Form 10-K
period 1993-12-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1994-03-31
CIK 845091

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1993

          Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290

                      MERRILL LYNCH LIFE INSURANCE COMPANY
             (Exact name of Registrant as specified in its charter)

              Arkansas                               91-1325756
     -------------------------------      ------------------------------------
     (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

                             800 Scudders Mill Road
                          Plainsboro, New Jersey 08536
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                  (609) 282-1429
                ------------------------------------------------
                (Registrant's telephone no. including area code)

   Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

                      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes   X     No
                       --------   --------

                      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                      Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                     Common   200,000
                                                            -----------
                      DOCUMENTS INCORPORATED BY REFERENCE

                      Preliminary Prospectus included in Post-Effective Amendment No. 1 to Registrant's registration statement on Form S-1, filed March 31, 1994, pursuant to the Securities Act of 1933, File No. 33-60290 -- incorporated by reference into Parts I and II of this report on Form 10-K.

                      REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(A) AND (B) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

     Item 1.  Business.

                      The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Post-Effective Amendment No. 1 to Registrant's registration statement, filed March 31, 1994, pursuant to the Securities Act of 1933, File No. 33-60290 (the "Prospectus"), is incorporated herein by reference.

     Item 2.  Properties.

                      The information set forth under the caption "J. Properties" in the Prospectus is incorporated herein by reference.

     Item 3.  Legal Proceedings.

                      The information set forth under the caption "Legal Proceedings" in the Prospectus is incorporated herein by reference.

     Item 4.  Submission of Matters to a Vote of Security Holders.

                      Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.


                                    PART II

     Item 5.  Market for Registrant's Common Equity and Related
              Stockholder Matters.

                      The Registrant is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), which is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. MLIG is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock.

                      On December 20, 1993, the Registrant paid a $44,988,000 ordinary dividend and a $75,012,000 extraordinary dividend to MLIG. The Registrant received approval from the Arkansas Insurance Commissioner prior to the declaration and payment of the extraordinary dividend. No other cash dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay dividends on its common stock is restricted. See Note 5 to the Registrant's financial statements.

     Item 6.  Selected Financial Data.

                      Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.

     Item 7.  Management's Narrative Analysis of Results of Operations.

                      The information set forth under the caption "C. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus is incorporated herein by reference.

     Item 8.  Financial Statements and Supplementary Data.

                      The financial statements of Registrant are set forth in
     Part IV hereof and are incorporated herein by reference.

     Item 9.  Changes in and Disagreements With Accountants on
              Accounting and Financial Disclosure.

                      Not applicable.

                                    PART III

                      Information called for by items 10 through 13 of this
     part is omitted pursuant to General Instruction J. of Form 10-K.

                                    PART IV

     Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a)  Financial Statements and Exhibits.

               (1) The following financial statements of the Registrant are filed as part of this report:

               a.   Independent Auditors' Report dated February 28, 1994.

               b.   Balance Sheets at December 31, 1993 and 1992.

               c. Statements of Earnings for the Years Ended December 31, 1993, 1992 and 1991.

               d. Statements of Stockholder's Equity for the Years Ended December 31, 1993, 1992 and 1991.

                      e. Statements of Cash Flows for the Years Ended December 31, 1993, 1992 and 1991.

                      f. Notes to Financial Statements for the Years Ended December 31, 1993, 1992 and 1991.

                      (2) The following exhibits are filed as part of this report as indicated below:

                      2.1 Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      2.2 Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      3.1 Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.1 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      3.2 By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      3.3 Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3(c) to the Registrant's registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

                      3.4 Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3(d) to the Registrant's registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

                      4.1 Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to
                               Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.2      Individual Certificate, ML-AY-362.
                               (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S- 1, File No. 33-26322.)

                      4.2a Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S- 1, File No. 33-26322.)

                      4.2b     Individual Certificate, ML-AY-378.
                               (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.3 Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to
                               Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.3a Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.4 Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to
                               Exhibit 4.4 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.4a Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.5 Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to
                               Exhibit 4.5 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.5a Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.5b Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.5c Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to
                               Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.6 Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to
                               Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.6a Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to
                               Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.7 Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.7a Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.8 Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.8a     Tax-Sheltered Annuity Endorsement, ML-AY-366
                               190.  (Incorporated by reference to Exhibit
                               4.8a, filed March 9, 1990, as part of
                               Post-Effective Amendment No. 1 to the
                               Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.9 Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to
                               Exhibit 4.9 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.10 Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to
                               Exhibit 4.10 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.10a Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post- Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.10b Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                      4.11 Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to
                               Exhibit 4.11 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.11a Individual Retirement Account Endorsement, ML-AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post- Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.12 Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.12a Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.13 Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.13a Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      4.14 Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.15 Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      4.16 Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      10.1 Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant's registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

                      10.2 General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to

                               Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      10.3 Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S- 1, File No. 33-26322.)

                      10.3a Amendment to Service Agreement between Merrill Lynch Insurance Group, Inc. and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c) to Post-Effective amendment No. 1 to the Registrant registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)


                      10.4 Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1, File No. 33- 26322.)

                      10.5 Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      10.6 Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to
                               Exhibit 10(g) to the Registrant's registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

                      10.7 Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h)
                               to the Registrant's registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

                      10.8 Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant's registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

                      10.9 Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                      25.1 Power of attorney of Joseph E. Crowne. (Incorporated by reference to Exhibit 25(a) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                      25.2 Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 25(b) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                      25.3 Power of attorney of John C.R. Hele. (Incorporated by reference to Exhibit 25(c) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                      25.4 Power of attorney of Allen N. Jones. (Incorporated by reference to Exhibit 25(d) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                      25.5 Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 25(e) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                      25.6 Power of attorney of Anthony J. Vespa. (Incorporated by reference to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                      28.1     Preliminary prospectus contained in
                               Post-Effective Amendment No. 1 to Registrant's registration statement, filed March 31, 1994, pursuant to the Securities Act of 1933, File No. 33-60290.


                      (3)      Not applicable.

                 (b)  Reports on Form 8-K.

                      No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1993.

                         INDEX TO FINANCIAL STATEMENTS


     Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . .

     Balance Sheets at December 31, 1993 and 1992  . . . . . . . . . . . . . .

     Statements of Earnings for the Years Ended December 31,
       1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . .

     Statements of Stockholder's Equity for the Years Ended
       December 31, 1993, 1992 and 1991  . . . . . . . . . . . . . . . . . . .

     Statements of Cash Flows for the Years Ended December 31,
       1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . .

     Notes to Financial Statements for the Years Ended December 31,
       1993, 1992 and 1991 . . . . . . . . . . . . . . . . . . . . . . . . . .

                                   SIGNATURES


                      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Merrill Lynch Life Insurance Company
                               ------------------------------------
                               (Registrant)


     Date:  March 29, 1994     By: /s/ Joseph E. Crowne
           ----------------        ------------------------------------
                                   Joseph E. Crowne
                                   Chief Financial Officer

                      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                Title                         Date
     ---------                -----                         ----
     /s/ Anthony J. Vespa                                   March 29, 1994
     --------------------     Chairman of the Board,       --------------------
     Anthony J. Vespa         President and Chief
                              Executive Officer
     /s/ Joseph E. Crowne                                   March 29, 1994
     --------------------     Director, Senior Vice        --------------------
     Joseph E. Crowne         President, Chief Financial
                              Officer, Chief
                              Actuary and Treasurer
     /s/ Barry G. Skolnick                                  March 29, 1994
     --------------------     Director, Senior Vice         -------------------
     Barry G. Skolnick        President and General
                              Counsel*
     /s/ David M. Dunford                                   March 29, 1994
     --------------------     Director and Senior Vice      -------------------
     David M. Dunford         President

     /s/ John C.R. Hele                                     March 29, 1994
     --------------------     Director and Senior Vice      -------------------
     John C.R. Hele           President

     /s/ Allen N. Jones                                     March 29, 1994
     --------------------     Director                      -------------------
     Allen N. Jones


     *Signing in his own capacity and as Attorney-in-Fact.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

              No annual report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holder.

                                 EXHIBIT INDEX

 Exhibit No.          Description                                    Location
 -----------          -----------                                    --------
 2.1                  Merrill Lynch Life Insurance Company Board     Incorporated by reference to Exhibit 2.1,
                      of Directors Resolution in Connection with     filed September 5, 1991, as part of Post-
                      the Merger between Merrill Lynch Life          Effective Amendment No. 4 to the
                      Insurance Company and Tandem Insurance         Registrant's registration statement on
                      Group, Inc.                                    Form S-1, File No. 33-26322.

 2.2                  Plan and Agreement of Merger between           Incorporated by reference to Exhibit 2.1a,
                      Merrill Lynch Life Insurance Company and       filed September 5, 1991, as part of Post-
                      Tandem Insurance Group, Inc.                   Effective Amendment No. 4 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 3.1                  Articles of Incorporation of Merrill Lynch     Incorporated by reference to Exhibit 3.1
                      Life Insurance Company.                        to the Registrant's registration statement
                                                                     on Form S-1, File No. 33-26322, filed
                                                                     January 3, 1989.

 3.2                  By-Laws of Merrill Lynch Life Insurance        Incorporated by reference to Exhibit 3.2
                      Company.                                       to the Registrant's registration statement
                                                                     on Form S-1, File No. 33-26322, filed
                                                                     January 3, 1989.

 3.3                  Articles of Amendment, Restatement and         Incorporated by reference to Exhibit 3(c)
                      Redomestication of the Articles of             to the Registrant's registration statement
                      Incorporation of Merrill Lynch Life            on Form S-1, File No. 33-46827, filed
                      Insurance Company.                             March 30, 1992.

 3.4                  Amended and Restated By-Laws of Merrill        Incorporated by reference to Exhibit 3(d)
                      Lynch Life Insurance Company.                  to the Registrant's registration statement
                                                                     on Form S-1, File No. 33-46827, filed
                                                                     March 30, 1992.





 4.1                  Group Modified Guaranteed Annuity              Incorporated by reference to Exhibit 4.1,
                      Contract, ML-AY-361.                           filed February 23, 1989, as part of Pre-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.2                  Individual Certificate, ML-AY-362.             Incorporated by reference to Exhibit 4.2,
                                                                     filed February 23, 1989, as part of Pre-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.2a                 Individual Certificate, ML-AY-362 KS.          Incorporated by reference to Exhibit 4.2a,
                                                                     filed March 9, 1990, as part of Post-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.2b                 Individual Certificate, ML-AY-378.             Incorporated by reference to Exhibit 4.2b,
                                                                     filed March 9, 1990, as part of Post-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.3                  Individual Tax-Sheltered Annuity               Incorporated by reference to Exhibit 4.3,
                      Certificate, ML-AY-372.                        filed February 23, 1989, as part of Pre-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.





4.3a                 Individual Tax-Sheltered Annuity               Incorporated by reference to Exhibit 4.3a,
                     Certificate, ML-AY-372 KS.                     filed March 9, 1990, as part of Post-
                                                                    Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.4                  Qualified Retirement Plan Certificate, ML-     Incorporated by reference to Exhibit 4.4
                     AY-373.                                        to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.4a                 Qualified Retirement Plan Certificate, ML-     Incorporated by reference to Exhibit 4.4a,
                     AY-373 KS.                                     filed March 9, 1990, as part of Post-
                                                                    Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.5                  Individual Retirement Annuity Certificate,     Incorporated by reference to Exhibit 4.5
                     ML-AY-374.                                     to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.5a                 Individual Retirement Annuity Certificate,     Incorporated by reference to Exhibit 4.5a,
                     ML-AY-374 KS.                                  filed March 9, 1990, as part of Post-
                                                                    Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.5b                 Individual Retirement Annuity Certificate,     Incorporated by reference to Exhibit 4.5b,
                     ML-AY-375 KS.                                  filed March 9, 1990, as part of Post-
                                                                    Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.





 4.5c                 Individual Retirement Annuity Certificate,     Incorporated by reference to Exhibit 4.5c,
                      ML-AY-379.                                     filed March 9, 1990, as part of Post-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.6                  Individual Retirement Account Certificate,     Incorporated by reference to Exhibit 4.6,
                      ML-AY-375.                                     filed February 23, 1989, as part of Pre-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.6a                 Individual Retirement Account Certificate,     Incorporated by reference to Exhibit 4.6a,
                      ML-AY-380.                                     filed March 9, 1990, as part of Post-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.7                  Section 457 Deferred Compensation Plan         Incorporated by reference to Exhibit 4.7
                      Certificate, ML-AY-376.                        to the Registrant's registration statement
                                                                     on Form S-1, File No. 33-26322, filed
                                                                     January 3, 1989.

 4.7a                 Section 457 Deferred Compensation Plan         Incorporated by reference to Exhibit 4.7a,
                      Certificate, ML-AY-376 KS.                     filed March 9, 1990, as part of Post-
                                                                     Effective Amendment No. 1 to the
                                                                     Registrant's registration statement on
                                                                     Form S-1, File No. 33-26322.

 4.8                  Tax-Sheltered Annuity Endorsement, ML-AY-      Incorporated by reference to Exhibit 4.8
                      366.                                           to the Registrant's registration statement
                                                                     on Form S-1, File No. 33-26322, filed
                                                                     January 3, 1989.





4.8a                 Tax-Sheltered Annuity Endorsement, ML-AY-      Incorporated by reference to Exhibit 4.8a,
                     366 190.                                       filed March 9, 1990, as part of Post-
                                                                    Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.9                  Qualified Retirement Plan Endorsement, ML-     Incorporated by reference to Exhibit 4.9
                     AY-364.                                        to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.10                 Individual Retirement Annuity Endorsement,     Incorporated by reference to Exhibit 4.10
                     ML-AY-368.                                     to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.10a                Individual Retirement Annuity Endorsement,     Incorporated by reference to Exhibit
                     ML-AY-368 190.                                 4.10a, filed March 9, 1990, as part of
                                                                    Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.10b                Individual Retirement Annuity Endorsement,     Incorporated by reference to Exhibit
                     ML-009.                                        4(j)(3) to Post-Effective Amendment No. 1
                                                                    to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-60290, filed
                                                                    March 31, 1994.

4.11                 Individual Retirement Account Endorsement,     Incorporated by reference to Exhibit 4.11
                     ML-AY-365.                                     to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.




4.11a                Individual Retirement Account Endorsement,     Incorporated by reference to Exhibit
                     ML-AY-365 190.                                 4.11a, filed March 9, 1990, as part of
                                                                    Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.12                 Section 457 Deferred Compensation Plan         Incorporated by reference to Exhibit 4.12
                     Endorsement, ML-AY-367.                        to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.12a                Section 457 Deferred Compensation Plan         Incorporated by reference to Exhibit
                     Endorsement, ML-AY-367 190.                    4.12a, filed March 9, 1990, as part of
                                                                    Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.13                 Qualified Plan Endorsement, ML-AY-369.         Incorporated by reference to Exhibit 4.13
                                                                    to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.13a                Qualified Plan Endorsement, ML-AY-448.         Incorporated by reference to Exhibit
                                                                    4.13a, filed March 9, 1990, as part of
                                                                    Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.14                 Application for Group Modified Guaranteed      Incorporated by reference to Exhibit 4.14
                     Annuity Contract.                              to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.





4.15                 Annuity Application for Individual             Incorporated by reference to Exhibit 4.15
                     Certificate Under Modified Guaranteed          to the Registrant's registration statement
                     Annuity Contract.                              on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.16                 Form of Company Name Change Endorsement.       Incorporated by reference to Exhibit 4.16,
                                                                    filed September 5, 1991, as part of Post-
                                                                    Effective Amendment No. 4 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

10.1                 Management Services Agreement between          Incorporated by reference to Exhibit 10.1
                     Family Life Insurance Company and Merrill      to the Registrant's registration statement
                     Lynch Life Insurance Company.                  on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

10.2                 General Agency Agreement between Merrill       Incorporated by reference to Exhibit 10.2,
                     Lynch Life Insurance Company and Merrill       filed February 23, 1989, as part of Pre-
                     Lynch Life Agency, Inc.                        Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

10.3                 Service Agreement among Merrill Lynch          Incorporated by reference to Exhibit 10.3,
                     Insurance Group, Family Life                   filed March 13, 1991, as part of Post-
                     Insurance Company and Merrill Lynch Life       Effective Amendment No. 2 to the
                     Insurance Company.                             Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

10.3a                Amendment to Service Agreement between         Incorporated by reference to Exhibit 10(c)
                     Merrill Lynch Insurance Group and              to Post-Effective Amendment No. 1 to the
                     Merrill Lynch Life Insurance Company.          Registrant's registration statement on
                                                                    Form S-1, File No. 33-60290, filed
                                                                    March 31, 1994.





10.4                 Indemnity Reinsurance Agreement between        Incorporated by reference to Exhibit 10.4,
                     Merrill Lynch Life Insurance Company and       filed March 13, 1991, as part of Post-
                     Family Life Insurance Company.                 Effective Amendment No. 2 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

10.5                 Assumption Reinsurance Agreement               Incorporated by reference to Exhibit 10.6,
                     Between Merrill Lynch Life Insurance           filed April 24, 1991, as part of Post-
                     Company, Tandem Insurance Group, Inc. and      Effective Amendment No. 3 to the
                     Royal Tandem Life Insurance Company and        Registrant's registration statement on
                     Family Life Insurance Company.                 Form S-1, File No. 33-26322.

10.6                 Amended General Agency Agreement between       Incorporated by reference to Exhibit 10(g)
                     Merrill Lynch Life Insurance Company and       to the Registrant's registration statement
                     Merrill Lynch Life Agency, Inc.                on Form S-1, File No. 33-46827, filed
                                                                    March 30, 1992.

10.7                 Indemnity Agreement between Merrill Lynch      Incorporated by reference to Exhibit 10(h)
                     Life Insurance Company and Merrill Lynch       to the Registrant's registration statement
                     Life Agency, Inc.                              on Form S-1, File No. 33-46827, filed
                                                                    March 30, 1992.

10.8                 Management Agreement between Merrill Lynch     Incorporated by reference to Exhibit 10(i)
                     Life Insurance Company and Merrill Lynch       to the Registrant's registration statement
                     Asset Management, Inc.                         on Form S-1, File No. 33-46827, filed
                                                                    March 30, 1992.

10.9                 Amendment No. 1 to Indemnity Reinsurance       Incorporated by reference to Exhibit 10.5,
                     Agreement between Family Life Insurance        filed April 24, 1991, as part of Post-
                     Company and Merrill Lynch Life Insurance       Effective Amendment No. 3 to the
                     Company.                                       Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.





25.1                 Power of attorney of Joseph E. Crowne.         Incorporated by reference to Exhibit 25(a)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60290, filed March
                                                                    31, 1994.

25.2                 Power of attorney of David M. Dunford.         Incorporated by reference to Exhibit 25(b)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60290, filed March
                                                                    31, 1994.

25.3                 Power of attorney of John C.R. Hele.           Incorporated by reference to Exhibit 25(c)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60290, filed March
                                                                    31, 1994.

25.4                 Power of attorney of Allen N. Jones.           Incorporated by reference to Exhibit 25(d)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60290, filed March
                                                                    31, 1994.

25.5                 Power of attorney of Barry G. Skolnick.        Incorporated by reference to Exhibit 25(e)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-60290, filed March
                                                                    31, 1994.

25.6                 Power of Attorney of Anthony J. Vespa.         Incorporated by reference to Exhibit 25(f)
                                                                    to Post-Effective Amendment No. 1 to the
                                                                    Registrant's





                                                                    registration statement on Form S-1, File
                                                                    No. 602890, filed March 31, 1994.

28.1                 Preliminary prospectus contained in Post-
                     Effective Amendment No. 1 to Registrant's registration statement, filed March 31,
                     1994, pursuant to the Securities Act of
                     1933, File No. 33-60290.





