Form 10-Q
period 1994-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1994-05-13
CIK 845091

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1994
         COMMISSION FILE NUMBER 33-26322; 33-46827; 33-52254; 33-60290

                      MERRILL LYNCH LIFE INSURANCE COMPANY
             (Exact name of Registrant as specified in its charter)


                   ARKANSAS                                     91-1325756
         (State or other jurisdiction                         (IRS Employer
      of incorporation or organization)                    Identification No.)


                             800 SCUDDERS MILL ROAD
                          PLAINSBORO, NEW JERSEY 08536
                    (Address of Principal Executive Offices)

                                 (609) 282-1429
              (Registrant's telephone number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No
                                  -               -

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 COMMON 200,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

PART I  Financial Information

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in Thousands)

ASSETS                                                                      March 31,    December 31,
                                                                              1994           1993
                                                                          -------------  -------------
                                                                                  (Unaudited)
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair value
  (amortized cost:  1994 - $4,975,785; 1993 - $5,369,236)                 $  5,015,500   $  5,597,359
Fixed maturity securities held for trading, at estimated fair value
  (amortized cost:  1994 - $138,469; 1993 - $140,635)                          136,532        144,035
Equity securities available for sale, at estimated fair value
  (amortized cost:  1994 - $19,300; 1993 - $24,424)                             21,394         24,970
Equity securities held for trading, at estimated fair value
  (amortized cost:  1994 - $19,523; 1993 - $19,694)                             18,562         20,585
Mortgage loans on real estate                                                  187,854        191,214
Real estate available for sale                                                  30,032         29,761
Policy loans on insurance contracts                                            936,026        924,579
                                                                          -------------  -------------
  Total Investments                                                          6,345,900      6,932,503

CASH AND CASH EQUIVALENTS                                                       78,497        122,218
ACCRUED INVESTMENT INCOME                                                      120,565        120,337
DEFERRED POLICY ACQUISITION COSTS                                              367,712        318,903
FEDERAL INCOME TAXES - DEFERRED                                                 28,761         16,878
REINSURANCE RECEIVABLES                                                          2,412          1,190
RECEIVABLES FROM AFFILIATES - NET                                                1,082            789
OTHER ASSETS                                                                    31,505         21,481
SEPARATE ACCOUNTS ASSETS                                                     5,149,224      4,715,278
                                                                          -------------  -------------

TOTAL ASSETS                                                              $ 12,125,658   $ 12,249,577
                                                                          =============  =============










See notes to financial statements.                             (Continued)
MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands)

LIABILITIES AND STOCKHOLDER'S EQUITY                                        March 31,    December 31,
                                                                              1994           1993
                                                                          -------------  -------------
                                                                                 (Unaudited)
LIABILITIES:
  POLICY LIABILITIES AND ACCRUALS:
    Policyholders' account balances                                       $  6,133,518   $  6,691,811
    Claims and claims settlement expenses                                       24,391         20,295
                                                                          -------------  -------------
      Total policy liabilities and accruals                                  6,157,909      6,712,106

OTHER POLICYHOLDER FUNDS                                                        21,937         28,768
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                         25,811         28,083
OTHER LIABILITIES                                                               69,789         68,165
FEDERAL INCOME TAXES - CURRENT                                                  19,096         10,122
SEPARATE ACCOUNTS LIABILITIES                                                5,149,224      4,715,278
                                                                          -------------  -------------
      Total Liabilities                                                     11,443,766     11,562,522
                                                                          -------------  -------------


STOCKHOLDER'S EQUITY:
  Common stock, $10 par value - 200,000 shares
     authorized, issued and outstanding                                          2,000          2,000
  Additional paid-in capital                                                   637,590        637,590
  Retained earnings                                                             55,516         47,860
  Net unrealized investment loss                                               (13,214)          (395)
                                                                          -------------  -------------
    Total Stockholder's Equity                                                 681,892        687,055
                                                                          -------------  -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $ 12,125,658   $ 12,249,577
                                                                          =============  =============










See notes to financial statements.
MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands)


                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ----------------------------
                                                                             1994           1993
                                                                          -------------  -------------
                                                                                  (Unaudited)
REVENUES:
  Investment revenue:
    Net investment income                                                 $    122,479   $    159,206
    Net realized investment gains (losses)                                      (4,623)         3,843
  Policy charge revenue                                                         25,719         19,558
                                                                          -------------  -------------
      Total Revenues                                                           143,575        182,607
                                                                          -------------  -------------
BENEFITS AND EXPENSES
  Interest credited to policyholders' account balances                          91,060        127,807
  Market value adjustment expense                                                4,731          2,448
  Policy benefits (reinsurance recoveries:  1994 - $1,505;
    1993 - $2,116)                                                               3,666          2,475
  Reinsurance premium ceded                                                      3,563          2,744
  Amortization of deferred policy acquisition cost                              19,413         21,493
  Insurance expenses and taxes                                                   9,493         13,107
                                                                          -------------  -------------
      Total Benefits and Expenses                                              131,926        170,074
                                                                          -------------  -------------

      Earnings Before Federal Income Tax Provision                              11,649         12,533

FEDERAL INCOME TAX PROVISION (BENEFITS)
  Current                                                                        8,974          5,305
  Deferred                                                                      (4,981)        (1,187)
                                                                          -------------  -------------
      Total Federal Income Tax Provision                                         3,993          4,118
                                                                          -------------  -------------

NET EARNINGS                                                              $      7,656   $      8,415
                                                                          =============  =============



See notes to financial statements.
MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands)

                                                                                       Net
                                                      Additional                    unrealized        Total
                                          Common        paid-in       Retained      investment     stockholder's
                                           Stock        capital       earnings      gain (loss)       equity
                                       ------------   ------------   ------------   ------------   -------------
                                                                     (Unaudited)
BALANCE, JANUARY 1, 1993               $     2,000    $   654,717    $   102,873    $     2,884    $   762,474

  Dividend to Parent                             0        (17,127)      (102,873)             0       (120,000)

  Net earnings                                   0              0         47,860              0         47,860

  Net unrealized investment loss                 0              0              0         (3,279)        (3,279)
                                       ------------   ------------   ------------   ------------   ------------

BALANCE, DECEMBER 31, 1993                   2,000        637,590         47,860           (395)       687,055

  Net earnings                                   0              0          7,656              0          7,656

  Net unrealized investment loss                 0              0              0        (12,819)       (12,819)
                                       ------------   ------------   ------------   ------------   ------------

BALANCE, MARCH 31, 1994                $     2,000    $   637,590    $    55,516    $   (13,214)   $   681,892
                                       ============   ============   ============   ============   =============








See notes to financial statements.















MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                          ----------------------------
                                                                              1994           1993
                                                                          -------------  -------------
                                                                                  (Unaudited)
 OPERATING ACTIVITIES:
   Net earnings                                                           $      7,656   $      8,415
     Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
       Amortization of deferred policy acquisition costs                        19,413         21,493
       Capitalization of policy acquisition costs                              (30,763)       (13,877)
       Depreciation and amortization                                            (1,516)        (2,132)
       Net realized investment (gains) losses                                    4,623         (3,843)
       Interest credited to policyholders' account balances                     91,060        127,809
       Provision for deferred Federal income tax                                (4,981)        (1,187)
     Cash and cash equivalents provided (used) by changes in
       operating assets and liabilities:
       Accrued investment income                                                  (228)       (13,744)
       Policy liabilities and accruals                                           4,096         12,166
       Federal income taxes - current                                            8,974          5,305
       Other policyholder funds                                                 (6,831)        (6,720)
       Liability for guaranty fund assessments                                  (2,272)            37
       Receivable from affiliates - net                                           (293)        (7,255)
     Policy loans                                                              (11,448)       (18,288)
     Investment trading securities                                               2,563              0
     Other, net                                                                 (9,623)         4,983
                                                                          -------------  -------------
       Net cash and cash equivalents provided by operating
         activities                                                             70,430        113,162
                                                                          -------------  -------------

 INVESTING ACTIVITIES:
   Fixed maturity securities sold                                              142,473        151,380
   Fixed maturity securities matured                                           502,891        727,381
   Fixed maturity securities purchased                                        (245,474)      (795,399)
   Equity securities available for sale sold                                     6,768            182
   Equity securities available for sale purchased                                    0            (75)
   Mortgage loans on real estate principal payments received                         0          4,829
   Real estate available for sale purchased                                       (271)           (32)
   Investment in Separate Accounts                                                   0          (1,445)
                                                                          -------------  -------------
       Net cash and cash equivalents provided by investing
          activities                                                           406,387          86,821
                                                                          -------------  -------------

See notes to financial statements
(continued)
MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands)


                                                                              Three Months Ended
                                                                                    March 31,
                                                                          ----------------------------
                                                                              1994           1993
                                                                          -------------  -------------
                                                                                   (Unaudited)
FINANCING ACTIVITIES:
  Real estate encumbrances paid off                                                  0           (956)
  Policyholders' account balances:
    Deposits                                                                   290,789         63,149
    Withdrawals (net of transfers to separate account)                        (811,327)      (409,695)
                                                                          -------------  -------------

      Net cash and cash equivalents used by financing activities              (520,538)      (347,502)
                                                                          -------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (43,721)      (147,519)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                            122,218        172,124
                                                                          -------------  -------------

  End of period                                                           $     78,497   $     24,605
                                                                          =============  =============





















See notes to financial statements
MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1994


NOTE 1:  BASIS OF PRESENTATION:

Merrill Lynch Life Insurance Company (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months ended March 31, 1994 and 1993 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K ("1993 Report").

The Company paid no Federal income taxes during the first three months of 1994 and 1993. The Company paid interest on affiliated borrowings of $0.1 million and $0.2 million for the three months ended March 31, 1994 and 1993, respectively.


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners ("NAIC"). Statutory capital and surplus at March 31, 1994 and December 31, 1993, was $371.6 million and $374.2 million, respectively. For the three months ended March 31, 1994 and 1993, statutory net income was $1.7 million and $12.6 million, respectively.


NOTE 3.  COMMITMENTS:

In the normal course of business, the Company enters into interest rate swap contracts for the purpose of minimizing exposure to fluctuations in interest rates of specific assets held. Termination of these commitments as of March 31, 1994 would not have a material effect on the financial condition of the Company.


Item  2   Management's  Narrative  Analysis  of  the  Results  of
Operations


This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1993 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations filed in the 1993 Report.

Business Overview

The Company's gross earnings are principally derived from two sources; the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

Life insurance and annuity deposits received in the first three months of 1994 increased $227.6 million to $290.8 million, when compared to the same period in 1993. The increase was attributable to sales of the Company's variable annuity product.

For 1994, approximately $1.892 billion of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. This represents approximately 28% of the
Company's policy liabilities and accruals as of December 31, 1993. During the first three months of 1994, approximately $505 million of fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender the contract without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first quarter 1994 and for the year ending December 31, 1993:

                                                            1994                1993
                                                      ----------------    ----------------
                                                      Amount      %       Amount      %
                                                      -------   -----     -------   -----
                                                            (Dollars in Millions)
Renewed with an adjustment to the
 applicable interest crediting rate                   $   92     18%      $  273     22%
Exchanged into either the variable annuity
 product or the market value adjusted
 annuity product                                         238     47%         453     36%
Surrendered                                              175     35%         543     42%
                                                      -------   -----     -------   -----
Total                                                 $  505    100%      $1,269    100%
                                                      =======   =====     =======   =====

The rates of renewal, exchange and surrender experienced are consistent with management's projections.

To fund all business activities, the Company maintains a high quality, high liquidity investment portfolio. As of March 31, 1994, the Company's invested assets and cash equivalents consist of approximately 63% liquid or readily marketable securities.

As of March 31, 1994, approximately $535 million (10.4%) of the Company's fixed maturity securities were invested in securities considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the three month periods ended March 31, 1994 and 1993, the Company reported net earnings of $7.7 million and $12.5 million, respectively.

Net investment income and interest credited to policyholders' account balances for the three months ended March 31, 1994 as compared to the same period in 1993 have both declined by approximately $36.7 million resulting in no change in interest spread. The reductions in both net investment income and interest credited to policyholders' account balances is primarily attributable to the reduction in fixed rate contracts inforce.

The Company experienced net realized investment losses of $(4.6) million during the current three month period as compared to net realized investment gains of $3.8 million for the same period during 1993. During the first quarter of 1994 there was significant volatility in both the equity and debt markets with ending values generally being lower at March 31, 1994 than they were at December 31, 1993. Reflecting the general declines in value, the Company's trading portfolios experienced $7.2 million of realized and unrealized losses during the current period. The Company did not have any securities designated as trading during the first quarter of 1993.

Policy charge revenue increased approximately $6.5 million during the current three month period as compared to the same period  in
1993.   This  is  primarily  attributable  to  the  increase   in
contracts in force of the variable annuity product.

The market value adjustment expense is attributable to the Company's market value adjusted annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. Due to the decline in interest rates, this market value adjustment has resulted in an expense to the Company. The Company's market value adjusted annuity has experienced an increase in surrenders during the first three months of 1994 as compared to the same period during 1993. Many of these contract owners have exchanged their contracts for variable annuity contracts sold by the Company or its competitors. The increase in surrender activity has resulted in the $2.3 million increase in the market value adjustment expense. Offsetting this expense were net realized investment gains attributable to the sale of investments to fund the surrenders.

Policy benefits increased approximately $1.2 million from $2.5 million for 1993 to $3.7 million for 1994. The Company's variable annuity product includes a contract provision which guarantees a minimum death benefit. The Company accrues the expected cost of this benefit and records the expense in policy benefits. The increase in policy benefits during 1994 as compared to 1993 is attributable to this accrual reflects the growth in variable annuity contracts inforce.

Reinsurance premium ceded increased approximately $0.8 million from $2.8 million during the first three months of 1993 to $3.6 million for the current period. This increase is primarily attributable to the increase in average attained age of the Company's life insurance policyholders. As the average age of the policyholders increases the cost to the Company of reinsurance increases.

Amortization of deferred policy acquisition costs declined $2.1 million during the current period as compared to the same period during 1993 as a result of a decline in fixed annuity contracts inforce partially offset by an increase in the variable annuity contracts inforce.

Insurance expenses and taxes decreased $3.6 million during the current three month period as compared to the same period in 1993. Approximately $1.0 million of the decrease was attributable to a period to period reduction in the amount of allowances established for future assessments related to the rehabilitation of insolvent and/or impaired life insurance companies. The remaining reduction in expenses is attributable to operational efficiencies and the completion during 1993 of certain policy administration system enhancements.

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.

Item 5.  Other Information.

         Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             None.

         (b) Reports on Form 8-K.

             None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE
                                       -------------------------------------
                                              Joseph E. Crowne
                                              Senior Vice President and
                                              Chief Financial Officer

Date: May 12, 1994