Form 10-Q
period 1994-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1994-08-12
CIK 845091

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

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1994
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

                             Yes  X           No
                                -----            -----
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

PART I  Financial Information


MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - -------------------------------------------------------------------

BALANCE SHEETS
(Dollars in Thousands)
============================================================================


ASSETS                                                                     June 30,      December 31,
                                                                             1994             1993
								       --------------    --------------
                                                                       	        (Unaudited)
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair value
 (amortized cost:  1994 - $4,337,537; 1993 - $5,369,236)               $  4,294,178      $  5,597,359
Fixed maturity securities held for trading, at estimated fair value
 (amortized cost:  1994 - $149,188; 1993 - $140,635)                        142,501           144,035
Equity securities available for sale, at estimated fair value
 (cost:  1994 - $18,917; 1993 - $24,424)                                     20,373            24,970
Equity securities held for trading, at estimated fair value
 (cost:  1994 - $19,653; 1993 - $19,694)                                     19,124            20,585
Mortgage loans on real estate                                               172,340           191,214
Real estate available for sale                                               25,784            29,761
Policy loans on insurance contracts                                         958,823           924,579
                                                                       --------------    --------------
 Total Investments                                                        5,633,123         6,932,503

CASH AND CASH EQUIVALENTS                                                    98,192           122,218
ACCRUED INVESTMENT INCOME                                                    99,241           120,337
DEFERRED POLICY ACQUISITION COSTS                                           411,198           318,903
FEDERAL INCOME TAXES - DEFERRED                                              34,373            16,878
REINSURANCE RECEIVABLES                                                       2,444             1,190
RECEIVABLES FROM AFFILIATES - NET                                             4,823               789
OTHER ASSETS                                                                 31,263            21,481
SEPARATE ACCOUNTS ASSETS                                                  5,491,001         4,715,278
                                                                       --------------   ---------------

TOTAL ASSETS                                                           $ 11,805,658     $  12,249,577
                                                                       ==============   ===============



See notes to financial statements.                              (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

BALANCE SHEETS
(Concluded) (Dollars in Thousands)
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                      June 30,       December 31,
                                                                            1994             1993
            							       --------------    --------------
                                                                      		 (Unaudited)

LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $  5,501,091      $  6,691,811
  Claims and claims settlement expenses                                      23,804            20,295
								       --------------    --------------

   Total policy liabilities and accruals                                  5,524,895         6,712,106

OTHER POLICYHOLDER FUNDS                                                     27,164            28,768
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                      26,212            28,083
OTHER LIABILITIES                                                            64,745            68,165
FEDERAL INCOME TAXES - CURRENT                                               11,017            10,122
SEPARATE ACCOUNTS LIABILITIES                                             5,476,305         4,715,278
								       --------------    --------------

   Total Liabilities                                                     11,130,338        11,562,522
                                                                       --------------    --------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                        2,000             2,000
 Additional paid-in capital                                                 637,590           637,590
 Retained earnings                                                           65,345            47,860
 Net unrealized investment loss                                             (29,615)             (395)
								       --------------    --------------

  Total Stockholder's Equity                                                675,320           687,055
								       --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 11,805,658      $ 12,249,577
                                                                       ==============    ==============




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in Thousands)
==========================================================================

                                                                             Six Months Ended
                                                                                  June 30,
								       --------------------------------
                                                                             1994             1993
								       --------------    --------------
                                                                                (Unaudited)
REVENUES:
 Investment revenue:
  Net investment income                                                $    231,018      $    313,246
  Net realized investment gains (losses)                                    (10,173)           14,504
 Policy charge revenue                                                       53,841            43,653
                                                                       --------------    --------------
   Total Revenues                                                           274,686           371,403
								       --------------    --------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                       172,074           251,853
 Market value adjustment expense                                              5,512             7,926
 Policy benefits (net of reinsurance recoveries:  1994 - $3,211;
  1993 - $4,483)                                                              8,064             6,077
 Reinsurance premium ceded                                                    6,993             6,212
 Amortization of deferred policy acquisition costs                           36,286            45,857
 Insurance expenses and taxes                                                19,016            25,255
								       --------------    --------------

   Total Benefits and Expenses                                              247,945           343,180
                                                                       --------------    --------------

   Earnings Before Federal Income Tax Provision                              26,741            28,223

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                     11,017            10,082
 Deferred                                                                    (1,761)             (592)
                                                                       --------------    --------------
   Total Federal Income Tax Provision                                         9,256             9,490
								       --------------    --------------

NET EARNINGS                                                           $     17,485      $     18,733
                                                                       ==============    ==============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in Thousands)
================================================================================

									     Three Months Ended
                                                                                   June 30,
								       --------------------------------
                                                                             1994             1993
								       --------------    --------------
                                                                                  (Unaudited)
REVENUES:
 Investment revenue:
  Net investment income                                                $    108,539      $    154,040
  Net realized investment gains (losses)                                     (5,550)           10,661
 Policy charge revenue                                                       28,122            24,095
								       --------------    --------------

   Total Revenues                                                           131,111           188,796
								       --------------    --------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        81,014           124,046
 Market value adjustment expense                                                781             5,478
 Policy benefits (net of reinsurance recoveries:  1994 - $1,707;
  1993 - $2,367)                                                              4,398             3,602
 Reinsurance premium ceded                                                    3,430             3,468
 Amortization of deferred policy acquisition costs                           16,873            24,364
 Insurance expenses and taxes                                                 9,523            12,148
								       --------------    --------------

   Total Benefits and Expenses                                              116,019           173,106
                                                                       --------------    --------------

   Earnings Before Federal Income Tax Provision                              15,092            15,690

FEDERAL INCOME TAX PROVISION:
 Current                                                                      2,043             4,777
 Deferred                                                                     3,220               595
								       --------------    --------------

   Total Federal Income Tax Provision                                         5,263             5,372
								       --------------    --------------

NET EARNINGS                                                           $      9,829      $     10,318
                                                                       ==============    ==============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands)
=============================================================================

                                                                                        Net
                                                      Additional                     unrealized         Total
                                         Common        paid-in         Retained      investment      stockholder's
                                         stock         capital         earnings      gain (loss)        equity
                                     -------------   -------------   -------------   -------------   -------------
                                                                         (Unaudited)

BALANCE, JANUARY 1, 1993             $     2,000     $   654,717     $   102,873     $     2,884     $   762,474

 Dividend to Parent                            0         (17,127)       (102,873)              0        (120,000)

 Net earnings                                  0               0          47,860               0          47,860

 Net unrealized investment loss                0               0               0          (3,279)         (3,279)

				     -------------   -------------   -------------   -------------   -------------
BALANCE, DECEMBER 31, 1993                 2,000         637,590          47,860            (395)        687,055

 Net earnings                                  0               0          17,485               0          17,485

 Net unrealized investment loss                0               0               0         (29,220)        (29,220)
				     -------------   -------------   -------------   -------------   -------------

BALANCE, JUNE 30, 1994               $     2,000     $   637,590     $    65,345     $   (29,615)    $   675,320
                                     =============   =============   =============   =============   =============





See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
==========================================================================

                                                                               Six Months Ended
                                                                                   June 30,
								       --------------------------------
                                                                             1994             1993
								       --------------	 --------------
                                                                                 (Unaudited)
OPERATING ACTIVITIES:
 Net earnings                                                          $     17,485      $     18,733
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                         36,286            45,857
   Capitalization of policy acquisition costs                               (66,463)          (30,773)
   Depreciation and amortization                                             (2,474)           (3,941)
   Net realized investment (gains) losses                                    10,173           (14,504)
   Interest credited to policyholders' account balances                     172,074           251,853
   Benefit for deferred Federal income tax                                   (1,761)             (592)
  Cash and cash equivalents provided (used) by changes in
   operating assets and liabilities:
   Accrued investment income                                                 21,096             3,845
   Claims and claim settlement expenses                                       3,509            13,515
   Federal income taxes - current                                               895            10,082
   Other policyholder funds                                                  (1,604)           (1,030)
   Liability for guaranty fund assessments                                   (1,871)            1,547
   Receivable from affiliates - net                                          (4,034)            2,525
  Change in policy loans                                                    (34,244)          (41,754)
  Change in investment trading securities                                    (8,060)          (12,198)
  Other, net                                                                (14,456)           12,726
								       --------------    --------------
  Net cash and cash equivalents provided by operating activities            126,551           255,891
								       --------------    --------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                             546,542           324,739
 Fixed maturity securities matured                                          814,748         1,303,099
 Fixed maturity securities purchased                                       (323,072)       (1,231,545)
 Equity securities available for sale sold                                    6,972             4,516
 Equity securities available for sale purchased                                   0            (1,497)
 Mortgage loans on real estate principal payments received                   13,021             7,621
 Real estate available for sale - improvements acquired                        (608)                0
 Real estate available for sale sold                                          5,810                 0
 Investment in Separate Accounts                                            (14,696)                0
 Recapture of investment in Separate Accounts                                     0             6,388
								       --------------    --------------
   Net cash and cash equivalents provided by investing activities         1,048,717           413,321
								       --------------    --------------


See notes to financial statements                  (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands)
=============================================================================

                                                                               Six Months Ended
                                                                                   June 30,
								       --------------------------------
                                                                             1994             1993
								       --------------    --------------
                                                                                  (Unaudited)
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                  541,888           218,726
  Withdrawals (includes transfers to Separate Accounts)                  (1,741,182)         (917,761)
								       --------------    --------------

   Net cash and cash equivalents used by financing activities            (1,199,294)         (699,035)
								       --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (24,026)          (29,823)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                          122,218           172,124
								       --------------    --------------

 End of period                                                         $     98,192      $    142,301
                                                                       ==============    ==============





See notes to financial statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)
- - ------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1994
=================================================================


NOTE 1:  BASIS OF PRESENTATION:

Merrill Lynch Life Insurance Company (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three and six months ended June 30, 1994 and 1993 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K ("1993 Report").

The Company paid Federal income taxes of $10.1 million during the first six months of 1994. The Company did not pay any Federal income taxes during the first six months of 1993. The Company paid interest on affiliated borrowings of $0.3 million and $0.2 million for the six months ended June 30, 1994 and 1993, respectively.


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the
National   Association      of     Insurance       Commissioners.
Statutory capital and surplus at June 30, 1994 and December 31, 1993, was $377.5 million and $374.2 million, respectively. For the six months ended June 30, 1994 and 1993, statutory net income was $5.9 million and $34.1 million, respectively.


NOTE 3.  COMMITMENTS:

The Company had previously entered into interest rate swap contracts for the purpose of minimizing exposure to fluctuations in interest rates of specific assets held. Termination of these commitments as of June 30, 1994 would not have a material effect on the financial condition of the Company.

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1994 and 1993, with additional information on the three month periods presented where appropriate.

Business Overview

The Company's earnings are principally derived from two sources; the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

Life insurance and annuity deposits received in the first six months of 1994 increased $323.2 million to $541.9 million, when compared to the same period in 1993. The increase was primarily attributable to sales of the Company's variable annuity product.

For all of 1994, approximately $1.892 billion of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. This represents approximately 28% of the Company's policy liabilities and accruals as of December 31, 1993. During the first six months of 1994, approximately $1.316 billion of these fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender the contract without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first six months of 1994 and for the year ended December 31, 1993:

                                                     1994             1993
						-----------------------------
                                                Amount    %      Amount    %
						------	-----	 ------	  ----
                                                   (Dollars in Millions)
Renewed with an adjustment to the
 applicable interest crediting rate             $  278    21%    $  273    22%
Exchanged into either the variable annuity
 product or the market value adjusted
 annuity product offered by the Company            577    44%       453    36%
Surrendered                                        461    35%       543    42%
						------	-----	 ------	  ----

Total                                           $1,316   100%   $ 1,269   100%
						======	=====	=======	  ====

The rates of renewal, exchange and surrender experienced are consistent with management's projections. As of June 30, 1994, substantially all fixed deferred annuity contracts have reached the expiration of their initial interest rate guarantee period.
As a result, for the remainder of 1994 and for 1995 it is anticipated that the lapse experience of the inforce fixed deferred annuity business will be significantly reduced from the levels of the preceding two years.

To  fund  all business activities, the Company maintains  a  high quality and liquid investment portfolio. As of June 30, 1994, the
Company's  invested  assets  and  cash  equivalents  consist   of
approximately 63% liquid or readily marketable securities.

As  of  June 30, 1994, approximately $346.0 million (7.8%) of the
Company's         fixed        maturity       securities     were
considered   non-investment  grade.  The  Company  defines   non-
investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher
(or  similar rating agency), and are not guaranteed by an  agency of  the federal government.  Non-investment grade securities  are speculative  and  are  subject  to  significantly  greater  risks related  to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations
- - ---------------------

For the six month periods ended June 30, 1994 and 1993, the Company reported net earnings of $17.5 million and $18.7 million, respectively. For the three month periods ended June 30, 1994 and 1993, the Company reported $9.8 million and $10.3 million, respectively.

Net  investment  income and interest credited  to  policyholders'
account  balances  for  the six months ended  June  30,  1994  as
compared   to   the  same  period  in  1993  have   declined   by
approximately  $82.2  million  and $79.8  million,  respectively, resulting  in  a $2.4 million reduction in interest  spread.  The reductions  in both net investment income, interest  credited  to policyholders' account balances and interest spread is  primarily attributable to the reduction in fixed rate contracts inforce.

The Company experienced net realized investment losses of $(10.2)
million  during the current six month period as compared  to  net realized  investment gains of $14.5 million for the  same  period during  1993.  During  the first six months  of  1994  there  was significant  volatility in both the equity and debt markets  with ending  values generally being lower at June 30, 1994  than  they were  at  December 31, 1993. Reflecting the general  declines  in value, the Company's trading portfolios experienced $11.8 million of  realized and unrealized losses during the current  period  as compared  to  $2.3 million of unrealized gains  during  the  same
period  in 1993.  As well, dispositions   in   the available  for
sale  portfolio  resulted in substantially reduced  net  realized investment gains during the current six month period as  compared to the same period during 1993.

Policy charge revenue increased approximately $10.2 million during the current six month period as compared to the same period in 1993. This is primarily attributable to the increase in contracts in force of the variable annuity product.

The market value adjustment expense is attributable to the Company's market value adjusted annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. Due to the current lower level of interest rates as compared to the average guaranteed interest rate of the inforce contracts, this market value adjustment generally has resulted in an expense to the Company. The Company's market value adjusted annuity has experienced a decrease in surrenders during the first six months of 1994 as compared to the same period during 1993. The decrease in surrender activity and the recent rise in interest rates has resulted in the $2.4 million decrease in the market value adjustment expense.

Policy  benefits increased approximately $2.0 million  from  $6.1 million for the first six months of 1993 to $8.1 million  for the
current    six    month    period.     The   Company's   variable
annuity product includes a contract provision which guarantees  a minimum  death benefit. The Company accrues the expected cost  of this  benefit  and  records the expense in policy  benefits.  The increase  in policy benefits during 1994 as compared to  1993  is attributable to this accrual and reflects the growth in  variable annuity contracts inforce.

Reinsurance  premium ceded increased approximately  $0.8  million from  $6.2  million during the first six months of 1993  to  $7.0 million  for  the  current  period. This  increase  is  primarily attributable  to  the  increase in average attained  age  of  the
Company's life insurance policyholders. As the average age of the policyholders  increases the cost to the Company  of  reinsurance increases.

Amortization  of deferred policy acquisition costs declined  $9.6 million during the current period as compared to the same  period during  1993.  The  Company  adjusts the amortization of deferred policy  acquisition  costs  based  on  realized  investment gains recognized on normal dispositions  in  the  Company's  investment portfolios. The decline in  realized  investment gains during the current six month period as  compared  to  the same period during
1993 contributed to the  reduction  in  amortization  of deferred
policy  acquisition  costs.   Additionally  contributing  to  the
decrease  in amortization is a decline in fixed annuity contracts inforce  partially  offset by an increase in the variable annuity contracts inforce.

Insurance  expenses and taxes decreased $6.2 million  during  the current six month period as compared to the same period in  1993.
Approximately $1.8 million of the decrease was attributable to  a
period   to   period  reduction  in  the  amount  of   allowances
established  for future assessments related to the rehabilitation of  insolvent  and/or  impaired  life  insurance  companies.  The remaining  reduction in expenses is attributable  to  operational efficiencies  and  the completion during 1993 of  certain  policy administration system enhancements.







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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE
                                         --------------------------------
                                              Joseph E. Crowne
                                              Senior Vice President and
                                              Chief Financial Officer

Date: August 11, 1994

                                       I-3
