Form 10-Q
period 1994-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1994-11-14
CIK 845091

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

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1994
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

                             Yes  X           No
                                 ---             ---
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

PART I  Financial Information

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
BALANCE SHEETS
(Dollars in Thousands) (Unaudited)
===============================================================================

ASSETS                                                                 September 30,          December 31,
- - ------                                                                      1994                   1993
                                                                       --------------         --------------
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair value
 (amortized cost:  1994 - $4,121,412; 1993 - $5,369,236)               $   4,042,858           $   5,597,359
Fixed maturity securities held for trading, at estimated fair value
 (amortized cost:  1994 - $146,735; 1993 - $140,635)                         141,649                 144,035
Equity securities available for sale, at estimated fair value
 (cost:  1994 - $8,965; 1993 - $24,424)                                       10,605                  24,970
Equity securities held for trading, at estimated fair value
 (cost:  1994 - $11,336; 1993 - $19,694)                                      11,568                  20,585
Mortgage loans on real estate                                                153,663                 191,214
Real estate available for sale                                                24,557                  29,761
Policy loans on insurance contracts                                          969,130                 924,579
                                                                       -------------           -------------
 Total Investments                                                         5,354,030               6,932,503


CASH AND CASH EQUIVALENTS                                                     96,797                 122,218
ACCRUED INVESTMENT INCOME                                                    101,782                 120,337
DEFERRED POLICY ACQUISITION COSTS                                            434,623                 318,903
FEDERAL INCOME TAXES - DEFERRED                                               46,026                  16,878
REINSURANCE RECEIVABLES                                                        1,960                   1,190
RECEIVABLES FROM AFFILIATES - NET                                              3,605                     789
OTHER ASSETS                                                                  31,818                  21,481
SEPARATE ACCOUNTS ASSETS                                                   5,783,660               4,715,278
                                                                       -------------           -------------

TOTAL ASSETS                                                           $  11,854,301           $  12,249,577
                                                                       =============           =============











See notes to financial statements.                          (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)
===============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                  September 30,            December 31,
- - ------------------------------------                                        1994                    1993
                                                                      --------------          --------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $   5,272,934           $   6,691,811
  Claims and claims settlement expenses                                       25,711                  20,295
                                                                       -------------           -------------
   Total policy liabilities and accruals                                   5,298,645               6,712,106

OTHER POLICYHOLDER FUNDS                                                      13,413                  28,768
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                       25,113                  28,083
OTHER LIABILITIES                                                             49,302                  68,165
FEDERAL INCOME TAXES - CURRENT                                                 9,213                  10,122
SEPARATE ACCOUNTS LIABILITIES                                              5,768,122               4,715,278
                                                                       -------------           -------------
   Total Liabilities                                                      11,163,808              11,562,522
                                                                       -------------           -------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                         2,000                   2,000
 Additional paid-in capital                                                  637,590                 637,590
 Retained earnings                                                            88,294                  47,860
 Net unrealized investment loss                                              (37,391)                   (395)
                                                                       -------------           -------------
  Total Stockholder's Equity                                                 690,493                 687,055
                                                                       -------------           -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $  11,854,301           $  12,249,577
                                                                       =============           =============










See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - ------------------------------------------------------------------------------
STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
===============================================================================

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                      ---------------------------------------
                                                                           1994                     1993
                                                                      --------------           --------------
REVENUES:
 Investment revenue:
  Net investment income                                                $     333,167           $     454,415
  Net realized investment gains (losses)                                     (10,587)                 32,028
 Policy charge revenue                                                        83,211                  67,653
                                                                       -------------           -------------
   Total Revenues                                                            405,791                 554,096
                                                                       -------------           -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        243,735                 357,398
 Market value adjustment expense                                               6,143                  18,946
 Policy benefits (net of reinsurance recoveries:  1994 - $4,647;
  1993 - $5,282)                                                              12,353                  14,126
 Reinsurance premium ceded                                                    10,444                   9,362
 Amortization of deferred policy acquisition costs                            53,624                  71,288
 Insurance expenses and taxes                                                 28,056                  36,533
                                                                       -------------           -------------
   Total Benefits and Expenses                                               354,355                 507,653
                                                                       -------------           -------------

   Earnings Before Federal Income Tax Provision                               51,436                  46,443

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                      20,229                  12,834
 Deferred                                                                     (9,227)                  2,902
                                                                       -------------           -------------
   Total Federal Income Tax Provision                                         11,002                  15,736
                                                                       -------------           -------------
NET EARNINGS                                                           $      40,434           $      30,707
                                                                       =============           =============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
===============================================================================

                                                                                Three Months Ended
                                                                                     September 30,
                                                                       --------------------------------------
                                                                            1994                     1993
                                                                       --------------          --------------
REVENUES:
 Investment revenue:
  Net investment income                                                $     102,149           $     141,169
  Net realized investment gains (losses)                                        (414)                 17,524
 Policy charge revenue                                                        29,370                  24,000
                                                                       -------------           -------------
   Total Revenues                                                            131,105                 182,693
                                                                       -------------           -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                         71,661                 105,545
 Market value adjustment expense                                                 631                  11,020
 Policy benefits (net of reinsurance recoveries:  1994 - $1,436;
  1993 - $799)                                                                 4,289                   8,049
 Reinsurance premium ceded                                                     3,451                   3,150
 Amortization of deferred policy acquisition costs                            17,338                  25,431
 Insurance expenses and taxes                                                  9,040                  11,278
                                                                       -------------           -------------
   Total Benefits and Expenses                                               106,410                 164,473
                                                                       -------------           -------------

   Earnings Before Federal Income Tax Provision                               24,695                  18,220

FEDERAL INCOME TAX PROVISION:
 Current                                                                       9,212                   2,752
 Deferred                                                                     (7,466)                  3,494
                                                                       -------------           -------------
   Total Federal Income Tax Provision                                          1,746                   6,246
                                                                       -------------           -------------
NET EARNINGS                                                           $      22,949           $      11,974
                                                                       =============           =============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)
===============================================================================

                                                                                              Net
                                                                 Additional                unrealized       Total
                                                      Common       paid-in     Retained    investment    stockholder's
                                                      stock        capital     earnings    gain (loss)     equity
                                                    ---------   ----------    ---------    ----------    ---------
BALANCE, JANUARY 1, 1993                            $   2,000    $ 654,717    $ 102,873    $    2,884    $ 762,474

 Dividend to Parent                                         0      (17,127)    (102,873)            0     (120,000)

 Net earnings                                               0            0       47,860             0       47,860

 Net unrealized investment loss                             0            0            0        (3,279)      (3,279)
                                                    ---------    ---------    ---------    ----------    ---------
BALANCE, DECEMBER 31, 1993                              2,000      637,590       47,860          (395)     687,055

 Net earnings                                               0            0       40,434             0       40,434

 Net unrealized investment loss                             0            0            0       (36,996)     (36,996)
                                                    ---------    ---------    ---------    ----------    ---------
BALANCE, SEPTEMBER 30, 1994                         $   2,000    $ 637,590    $  88,294    $  (37,391)   $ 690,493
                                                    =========    =========    =========    ==========    =========








See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)
===============================================================================

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                       -------------------------------------
                                                                            1994                    1993
                                                                       -------------           -------------
OPERATING ACTIVITIES:
 Net earnings                                                          $      40,434           $      30,707
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                          53,624                  71,288
   Capitalization of policy acquisition costs                                (90,955)                (56,268)
   Depreciation and amortization                                              (2,985)                  1,514
   Net realized investment (gains) losses                                     10,587                 (32,028)
   Interest credited to policyholders' account balances                      243,735                 357,398
   Provision (benefit) for deferred Federal income tax                        (9,227)                  2,902
  Cash and cash equivalents provided (used) by changes in
   operating assets and liabilities:
   Accrued investment income                                                  18,555                  (8,075)
   Claims and claims settlement expenses                                       5,416                  13,785
   Federal income taxes - current                                               (909)                 12,835
   Other policyholder funds                                                  (15,355)                 35,618
   Liability for guaranty fund assessments                                    (2,970)                 (2,518)
   Receivable from affiliates - net                                           (2,816)                 (8,599)
  Change in policy loans                                                     (44,551)                (66,613)
  Change in investment trading securities                                        873                (126,578)
  Other, net                                                                 (29,897)                 33,846
   Net cash and cash equivalents provided by operating                 -------------           -------------
    activities                                                               173,559                 259,214
                                                                       -------------           -------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                              653,327                 326,864
 Fixed maturity securities matured                                         1,066,944               2,000,480
 Fixed maturity securities purchased                                        (467,420)             (1,518,487)
 Equity securities available for sale sold                                    16,876                   4,516
 Equity securities available for sale purchased                                    0                  (3,324)
 Mortgage loans on real estate principal payments received                    31,872                  20,543
 Real estate encumbrances paid off                                                 0                    (956)
 Real estate available for sale - improvements acquired                       (1,323)                      0
 Real estate available for sale sold                                           8,616                       0
 Investment in Separate Accounts                                             (15,076)                (20,000)
 Recapture of investment in Separate Accounts                                      0                   9,841
   Net cash and cash equivalents provided by investing                 -------------           -------------
     activities                                                            1,293,816                 819,477
                                                                       -------------           ------------

See notes to financial statements                  (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)
===============================================================================

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                       -------------------------------------
                                                                            1994                     1993
                                                                       -------------           -------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                   771,832                 464,029
  Withdrawals (includes transfers to Separate Accounts)                   (2,264,628)             (1,650,924)
                                                                       -------------           -------------
   Net cash and cash equivalents used by financing activities             (1,492,796)             (1,186,895)
                                                                       -------------           -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    (25,421)               (108,204)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                           122,218                 172,124
                                                                       -------------           -------------
 End of period                                                         $      96,797           $      63,920
                                                                       =============           =============




















See notes to financial statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)
- - -------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1994 (Unaudited)
===============================================================================

NOTE 1:  BASIS OF PRESENTATION:

Merrill Lynch Life Insurance Company (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three and nine months ended September 30, 1994 and 1993 are not necessarily indicative of annual results. To facilitate comparison with the current periods, certain amounts in the prior periods have been reclassified. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1993 Annual Report on Form 10-K ("1993 Report").

The Company paid Federal income taxes of $21.1 million during the first nine months of 1994. The Company did not pay any Federal income taxes during the first nine months of 1993. The Company paid interest on affiliated borrowings of $0.6 million and $0.3 million for the nine months ended September 30, 1994 and 1993, respectively.


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1994 and December 31, 1993, was $395.7 million and $374.2 million, respectively. For the nine months ended September 30, 1994 and 1993, statutory net income was $15.2 million and $35.7 million, respectively.

NOTE 3.  COMMITMENTS:

The Company had previously entered into interest rate swap contracts for the purpose of minimizing exposure to fluctuations in interest rates of specific assets held. Termination of these commitments as of September 30, 1994 would not have a material effect on the financial condition of the Company.

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

Changes in revenues and expenses in most cases are similar for the three and nine months periods. Therefore, the discussion emphasizes the comparison between the nine months of 1994 and 1993, with additional information on the three month periods presented where appropriate.

Business Overview
- - -----------------
The Company's earnings are principally derived from two sources; the net investment income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

Life insurance and annuity deposits received in the first nine months of 1994 increased $307.8 million to $771.8 million, when compared to the same period in 1993. The increase was primarily attributable to sales of the Company's variable annuity product.

During 1994, approximately $1.892 billion of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. This represents approximately 28% of the Company's policy liabilities and accruals as of December 31, 1993. During the first nine months of 1994, approximately $1.599 billion of these fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender the contract without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first nine months of 1994 and for the year ended December 31, 1993:

                                                                1994                                    1993
                                                        --------------------                  ---------------------
                                                        Amount             %                   Amount             %
                                                       ---------         ----                 ---------         ----
                                                        (Dollars in Millions)
Renewed with an adjustment to the
 applicable interest crediting rate                    $     262          17%                 $     273          22%
Exchanged into either the variable annuity
 product or the market value adjusted
 annuity product offered by the Company                      735          45%                       453          36%
Surrendered                                                  602          38%                       543          42%
                                                       ---------         ----                 ---------         ---
Total                                                  $   1,599         100%                 $   1,269         100%
                                                       =========         ====                 =========         ====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations. For 1995 and 1996, fixed deferred annuity liabilities which will reach the expiration of their interest rate guarantee period will decline significantly from the 1993 and 1994 levels to $453.3 million and $192.6 million, respectively.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1994, the Company's invested assets and cash equivalents less policy loans on insurance contracts consist of approximately 75% liquid or readily marketable securities.

As of September 30, 1994, approximately $391.0 million (9.3%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations
- - ---------------------
For the nine month periods ended September 30, 1994 and 1993, the Company reported net earnings of $40.4 million and $30.7 million, respectively. For the three month periods ended September 30, 1994 and 1993, the Company reported $22.9 million and $12.0 million, respectively.

Net investment income and interest credited to policyholders' account balances for the nine months ended September 30, 1994 as compared to the same period in 1993 have declined by approximately $121.2 million and $113.7 million, respectively, resulting in a $7.5 million reduction in interest spread. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts inforce.

The Company experienced net realized investment losses of $10.6 million during the current nine month period as compared to net realized investment gains of $32.0 million for the same period during 1993. During the first nine months of 1994 there was significant volatility in both the equity and debt markets with ending values generally being lower at September 30, 1994 than they were at December 31, 1993. Reflecting the general declines in value, the Company's trading portfolios experienced $11.6 million of realized and unrealized losses during the current period as compared to $6.0 million of realized and unrealized gains during the same period in 1993. As well, dispositions in the available for sale portfolios resulted in substantially reduced net realized investment gains during the current nine month period as compared to the same period during 1993.

Policy charge revenue increased approximately $15.6 million during the current nine month period as compared to the same period in 1993. This increase is primarily attributable to the 80% increase in policyholders' account balances, as compared to December 31, 1993, of the variable annuity product.

The market value adjustment expense is attributable to the Company's market value adjusted annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. Due to the current lower level of interest rates as compared to the average guaranteed interest rate of the inforce contracts, this market value adjustment generally has resulted in an expense to the Company. The Company's market value adjusted annuity has experienced a decrease in surrenders during the first nine months of 1994 as compared to the same period during 1993. The decrease in surrender activity and the recent rise in interest rates has resulted in the $12.8 million decrease in the market value adjustment expense.

Policy benefits decreased approximately $1.7 million from $14.1 million for the first nine months of 1993 to $12.4 million for the current nine month period. This decrease is primarily attributable to a reduction in mortality claims during the current nine month period as compared to the same period during 1993.

Reinsurance premium ceded increased approximately $1.0 million from $9.4 million during the first nine months of 1993 to $10.4 million for the current period. This increase is primarily attributable to the increase in average attained age of the Company's life insurance policyholders. As the average age of the policyholders increases the cost to the Company of reinsurance increases.

Amortization of deferred policy acquisition costs declined $17.7 million during the current period as compared to the same period during 1993. The Company adjusts the amortization of deferred policy acquisition costs based on realized investment gains recognized on normal dispositions in the Company's investment portfolios. The decline in realized investment gains during the current nine month period as compared to the same period during 1993 contributed to the reduction in amortization of deferred acquisition costs. Additionally, contributing to the decrease in amortization is a decline in fixed annuity contracts inforce
partially  offset  by  the  increase  in  the  variable   annuity
contracts inforce.

Insurance expenses and taxes decreased $8.5 million during the current nine month period as compared to the same period in 1993. Approximately $2.7 million of the decrease was attributable to a period to period reduction in the amount of allowances established for future assessments related to the rehabilitation of insolvent and/or impaired life insurance companies. The remaining reduction in expenses is attributable to operational efficiencies and the completion during 1993 of certain policy administration system enhancements.

The Company's effective federal income tax rate decreased from 34% during the first nine months of 1993 to 21% for the same period during 1994 principally as a result of recording an adjustment to prior years tax liabilities during the current period.

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.

Item 5.  Other Information.

         Nothing to report.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

             Exhibit 27.
             Financial Data Schedule.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE
                                       -------------------------------------
                                              Joseph E. Crowne
                                              Senior Vice President and
                                              Chief Financial Officer

Date: November 11, 1994

                                EXHIBIT INDEX
                                -------------



     EXHIBIT NO.             DESCRIPTION
     -----------             -----------

         27             Financial Data Schedule