Form 10-K405
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1995-03-30
CIK 845091

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1994

     Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303

                      MERRILL LYNCH LIFE INSURANCE COMPANY
             (Exact name of Registrant as specified in its charter)

          Arkansas                                       91-1325756
-------------------------------             ---------------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification No.)
 incorporation or organization)

                             800 Scudders Mill Road
                          Plainsboro, New Jersey 08536
                         ------------------------------
                    (Address of Principal Executive Offices)

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

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                              Common   200,000
                                                                       -------
                      DOCUMENTS INCORPORATED BY REFERENCE

                 Preliminary Prospectus included in Registrant's registration statement on Form S-1, filed March 30, 1995, pursuant to the Securities Act of 1933, File No. 33-58303 -- incorporated by reference into Parts I and II of this report on Form 10-K; and Exhibits.

                 REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

                 The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Registrant's registration statement, filed March 30, 1995, pursuant to the Securities Act of 1933, File No. 33-58303 (the "Prospectus"), is incorporated herein by reference.

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


                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

                 The Registrant is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), which is an indirect wholly- owned subsidiary of Merrill Lynch & Co., Inc. MLIG is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock.

                 On December 23, 1994, the Registrant paid a $37,221,000 ordinary dividend and a $112,779,000 extraordinary dividend to MLIG. On December 20, 1993, the Registrant paid a $44,988,000 ordinary dividend and a $75,012,000 extraordinary dividend to MLIG. The extraordinary dividends were paid pursuant to approval granted by the Arkansas Insurance Commissioner. No other cash dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See Note 6 to the Registrant's financial statements.

Item 6.  Selected Financial Data.

                 Information called for by this item is omitted pursuant to General Instruction J. of Form 10-K.

Item 7.  Management's Narrative Analysis of Results of
         Operations.

                 The information set forth under the sub-caption "Results of Operations" under the caption "C. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Prospectus is incorporated herein by reference.


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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

         (a)  Financial Statements and Exhibits.

                 (1) The following financial statements of the Registrant are filed as part of this report:

                 a.       Independent Auditors' Report dated February 27, 1995.

                 b.       Balance Sheets at December 31, 1994 and 1993.

                 c. Statements of Earnings for the Years Ended December 31, 1994, 1993 and 1992.

                 d. Statements of Stockholder's Equity for the Years Ended December 31, 1994, 1993 and 1992.

                 e. Statements of Cash Flows for the Years Ended December 31, 1994, 1993 and 1992.

                 f. Notes to Financial Statements for the Years Ended December 31, 1994, 1993 and 1992.

                 (2) The following exhibits are filed as part of this report as indicated below:

                 2.1 Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant's registration statement on Form S- 1, File No. 33-26322.)

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

                 4.10a Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

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

                 4.11a Individual Retirement Account Endorsement, ML-AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

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

                 4.17 Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to
                             Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S- 1, File No. 33-60290.)

                 4.18        Individual Certificate, ML-AY-362/94.
                             (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-60290.)

                 4.19 Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to
                             Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S- 1, File No. 33-60290.)

                 4.20 Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to
                             Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S- 1, File No. 33-60290.)

                 4.21 Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to
                             Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S- 1, File No. 33-60290.)

                 4.22 Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to
                             Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S- 1, File No. 33-60290.)

                 4.23 Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-60290.)

                 4.24        Qualified Plan Endorsement, ML-AY-448/94.
                             (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33- 60290.)

                 10.1 Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit
                             10.1 to the Registrant's registration statement on Form S-1, File No. 33- 26322, filed January 3, 1989.)

                 10.2 General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                 10.3        Service Agreement among Merrill Lynch
                             Insurance Group, Inc., Family Life Insurance
                             Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post- Effective Amendment No. 2 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                 10.3a Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

                 10.4 Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life

                             Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                 10.5 Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                 10.6 Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to
                             Exhibit 10(g) to the Registrant's registration statement on Form S-1, File No. 33- 46827, filed March 30, 1992.)

                 10.7 Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant's registration statement on Form S-1, File No. 33- 46827, filed March 30, 1992.)

                 10.8 Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant's registration statement on Form S-1, File No. 33- 46827, filed March 30, 1992.)

                 10.9 Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

                 24.1        Power of attorney of Joseph E. Crowne.
                             (Incorporated by reference to Exhibit 24(a) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 30, 1995.)

                 24.2        Power of attorney of David M. Dunford.
                             (Incorporated by reference to Exhibit 24(b) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 30, 1995.)

                 24.3        Power of attorney of John C.R. Hele.
                             (Incorporated by reference to Exhibit 24(c) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 30, 1995.)

                 24.4        Power of attorney of Allen N. Jones.
                             (Incorporated by reference to Exhibit 24(d) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 30, 1995.)

                 24.5        Power of attorney of Barry G. Skolnick.
                             (Incorporated by reference to Exhibit 24(e) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 30, 1995.)

                 24.6        Power of attorney of Anthony J. Vespa.
                             (Incorporated by reference to Exhibit 24(f) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 30, 1995.)

                 28.1 Preliminary prospectus contained Registrant's registration statement, filed March 30, 1995, pursuant to the Securities Act of 1933, File No. 33-58303.

                 (3)         Not applicable.

         (b)  Reports on Form 8-K.

                 No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1994.

                         INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report  . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1994 and 1993  . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1994, 1993 and 1992  . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended December 31,
  1994, 1993 and 1992 . . . . . . . . . . . . . . . . . . . . . .


INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1994 and 1993, and the related statements of earnings, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in 1993 the Company changed its method of accounting for certain investments in debt and equity securities to conform with Statement of Accounting Standards No. 115.




/s/ Deloitte & Touche LLP
February 27, 1995

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1994 AND 1993
(Dollars in Thousands)
===============================================================================

ASSETS                                                                            1994        1993
                                                                              ------------  ------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair value
   (amortized cost: 1994 - $4,014,272; 1993 - $5,369,236)                     $ 3,867,833   $ 5,597,359
 Fixed maturity securities held for trading, at estimated fair value
   (amortized cost: 1993 - $140,635)                                                    0       144,035
 Equity securities available for sale, at estimated fair value
   (cost: 1994 - $15,946; 1993 - $24,424)                                          16,777        24,970
 Equity securities held for trading, at estimated fair value
   (cost: 1993 - $19,694)                                                               0        20,585
 Mortgage loans on real estate                                                    149,249       191,214
 Real estate available for sale
   (accumulated depreciation:  1994 - $515;  1993 - $850)                          12,955        29,761
 Policy loans on insurance contracts                                              985,213       924,579
                                                                              ------------  ------------
          Total Investments                                                     5,032,027     6,932,503

CASH AND CASH EQUIVALENTS                                                         139,087       122,218
ACCRUED INVESTMENT INCOME                                                          95,133       120,337
DEFERRED POLICY ACQUISITION COSTS                                                 466,334       318,903
FEDERAL INCOME TAXES - DEFERRED                                                    38,919        16,878
REINSURANCE RECEIVABLES                                                             1,832         1,190
RECEIVABLES FROM AFFILIATES - NET                                                   3,113           789
OTHER ASSETS                                                                       28,656        21,481
SEPARATE ACCOUNTS ASSETS                                                        5,798,973     4,715,278
                                                                              ------------  ------------

TOTAL ASSETS                                                                  $11,604,074   $12,249,577
                                                                              ============  ============



See notes to financial statements.

==============================================================================


LIABILITIES AND STOCKHOLDER'S EQUITY                                               1994         1993
                                                                              ------------  ------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                            $ 5,148,971   $ 6,691,811
   Claims and claims settlement expenses                                           26,177        20,295
                                                                              ------------  ------------
          Total policy liabilities and accruals                                 5,175,148     6,712,106

 OTHER POLICYHOLDER FUNDS                                                          21,221        28,768
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                           24,774        28,083
 OTHER LIABILITIES                                                                 36,775        68,165
 FEDERAL INCOME TAXES - CURRENT                                                     2,274        10,122
 SEPARATE ACCOUNTS LIABILITIES                                                  5,784,311     4,715,278
                                                                              ------------  ------------
          Total Liabilities                                                    11,044,503    11,562,522
                                                                              ------------  ------------



STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
   authorized, issued and outstanding                                               2,000         2,000
 Additional paid-in capital                                                       535,450       637,590
 Retained earnings                                                                 66,005        47,860
 Net unrealized investment loss                                                   (43,884)         (395)
                                                                              ------------  ------------
          Total Stockholder's Equity                                              559,571       687,055
                                                                              ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $11,604,074   $12,249,577
                                                                              ============  ============

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands)
==============================================================================

                                                                                1994            1993           1992
                                                                            ------------    ------------    ------------
REVENUES:
 Investment revenue:
   Net investment income                                                    $  433,536      $  586,461      $  712,739
   Net realized investment gains (losses)                                      (14,543)         63,052         (29,639)
 Policy charge revenue                                                         126,284          95,684          81,653
                                                                            ------------    ------------    ------------
        Total Revenues                                                         545,277         745,197         764,753
                                                                            ------------    ------------    ------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                          313,585         454,671         546,979
 Market value adjustment expense                                                 6,307          30,816           6,229
 Policy benefits (net of reinsurance recoveries: 1994 - $6,338;
   1993 - $6,004; 1992 - $5,555)                                                16,858          17,030          12,066
 Reinsurance premium ceded                                                      13,909          12,665          12,457
 Amortization of deferred policy acquisition costs                              69,662         109,456          88,795
 Insurance expenses and taxes                                                   35,073          47,784          72,560
                                                                            ------------    ------------    ------------
        Total Benefits and Expenses                                            455,394         672,422         739,086
                                                                            ------------    ------------    ------------
        Earnings Before Federal Income Tax Provision                            89,883          72,775          25,667
                                                                            ------------    ------------    ------------
FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        22,503          20,112          28,549
 Deferred                                                                        1,375           4,803         (19,913)
                                                                            ------------    ------------    ------------
        Total Federal Income Tax Provision                                      23,878          24,915           8,636
                                                                            ------------    ------------    ------------

NET EARNINGS                                                                $   66,005      $   47,860      $   17,031
                                                                            ============    ============    ============







See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands)
==============================================================================

                                                                                    Net
                                                    Additional                  unrealized         Total
                                        Common       paid-in       Retained     investment     stockholder's
                                        stock        capital       earnings     gain (loss)       equity
                                    -------------   -----------   -----------   ------------   -------------
BALANCE, JANUARY 1, 1992            $     2,000     $ 654,717     $  85,842     $   (1,245)    $   741,314

 Net earnings                                                        17,031                         17,031
 Net unrealized investment gain                                                      4,129           4,129
                                    -------------   -----------   -----------   ------------   -------------
BALANCE, DECEMBER 31, 1992                2,000       654,717       102,873          2,884         762,474

 Dividend to Parent                                   (17,127)     (102,873)                      (120,000)
 Net earnings                                                        47,860                         47,860
 Net unrealized investment loss                                                     (3,279)         (3,279)
                                    -------------   -----------   -----------   ------------   -------------
BALANCE, DECEMBER 31, 1993                2,000       637,590        47,860          ( 395)        687,055

 Dividend to Parent                                  (102,140)      (47,860)                      (150,000)
 Net earnings                                                        66,005                         66,005
 Net unrealized investment loss                                                    (43,489)        (43,489)
                                    -------------   -----------   -----------   ------------   -------------
BALANCE, DECEMBER 31, 1994          $     2,000     $ 535,450     $  66,005     $  (43,884)    $   559,571
                                    =============   ===========   ===========   ============   =============

















See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Dollars in Thousands)
==============================================================================


                                                                                 1994             1993             1992
                                                                            --------------   --------------   --------------
OPERATING ACTIVITIES
 Net earnings                                                               $     66,005     $     47,860     $     17,031
   Adjustments to reconcile net earnings to net
     cash and cash equivalents provided (used)
     by operating activities:
     Amortization of deferred policy acquisition
      costs                                                                       69,662          109,456           88,795
     Capitalization of policy acquisition costs                                 (108,829)         (91,189)         (39,146)
     Depreciation and amortization                                                (4,516)           1,142          (16,033)
     Net realized investment (gains) losses                                       14,543          (63,052)          29,639
     Interest credited to policyholders' account balances                        313,585          454,671          546,979
     Provision for deferred Federal income tax                                     1,375            4,803          (19,913)
     Cash and cash equivalents provided (used) by
      changes in operating assets and liabilities:
      Accrued investment income                                                   25,204           18,460            6,018
      Receivables from affiliates - net                                           (2,324)          (3,427)         (20,027)
      Policy liabilities and accruals                                              5,882           12,730            7,775
      Federal income taxes - current                                              (7,848)         (19,888)          14,955
      Other policyholder funds                                                    (7,547)          14,131           12,826
      Liability for guaranty fund assessments                                     (3,309)             979           16,439
     Policy loans                                                                (60,634)         (90,118)        (126,925)
     Investment trading securities                                                11,352         (145,972)               0
     Other, net                                                                  (39,206)          49,424           (6,269)
                                                                            --------------   --------------   --------------
      Net cash and cash equivalents provided
        by operating activities                                                  273,395          300,010          512,144
                                                                            --------------   --------------   --------------

                                                           (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
(Concluded) (Dollars In Thousands)
==============================================================================

                                                                                 1994            1993            1992
                                                                            --------------   --------------   --------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                                  845,227          571,337        1,281,705
 Fixed maturity securities matured                                             1,323,705        2,776,992        2,206,447
 Fixed maturity securities purchased                                            (676,976)      (1,866,857)      (2,806,416)
 Equity securities available for sale purchased                                   (1,998)          (8,983)         (17,843)
 Equity securities available for sale sold                                        18,868            6,451           44,188
 Mortgage loans on real estate principal payments received                        32,341           35,561            8,548
 Mortgage loans on real estate acquired                                                0             (674)            (853)
 Real estate available for sale - improvements acquired                           (1,060)               0             (340)
 Real estate available for sale sold                                              25,346            7,408              178
 Interest rate swaps sold                                                              0                0            2,302
 Recapture of investment in Separate Accounts                                          0           29,389                0
 Investment in Separate Accounts                                                 (15,212)         (20,000)          (3,841)
                                                                            --------------   --------------   --------------
      Net cash and cash equivalents provided
        by investing activities                                                1,550,241        1,530,624          714,075
                                                                            --------------   --------------   --------------

FINANCING ACTIVITIES:
 Dividend paid to parent                                                        (150,000)        (120,000)               0
 Affiliated notes payable                                                              0                0          (83,200)
 Policyholders' account balances:
   Deposits                                                                      966,861          814,314          217,410
   Withdrawals (net of transfers to/from Separate Accounts)                   (2,623,628)      (2,574,854)      (1,338,034)
                                                                            --------------   --------------   --------------
      Net cash and cash equivalents used
        by financing activities                                               (1,806,767)      (1,880,540)      (1,203,824)
                                                                            --------------   --------------   --------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                                 16,869          (49,906)          22,395

CASH AND CASH EQUIVALENTS
 Beginning of year                                                               122,218          172,124          149,729
                                                                            --------------   --------------   --------------

 End of year                                                                $    139,087     $    122,218     $    172,124
                                                                            ==============   ==============   ==============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
   Federal income taxes                                                     $     30,351     $     40,000     $     13,594
   Intercompany interest                                                    $        679     $        737     $      5,409




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

NOTES TO FINANCIAL STATEMENTS
 (Dollars in Thousands)


 NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Reporting: Merrill Lynch Life Insurance Company (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co.").

 The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are immediate annuities, market value adjusted annuities, variable life insurance and variable annuities. The Company is currently licensed to sell insurance in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch Pierce, Fenner & Smith, Inc. ("MLPF&S"), a wholly owned subsidiary of Merrill Lynch & Co..

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for stock life insurance companies.

 Revenue Recognition: Revenues for the Company's interest sensitive life, interest sensitive annuity, variable life and variable annuity products consist of policy charges for the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholder account balances during the period.

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest crediting rates for the Company's fixed rate products are as follows:

 Interest sensitive life products        4.00% - 8.30%
 Interest sensitive deferred annuities   2.78% - 8.58%
 Immediate annuities                     4.00% - 10.00%

 These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

 Liabilities for unpaid claims equal the death benefit for  those claims  which have been reported to the Company and an  estimate
 based   upon  prior  experience  for  those  claims  which   are
 unreported as of the valuation date.

 Reinsurance: In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $500 on a single life.

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the
 Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $912 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1994, the Company had life insurance in-force which was ceded to other life insurance companies of $2,027,303.

 Deferred Policy Acquisition Costs: Policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date.

 Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance, which are primarily related  to  and  vary  with  the production  of  new  business.
 Certain costs and expenses reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing in-force policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed.

 Included  in  deferred policy acquisition costs are those  costs related to the acquisition by assumption reinsurance of insurance contracts from unaffiliated insurers. The deferred costs are amortized in proportion to the future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

 In  December  1990,  the  Company  entered  into  an  assumption
 reinsurance   agreement  with  an  unaffiliated  insurer.    The
 acquisition costs relating to this agreement are being amortized over a twenty-year period using an effective interest rate of 9.01%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions will be capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs for the reinsurance transaction for the three years ended December 31,:

                                               1994               1993               1992
                                            -----------        -----------        -----------
 Beginning balance                          $ 139,647          $ 150,450          $ 160,235
 Capitalized amounts                           12,517              6,987              6,060
 Interest accrued                              12,582             13,136             15,401
 Amortization                                 (31,358)           (30,926)           (31,246)
                                            -----------        -----------        -----------
 Ending balance                             $ 133,388          $ 139,647          $ 150,450
                                            ===========        ===========        ===========

 The  following table presents the expected amortization of these
 deferred  acquisition  costs over  the  next  five  years.   The
 amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                    1995       $17,840
                    1996        16,056
                    1997        12,488
                    1998         8,925
                    1999         8,399

 Investments: Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). In compliance with SFAS No. 115, the Company, at December 31, 1993, classified its investments in fixed maturity securities and equity securities in two categories, each separately identified:

    Available for sale securities include both fixed maturity and equity securities. These securities may be sold for the Company's general liquidity needs, asset/liability management strategy, credit dispositions and investment opportunities. These securities are carried at estimated fair value with unrealized gains and losses included in stockholder's equity. If a decline in value of a security is determined by management to be other than temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded in the net realized investment gains (losses) caption of the statement of earnings.

    Trading securities represented securities that were managed with an investment objective to maximize total return subject to the Company's quality guidelines. Investments in this portfolio consisted primarily of marketable fixed maturity and equity investments. These securities were carried at estimated fair value with unrealized gains and losses included in the statement of earnings. The debt and equity securities classified as trading securities as of December 31, 1993 were acquired in 1993 and immediately classified as trading securities in compliance with SFAS No. 60 "Accounting and Reporting by Insurance Enterprises", prior to the adoption of SFAS No. 115.

 SFAS No. 115 permits fixed maturity securities to be carried at amortized cost if the Company has both the ability and positive intent to hold these securities to maturity. The Company has determined that it can not guarantee that it will not have the need or opportunity to sell any particular security in its investment holdings. As such, the Company has not utilized this classification since the adoption of SFAS No. 115.

 During 1994, the Company ceased utilizing the trading securities classification. All securities that were classified as trading securities on November 1, 1994 were transferred to the available for sale classification at their respective estimated fair values on that date. The difference between the market value at November 1, 1994 and par value will be amortized into income based on the Company's premium amortization and discount accrual policies.

 In compliance with a Securities and Exchange Commissions ("SEC") staff announcement, the Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with its adoption of SFAS No. 115. The SEC requires that companies adjust those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available for sale actually been realized with corresponding credits or charges reported directly to stockholder's equity. The following reconciles the net unrealized investment gain (loss) as of December 31,:

                                                            1994         1993
                                                         -----------   -----------
  Assets:
   Fixed maturity securities available for sale          $(146,439)    $ 228,123
   Equity securities available for sale                        831           546
   Deferred policy acquisition costs                        72,220       (36,044)
   Federal income taxes - deferred                          23,629           213
   Separate Account Assets                                    (549)            0
                                                         -----------   -----------
                                                           (50,308)      192,838
                                                         -----------   -----------

  Liabilities:
   Policyholders' account balances                          (6,424)      193,233
                                                         -----------   -----------

  Stockholder's equity:
   Net unrealized investment loss                        $ (43,884)    $    (395)
                                                         ===========   ===========

 For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accrued to the maturity date and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of identified cost.

 Fixed maturity securities may contain securities which are considered high yield. The Company defines high yield fixed maturity securities as unsecured corporate debt obligations which do not have a rating equivalent to

 Standard  and  Poor's
 (or   similar  rating  agency)  BBB  or  higher,  and  are   not
 guaranteed  by  an  agency of the federal government.   Probable
 losses are recognized in the period that a decline in value is determined to be other than temporary.

 During 1994, the Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119"). SFAS No. 119 requires increased disclosures regarding derivative financial instruments. SFAS No. 119 defines derivative financial instruments as futures, forward, swap and option contracts or other financial instruments with similar characteristics. As of December 31, 1994, the Company holds only interest rate swap contracts.

 The Company has outstanding certain interest rate swap contracts which are carried at estimated fair value and recorded as a component of fixed maturity securities available for sale. Interest income, realized gains and losses and unrealized gains and losses are recorded on the same basis as fixed maturity securities available for sale.

 Mortgage loans on real estate are stated at unpaid principal balances net of valuation allowances. Such valuation allowances are based on the decline in value expected by management to be realized on in-substance foreclosures of mortgage loans and on mortgage loans which management believes may not be collectible in full. In establishing valuation allowances management considers, among other things, the estimated fair value of the underlying collateral.

 The Company recognizes income from mortgage loans on real estate based on the cash payment interest rate of the loan, which may be different from the accrual interest rate of the loan for certain outstanding mortgage loans. The Company will recognize a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there is a difference between the cash payment interest rate and the accrual interest rate. For all loans the Company stops accruing income when an interest payment default either occurs or is probable.

 The Company has previously made commercial mortgage loans collateralized by real estate and direct investments in commercial real estate. The return on and the ultimate recovery of these loans and investments are generally dependent on the successful operation, sale or refinancing of the real estate. In many parts of the country, current real estate markets are characterized by vacancy rates in excess of historical averages, a lack of ready sources of credit for real estate financing, reduced or declining real estate values, and similar factors.

 The  Company employs a system to monitor the effects of  current and expected real estate market conditions and other factors when assessing the collectability of mortgage loans and the recoverability of the Company's real estate investments. When, in management's judgment, these assets are impaired, appropriate losses are recorded. Such estimates necessarily include assumptions, which may include anticipated improvements in selected market conditions for real estate, which may or may not occur. The more significant assumptions management considers involve estimates of the following: lease, absorption and sales rate; real estate values and rates of return; operating expenses; required capital improvements; inflation; and sufficiency of any collateral independent of the real estate. Management believes that the carrying value approximates the fair value of these investments.

 During 1993 the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") which was amended during 1994 by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". SFAS No. 114, as amended, requires that for impaired loans, the impairment shall be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral. Impairments of mortgage loans on real estate are established as valuation allowances and recorded to net realized investment gains or losses. SFAS No.
 114, as amended, must be adopted for fiscal years beginning after December 15, 1994. The Company has decided not to early adopt this statement. The Company estimates that the impact on both financial position and earnings from adopting SFAS No. 114, as amended, would be immaterial.

 Real estate available for sale, including real estate acquired in satisfaction of debt subsequent to its acquisition date, is stated at depreciated cost less valuation allowances and estimated selling costs. Depreciation is computed using the straight-line method over the estimated useful lives of the properties, which generally is 40 years.

 Policy loans on insurance contracts are stated at unpaid principal balances.

 Federal Income Taxes: The results of operations of the Company are included in the consolidated Federal income tax return of Merrill Lynch & Co.. The Company has entered into a tax-sharing agreement with Merrill Lynch & Co. whereby the Company will calculate its current tax provision based on its operations. Under the agreement, the Company periodically remits to Merrill Lynch & Co. its current federal tax liability.

 The Company accounts for Federal Income Taxes in compliance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109") which requires an asset and liability method in recording income taxes on all transactions that have been recognized in the financial statements. SFAS No. 109 provides that deferred taxes be adjusted to reflect tax rates at which future tax liabilities or assets are expected to be settled or realized.

 Separate Accounts: The Separate Accounts are established in conformity with Arkansas insurance law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to General Account claims only to the extent the value of such assets exceeds the Separate Accounts liabilities.

 Assets and liabilities of the Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held for the benefit of policyholders, are shown as separate captions in the balance sheets.

 Postretirement Benefits Other Than Pensions: The Company accounts for postretirement benefits in compliance with SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). SFAS No. 106 requires the accrual of postretirement benefits (such as health care benefits) during the years an employee provides service.

 Statements of Cash Flows: For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 Reclassifications:  To facilitate comparisons with  the  current
 year,   certain   amounts   in  the  prior   years   have   been
 reclassified.

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying value of financial instruments which approximates the estimated fair value of these financial instruments as of December 31 are:

                                                                 1994           1993
                                                              ------------  ------------
  Assets:
   Fixed maturity securities available for sale:
    Securities (1)                                            $ 3,866,886   $ 5,593,042
    Interest rate swaps (2)                                           947         4,317
                                                              ------------  ------------
      Total fixed maturity securities available for sale        3,867,833     5,597,359
                                                              ------------  ------------

   Fixed maturity securities held for trading (1)                       0       144,035
   Equity securities available for sale (1)                        16,777        24,970
   Equity securities held for trading (1)                               0        20,585
   Mortgage loans on real estate (3)                              149,249       191,214
   Policy loans on insurance contracts (4)                        985,213       924,579
   Cash and cash equivalents (5)                                  139,087       122,218
   Receivables from affiliates - net (6)                            3,113           789
   Separate accounts assets (7)                                 5,798,973     4,715,278
                                                              ------------  ------------
  Total financial instruments recorded as assets              $10,960,245   $11,741,027
                                                              ============  ============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow approach, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1994 and 1993, securities without a readily ascertainable market value, having an amortized cost of approximately $564,665 and $773,965, had an estimated fair value of approximately $564,682 and $819,866, respectively.

 (2) Estimated fair values for the Company's interest rate swaps are based on a discounted cashflow approach.

 (3)  The  estimated fair value of mortgage loans on real  estate
      approximates  the  carrying  value.  See  Note  1   for   a
      discussion of the Company's valuation process.

 (4) The Company estimates the fair market value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

 (5) The estimated fair value of cash and cash equivalents approximates the carrying value.

 (6)  The   fair   value   of  the  Company's  receivables   from
      affiliates   is   estimated  at   carrying   value.   These
      borrowings are payable on demand and accrue a variable interest rate based on LIBOR.

 (7) Assets held in the Separate Accounts are carried at quoted market values.

NOTE 3.   INVESTMENTS

 The amortized cost (cost for equity securities) and estimated fair value of investments in fixed maturity securities and equity securities as of December 31 are:

                                                                                    1994
                                                                                    ----
                                                                             Gross       Gross     Estimated
                                                               Amortized   Unrealized  Unrealized    Fair
                                                                 Cost        Gains      Losses       Value
                                                              ------------ ----------- ----------- ------------
  Fixed maturity securities available for sale:
   Corporate debt                                             $ 2,795,543  $   20,378  $  133,534  $ 2,682,387
   Mortgage-backed securities                                   1,070,430       5,772      35,624    1,040,578
   U.S. Government and agencies                                   139,513       1,059       4,392      136,180
   Municipals                                                       4,588         115           0        4,703
   Foreign governments                                              4,198           0         213        3,985
                                                              ------------ ----------- ----------- ------------
      Total fixed maturity securities
        available for sale                                    $ 4,014,272  $   27,324  $  173,763  $ 3,867,833
                                                              ============ =========== =========== ============

  Equity securities available for sale:
   Common stocks                                              $     8,489  $      641  $      632  $     8,498
   Non-redeemable preferred stocks                                  7,457       1,092         270        8,279
                                                              ------------ ----------- ----------- ------------
      Total equity securities available for sale              $    15,946  $    1,733  $      902  $    16,777
                                                              ============ =========== =========== ============

                                                                                    1993
                                                                                    ----
                                                                             Gross       Gross      Estimated
                                                               Amortized   Unrealized  Unrealized     Fair
                                                                 Cost        Gains       Losses       Value
                                                              ------------ ----------- ----------- ------------
  Fixed maturity securities available for sale:
   Corporate debt                                             $ 3,181,667  $  159,233  $   18,440  $ 3,322,460
   Mortgage-backed securities                                   2,015,328      79,645       3,998    2,090,975
   U.S. Government and agencies                                   159,329      10,887         126      170,090
   Municipals                                                      12,912         922           0       13,834
                                                              ------------ ----------- ----------- ------------
      Total fixed maturity securities
        available for sale                                    $ 5,369,236  $  250,687  $   22,564  $ 5,597,399
                                                              ============ =========== =========== ============

  Equity securities available for sale:
   Common stocks                                              $     4,481  $      577  $      657  $     4,401
   Non-redeemable preferred stocks                                 19,943         757         131       20,569
                                                              ------------ ----------- ----------- ------------
      Total equity securities available for sale              $    24,424  $    1,334  $      788  $    24,970
                                                              ============ =========== =========== ============

 The  amortized  cost and estimated fair value of fixed  maturity
 securities   available  for  sale  at  December  31,   1994   by
 contractual maturity are shown below:


                                                                                        Estimated
                                                                    Amortized              Fair
                                                                      Cost                Value
                                                                   ------------         ------------
  Fixed maturity securities available for sale:
   Due in one year or less                                         $   101,138          $   102,400
   Due after one year through five years                             1,323,119            1,282,668
   Due after five years through ten years                            1,249,759            1,183,803
   Due after ten years                                                 269,826              258,384
                                                                   ------------         ------------
                                                                     2,943,842            2,827,255
   Mortgage-backed securities                                        1,070,430            1,040,578
    Total fixed maturity securities                                ------------         ------------
      available for sale                                           $ 4,014,272          $ 3,867,833
                                                                   ============         ============

 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 1994 by rating agency equivalent are shown below:

                                                          Estimated
                                      Amortized              Fair
                                        Cost                Value
                                     ------------       ------------
  AAA                                $   995,888        $   964,385
  AA                                     630,459            614,948
  A                                      857,103            821,906
  BBB                                  1,245,045          1,190,554
  Non-investment grade                   285,777            276,040
                                     ------------       ------------
                                     $ 4,014,227        $ 3,867,833
                                     ============       ============

 The Company has entered into interest rate swap contracts for the purpose of minimizing exposure to fluctuations in interest rates of specific assets held. The notional amount of such swaps outstanding at December 31, 1994 and 1993 was approximately $30,000 and $149,250, respectively. The Company has outstanding at December 31, 1994 three interest rate swap contracts for which the Company pays the six month LIBOR interest rate and receives a weighted average 9.8%. The outstanding interest rate swap contracts at December 31, 1994 will expire at various times during 1996. The average unexpired term at December 31, 1994 and 1993 was 1.2 years and 3.2 years, respectively. All three interest rate swap contracts were with investment grade counterparties at December 31, 1994.

 There are no outstanding matched swaps in a loss position at December 31, 1994 and 1993. During 1994, 1993 and 1992, a net
 investment gain of approximately $470, $0 and $2,302, respectively, was recorded in connection with interest rate swap activity.

 During 1994, 1993 and 1992, the Company did not enter into either matched or unmatched interest rate swap arrangements and did not act as an intermediary or broker in interest rate swaps.

 Proceeds, gains and losses from the sale or maturity of fixed maturity securities available for sale and held to maturity for the years ended December 31,:

                                           1994        1993        1992
                                      ----------- ----------- -----------
  Proceeds                            $ 2,168,932 $ 3,348,329 $ 3,488,152
  Realized investment gains                 8,398      71,599      51,925
  Realized investment losses                9,823       4,126      36,018

 During 1994, the Company ceased utilizing the trading securities classification. At the date of this action, the securities classified as trading were transferred to the available for sale portfolio at their estimated fair value. The estimated fair value of fixed maturity securities and equity securities transferred at the date of transfer was $134,984 and $6,989, respectively. At the date of transfer, amortized cost exceeded estimated fair value by $2,995. During 1994 and 1993, approximately $(7,285) and $4,291, respectively, of unrealized holding gains (losses) from investment trading securities were recorded in net realized investment gains/(losses).

 The  Company  had investment securities of $26,651  and  $28,702
 held  on  deposit  with  insurance  regulatory  authorities   at
 December 31, 1994 and 1993, respectively.

 At December 31, 1994, the Company retained $14,662 in the Separate Accounts, including unrealized losses of $549. The investments in the Separate Accounts are for the purpose of providing original funding of certain mutual funds available as investment options to variable life and annuity policyholders. No funds were retained in the Separate Accounts at December 31, 1993.

 The Company's investment in mortgage loans on real estate are principally collateralized by commercial real estate. At December 31, 1994, the largest concentrations of commercial real estate mortgage loans, as measured by the outstanding principal balance, are for properties located in California ($53,282 or 28%), Illinois ($28,294 or 15%) and Rhode Island ($19,769 or 10%).

 The  carrying  value  and  established valuation  allowances  of impaired  mortgage loans on real estate as of December 31,  1994 and 1993 are shown below:

                                       1994               1993
                                     -------            -------
  Carrying value                     $71,973            $63,952
  Valuation allowance                 40,070             45,924

 For  the  years  ended December 31, 1994 and  1993,  $4,652  and
 $29,555,   respectively,  of  real  estate   was   acquired   in
 satisfaction of debt.

 Net investment income arose from the following sources for the years ended December 31,:

                                                                      1994       1993       1992
                                                                   ---------- ---------- ----------
  Fixed maturity securities                                        $ 368,023  $ 511,655  $ 652,136
  Equity securities                                                    2,408      4,143      4,813
  Mortgage loans on real estate                                       15,014     20,342     25,954
  Real estate available for sale                                         406         32      1,004
  Policy loans on insurance contracts                                 50,232     46,129     40,843
  Other                                                                5,489     11,135      5,924
                                                                   ---------- ---------- ----------
  Gross investment income                                            441,572    593,436    730,674
  Less expenses                                                       (8,036)    (6,975)   (17,935)
                                                                   ---------- ---------- ----------
  Net investment income                                            $ 433,536  $ 586,461  $ 712,739
                                                                   ========== ========== ==========

 Net realized investment gains (losses), including changes in valuation allowances, for the years ended December 31,:

                                                                      1994       1993       1992
                                                                   ---------- ---------- ----------
  Fixed maturity securities available for sale                     $  (1,425) $  67,473  $  15,907
  Fixed maturity securities held for trading                         (11,889)     5,562          0
  Equity securities available for sale                                 1,490         22     (3,051)
  Equity securities held for trading                                    (580)     2,587          0
  Mortgage loans on real estate                                       (4,967)    (9,310)   (42,997)
  Real estate available for sale                                       2,828     (4,733)    (1,800)
  Other                                                                    0      1,451      2,302
                                                                   ---------- ---------- ----------
  Net realized investment gains (losses)                           $ (14,543) $  63,052  $ (29,639)
                                                                   ========== ========== ==========

 The following is a reconciliation of the change in valuation allowances which have been deducted in arriving at investment carrying values, as presented in the balance sheet, and changes thereto of the following classifications of investments for the years ended December 31,:

                                                             Balance at  Additions                  Balance at
                                                             Beginning   Charged to    Write -          End
                                                              of Year    Operations     Downs         of Year
                                                             ----------  ----------   ----------    ----------
  Mortgage loans on real estate:
       1994                                                  $  45,924   $   4,966    $  10,820     $  40,070
       1993                                                     55,610       9,310       18,996        45,924
       1992                                                     14,413      42,997        1,800        55,610

  Real estate available for sale:
       1994                                                      7,628           0        1,862         5,766
       1993                                                      4,300       3,328            0         7,628
       1992                                                      4,500       1,800        2,000         4,300

 The  Company  held investments at December 31, 1994  of  $20,391 which have been non-income producing for the preceding twelve months.

 The Company has restructured the terms of certain of its investments in fixed maturity securities and mortgage loans on real estate during 1994 and 1993. The following table provides the amortized cost less valuation allowances immediately prior to restructuring, gross interest income that would have been earned had the loans been current per their original terms ("Expected Income"), gross interest income recorded during the year ("Actual Income") and equity interests which were received in the restructuring:

                                                1994      1993
                                              --------   --------
  Fixed maturity securities:
   Amortized cost                             $ 1,134    $ 3,743
   Expected income                                189        916
   Actual income                                  112        103
   Equity interest received                        28      1,833

  Mortgage loans on real estate:
   Amortized cost less valuation allowance     49,595     79,624
   Expected income                              4,673      6,859
   Actual income                                3,725      5,076

 During  1994, the Company committed to participate in a  limited
 partnership  that  invests  in leveraged  transactions.   As  of
 December 31, 1994 no funds had been advanced towards the Company's $10,000 commitment to the limited partnership.

NOTE 4.   FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on income before income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31,:

                                                                  1994       1993      1992
                                                              ---------- ---------- ---------
  Provision for income taxes computed at Federal
    statutory rate                                            $  31,459  $  25,471  $  8,726

  Increase (decrease) in income taxes resulting from:
    Federal tax rate increase                                                 (631)
    Dividend received deduction                                  (7,363)       (28)      (33)
    Other                                                          (218)       103       (57)
                                                              ---------- ---------- ---------
  Federal income tax provision                                $  23,878  $  24,915  $  8,636
                                                              ========== ========== =========

 The Federal statutory rate for 1994, 1993 and 1992 was 35%, 35% and 34%, respectively.

 The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                 1994       1993      1992
                                                              ---------- ---------- ---------
  Deferred policy acquisition costs                           $   6,416  $  (9,030) $(17,633)
  Policyholders' account balances                                 5,322      6,433    21,301
  Estimated liability for guaranty fund assessments                (153)    (1,066)   (2,735)
  Investment adjustments                                          3,276      7,941   (21,875)
  Other                                                         (13,486)       525     1,029
  Deferred Federal income tax                                 ---------- ---------- ---------
   provision (benefit)                                        $   1,375  $   4,803  $(19,913)
                                                              ========== ========== =========

Deferred tax assets and liabilities as of December 31, are determined as follows:

                                                                 1994       1993
                                                              ---------- ----------
  Deferred tax assets:
   Policyholders' account balances                            $  94,153  $  99,475
   Net unrealized investment losses                              23,629        213
   Investment adjustments                                        16,320     19,596
   Estimated liability for guaranty fund assessments              7,580      7,427
                                                              ---------- ----------
      Total deferred tax asset                                  141,682    126,711
                                                              ---------- ----------
  Deferred tax liabilities:
   Deferred policy acquisition costs                             99,041     92,625
   Other                                                          3,722     17,208
                                                              ---------- ----------
      Total deferred tax liability                              102,763    109,833
                                                              ---------- ----------
      Net deferred tax asset                                  $  38,919  $  16,878
                                                              ========== ==========

 The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5.   RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $44,176, $55,843 and $63,300 for the years ended December 31, 1994, 1993 and 1992, respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $679, $737 and $5,409 for 1994, 1993 and 1992, respectively.

 The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $2,732, $2,800 and $3,700 for the years ended December 31, 1994, 1993 and 1992, respectively.

 During 1994, the Company and MLAM entered into an agreement pursuant to which MLAM paid to the Company a fee in an amount equal to a portion of the annual gross investment advisory fees received by MLAM from Merrill Lynch Series Fund, Inc. ("Series Fund") and Merrill Lynch Variable Series Funds, Inc. ("Variable Series Funds"). The Company invests in the various mutual fund portfolios of the Series Fund and the Variable Series Funds in connection with the variable life insurance and variable annuities the Company has in-force. The Company received $12,600 of revenue as a result of this agreement during 1994.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $84,231, $67,102 and $25,158 for 1994, 1993 and 1992, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

 In connection with the acquisition of a block of variable life insurance business from Monarch Life Insurance Company ("Monarch Life"), the Company borrowed funds from Merrill Lynch & Co. to partially finance the transaction. These loans were repaid during 1992. Interest was calculated on these loans at LIBOR plus 150 basis points. Intercompany interest paid on these loans during 1992 was approximately $4,025.

 The Company has entered into certain interest rate swap contracts with Merrill Lynch Capital Services, Inc. ("MLCS") with a guarantee from Merrill Lynch & Co.. As of December 31, 1994 and 1993, the notional amount of interest rate swap contracts outstanding were $10,000 and $109,250, respectively. During 1994 the Company and MLCS terminated certain interest rate swap contracts resulting in the Company paying a net consideration of $2,043. Net interest received from these interest rate swap contracts was $2,096, $6,876, and $9,849 for the years ended December 31, 1994, 1993 and 1992, respectively. (See Note 3)

 During 1993 and 1992, the Company allowed the recapture of certain policies previously indemnity reinsured by the Company from Family Life Insurance Company. Simultaneously with the recapture, the Company's affiliate, ML Life Insurance Company of New York ("ML Life"), assumption reinsured these policies. These transactions resulted in the transfer of approximately $11,900 and $2,000 of policy reserves during 1993 and 1992, respectively. During 1994 certain adjustments to the 1993 assumption reinsurance transactions resulted in a transfer of $9,299 of policy reserves from ML Life to the Company.

NOTE 6.   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 During 1994 and 1993, the Company paid dividends of $150,000 and $120,000, respectively, to MLIG. Of these stockholder's dividends, $112,779 and $75,012, respectively, were extraordinary dividends as defined by Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance Commissioner.

 At December 31, 1994 and 1993, approximately $26,243 and $37,221, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 1994 and 1993, was $264,432 and $374,209,
 respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principles utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different  actuarial  assumptions, not  providing  for  deferred taxes and valuing securities on a different basis. The Company's statutory net income for the years ended December 31, 1994, 1993 and 1992 was $42,382, $45,604 and $60,140,
 respectively.

 The National Association of Insurance Commissioners ("NAIC") has developed and implemented effective December 31, 1993, the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. The NAIC has established four different levels of regulatory action with respect to the RBC adequacy monitoring system. Each of these levels may be triggered if an insurer's total adjusted capital is less than a corresponding level of RBC. These levels are as follows:

   For companies with capital levels which are below 100% of the basic RBC level (company action level) calculated for that company, the company must submit to the domiciliary insurance commissioner, and implement, an approved plan to increase adjusted capital to at least 100% of the basic RBC.

   For companies with capital levels which are below 75% of the basic RBC level calculated for that company, the company must submit to an examination by the domiciliary insurance department and as a result of the findings of the examination, corrective orders may be issued.

   For companies with capital levels which are below 50% of the basic RBC level (authorized control level) calculated for that company, the domiciliary insurance commissioner will have the authority to place the company into conservatorship or liquidation.

   For companies with capital levels which are below 35% of the basic RBC level calculated for that company, the domiciliary insurance commissioner will be required to place the company into conservatorship or liquidation.

 As  of December 31, 1994 and 1993, based on the RBC formula, the
 Company's  total adjusted capital level was     270%  and  279%,
 respectively, of the basic RBC level.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

 State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). During 1991, and to a lesser extent 1992, there were certain highly publicized life insurance insolvencies. The Company has utilized public information to estimate what future assessments it will incur as a result of these insolvencies. At December 31, 1994 and 1993, the Company has established an estimated liability for future guaranty fund assessments of $24,774 and $28,083 respectively. The Company regularly monitors public information regarding insurer insolvencies and will adjust its estimated liability when appropriate.

 In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

                           * * * * * *

                                   SIGNATURES


                 Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Merrill Lynch Life Insurance Company
                                           (Registrant)

                                  /s/ Joseph E. Crowne
Date: March 29, 1995         By:
                                ------------------------------------
                                  Joseph E. Crowne
                                  Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Signature                             Title                                  Date
                 ---------                             -----                                  ----

                          *
                 ---------------------                 Chairman of the Board, President       March 29, 1995
                 Anthony J. Vespa                      and Chief Executive Officer            --------------


                 /s/ Joseph E. Crowne
                 ---------------------                 Director, Senior Vice President,       March 29, 1995
                 Joseph E. Crowne                      Chief Financial Officer, Chief         --------------
                                                       Actuary and Treasurer


                 /s/ Barry G. Skolnick
                 ---------------------                 Director, Senior Vice President        March 29, 1995
                 Barry G. Skolnick                     and General Counsel*                   --------------


                          *
                 ---------------------                 Director and Senior Vice               March 29, 1995
                 David M. Dunford                      President                             --------------



                          *
                 ---------------------                 Director and Senior Vice               March 29, 1995
                 John C.R. Hele                        President                              --------------



                          *
                 ---------------------                 Director                               March 29, 1995
                 Allen N. Jones                                                               --------------



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

                 4.15                 Annuity Application for                        Incorporated by reference





                                      Individual  Certificate Under Modified         to Exhibit 4.15 to the Registrant's
                                      Guaranteed Annuity Contract.                   registration statement on Form S-1, File
                                                                                     No. 33-26322, filed January 3, 1989.

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

                 4.17                 Group Modified Guarantee Annuity Contract.     Incorporated by reference to Exhibit
                                                                                     4.(a)(2), filed December 7, 1994, as part
                                                                                     of Post-Effective Amendment No. 3 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60290.

                 4.18                 Individual Contract.                           Incorporated by reference to Exhibit
                                                                                     4.(b)(4), filed December 7, 1994, as part
                                                                                     of Post-Effective Amendment No. 3 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60290.

                 4.19                 Individual Tax-Sheltered Annuity               Incorporated by reference to Exhibit
                                      Certificate.                                   4.(c)(3), filed December 7, 1994, as part
                                                                                     of Post-Effective Amendment No. 3 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60290.

                 4.20                 Qualified Retirement Plan Certificate.         Incorporated by reference to Exhibit
                                                                                     4.(d)(3), filed December 7, 1994, as part
                                                                                     of Post-Effective Amendment No. 3 to the
                                                                                     Registrant's registration





                                                                                     statement on Form S-1, File No. 33-60290.

                 4.21                 Individual Retirement Annuity Certificate.     Incorporated by reference to Exhibit
                                                                                     4.(e)(5), filed December 7, 1994, as part
                                                                                     of Post-Effective Amendment No. 3 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60290.

                 4.22                 Individual Retirement Account Certificate.     Incorporated by reference to Exhibit
                                                                                     4.(f)(3), filed December 7, 1994, as part
                                                                                     of Post-Effective Amendment No. 3 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60290.

                 4.23                 Section 457 Deferred Compensation Plan         Incorporated by reference to Exhibit
                                      Certificate.                                   4.(g)(3), filed December 7, 1994, as part
                                                                                     of Post-Effective Amendment No. 3 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60290.

                                                                                     Incorporated by reference to Exhibit
                                                                                     4.(m)(3), filed December 7, 1994, as part
                                      Qualified Plan Endorsement.                    of Post-Effective Amendment No. 3 to the
                 4.24                                                                Registrant's registration statement on
                                                                                     Form S-1, File No. 33-60290.

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

                 10.2                 General Agency Agreement between Merrill       Incorporated by reference to Exhibit 10.2,
                                      Lynch Life Insurance Company                   filed February 23, 1989, as






                                      and Merrill Lynch Life Agency, Inc.            part of Pre-Effective Amendment No. 1 to the
                                                                                     Registrant's registration statement on
                                                                                     Form S-1, File No. 33-26322.

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

                 10.3a                Amendment to Service Agreement among           Incorporated by reference to Exhibit
                                      Merrill Lynch Insurance Group, Family Life     10(c)(2) to Post-Effective Amendment No. 1
                                      Insurance Company and Merrill Lynch Life       to the Registrant's registration statement
                                      Insurance Company.                             on Form S-1, File No. 33-60290, filed
                                                                                     March 31, 1994.

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


                 24.1                 Power of attorney of Joseph E. Crowne.         Incorporated by reference to Exhibit 24(a)
                                                                                     to the Registrant's registration statement
                                                                                     on Form S-1, File No. 33-58303, filed
                                                                                     March 30, 1995.

                 24.2                 Power of attorney of David M. Dunford.         Incorporated by reference to Exhibit 24(b)
                                                                                     to the Registrant's registration statement
                                                                                     on Form S-1, File No. 33-58303, filed
                                                                                     March 30, 1995.

                 24.3                 Power of attorney of  John C.R. Hele.          Incorporated by reference to Exhibit 24(c)
                                                                                     to the Registrant's registration statement
                                                                                     on Form S-1, File No. 33-58303, filed
                                                                                     March 30, 1995.





                 24.4                 Power of attorney of Allen N. Jones.           Incorporated by reference to Exhibit 24(d)
                                                                                     to the Registrant's registration statement
                                                                                     on Form S-1, File No. 33-58303, filed
                                                                                     March 30, 1995.

                 24.5                 Power of attorney of Barry G. Skolnick.        Incorporated by reference to Exhibit 24(e)
                                                                                     to the Registrant's registration statement
                                                                                     on Form S-1, File No. 33-58303, filed
                                                                                     March 30, 1995.

                 24.6                 Power of Attorney of Anthony J. Vespa.         Incorporated by reference to Exhibit 24(f)
                                                                                     to the Registrant's registration statement
                                                                                     on Form S-1, File No. 58303, filed March
                                                                                     30, 1995.

                 28.1                 Preliminary prospectus contained in            Exhibit 28.1
                                      Registrant's registration statement, filed
                                      March 30, 1995, pursuant to the Securities
                                      Act of 1933, File No. 33-58303.





