Form 10-Q
period 1995-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1995-05-12
CIK 845091

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1995
    COMMISSION FILE NUMBER 33-26322; 33-46827; 33-52254; 33-60290; 33-58303

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

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

PART I  Financial Information

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)
==============================================================================

ASSETS                                                                      March 31,       December 31,
                                                                               1995             1994
                                                                         --------------     --------------
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair value
 (amortized cost:  1995 - $3,937,111; 1994 - $4,014,272)                 $  3,894,825       $  3,867,833
Equity securities available for sale, at estimated fair value
 (cost:  1995 - $15,946; 1994 - $15,946)                                       17,821             16,777
Mortgage loans on real estate                                                 137,842            149,249
Real estate available for sale                                                 11,427             12,955
Policy loans on insurance contracts                                           991,962            985,213
                                                                         --------------     --------------
 Total Investments                                                          5,053,877          5,032,027


CASH AND CASH EQUIVALENTS                                                     159,373            139,087
ACCRUED INVESTMENT INCOME                                                      98,502             95,133
DEFERRED POLICY ACQUISITION COSTS                                             424,352            466,334
FEDERAL INCOME TAXES - DEFERRED                                                30,446             38,919
REINSURANCE RECEIVABLES                                                         2,273              1,832
RECEIVABLES FROM AFFILIATES - NET                                                   0              3,113
OTHER ASSETS                                                                   28,643             28,656
SEPARATE ACCOUNTS ASSETS                                                    5,959,667          5,798,973
                                                                         --------------     --------------

TOTAL ASSETS                                                             $ 11,757,133       $ 11,604,074
                                                                         ==============     ==============










See notes to financial statements.  (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)
==============================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                        March 31,        December 31,
                                                                               1995              1994
                                                                         --------------     --------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                        $  5,101,317       $  5,148,971
  Claims and claims settlement expenses                                        26,825             26,177
                                                                         --------------     --------------
   Total policy liabilities and accruals                                    5,128,142          5,175,148

OTHER POLICYHOLDER FUNDS                                                       14,065             21,221
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                        23,060             24,774
OTHER LIABILITIES                                                              38,405             36,775
FEDERAL INCOME TAXES - CURRENT                                                 10,597              2,274
AFFILIATED PAYABLES                                                             3,889                  0
SEPARATE ACCOUNTS LIABILITIES                                               5,948,196          5,784,311
                                                                         --------------     --------------
   Total Liabilities                                                       11,166,354         11,044,503



STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                          2,000              2,000
 Additional paid-in capital                                                   535,450            535,450
 Retained earnings                                                             83,748             66,005
 Net unrealized investment loss                                               (30,419)           (43,884)
                                                                         --------------     --------------
  Total Stockholder's Equity                                                  590,779            559,571
                                                                         --------------     --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                               $ 11,757,133       $ 11,604,074
                                                                         ==============     ==============









See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
==============================================================================

                                                                              Three Months Ended
                                                                                    March 31,
                                                                         ---------------------------------
                                                                               1995             1994
                                                                         --------------     --------------
REVENUES:
 Investment revenue:
  Net investment income                                                  $     97,580       $    122,479
  Net realized investment losses                                                  (62)            (4,623)
 Policy charge revenue                                                         34,090             25,719
                                                                         --------------     --------------
   Total Revenues                                                             131,608            143,575
                                                                         --------------     --------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                          68,356             91,060
 Market value adjustment expense                                                  218              4,731
 Policy benefits (net of reinsurance recoveries:  1995 - $1,834;
  1994 - $1,505)                                                                4,768              3,666
 Reinsurance premium ceded                                                      3,428              3,563
 Amortization of deferred policy acquisition costs                             17,298             19,413
 Insurance expenses and taxes                                                  10,249              9,493
                                                                         --------------     --------------
   Total Benefits and Expenses                                                104,317            131,926
                                                                         --------------     --------------

   Earnings Before Federal Income Tax Provision                                27,291             11,649

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        8,323              8,974
 Deferred                                                                       1,225             (4,981)
                                                                         --------------     --------------
   Total Federal Income Tax Provision                                           9,548              3,993
                                                                         --------------     --------------
NET EARNINGS                                                             $     17,743       $      7,656
                                                                         ==============     ==============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)
==============================================================================

                                                                              Net
                                                   Additional              unrealized      Total
                                         Common     paid-in     Retained   investment  stockholder's
                                         stock      capital     earnings      loss         equity
                                       ----------  ----------  ----------  ----------  -------------
BALANCE, JANUARY 1, 1994               $   2,000   $ 637,590   $  47,860   $    (395)  $   687,055

 Dividend to Parent                            0    (102,140)    (47,860)          0      (150,000)

 Net earnings                                  0           0      66,005           0        66,005

 Net unrealized investment loss                0           0           0     (43,489)      (43,489)
                                       ----------  ----------  ----------  ----------  -------------
BALANCE, DECEMBER 31, 1994                 2,000     535,450      66,005     (43,884)      559,571

 Net earnings                                  0           0      17,743           0        17,743

 Net unrealized investment gain                0           0           0      13,465        13,465
                                       ----------  ----------  ----------  ----------  -------------
BALANCE, MARCH 31, 1995                $   2,000   $ 535,450   $  83,748   $ (30,419)  $   590,779
                                       ==========  ==========  ==========  ==========  =============




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)
==============================================================================

                                                                               Three Months Ended
                                                                                      March 31,
                                                                         ---------------------------------
                                                                               1995             1994
                                                                         --------------     --------------
OPERATING ACTIVITIES:
 Net earnings                                                            $     17,743       $      7,656
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                           17,298             19,413
   Capitalization of policy acquisition costs                                 (15,772)           (30,763)
   Depreciation and amortization                                               (1,777)            (1,516)
   Net realized investment losses                                                  62              4,623
   Interest credited to policyholders' account balances                        68,356             91,060
   Provision (benefit) for deferred Federal income tax                          1,225             (4,981)
  Cash and cash equivalents provided (used) by changes in
operating assets and liabilities:
   Accrued investment income                                                   (3,369)              (228)
   Claims and claims settlement expenses                                          648              4,096
   Federal income taxes - current                                               8,323              8,974
   Other policyholder funds                                                    (7,156)            (6,831)
   Liability for guaranty fund assessments                                     (1,714)            (2,272)
   Receivable / payable from affiliates - net                                   7,002               (293)
  Change in policy loans                                                       (6,749)           (11,448)
  Change in investment trading securities                                           0              2,563
  Other, net                                                                    1,203             (9,623)
                                                                         --------------     --------------
   Net cash and cash equivalents provided by operating
activities                                                                     85,323             70,430
                                                                         --------------     --------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                               263,924            142,473
 Fixed maturity securities matured                                            108,699            502,891
 Fixed maturity securities purchased                                         (294,374)          (245,474)
 Equity securities available for sale sold                                          0              6,768
 Mortgage loans on real estate principal payments received                     10,107                  0
 Real estate available for sale - improvements acquired                             0               (271)
 Real estate available for sale sold                                            3,457                  0
 Investment in Separate Accounts                                                 (185)                 0
 Recapture of investment in Separate Accounts                                   3,056                  0
                                                                         --------------     --------------
   Net cash and cash equivalents provided by investing
     activities                                                                94,684            406,387
                                                                         --------------     --------------



See notes to financial statements                  (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)
==============================================================================

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                               1995             1994
                                                                         --------------     --------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                    160,199            290,789
  Withdrawals (includes transfers to Separate Accounts)                      (319,920)          (811,327)
                                                                         --------------     --------------
   Net cash and cash equivalents used by financing activities                (159,721)          (520,538)
                                                                         --------------     --------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                             20,286            (43,721)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                            139,087            122,218
                                                                         --------------     --------------
 End of period                                                           $    159,373       $     78,497
                                                                         ==============     ==============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                   $          0       $          0
  Intercompany interest                                                  $        273       $        199















See notes to financial statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
==============================================================================

NOTE 1:  BASIS OF PRESENTATION:

Merrill Lynch Life Insurance Company (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months ended March 31, 1995 and 1994 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K ("1994 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1995 and December 31, 1994, was $296.4 million and $264.4 million, respectively. For the three months ended March 31, 1995 and 1994, statutory net income was $26.5 million and $1.7 million, respectively.


NOTE 3.  ACCOUNTING CHANGES:

In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards (SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and
Disclosures". SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Company's financial statements as of March 31, 1995 was not material.

Item  2   Management's  Narrative  Analysis  of  the  Results  of
Operations

This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1994 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations filed in the 1994 Report.

Business Overview

The Company's earnings are principally derived from two sources; the net investment income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

New life insurance premiums and annuity deposits received in the first three months of 1995 and 1994 were $160 million and $291 million, respectively. During the first quarter of 1995, investor demand continued to shift from variable annuity products to fixed rate interest products contributing to the declines in variable annuity sales for both the industry and the Company. Variable annuity deposits received during the first quarter of 1995 decreased $195 million to $70 million as compared to the same period in 1994. However, modified guaranteed annuity sales increased $58 million from $4 million during the first quarter 1994 to $62 million during the first quarter 1995. The decline in total life insurance and annuity deposits received during the first three months of 1995 as compared to the same period in 1994 is reflective of increased competition by non-affiliated insurers whose products are also sold through Merrill Lynch & Co.'s retail distribution network.

During 1995, approximately $453 million of fixed deferred annuity liabilities will reach the expiration of their interest rate guarantee period. During the first three months of 1995, approximately $170 million of these fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender the contract without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first three months of 1995 and 1994:

                                                          1995                1994
                                                     ----------------    ---------------
                                                     Amount       %      Amount      %
                                                     -------    -----    -------   -----
                                                           (Dollars in Millions)
Renewed with an adjustment to the
 applicable interest crediting rate                  $   37       22%    $   92      18%
Exchanged into either the variable annuity
 product or the market value adjusted
 annuity product offered by the Company                  65       39%       238      47%
Surrendered                                              68       39%       175      35%
                                                     -------     ----    -------    ----
Total                                                $  170      100%    $  505     100%
                                                     =======     ====    =======    ====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1995, the Company's assets included $3.328 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1995, approximately $296 million (7.6%) of the Company's fixed maturity securities were considered non-
investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.


Results of Operations

For the three month periods ended March 31, 1995 and 1994, the Company reported net earnings of $18 million and $8 million, respectively.

Net investment income and interest credited to policyholders' account balances for the three months ended March 31, 1995 as
compared   to   the  same  period  in  1994  have   declined   by
approximately $25 million and $23 million, respectively, resulting in a $2 million reduction in interest spread. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

Net realized investment losses decreased approximately $5 million during the current quarter as compared to the same period during 1994. During the first quarter 1994, the Company's trading portfolios experienced $7 million of realized and unrealized losses. The Company ceased utilizing the trading portfolios during the fourth quarter 1994. The remaining change in realized investment losses is primarily attributable to normal sales activity from the available for sale portfolios.

Policy charge revenue increased approximately $8 million during the current three month period as compared to the same period in 1994. During the fourth quarter 1994, the Company and Merrill Lynch Asset Management, L.P. ("MLAM") entered into an agreement pursuant to which MLAM paid to the Company a fee in an amount equal to a portion of the annual gross investment advisory fees received by MLAM from Merrill Lynch Series Fund, Inc. ("Series Fund") and Merrill Lynch Variable Series Funds, Inc. ("Variable Series Funds"). The Company invests in the various mutual fund portfolios of the Series Fund and the Variable Series Funds in connection with the variable life insurance and variable annuities the Company has in-force. The Company received $3 million of revenue as a result of this agreement during the first quarter 1995. The remaining increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

The market value adjustment expense is attributable to the Company's market value adjusted annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. Due to the current lower level of interest rates as compared to the average guaranteed interest rate of the inforce contracts, this market value adjustment generally has resulted in an expense to the Company. The Company's market value adjusted annuity has experienced a decrease in surrenders during the first three months of 1995 as compared to the same period during 1994. The decrease in surrender activity and the recent rise in interest rates has resulted in the $4 million decrease in the market value adjustment expense.

Policy benefits increased approximately $1 million from $4 million for the first three months of 1994 to $5 million for the current three month period. This increase is primarily attributable to an increase in mortality claims during the current three month period as compared to the same period during 1994.

Amortization of deferred policy acquisition costs declined $2 million during the current period as compared to the same period during 1994. The decrease in amortization is primarily attributable to a decline in fixed annuity contracts in-force partially offset by the increase in the variable annuity contracts in-force.

Insurance expenses and taxes increased $1 million during the current three month period as compared to the same period in 1994. This increase is primarily attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE
                                       -----------------------------------------

                                              Joseph E. Crowne
                                              Senior Vice President and
                                              Chief Financial Officer

Date: May 12, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
- -------        -----------

  27           Financial Data Schedule