Form 10-Q
period 1995-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1995-08-11
CIK 845091

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

                  FOR THE FISCAL QUARTER ENDED JUNE 30, 1995
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)
=================================================================

ASSETS                                                                      June 30,      December 31,
                                                                              1995             1994
                                                                       ---------------   ---------------
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair value
 (amortized cost:  1995 - $3,877,954; 1994 - $4,014,272)               $    3,969,851    $    3,867,833
Equity securities available for sale, at estimated fair value
 (cost:  1995 - $14,976; 1994 - $15,946)                                       16,930            16,777
Mortgage loans on real estate                                                 127,564           149,249
Real estate available for sale                                                  8,192            12,955
Policy loans on insurance contracts                                         1,006,671           985,213
                                                                       ---------------   ---------------
 Total Investments                                                          5,129,208         5,032,027


CASH AND CASH EQUIVALENTS                                                      86,262           139,087
ACCRUED INVESTMENT INCOME                                                      97,641            95,133
DEFERRED POLICY ACQUISITION COSTS                                             377,417           466,334
FEDERAL INCOME TAXES - DEFERRED                                                23,993            38,919
REINSURANCE RECEIVABLES                                                         1,707             1,832
RECEIVABLES FROM AFFILIATES - NET                                                   0             3,113
OTHER ASSETS                                                                   55,990            28,656
SEPARATE ACCOUNTS ASSETS                                                    6,308,912         5,798,973
                                                                       ---------------   ---------------

TOTAL ASSETS                                                           $   12,081,130    $   11,604,074
                                                                       ===============   ===============


See notes to financial statements.                                                           (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)
=================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                        June 30,      December 31,
                                                                              1995            1994
                                                                       ---------------   ---------------

LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $    5,030,090    $    5,148,971
  Claims and claims settlement expenses                                        27,344            26,177
                                                                       ---------------   ---------------
   Total policy liabilities and accruals                                    5,057,434         5,175,148

OTHER POLICYHOLDER FUNDS                                                       14,670            21,221
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                        23,262            24,774
OTHER LIABILITIES                                                              29,986            36,775
FEDERAL INCOME TAXES - CURRENT                                                 23,119             2,274
AFFILIATED PAYABLES                                                             6,005                 0
SEPARATE ACCOUNTS LIABILITIES                                               6,300,626         5,784,311
                                                                       ---------------   ---------------
   Total Liabilities                                                       11,455,102        11,044,503
                                                                       ---------------   ---------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                          2,000             2,000
 Additional paid-in capital                                                   535,450           535,450
 Retained earnings                                                            102,171            66,005
 Net unrealized investment loss                                               (13,593)          (43,884)
                                                                       ---------------   ---------------
  Total Stockholder's Equity                                                  626,028           559,571
                                                                       ---------------   ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $   12,081,130    $   11,604,074
                                                                       ===============   ===============









See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
=================================================================

                                                                               Six Months Ended
                                                                                   June 30,
                                                                       ----------------------------------
                                                                              1995            1994
                                                                       ----------------  ----------------
REVENUES:
 Investment revenue:
  Net investment income                                                $       192,129   $       231,018
  Net realized investment gains (losses)                                         1,334           (10,173)
 Policy charge revenue                                                          69,304            53,841
                                                                       ----------------  ----------------
   Total Revenues                                                              262,767           274,686
                                                                       ----------------  ----------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                          134,245           172,074
 Market value adjustment expense                                                 1,216             5,512
 Policy benefits (net of reinsurance recoveries:  1995 - $3,996;
  1994 - $3,211)                                                                10,823             8,064
 Reinsurance premium ceded                                                       6,929             6,993
 Amortization of deferred policy acquisition costs                              33,671            36,286
 Insurance expenses and taxes                                                   20,255            19,016
                                                                       ----------------  ----------------
   Total Benefits and Expenses                                                 207,139           247,945
                                                                       ----------------  ----------------

   Earnings Before Federal Income Tax Provision                                 55,628            26,741

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        20,845            11,017
 Deferred                                                                       (1,383)           (1,761)
                                                                       ----------------  ----------------
   Total Federal Income Tax Provision                                           19,462             9,256
                                                                       ----------------  ----------------
NET EARNINGS                                                           $        36,166   $        17,485
                                                                       ================  ================




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)
=================================================================


                                                                            Three Months Ended
                                                                                 June 30,
                                                                       -----------------------------------
                                                                              1995             1994
                                                                       ----------------   ----------------
REVENUES:
 Investment revenue:
  Net investment income                                                $        94,549    $       108,539
  Net realized investment gains (losses)                                         1,396             (5,550)
 Policy charge revenue                                                          35,214             28,122
                                                                       ----------------   ----------------
   Total Revenues                                                              131,159            131,111
                                                                       ----------------   ----------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                           65,889             81,014
 Market value adjustment expense                                                   998                781
 Policy benefits (net of reinsurance recoveries:  1995 - $2,162;
  1994 - $1,706)                                                                 6,055              4,398
 Reinsurance premium ceded                                                       3,501              3,430
 Amortization of deferred policy acquisition costs                              16,373             16,873
 Insurance expenses and taxes                                                   10,006              9,523
                                                                       ----------------   ----------------
   Total Benefits and Expenses                                                 102,822            116,019
                                                                       ----------------   ----------------

   Earnings Before Federal Income Tax Provision                                 28,337             15,092

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        12,522              2,043
 Deferred                                                                       (2,608)             3,220
                                                                       ----------------   ----------------
   Total Federal Income Tax Provision                                            9,914              5,263
                                                                       ----------------   ----------------
NET EARNINGS                                                           $        18,423    $         9,829
                                                                       ================   ================




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)
====================================================================

                                                                                Net
                                                    Additional                 unrealized       Total
                                         Common      paid-in       Retained    investment   stockholder's
                                         stock       capital       earnings       loss         equity
                                    ------------ ------------- ------------- ------------- -----------------
BALANCE, JANUARY 1, 1994            $    2,000   $    637,590  $     47,860  $       (395) $        687,055

 Dividend to Parent                          0       (102,140)      (47,860)            0          (150,000)

 Net earnings                                0              0        66,005             0            66,005

 Net unrealized investment loss              0              0             0       (43,489)          (43,489)
                                    ------------  ------------ ------------- ------------- -----------------
BALANCE, DECEMBER 31, 1994               2,000        535,450        66,005       (43,884)          559,571

 Net earnings                                0              0        36,166             0            36,166

 Net unrealized investment gain              0              0             0        30,291            30,291
                                    ------------  ------------ ------------- ------------- -----------------
BALANCE, JUNE 30, 1995              $     2,000   $   535,450  $    102,171  $    (13,593) $        626,028
                                    ============  ============ ============= ============= =================
















See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)
====================================================================

                                                                                Six Months Ended
                                                                                    June 30,
                                                                       ----------------------------------
                                                                              1995             1994
                                                                       ----------------  ----------------
OPERATING ACTIVITIES:
 Net earnings                                                          $        36,166   $        17,485
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                            33,671            36,286
   Capitalization of policy acquisition costs                                  (26,556)          (66,463)
   Depreciation and amortization                                                (3,796)           (2,474)
   Net realized investment (gains) losses                                       (1,334)           10,173
   Interest credited to policyholders' account balances                        134,245           172,074
   Benefit for deferred Federal income tax                                      (1,383)           (1,761)
  Cash and cash equivalents provided (used) by changes in operating assets and liabilities:
   Accrued investment income                                                    (2,508)           21,096
   Claims and claims settlement expenses                                         1,167             3,509
   Federal income taxes - current                                               20,844               895
   Other policyholder funds                                                     (6,551)           (1,604)
   Liability for guaranty fund assessments                                      (1,512)           (1,871)
   Receivable / payable from affiliates - net                                    9,118            (4,034)
  Change in policy loans                                                       (21,458)          (34,244)
  Change in investment trading securities                                            0            (8,060)
  Other, net                                                                   (33,998)          (14,456)
                                                                       ----------------  ----------------
   Net cash and cash equivalents provided by operating activities
                                                                               136,115         126,551
                                                                       ----------------  ----------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                                271,951           546,542
 Fixed maturity securities matured                                             402,835           814,748
 Fixed maturity securities purchased                                          (534,484)         (323,072)
 Equity securities available for sale sold                                       1,411             6,972
 Mortgage loans on real estate principal payments received                      20,719            13,021
 Real estate available for sale - improvements acquired                              0             (608)
 Real estate available for sale sold                                             6,803             5,810
 Investment in Separate Accounts                                                  (255)          (14,696)
 Recapture of investment in Separate Accounts                                    6,559                 0
                                                                       ----------------  ----------------
   Net cash and cash equivalents provided by investing activities
                                                                               175,539         1,048,717
                                                                       ----------------  ----------------



See notes to financial statements                  (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)
================================================================


                                                                             Six Months Ended
                                                                                 June 30,
                                                                       ----------------------------------
                                                                              1995             1994
                                                                       ----------------  ----------------

FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                     285,864           541,888
  Withdrawals (includes transfers to Separate Accounts)                       (650,343)       (1,741,182)
                                                                       ----------------  ----------------
   Net cash and cash equivalents used by financing activities                 (364,479)       (1,199,294)
                                                                       ----------------  ----------------


NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (52,825)          (24,026)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                             139,087           122,218
                                                                       ----------------  ----------------

 End of period                                                         $        86,262   $        98,192
                                                                       ================  ================

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                 $             0    $        10,122
  Intercompany interest                                                $           641    $           311











See notes to financial statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
=================================================================


NOTE 1:  BASIS OF PRESENTATION:

Merrill Lynch Life Insurance Company (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months and six months ended June 30, 1995 and 1994 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K ("1994 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1995 and December 31, 1994, was $337.1 million and $264.4 million, respectively. For the six months ended June 30, 1995 and 1994, statutory net income was $63.3 million and $5.9 million, respectively.


NOTE 3.  ACCOUNTING CHANGES:

In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and
Disclosures". SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Company's financial statements as of June 30, 1995 was not material.

NOTE 4.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". The table that follows provides the components of the unrealized loss recorded in stockholder's equity for available for sale investments:

                                                      June 30,         Dec. 31,
                                                        1995             1994
                                                 --------------  ----------------
 Assets:
  Fixed maturity securities available for sale   $      91,897   $      (146,439)
  Equity securities available for sale                   1,954               831
  Deferred policy acquisition costs                    (9,582)            72,220
  Federal income taxes - deferred                        7,319            23,629
  Separate Account Assets                                (252)              (549)
                                                 --------------  ----------------
                                                        91,336           (50,308)
                                                 --------------  ----------------
 Liabilities:
  Policyholders' account balances                      104,929            (6,424)
                                                 --------------  ----------------
 Stockholder's equity:
  Net unrealized investment loss                 $     (13,593)  $       (43,884)
                                                 ==============  ================

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1995 and 1994, with additional information on the three month periods presented where appropriate.

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

New life insurance premiums and annuity deposits received in the first six months of 1995 and 1994 were $286 million and $542 million, respectively. Variable annuity deposits received during the first quarter of 1995 decreased $329 million to $147 million as compared to the same period in 1994. However, modified guaranteed annuity sales increased $66 million from $25 million during the first six months of 1994 to $91 million during the first six months of 1995. The increase in modified guaranteed annuity sales trended higher during the first quarter of 1995, however, sales decreased during the second quarter as interest rates declined. The decline in total life insurance and annuity deposits received during the first six months of 1995 as compared to the same period in 1994 is reflective of increased competition by non-affiliated insurers whose products may also be sold through Merrill Lynch & Co.'s retail distribution network. Additionally, the volatility in the equity markets during 1995 resulted in reduced investor demand for the Company's variable annuity product.

During the first six months of 1995, approximately $407 million of fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender the contract without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following table summarizes the contract owners' selections for the first six months of 1995 and 1994:

                                                  1995                   1994
                                            ------------------   --------------------
                                                 Amount    %         Amount       %
                                            ------------ -----   -------------- -----
                                                    (Dollars in Millions)
 Renewed with an adjustment to the
  applicable interest crediting rate        $        97   24%    $         262   16%
 Exchanged into either the variable annuity
  product or the market value adjusted
  annuity product offered by the Company            141   35%              735   46%
 Surrendered                                        169   41%              602   38%
                                            ------------ -----   -------------- -----
 Total                                      $       407  100%    $       1,599  100%
                                            ============ =====   ============== =====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1995, the Company's assets included $3.419 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1995, approximately $248 million (6.2%) of the Company's fixed maturity securities were considered non-
investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

During the first six months of 1995, the Company foreclosed on one mortgage loan with a current estimated fair value of $1 million. The Company anticipates that it will foreclose on a $22 million commercial mortgage loan during the third quarter 1995. The carrying value approximates the fair value of these properties. Additionally, during the first six months of 1995, the Company sold two real estate properties with a combined carrying value of $5 million for a gain of $1 million. Merrill Lynch Life continues to carry reserves of $36 million for potential losses from mortgage loans.

Results of Operations

For the six month periods ended June 30, 1995 and 1994, the Company reported net earnings of $36 million and $17 million, respectively. For the three month periods ended June 30, 1995 and 1994, the Company reported $18 million and $10 million, respectively.

Net investment income and interest credited to policyholders' account balances for the six months ended June 30, 1995 as
compared   to   the  same  period  in  1994  have   declined   by
approximately $39 million and $38 million, respectively, resulting in a $1 million reduction in interest spread. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

The Company experienced net realized investment gains (losses) of $1 million and $(10) million for the six months ended June 30, 1995 and 1994, respectively. During 1994, the Company's trading portfolios experienced $12 million of realized and unrealized losses. The Company ceased utilizing the trading portfolios during the fourth quarter 1994. Additionally, the Company recorded $4 million of valuation allowances on its commercial mortgage loan portfolio during 1994. No commercial mortgage loan valuation allowances have been recorded during 1995. The remaining change in realized investment gains (losses) is primarily attributable to normal sales activity from the available for sale portfolios.

Policy charge revenue increased approximately $15 million during the current six month period as compared to the same period in 1994. During the fourth quarter 1994, the Company and Merrill Lynch Asset Management, L.P. ("MLAM") entered into an agreement pursuant to which MLAM paid to the Company a fee in an amount equal to a portion of the annual gross investment advisory fees received by MLAM from Merrill Lynch Series Fund, Inc. ("Series Fund") and Merrill Lynch Variable Series Funds, Inc. ("Variable Series Funds"). The Company invests in the various mutual fund portfolios of the Series Fund and the Variable Series Funds in connection with the variable life insurance and variable annuities the Company has in-force. The Company received $7 million of revenue as a result of this agreement during the first six months of 1995. The remaining increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

The market value adjustment expense is attributable to the Company's market value adjusted annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has decreased $4 million during the current six month period as compared to the same period during 1994 primarily as a result of the interest rate environment during 1995 as compared to 1994. During the first six months of 1994 interest rates were generally lower than during the first six months of 1995. The market value adjustment expense generally changes in an inverse relationship with the movement of interest rates.

Policy benefits increased approximately $3 million from $8 million for the first six months of 1994 to $11 million for the current six month period. This increase is primarily attributable to an increase in mortality claims during the current six month period as compared to the same period during 1994.

Amortization of deferred policy acquisition costs declined $3 million during the current period as compared to the same period
during   1994.   The  decrease  in  amortization   is   primarily
attributable to a decline in fixed annuity contracts in-force partially offset by the increase in variable annuity contracts in-force.

Insurance expenses and taxes increased $1 million during the current six month period as compared to the same period in 1994. This increase is primarily attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts.

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

Date: August 10, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
- -------        -----------

  27           Financial Data Schedule