Form 10-Q
period 1995-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1995-11-14
CIK 845091

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1995
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

================================================================================

PART I  Financial Information

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                     September 30,      December 31,
                                                                         1995                1994
                                                                  -----------------    -----------------
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair
 value (amortized cost: 1995 - $3,770,889; 1994 - $4,014,272)     $      3,863,847     $      3,867,833
Equity securities available for sale, at estimated fair value
 (cost:  1995 - $19,225; 1994 - $15,946)                                    23,407               16,777
Mortgage loans on real estate                                              121,892              149,249
Real estate available for sale                                               8,149               12,955
Policy loans on insurance contracts                                      1,018,399              985,213
                                                                  -----------------    -----------------
  Total Investments                                                      5,035,694            5,032,027
                                                                  -----------------    -----------------

CASH AND CASH EQUIVALENTS                                                  115,354              139,087
ACCRUED INVESTMENT INCOME                                                  101,420               95,133
DEFERRED POLICY ACQUISITION COSTS                                          380,391              466,334
FEDERAL INCOME TAXES - DEFERRED                                             14,105               38,919
REINSURANCE RECEIVABLES                                                      1,562                1,832
RECEIVABLES FROM AFFILIATES - NET                                                0                3,113
OTHER ASSETS                                                                46,560               28,656
SEPARATE ACCOUNTS ASSETS                                                 6,623,361            5,798,973
                                                                  -----------------    -----------------

TOTAL ASSETS                                                      $     12,318,447     $     11,604,074
                                                                  =================    =================










See notes to financial statements.                                (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)


LIABILITIES AND STOCKHOLDER'S EQUITY                                 September 30,      December 31,
                                                                         1995                 1994
                                                                  -----------------    -----------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                 $      4,908,117     $      5,148,971
  Claims and claims settlement expenses                                     28,247               26,177
                                                                  -----------------    -----------------
   Total policy liabilities and accruals                                 4,936,364            5,175,148
                                                                  -----------------    -----------------

OTHER POLICYHOLDER FUNDS                                                    12,335               21,221
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                     22,848               24,774
OTHER LIABILITIES                                                           33,790               36,775
FEDERAL INCOME TAXES - CURRENT                                              24,055                2,274
AFFILIATED PAYABLES                                                          7,963                    0
SEPARATE ACCOUNTS LIABILITIES                                            6,614,950            5,784,311
                                                                  -----------------    -----------------
   Total Liabilities                                                    11,652,305           11,044,503
                                                                  -----------------    -----------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                       2,000                2,000
 Additional paid-in capital                                                535,450              535,450
 Retained earnings                                                         125,429               66,005
 Net unrealized investment gain (loss)                                       3,263              (43,884)
                                                                  -----------------    -----------------
  Total Stockholder's Equity                                               666,142              559,571
                                                                  -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $     12,318,447     $     11,604,074
                                                                  =================    =================









See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                         1995                1994
                                                                  -----------------    -----------------
REVENUES:
 Investment revenue:
  Net investment income                                           $        285,266     $        333,167
  Net realized investment gains (losses)                                     2,543              (10,587)
 Policy charge revenue                                                     103,973               83,211
                                                                  -----------------    -----------------
   Total Revenues                                                          391,782              405,791
                                                                  -----------------    -----------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      198,254              243,735
 Market value adjustment expense                                             2,973                6,143
 Policy benefits (net of reinsurance recoveries:  1995 - $5,454;
  1994 - $4,647)                                                            14,953               12,353
 Reinsurance premium ceded                                                  10,363               10,444
 Amortization of deferred policy acquisition costs                          41,501               53,624
 Insurance expenses and taxes                                               32,508               28,056
                                                                  -----------------    -----------------
   Total Benefits and Expenses                                             300,552              354,355
                                                                  -----------------    -----------------

   Earnings Before Federal Income Tax Provision                             91,230               51,436
                                                                  -----------------    -----------------

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                    32,378               20,229
 Deferred                                                                     (572)              (9,227)
                                                                  -----------------    -----------------
   Total Federal Income Tax Provision                                       31,806               11,002
                                                                  -----------------    -----------------

NET EARNINGS                                                      $         59,424     $         40,434
                                                                  =================    =================



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                           Three Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                         1995                1994
                                                                  -----------------    -----------------
REVENUES:
 Investment revenue:
  Net investment income                                           $         93,137     $        102,149
  Net realized investment gains (losses)                                     1,209                 (414)
 Policy charge revenue                                                      34,669               29,370
                                                                  -----------------    -----------------
   Total Revenues                                                          129,015              131,105
                                                                  -----------------    -----------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                       64,009               71,661
 Market value adjustment expense                                             1,757                  631
  Policy benefits (net of reinsurance recoveries:  1995 - $1,458;
  1994 - $1,436)                                                             4,130                4,289
 Reinsurance premium ceded                                                   3,434                3,451
 Amortization of deferred policy acquisition costs                           7,830               17,338
 Insurance expenses and taxes                                               12,253                9,040
                                                                  -----------------    -----------------
   Total Benefits and Expenses                                              93,413              106,410
                                                                  -----------------    -----------------

   Earnings Before Federal Income Tax Provision                             35,602               24,695
                                                                  -----------------    -----------------

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                    11,533                9,212
 Deferred                                                                      811               (7,466)
                                                                  -----------------    -----------------
   Total Federal Income Tax Provision                                       12,344                1,746
                                                                  -----------------    -----------------

NET EARNINGS                                                      $         23,258     $         22,949
                                                                  =================    =================



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                          Net
                                                        Additional                    unrealized         Total
                                        Common          paid-in        Retained       investment     stockholder's
                                         stock          capital        earnings       gain (loss)        equity
                                     -------------      -----------    ------------   -------------  --------------
BALANCE, JANUARY 1, 1994             $      2,000       $  637,590     $    47,860    $       (395)  $     687,055

 Dividend to Parent                             0         (102,140)        (47,860)              0        (150,000)

 Net earnings                                   0                0          66,005               0          66,005

 Net unrealized investment loss                 0                0               0         (43,489)        (43,489)
                                     -------------      -----------    ------------   -------------  --------------
BALANCE, DECEMBER 31, 1994                  2,000          535,450          66,005         (43,884)        559,571

 Net earnings                                   0                0          59,424               0          59,424

 Net unrealized investment gain                 0                0               0          47,147          47,147
                                     -------------      -----------    ------------   -------------  --------------
BALANCE, SEPTEMBER 30, 1995          $      2,000       $  535,450     $   125,429    $      3,263   $     666,142
                                     =============      ===========    ============   =============  ==============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)


                                                                          Nine Months Ended
                                                                             September 30,
                                                                  --------------------------------------
                                                                         1995                1994
                                                                  -----------------    -----------------
OPERATING ACTIVITIES:
 Net earnings                                                     $         59,424     $         40,434
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                        41,501               53,624
   Capitalization of policy acquisition costs                              (38,984)             (90,955)
   Depreciation and amortization                                            (5,382)              (2,985)
   Net realized investment (gains) losses                                   (2,543)              10,587
   Interest credited to policyholders' account balances                    198,254              243,735
   Benefit for deferred Federal income tax                                    (572)              (9,227)
  Cash and cash equivalents provided (used) by changes in
   operating assets and liabilities:
   Accrued investment income                                                (6,287)              18,555
   Claims and claims settlement expenses                                     2,070                5,416
   Federal income taxes - current                                           21,781                 (909)
   Other policyholder funds                                                 (8,886)             (15,355)
   Liability for guaranty fund assessments                                  (1,926)              (2,970)
   Receivable / payable from affiliates - net                               11,076               (2,816)
  Change in policy loans                                                   (33,186)             (44,551)
  Change in investment trading securities                                        0                  873
  Other, net                                                               (21,664)             (29,897)
                                                                  -----------------    -----------------
   Net cash and cash equivalents provided by operating
    activities                                                             214,676              173,559
                                                                  -----------------    -----------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                            486,579              653,327
 Fixed maturity securities matured                                         443,195            1,066,944
 Fixed maturity securities purchased                                      (679,709)            (467,420)
 Equity securities available for sale sold                                   2,622               16,876
 Equity securities available for sale purchased                             (5,363)                   0
 Mortgage loans on real estate - purchased                                  (3,608)                   0
 Mortgage loans on real estate principal payments received                  30,123               31,872
 Real estate available for sale - improvements acquired                       (589)              (1,323)
 Real estate available for sale sold                                         7,435                8,616
 Investment in Separate Accounts                                              (316)             (15,076)
 Recapture of investment in Separate Accounts                                6,559                    0
                                                                  -----------------    -----------------
   Net cash and cash equivalents provided by investing
    activities                                                             286,928            1,293,816
                                                                  -----------------    -----------------

See notes to financial statements                  (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)


                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                         1995                1994
                                                                  -----------------    -----------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                 436,661              771,832
  Withdrawals (includes transfers to Separate Accounts)                   (961,996)          (2,264,628)
                                                                  -----------------    -----------------
   Net cash and cash equivalents used by financing activities             (525,335)          (1,492,796)
                                                                  -----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (23,733)             (25,421)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                         139,087              122,218
                                                                  -----------------    -----------------
 End of period                                                    $        115,354     $         96,797
                                                                  =================    =================

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                            $         10,597     $         10,122
  Intercompany interest                                           $            995     $            311




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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months and nine months ended September 30, 1995 and 1994 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1994 Annual Report on Form 10-K ("1994 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1995 and December 31, 1994, was $383.5 million and $264.4 million, respectively. For the nine months ended September 30, 1995 and 1994, statutory net income was $106.7 million and $15.2 million, respectively.


NOTE 3.  ACCOUNTING CHANGES:

In the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and
Disclosures". SFAS No. 114 establishes accounting standards for creditors to measure the impairment of certain loans. SFAS No. 118 amends SFAS No. 114 to allow creditors to use existing methods for recognizing interest income on an impaired loan, rather than the method originally required by SFAS No. 114. The impact of these pronouncements on the Company's financial statements as of September 30, 1995 was not material.


NOTE 4.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts under SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". The table that follows provides the components of the unrealized gain
(loss) recorded in stockholder's equity for available for sale investments:

                                                               Sept. 30,            Dec. 31,
                                                                 1995                 1994
                                                              -----------           -----------
                                                                       (In Thousands)
 Assets:
  Fixed maturity securities available for sale                $   92,958            $ (146,439)
  Equity securities available for sale                             3,261                   831
  Deferred policy acquisition costs                              (11,206)               72,220
  Federal income taxes - deferred                                 (1,757)               23,629
  Separate Account Assets                                           (190)                 (549)
                                                              -----------           -----------
                                                                  83,066               (50,308)
                                                              -----------           -----------
 Liabilities:
  Policyholders' account balances                                 79,803                (6,424)
                                                              -----------           -----------
 Stockholder's equity:
  Net unrealized investment gain (loss)                       $    3,263            $  (43,884)
                                                              ===========           ===========

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

Changes in revenues and expenses in most cases are similar for the three month and nine month periods. Therefore, the discussion emphasizes the comparison between the nine months of 1995 and 1994, with additional information on the three month periods presented where appropriate.

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

New life insurance premiums and annuity deposits received in the first nine months of 1995 and 1994 were $437 million and $772 million, respectively. Variable annuity deposits received during the first nine months of 1995 decreased $380 million to $255 million as compared to the same period in 1994. However, modified guaranteed annuity sales increased $48 million to $107 million during the first nine months of 1995. The increase in modified guaranteed annuity sales trended higher during the first three months of 1995; however, sales decreased during the next six months as interest rates declined. The decline in total life insurance and annuity deposits received during the first nine months of 1995 as compared to the same period in 1994 is reflective of increased competition by non-affiliated insurers whose products may also be sold through Merrill Lynch & Co.'s retail distribution network.

During the first nine months of 1995, approximately $522 million of fixed deferred annuity liabilities reached the expiration of their interest rate guarantee period. At the expiration of an interest rate guarantee period, the contract owner has an option to either surrender the contract without incurring a surrender charge, or to "renew" with an adjustment of the interest crediting rate to the prevailing rate at the time of renewal. The Company has offered those contract owners electing to surrender the opportunity to exchange their contract for either a variable annuity or market value adjusted annuity contract. The following
table         summarizes the contract owners' selections for  the
first nine months of 1995 and 1994:

                                                        1995                     1994
                                                -------------------    -------------------
                                                 Amount         %       Amount         %
                                                --------      -----    --------      -----
                                                           (Dollars in Millions)
 Renewed with an adjustment to the
  applicable interest crediting rate            $   124         24%    $   262         17%
 Exchanged into either the variable annuity
  product or the market value adjusted
  annuity product offered by the Company            175         34%        735         45%
 Surrendered                                        223         42%        602         38%
                                                --------      -----    --------      -----
 Total                                          $   522        100%    $ 1,599        100%
                                                ========      =====    ========      =====

The rates of renewal, exchange and surrender experienced are consistent with management's expectations.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1995, the Company's assets included $3.3 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1995, approximately $186 million (4.8%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

During the first nine months of 1995, the Company foreclosed on one mortgage loan with a current estimated fair value of $1.3 million. Additionally, during the first nine months of 1995, the Company sold two real estate properties with a combined carrying value of $5 million for a gain of $1 million. The Company continues to carry reserves of $36 million for potential losses from mortgage loans.

Results of Operations

For the nine month periods ended September 30, 1995 and 1994, the Company reported net earnings of $59 million and $40 million, respectively. The Company reported $23 million for each of the three month periods ended September 30, 1995 and 1994.

Net investment income and interest credited to policyholders' account balances for the nine months ended September 30, 1995 as compared to the same period in 1994 have declined by approximately $48 million and $45 million, respectively, resulting in a $3 million reduction in interest spread. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

The Company experienced net realized investment gains (losses) of $3 million and $(11) million for the nine months ended September 30, 1995 and 1994, respectively. During 1994, the Company's trading portfolio experienced $12 million of realized and unrealized losses. The Company ceased utilizing the trading portfolios during the fourth quarter 1994. Additionally, the Company recorded $4 million of valuation allowances on its commercial mortgage loan portfolio during 1994. No commercial mortgage loan valuation allowances have been recorded during 1995. The remaining change in realized investment gains (losses) is primarily attributable to normal sales activity from the available for sale portfolios.

Policy charge revenue increased approximately $21 million during the current nine month period as compared to the same period in 1994. MLIG and Merrill Lynch Asset Management, L.P. ("MLAM") have entered into an agreement pursuant to which MLAM paid to MLIG an administrative services fee in an amount equal to a portion of the annual gross investment advisory fees received by MLAM from Merrill Lynch Series Fund, Inc. ("Series Fund") and Merrill Lynch Variable Series Funds, Inc. ("Variable Series Funds"). The
Company invests in the various mutual fund portfolios of the Series Fund and the Variable Series Funds in connection with the variable life insurance and variable annuities the Company has in-force. During 1995, the Company recorded $9 million of revenue attributable to this agreement and which was allocated to the Company pursuant to it's service agreement with MLIG. The
remaining   increase  in  policy  charge  revenue  is   primarily
attributable to the increase in policyholders' account balances of the variable annuity product.

The market value adjustment expense is attributable to the Company's market value adjusted annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has decreased $3 million during the current nine month period as compared to the same period during 1994 primarily as a result of the interest rate environment during 1995 as compared to 1994. During the first nine months of 1994 interest rates were generally lower than during the first nine months of 1995. The market value adjustment expense generally changes in an inverse relationship with the movement of interest rates. Interest rates were generally lower during the third quarter 1995 as compared to the same period during 1994 resulting in the $1 million increase in the market value adjustment expense between the three month periods.

Policy benefits increased approximately $3 million from $17 million for the first nine months of 1994 to $20 million for the current nine month period. This increase is primarily attributable to an increase in mortality claims during the first nine months of 1995 as compared to the same period during 1994.

Amortization of deferred policy acquisition costs declined $12 million during the current nine month period as compared to the same period during 1994. During the current quarter, the Company reevaluated the expected gross profits on certain of it's life insurance and annuity in-force contracts and determined that life to date amortization required adjustment. As a result, the Company recorded a reduction in amortization of $8 million. In addition, there was a decline in fixed annuity contracts in-force partially offset by the increase in variable annuity contracts in-force.

Insurance expenses and taxes increased $4 million during the current nine month period as compared to the same period in 1994. This increase is primarily attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts.

The Company's effective federal income tax rate increased from 21% during the first nine months of 1994 to 35% for the same period during 1995, principally as a result of recording an adjustment to pre-1994 tax liabilities during the third quarter 1994.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE

                                       -----------------------------------------

                                              Joseph E. Crowne
                                            Senior Vice President and
                                            Chief Financial Officer

Date: November 14, 1995

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule