Form 10-K405
period 1995-12-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1996-03-26
CIK 845091

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1995

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

                             800 Scudders Mill Road
                          Plainsboro, New Jersey 08536
                    ---------------------------------------
                    (Address of Principal Executive Offices)

                                  (609) 282-1429
                -----------------------------------------------
                (Registrant's telephone no. including area code)

   Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X      No
                                              ------      -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                         Common   200,000
                                                               ------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Preliminary Prospectus included in Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, filed March 26, 1996, pursuant to the Securities Act of 1933, File No. 33- 58303 -- incorporated by reference into Parts I and II of this report on Form 10-K; and Exhibits.

    REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

                 The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Post-Effective Amendment No. 1 to the Registrant's registration statement, filed March 26, 1996, pursuant to the Securities Act of 1933, File No. 33-58303 (the "Prospectus"), is incorporated herein by reference.

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

                 On December 20, 1995, the Registrant paid a $26,243,000 ordinary dividend and a $73,757,000 extraordinary dividend to MLIG. On December 23, 1994, the Registrant paid a $37,221,000 ordinary dividend and a $112,779,000 extraordinary dividend to MLIG. The extraordinary dividends were paid pursuant to approval granted by the Arkansas Insurance Commissioner. No other cash dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See Note 6 to the Registrant's financial statements.

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K.

         (a)  Financial Statements and Exhibits.

                 (1) The following financial statements of the Registrant are filed as part of this report:

             a.      Independent Auditors' Report dated February 26, 1996.

             b.      Balance Sheets at December 31, 1995 and 1994.

             c. Statements of Earnings for the Years Ended December 31, 1995, 1994 and 1993.

         d. Statements of Stockholder's Equity for the Years Ended December 31, 1995, 1994 and 1993.

         e. Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993.

         f. Notes to Financial Statements for the Years Ended December 31, 1995, 1994 and 1993.

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

                 4.7 Section 457 Deferred Compensation Plan Certif-icate, ML-AY-376. (Incorporated by reference to

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

                 4.8a        Tax-Sheltered Annuity Endorsement, ML-AY-366 190.
                             (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post- Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

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

                 4.18        Individual Certificate, ML-AY-362/94.
                             (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post- Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-60290.)

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

                 4.24        Qualified Plan Endorsement, ML-AY-448/94.
                             (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post- Effective Amendment No. 3 to the Registrant's registration statement on Form S-1, File No. 33-60290.)

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

                 24.1 Power of attorney of Joseph E. Crowne. (Incor-porated by reference to Exhibit 24(a) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.2        Power of attorney of David M. Dunford.
                             (Incorporated by reference to Exhibit 24(b) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.3 Power of attorney of John C.R. Hele. (Incorporated by reference to Exhibit 24(c) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.4 Power of attorney of Allen N. Jones. (Incorporated by reference to Exhibit 24(d) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.5        Power of attorney of Barry G. Skolnick.
                             (Incorporated by reference to Exhibit 24(e) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.6        Power of attorney of Anthony J. Vespa.
                             (Incorporated by reference to Exhibit 24(f) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.7 Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 26, 1996.)

                 99.1 Preliminary prospectus contained in Post-Effective Amendment No. 1 to Registrant's registration statement, filed March 26, 1996, pursuant to the Securities Act of 1933, File No. 33-58303.

                 (3)         Not applicable.

         (b)  Reports on Form 8-K.

              No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1995.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1995 and 1994  . . . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1995, 1994 and 1993 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended
  December 31, 1995, 1994 and 1993  . . . . . . . . . . . . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1995 and 1994, and the related statements of earnings, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.





/s/ Deloitte & Touche LLP
February 26, 1996

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1994
(Dollars in Thousands)
==============================================================================

ASSETS                                                                            1995           1994
                                                                              ------------   ------------
INVESTMENTS:
 Fixed maturity securities available for sale, at estimated fair value
   (amortized cost: 1995 - $3,648,983; 1994 - $4,014,272)                     $ 3,807,870    $ 3,867,833
 Equity securities available for sale, at estimated fair value
   (cost: 1995 - $19,683; 1994 - $15,946)                                          21,433         16,777
 Mortgage loans on real estate                                                    121,248        149,249
 Real estate held for sale
   (accumulated depreciation:  1995 - $81;  1994 - $515)                            5,874         12,955
 Policy loans on insurance contracts                                            1,039,267        985,213
                                                                              ------------   ------------
          Total Investments                                                     4,995,692      5,032,027


CASH AND CASH EQUIVALENTS                                                          48,924        139,087
ACCRUED INVESTMENT INCOME                                                          91,942         95,133
DEFERRED POLICY ACQUISITION COSTS                                                 372,418        466,334
FEDERAL INCOME TAXES - DEFERRED                                                     2,222         38,919
REINSURANCE RECEIVABLES                                                             1,552          1,832
RECEIVABLES FROM AFFILIATES - NET                                                       0          3,113
OTHER ASSETS                                                                       54,900         28,656
SEPARATE ACCOUNTS ASSETS                                                        6,834,353      5,798,973

                                                                              ------------  -------------
TOTAL ASSETS                                                                  $12,402,003    $11,604,074
                                                                              ============  =============



See notes to financial statements.

==============================================================================

(caption>




LIABILITIES AND STOCKHOLDER'S EQUITY                                             1995            1994
                                                                             --------------  ------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                            $  4,851,718   $ 5,148,971
   Claims and claims settlement expenses                                            29,812        26,177
                                                                              -------------  ------------
          Total policy liabilities and accruals                                  4,881,530     5,175,148
 OTHER POLICYHOLDER FUNDS                                                           13,607        21,221
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                            21,144        24,774
 OTHER LIABILITIES                                                                  53,566        36,775
 FEDERAL INCOME TAXES - CURRENT                                                      7,033         2,274
 AFFILIATED PAYABLES - NET                                                           2,429             0
 SEPARATE ACCOUNTS LIABILITIES                                                   6,825,857     5,784,311
                                                                              -------------  ------------
          Total Liabilities                                                     11,805,166    11,044,503
                                                                              -------------  ------------


STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
   authorized, issued and outstanding                                                2,000         2,000
 Additional paid-in capital                                                        501,455       535,450
 Retained earnings                                                                  76,482        66,005
 Net unrealized investment gain (loss)                                              16,900       (43,884)
                                                                              -------------  ------------
          Total Stockholder's Equity                                               596,837       559,571
                                                                              -------------  ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $12,402,003   $11,604,074
                                                                              =============  ============


MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in Thousands)
===================================================================

                                                                      1995         1994         1993
                                                                  -----------  -----------  ----------
REVENUES:
 Investment revenue:
   Net investment income                                          $  376,166   $  433,536   $  586,461
   Net realized investment gains (losses)                              4,525      (14,543)      63,052
 Policy charge revenue                                               141,722      126,284       95,684
                                                                  -----------  -----------  -----------
        Total Revenues                                               522,413      545,277      745,197
                                                                  -----------  -----------  -----------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                261,760      313,585      454,671
 Market value adjustment expense                                       5,805        6,307       30,816
 Policy benefits (net of reinsurance recoveries: 1995 - $6,482;
   1994 - $6,338; 1993 - $6,004)                                      19,374       16,858       17,030
 Reinsurance premium ceded                                            13,896       13,909       12,665
 Amortization of deferred policy acquisition costs                    58,669       69,662      109,456
 Insurance expenses and taxes                                         44,124       35,073       47,784
                                                                  -----------  -----------  -----------
        Total Benefits and Expenses                                  403,628      455,394      672,422
                                                                  -----------  -----------  -----------
        Earnings Before Federal Income Tax Provision                 118,785       89,883       72,775
                                                                  -----------  -----------  -----------
FEDERAL INCOME TAX PROVISION:
 Current                                                              38,335       22,503       20,112
 Deferred                                                              3,968        1,375        4,803
                                                                  -----------  -----------  -----------
        Total Federal Income Tax Provision                            42,303       23,878       24,915
                                                                  -----------  -----------  -----------

NET EARNINGS                                                      $   76,482   $   66,005   $   47,860
                                                                  ===========  ===========  ===========








See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Dollars in Thousands)
===========================================================================

                                                                                  Net
                                                  Additional                   unrealized          Total
                                       Common      paid-in       Retained      investment      stockholder's
                                       stock       capital       earnings      gain (loss)        equity
                                    ----------  ------------  ------------  --------------  -----------------
BALANCE, JANUARY 1, 1993            $   2,000   $   654,717   $   102,873   $       2,884   $        762,474

 Dividend to Parent                                 (17,127)     (102,873)                          (120,000)
 Net earnings                                                      47,860                             47,860
 Net unrealized investment loss                                                    (3,279)            (3,279)
                                    ----------  ------------  ------------  ---------------  ----------------
BALANCE, DECEMBER 31, 1993              2,000       637,590        47,860            (395)           687,055

 Dividend to Parent                                (102,140)      (47,860)                          (150,000)
 Net earnings                                                      66,005                             66,005
 Net unrealized investment loss                                                   (43,489)           (43,489)
                                    ----------  ------------  ------------  ---------------  ----------------
BALANCE, DECEMBER 31, 1994              2,000       535,450        66,005         (43,884)           559,571

 Dividend to Parent                                 (33,995)      (66,005)                          (100,000)
 Net earnings                                                      76,482                             76,482
 Net unrealized investment gain                                                    60,784             60,784
                                    ----------  ------------  ------------  --------------  -----------------
BALANCE, DECEMBER 31, 1995          $   2,000   $   501,455   $    76,482   $      16,900   $        596,837
                                    ==========  ============  ============  ==============  =================














See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1994
(Dollars in Thousands)
=========================================================================

                                                                            1995           1994           1993
                                                                       -------------   ------------   ------------
OPERATING ACTIVITIES
 Net earnings                                                          $     76,482    $    66,005    $    47,860
   Adjustments to reconcile net earnings to net
     cash and cash equivalents provided (used)
     by operating activities:
     Amortization of deferred policy acquisition
      costs                                                                  58,669         69,662        109,456
     Capitalization of policy acquisition costs                             (54,014)      (108,829)       (91,189)
     Depreciation, (accretion) and amortization of investments               (6,763)        (4,516)         1,142
     Net realized investment (gains) losses                                  (4,525)        14,543        (63,052)
     Interest credited to policyholders' account balances                   261,760        313,585        454,671
     Provision for deferred Federal income tax                                3,968          1,375          4,803
     Cash and cash equivalents provided (used) by
      changes in operating assets and liabilities:
      Accrued investment income                                               3,191         25,204         18,460
      Receivables from affiliates - net                                       5,542         (2,324)        (3,427)
      Claims and claims settlement expenses                                   3,635          5,882         12,730
      Federal income taxes - current                                          4,759         (7,848)       (19,888)
      Other policyholder funds                                               (7,614)        (7,547)        14,131
      Liability for guaranty fund assessments                                (3,630)        (3,309)           979
     Policy loans                                                           (54,054)       (60,634)       (90,118)
     Investment trading securities                                                0         11,352        (145,972)
     Other, net                                                              (9,296)       (39,206)         49,424
      Net cash and cash equivalents provided                           -------------   ------------   -------------
        by operating activities                                             278,110        273,395         300,010
                                                                       -------------   ------------   -------------



                                                           (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
(Concluded) (Dollars In Thousands)
========================================================================

                                                                            1995           1994           1993
                                                                       -------------   ------------   -------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                             618,101        845,227         571,337
 Fixed maturity securities matured                                          570,923      1,323,705       2,776,992
 Fixed maturity securities purchased                                       (814,535)      (676,976)     (1,866,857)
 Equity securities available for sale sold                                   15,723         18,868           6,451
 Equity securities available for sale purchased                             (17,984)        (1,998)         (8,983)
 Mortgage loans on real estate principal payments received                   30,767         32,341          35,561
 Mortgage loans on real estate acquired                                      (3,608)             0            (674)
 Real estate held for sale sold                                               9,710         25,346           7,408
 Real estate held for sale - improvements acquired                             (683)        (1,060)              0
 Recapture of investment in Separate Accounts                                 6,559              0          29,389
 Investment in Separate Accounts                                               (377)       (15,212)        (20,000)
                                                                       -------------   ------------   -------------
      Net cash and cash equivalents provided
        by investing activities                                             414,596      1,550,241       1,530,624
                                                                       -------------   ------------   -------------

FINANCING ACTIVITIES:
 Dividends paid to parent                                                  (100,000)      (150,000)       (120,000)
 Policyholders' account balances:
   Deposits                                                                 567,430        966,861         814,314
   Withdrawals (net of transfers to/from Separate Accounts)              (1,250,299)    (2,623,628)     (2,574,854)
                                                                       -------------   ------------   -------------
      Net cash and cash equivalents used
        by financing activities                                            (782,869)    (1,806,767)     (1,880,540)
                                                                       -------------   ------------   -------------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                           (90,163)        16,869         (49,906)

CASH AND CASH EQUIVALENTS
 Beginning of year                                                          139,087        122,218         172,124
                                                                       -------------   ------------   -------------
 End of year                                                           $     48,924    $   139,087    $    122,218
                                                                       =============   ============   =============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
   Federal income taxes                                                $     33,576    $    30,351    $     40,000
   Intercompany interest                                                      1,310            679             737





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

 The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are immediate annuities, market value adjusted annuities, variable life insurance and variable annuities. The Company is currently licensed to sell insurance in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch & Co.

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles for stock life insurance companies. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Revenue Recognition: Revenues for the Company's interest sensitive life, interest sensitive annuity, variable life and variable annuity products consist of policy charges for the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest crediting rates for the Company's fixed rate products are as follows:

 Interest sensitive life products        4.00% - 6.90%
 Interest sensitive deferred annuities   3.08% - 8.77%
 Immediate annuities                     4.00% -10.00%

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

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the
 Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $567 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1995, the Company had life insurance in-force which was ceded to other life insurance companies of $2,302,776.

 Deferred Policy Acquisition Costs: Policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of deferred policy acquisition costs.

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

 Included  in  deferred policy acquisition costs are those  costs related to the acquisition by assumption reinsurance of insurance contracts from unaffiliated insurers. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

 The Company has entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-year period using an effective interest rate of 9.01%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions will be capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                                  1995             1994            1993
                               ----------       ----------       ----------
 Beginning balance             $ 133,388        $ 139,647        $ 150,450
 Capitalized amounts              13,708           12,517            6,987
 Interest accrued                 11,620           12,582           13,136
 Amortization                    (33,883)         (31,358)         (30,926)
                               ----------       ----------       ----------
 Ending balance                $ 124,833        $ 133,388        $ 139,647
                               ==========       ==========       ==========

 The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                    1996       $14,917
                    1997        11,418
                    1998         7,639
                    1999         6,676
                    2000         6,028

 Investments: In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company classifies its investments in fixed maturity securities and equity securities as available for sale securities. These securities may be sold for the Company's general liquidity needs, asset/liability management strategy, credit dispositions and investment opportunities. These securities are carried at estimated fair value with unrealized gains and losses included in stockholder's equity. If a decline in value of a security is determined by management to be other than temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded in the net realized investment gains (losses) caption of the statement of earnings.

 During 1993 and 1994, the Company utilized the trading securities classification available under SFAS No. 115. Trading securities represented securities that were managed with an investment objective to maximize total return subject to the Company's quality guidelines. These securities were carried at estimated fair value with unrealized gains and losses included in the statement of earnings. All securities that were classified as trading securities on November 1, 1994 were transferred to the available for sale classification at their respective estimated fair values on that date. The difference between the market value at November 1, 1994 and par value will be amortized into income based on the Company's premium amortization and discount accrual policies.

 For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of identified cost.

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

 During 1994, the Company adopted SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments" ("SFAS No. 119"). SFAS No. 119 requires increased disclosures regarding derivative financial instruments. SFAS No. 119 defines derivative financial instruments as futures, forward, swap and option contracts or other financial instruments with similar characteristics. As of December 31, 1995 and 1994, the Company holds only interest rate swap contracts.

 The Company has outstanding certain interest rate swap contracts which are carried at estimated fair value and recorded as a component of fixed maturity securities available for sale. Interest income, realized gains and losses and unrealized gains and losses are recorded on the same basis as fixed maturity securities available for sale.

 Mortgage loans on real estate are stated at unpaid principal balances net of valuation allowances. Such valuation allowances are based on the decline in value expected to be realized on those mortgage loans which may not be collectible in full. In establishing valuation allowances management considers, among other things, the estimated fair value of the underlying collateral.

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

 During 1995 the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114") and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" which was an amendment to SFAS No. 114. SFAS No. 114, as amended, requires that for impaired loans, the impairment shall be measured based on the present  value of expected future cash flows discounted  at  the loan's effective interest rate or the fair value of the collateral. Impairments of mortgage loans on real estate are established as valuation allowances and recorded to net realized investment gains or losses. There was no impact on either financial position or earnings as a result of adopting SFAS No. 114, as amended.

 The Company has previously made commercial mortgage loans collateralized by real estate and direct investments in commercial real estate. The return on and the ultimate recovery of these loans and investments are generally dependent on the successful operation, sale or refinancing of the real estate. The Company employs a system to monitor the effects of current and expected real estate market conditions and other factors when assessing the collectability of mortgage loans and the recoverability of the Company's real estate investments. When, in management's judgment, these assets are impaired, appropriate losses are recorded. Such estimates necessarily include assumptions, which may include anticipated improvements in selected market conditions for real estate, which may or may not occur. The more significant assumptions management considers involve estimates of the following: lease absorption and sales rate; real estate values and rates of return; operating expenses; required capital improvements; inflation; and sufficiency of any collateral independent of the real estate. Management believes that the carrying value approximates the fair value of these investments.

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

 Federal Income Taxes: The results of operations of the Company are included in the consolidated Federal income tax return of Merrill Lynch & Co. The Company has entered into a tax-sharing agreement with Merrill Lynch & Co. whereby the Company will calculate its current tax provision based on its operations. Under the agreement, the Company periodically remits to Merrill Lynch & Co. its current Federal tax liability.

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

 Assets and liabilities of the Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of policyholders, are shown as separate captions in the balance sheets.

 Statements of Cash Flows: For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 Reclassifications:  To facilitate comparisons with  the  current
 year,   certain   amounts   in  the  prior   years   have   been
 reclassified.

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 The carrying value of financial instruments which approximates the estimated fair value of these financial instruments as of December 31 were:

                                                                  1995                 1994
                                                              ------------        ------------
  Assets:
   Fixed maturity securities available for sale:
    Securities (1)                                            $ 3,807,310         $ 3,866,886
    Interest rate swaps (2)                                           560                 947
                                                              ------------        ------------
      Total fixed maturity securities available for sale        3,807,870           3,867,833
                                                              ------------        ------------
   Equity securities available for sale (1)                        21,433              16,777
   Mortgage loans on real estate (3)                              121,248             149,249
   Policy loans on insurance contracts (4)                      1,039,267             985,213
   Cash and cash equivalents (5)                                   48,924             139,087
   Separate Accounts assets (6)                                 6,834,353           5,798,973
                                                              ------------        ------------
  Total financial instruments recorded as assets              $11,873,095         $10,957,132
                                                              ============        ============


 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow approach, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1995 and 1994, securities without a readily ascertainable market value, having an amortized cost of $425,469 and $564,665, had an estimated fair value of $448,785 and $564,682, respectively.

 (2) Estimated fair values for the Company's interest rate swaps are based on a discounted cash flow approach.

 (3)  The  estimated fair value of mortgage loans on real  estate
      approximates  the  carrying  value.  See  Note  1   for   a
      discussion of the Company's valuation process.

 (4) The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

 (5) The estimated fair value of cash and cash equivalents approximates the carrying value.

 (6) Assets held in the Separate Accounts are carried at quoted market values.

NOTE 3.   INVESTMENTS

 The amortized cost (cost for equity securities) and estimated fair value of investments in fixed maturity securities and equity securities as of December 31 were:

                                                                               1995
                                                                               ----
                                                                       Gross          Gross        Estimated
                                                      Amortized       Unrealized     Unrealized       Fair
                                                        Cost            Gains          Losses         Value
                                                     ------------    ------------   ------------   ------------
  Fixed maturity securities available for sale:
   Corporate debt                                    $ 2,917,628     $   138,159    $     7,526    $ 3,048,261
   Mortgage-backed securities                            625,866          22,098            717        647,247
   U.S. Government and agencies                           99,213           6,286              0        105,499
   Municipals                                              4,277             532              0          4,809
   Foreign governments                                     1,999              55              0          2,054
                                                     ------------    ------------   ------------   ------------
      Total fixed maturity securities
        available for sale                           $ 3,648,983     $   167,130    $     8,243    $ 3,807,870
                                                     ============    ============   ============   ============

  Equity securities available for sale:
   Common stocks                                     $     2,746     $       498    $        63    $     3,181
   Non-redeemable preferred stocks                        16,937           1,428            113         18,252
                                                     ------------    ------------   ------------   ------------
      Total equity securities available for sale     $    19,683     $     1,926    $       176    $    21,433
                                                     ============    ============   ============   ============

                                                                               1994
                                                                               ----
                                                                       Gross          Gross        Estimated
                                                      Amortized       Unrealized     Unrealized       Fair
                                                        Cost            Gains          Losses         Value
                                                     ------------    ------------   ------------   ------------
  Fixed maturity securities available for sale:
   Corporate debt                                    $ 2,968,683     $    20,386    $   139,915    $ 2,849,154
   Mortgage-backed securities                            897,290           5,764         29,243        873,811
   U.S. Government and agencies                          139,513           1,059          4,392        136,180
   Municipals                                              4,588             115              0          4,703
   Foreign governments                                     4,198               0            213          3,985
                                                     ------------    ------------   ------------   ------------
      Total fixed maturity securities
        available for sale                           $ 4,014,272     $    27,324    $   173,763    $ 3,867,833
                                                     ============    ============   ============   ============
   Equity securities available for sale:
   Common stocks                                     $     8,489     $       641    $       632    $     8,498
   Non-redeemable preferred stocks                         7,457           1,092            270          8,279
                                                     ------------    ------------   ------------   ------------
      Total equity securities available for sale     $    15,946     $     1,733    $       902    $    16,777
                                                     ============    ============   ============   ============

 The  amortized  cost and estimated fair value of fixed  maturity
 securities   available  for  sale  at  December  31,   1995   by
 contractual maturity were:

                                                                            Estimated
                                                          Amortized           Fair
                                                            Cost              Value
                                                         ------------     ------------
  Fixed maturity securities available for sale:
   Due in one year or less                               $   288,438      $   290,754
   Due after one year through five years                   1,678,038        1,741,211
   Due after five years through ten years                    904,067          964,956
   Due after ten years                                       152,574          163,702
                                                         ------------     ------------
                                                           3,023,117        3,160,623
   Mortgage-backed securities                                625,866          647,247
    Total fixed maturity securities                      ------------     ------------
      available for sale                                 $ 3,648,983      $ 3,807,870
                                                         ============     ============

 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The amortized cost and estimated fair value of fixed maturity securities available for sale at December 31, 1995 by rating agency equivalent were:

                                                                      Estimated
                                                    Amortized           Fair
                                                      Cost              Value
                                                   ------------      ------------
  AAA                                              $   848,951       $   881,712
  AA                                                   243,349           253,214
  A                                                  1,059,367         1,105,910
  BBB                                                1,292,081         1,356,964
  Non-investment grade                                 205,235           210,070
    Total fixed maturity securities                ------------      ------------
      available for sale                           $ 3,648,983       $ 3,807,870
                                                   ============      ============

 The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with adjustments required by SFAS No. 115. The Company adjusts those assets and liabilities that would have been adjusted had the unrealized investment gains or losses from securities classified as available for sale actually been realized with corresponding credits or charges reported directly to stockholder's equity. The following reconciles the net unrealized investment gain (loss) as of December 31:

                                                     1995        1994
                                                  ----------  -----------
  Assets:
   Fixed maturity securities available for sale   $ 158,887   $ (146,439)
   Equity securities available for sale               1,750          831
   Deferred policy acquisition costs                (17,041)      72,220
   Federal income taxes - deferred                   (9,100)      23,629
   Separate Account assets                             (164)        (549)
                                                  ----------  -----------
                                                    134,332      (50,308)
                                                  ----------  -----------
  Liabilities:
   Policyholders' account balances                  117,432       (6,424)
                                                  ----------  -----------

  Stockholder's equity:
   Net unrealized investment gain (loss)          $  16,900   $  (43,884)
                                                  ==========  ===========

 The Company has entered into interest rate swap contracts for the purpose of minimizing exposure to fluctuations in interest rates of specific assets held. The notional amount of such swaps outstanding at December 31, 1995 and 1994 was $30,000. The Company has outstanding at December 31, 1995, three interest rate swap contracts for which the Company pays the six month LIBOR interest rate and receives a weighted average 9.8%. The outstanding interest rate swap contracts at December 31, 1995 will expire at various times during 1996. The average unexpired term at December 31, 1995 and 1994 was .25 years and
 1.2 years, respectively. All three interest rate swap contracts were with investment grade counterparties at December 31, 1995.

 There are no outstanding interest rate swaps in a loss position at December 31, 1995 and 1994. During 1995, 1994 and 1993, a
 net investment gain of $0, $470 and $0, respectively, was recorded in connection with interest rate swap activity.

 During 1995, 1994 and 1993, the Company did not enter into either matched or unmatched interest rate swap arrangements and did not act as an intermediary or broker in interest rate swaps.

 Proceeds and gross realized investment gains and losses from the sale of fixed maturity securities available for sale and held to maturity for the years ended December 31 were:

                                           1995         1994      1993
                                         ----------   ---------- -----------
  Proceeds                               $ 618,101    $ 845,227   $ 571,337
  Gross realized investment gains           11,694        8,398      71,599
  Gross realized investment losses           9,786        9,823       4,126

 During 1994, the Company ceased utilizing the trading securities classification. At the date of this action, the securities classified as trading were transferred to the available for sale portfolio at their estimated fair value. The estimated fair value of fixed maturity securities and equity securities transferred at the date of transfer was $134,984 and $6,989, respectively. At the date of transfer, amortized cost exceeded estimated fair value by $2,995. During 1994 and 1993, $(7,285) and $4,291, respectively, of unrealized holding gains (losses) from investment trading securities were recorded in net realized investment gains (losses).

 The  Company  had investment securities of $28,166  and  $26,651
 held  on  deposit  with  insurance  regulatory  authorities   at
 December 31, 1995 and 1994, respectively.

 At  December 31, 1995 and 1994, the Company retained $8,496  and
 $14,662  in  the Separate Accounts, including unrealized  losses
 of   $164  and  $549,  respectively.   The  investments  in  the

 Separate  Accounts  are  for the purpose of  providing  original
 funding   of   certain  mutual  fund  portfolios  available   as
 investment options to variable life and annuity policyholders.

 The Company's investment in mortgage loans on real estate are principally collateralized by commercial real estate. The largest concentrations of commercial real estate mortgage loans at December 31, 1995, as measured by the outstanding principal balance, are for properties located in California ($36,476 or 23%), Illinois ($28,299 or 18%) and Rhode Island ($19,404 or 12%).

 The  carrying  value  and  established valuation  allowances  of impaired  mortgage loans on real estate as of December 31,  1995 and 1994 are:

                                   1995               1994
                                 ---------          ---------
  Carrying value                 $ 88,068           $ 71,973
  Valuation allowance              35,881             40,070

 Additional  information on impaired loans for  the  years  ended
 December 31 follows:

                                                  1995        1994       1993
                                                ---------   ---------  ---------
  Average investment in impaired loans          $123,949    $112,043   $109,876
  Interest income recognized (cash-basis)          5,482       6,542      7,387

 For  the  years ended December 31, 1995, 1994 and 1993,  $1,300,
 $4,652 and 29,555, respectively, of real estate was acquired in satisfaction of debt.

 Net investment income arose from the following sources for the years ended December 31:

                                                       1995        1994        1993
                                                    ----------  ----------  ----------
  Fixed maturity securities                         $ 305,648   $ 368,023   $ 511,655
  Equity securities                                     1,329       2,408       4,143
  Mortgage loans on real estate                        12,250      15,014      20,342
  Real estate held for sale                               153         406          32
  Policy loans on insurance contracts                  53,576      50,232      46,129
  Cash equivalents                                      8,463       5,936       3,480
  Other                                                 1,753        (447)      7,655
                                                    __________  __________  __________
  Gross investment income                             383,172     441,572     593,436
  Less investment expenses                             (7,006)     (8,036)     (6,975)
                                                    __________  __________  __________
  Net investment income                             $ 376,166   $ 433,536   $ 586,461
                                                    ==========  ==========  ==========

Net realized investment gains (losses), including changes in valuation allowances for the years ended December 31:

                                                           1995      1994        1993
                                                        --------   ----------  ----------
  Fixed maturity securities available for sale          $ 1,908    $  (1,425)   $ 67,473
  Fixed maturity securities held for trading                  0      (11,889)      5,562
  Equity securities available for sale                    1,475        1,490          22
  Equity securities held for trading                          0         (580)      2,587
  Investment in Separate Account                           (369)           0       1,422
  Mortgage loans on real estate                             334       (4,967)     (9,310)
  Real estate held for sale                               1,177        2,828      (4,733)
  Other                                                       0            0          29
                                                        --------    ----------   ---------
  Net realized investment gains (losses)                $ 4,525     $ (14,543)   $ 63,052
                                                        ========    ==========   =========

 The following is a reconciliation of the change in valuation allowances which have been deducted in arriving at investment carrying values, as presented in the balance sheet, and changes thereto of the following classifications of investments for the years ended December 31:

                                     Balance at     Additions                Balance at
                                     Beginning      Charged to    Write -        End
                                      of Year       Operations     Downs       of Year
                                     ----------     ----------    --------   -----------
  Mortgage loans on real estate:
       1995                          $  40,070      $      0      $  4,189    $ 35,881
       1994                             45,924         4,966        10,820      40,070
       1993                             55,610         9,310        18,996      45,924

  Real estate held for sale:
       1995                              5,766             0         3,566       2,200
       1994                              7,628             0         1,862       5,766
       1993                              4,300         3,328             0       7,628

 The  Company  held investments at December 31,  1995  of  $8,609 which have been non-income producing for the preceding twelve months.

 During  1994, the Company committed to participate in a  limited
 partnership  that  invests  in leveraged  transactions.   As  of
 December  31, 1995, $920 has been advanced towards the Company's
 $10,000 commitment to the limited partnership.

NOTE 4.   FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on income before income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                          1995       1994       1993
                                                       ---------   ---------  ---------
  Provision for income taxes computed at Federal
    statutory rate                                     $ 41,575    $ 31,459   $ 25,471

  Increase (decrease) in income taxes resulting from:
    Release of policyholders' surplus                     1,991           0          0
    Tax deductible interest                                (718)          0          0
    Federal tax rate increase                                 0           0       (631)
    Dividend received deduction                            (532)     (7,363)       (28)
    Other                                                   (13)       (218)       103
                                                       ---------   ---------  ---------
  Federal income tax provision                         $ 42,303    $ 23,878   $ 24,915
                                                       =========   =========  =========

 The Federal statutory rate for each of the three years in the period ended December 31, 1995 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences which arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                            1995        1994       1993
                                                         ---------   ----------  ---------
  Deferred policy acquisition costs                      $ (2,179)   $   6,416   $ (9,030)
  Policyholders' account balances                              66        5,322      6,433
  Estimated liability for guaranty fund assessments           249        (153)     (1,066)
  Investment adjustments                                    5,563        3,276      7,941
  Other                                                       269      (13,486)       525
  Deferred Federal income tax                            ---------   ----------  ---------
   provision                                             $  3,968    $   1,375   $  4,803
                                                         =========   ==========  =========

Deferred tax assets and liabilities as of December 31, are determined as follows:

                                                                1995            1994
                                                              ---------      ---------
  Deferred tax assets:
   Policyholders' account balances                            $  94,087      $  94,153
   Net unrealized investment losses                                   0         23,629
   Investment adjustments                                        10,793         16,356
   Estimated liability for guaranty fund assessments              7,331          7,580
                                                              ----------     ----------
      Total deferred tax assets                                 112,211        141,718
                                                              ----------     ----------
  Deferred tax liabilities:
   Deferred policy acquisition costs                             96,862         99,041
   Net unrealized investment gains                                9,100              0
   Other                                                          4,027          3,758
                                                              ----------     ----------
      Total deferred tax liabilities                            109,989        102,799
                                                              ----------     ----------
      Net deferred tax asset                                  $   2,222      $  38,919
                                                              ==========     ==========

 The Company anticipates that all deferred tax assets will be realized, therefore no valuation allowance has been provided.

NOTE 5.   RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $43,039, $44,176 and $55,843 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $1,310, $679 and $737 for 1995, 1994 and 1993, respectively.

 The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $2,635, $2,732 and $2,800 for 1995, 1994 and 1993, respectively.

 MLAM and MLIG have entered into an agreement with respect to administrative services for the Merrill Lynch Series Fund, Inc. ("Series Fund") and Merrill Lynch Variable Series Funds, Inc. ("Variable Series Funds"). The Company invests in the various mutual fund portfolios of the Series Fund and the Variable
 Series Funds in connection with the variable life and variable annuities the Company has in-force. Under this agreement, MLAM pays compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Series Fund and the Variable Series Funds to MLAM. The Company received from MLIG it's allocable share of such compensation in the amount of $13,293 and $12,600 during 1995 and 1994, respectively.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $43,984, $84,231 and $67,102 for 1995, 1994 and 1993, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

 The Company has entered into certain interest rate swap contracts with Merrill Lynch Capital Services, Inc. ("MLCS") with a guarantee from Merrill Lynch & Co. As of December 31, 1995 and 1994, the notional amount of such interest rate swap contracts outstanding was $10,000. During 1994, the Company and MLCS terminated certain interest rate swap contracts resulting in the Company paying a net consideration of $2,043. Net interest received from these interest rate swap contracts was $256, $782, and $6,876 for 1995, 1994 and 1993, respectively
 (See Note 3).


NOTE 6.   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 During  1995,  1994,  and  1993 the Company  paid  dividends  of
 $100,000,  $150,000,  and $120,000, respectively,  to  MLIG.  Of these stockholder's dividends, $73,757, $112,779, and $75,012, respectively, were extraordinary dividends as defined by
 Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance Commissioner.

 At December 31, 1995 and 1994, approximately $30,195 and $26,243, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 1995 and 1994, was $303,950 and $264,432,
 respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principles utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes and valuing securities on a different basis. The

 Company's statutory net income for 1995, 1994 and 1993 was $121,451, $42,382 and $45,604, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. As of December 31, 1995 and 1994, based on the RBC formula, the Company's total adjusted capital level was 395% and 270%, respectively, of the minimum amount of capital required to avoid regulatory action.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

 State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). During 1991, and to a lesser extent 1992, there were certain highly publicized life insurance insolvencies. The Company has utilized public information to estimate what future assessments it will incur as a result of these insolvencies. At December 31, 1995 and 1994, the Company has established an estimated liability for future guaranty fund assessments of $21,144 and $24,774, respectively. The Company regularly monitors public information regarding insurer insolvencies and will adjust its estimated liability when appropriate.

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

                                  Merrill Lynch Life Insurance Company
                                  ------------------------------------
                                  (Registrant)

                                       /s/ Joseph E. Crowne, Jr.
Date: March 26, 1996              By:
                                      --------------------------------
                                      Joseph E. Crowne, Jr.
                                      Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                            Title                                   Date
---------                            -----                                   ----
        *
---------------------------          Chairman of the Board, President        March 26, 1996
Anthony J. Vespa                     and Chief Executive Officer             --------------


/s/ JOSEPH E. CROWNE, JR.
---------------------------          Director, Senior Vice President,        March 26, 1996
Joseph E. Crowne, Jr.                Chief Financial Officer, Chief          --------------
                                     Actuary and Treasurer
/s/ BARRY G. SKOLNICK
---------------------------          Director, Senior Vice President         March 26, 1996
Barry G. Skolnick                    and General Counsel*                    --------------

        *
---------------------------          Director and Senior Vice                March 26, 1996
David M. Dunford                     President                               --------------

        *
---------------------------          Director and Senior Vice                March 26, 1996
Gail R. Farkas                       President                               --------------

        *
---------------------------          Director and Senior Vice                March 26, 1996
John C.R. Hele                       President                               --------------


*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

      No annual report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holder.

                                 EXHIBIT INDEX

Exhibit No.    Description                                                    Location
-----------    -----------                                                    --------
2.1            Merrill Lynch Life Insurance Company Board of Directors        Incorporated by reference to Exhibit 2.1, filed
               Resolution in Connection with the Merger between Merrill       September 5, 1991, as part of Post-Effective
               Lynch Life Insurance Company and Tandem Insurance Group,       Amendment No. 4 to the Registrant's
               Inc.                                                           registration statement on  Form S-1, File No.
                                                                              33-26322.

2.2            Plan and Agreement of Merger between Merrill Lynch Life        Incorporated by reference to Exhibit 2.1a,
               Insurance Company and Tandem Insurance Group, Inc.             filed September 5, 1991, as part of
                                                                              Post-Effective Amendment No. 4 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322.

3.1            Articles of Incorporation of Merrill Lynch Life                Incorporated by reference to Exhibit 3.1 to the
               Insurance Company.                                             Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

3.2            By-Laws of Merrill Lynch Life Insurance Company.               Incorporated by reference to Exhibit 3.2 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

3.3            Articles of Amendment, Restatement and Redomestication         Incorporated by reference to Exhibit 3(c) to
               of the Articles of Incorporation of Merrill Lynch Life         the Registrant's registration statement on Form
               Insurance Company.                                             S-1, File No. 33-46827, filed March 30, 1992.

3.4            Amended and Restated By-Laws of Merrill Lynch Life             Incorporated by reference to Exhibit 3(d) to
               Insurance Company.                                             the Registrant's registration statement on Form
                                                                              S-1, File No. 33-46827, filed March 30, 1992.



4.1            Group Modified Guaranteed Annuity Contract, ML-AY-361.         Incorporated by reference to Exhibit 4.1, filed
                                                                              February 23, 1989, as part of Pre-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

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

4.3            Individual Tax-Sheltered Annuity                               Incorporated by reference to Exhibit 4.3, filed
               Certificate, ML-AY-372.                                        February 23, 1989, as part of Pre-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.


4.3a           Individual Tax-Sheltered Annuity Certificate, ML-AY-372        Incorporated by reference to Exhibit 4.3a,
               KS.                                                            filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.4            Qualified Retirement Plan Certificate, ML-AY-373.              Incorporated by reference to Exhibit 4.4 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.4a           Qualified Retirement Plan Certificate, ML-AY-373 KS.           Incorporated by reference to Exhibit 4.4a,
                                                                              filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.5            Individual Retirement Annuity Certificate, ML-AY-374.          Incorporated by reference to Exhibit 4.5 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.5a           Individual Retirement Annuity Certificate, ML-AY-374           Incorporated by reference to Exhibit 4.5a,
               KS.                                                            filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.5b           Individual Retirement Annuity Certificate, ML-AY-375           Incorporated by reference to Exhibit 4.5b,
               KS.                                                            filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.


4.5c           Individual Retirement Annuity Certificate, ML-AY-379.          Incorporated by reference to Exhibit 4.5c,
                                                                              filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.6            Individual Retirement Account Certificate, ML-AY-375.          Incorporated by reference to Exhibit 4.6, filed
                                                                              February 23, 1989, as part of Pre-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.6a           Individual Retirement Account Certificate, ML-AY-380.          Incorporated by reference to Exhibit 4.6a,
                                                                              filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.7            Section 457 Deferred Compensation Plan Certificate,            Incorporated by reference to Exhibit 4.7 to the
               ML-AY-376.                                                     Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.7a           Section 457 Deferred Compensation Plan Certificate,            Incorporated by reference to Exhibit 4.7a,
               ML-AY-376 KS.                                                  filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.8            Tax-Sheltered Annuity Endorsement, ML-AY-366.                  Incorporated by reference to Exhibit 4.8 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.


4.8a           Tax-Sheltered Annuity Endorsement, ML-AY-366 190.              Incorporated by reference to Exhibit 4.8a,
                                                                              filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.9            Qualified Retirement Plan Endorsement, ML-AY-364.              Incorporated by reference to Exhibit 4.9 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.10           Individual Retirement Annuity Endorsement, ML-AY-368.          Incorporated by reference to Exhibit 4.10 to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.10a          Individual Retirement Annuity Endorsement, ML-AY-368           Incorporated by reference to Exhibit 4.10a,
               190.                                                           filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.10b          Individual Retirement Annuity Endorsement, ML-009.             Incorporated by reference to Exhibit 4(j)(3) to
                                                                              Post-Effective Amendment No. 1 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-60290, filed March 31, 1994.

4.11           Individual Retirement Account Endorsement, ML-AY-365.          Incorporated by reference to Exhibit 4.11 to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.


4.11a          Individual Retirement Account Endorsement, ML-AY-365           Incorporated by reference to Exhibit 4.11a,
               190.                                                           filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.12           Section 457 Deferred Compensation Plan Endorsement,            Incorporated by reference to Exhibit 4.12 to
               ML-AY-367.                                                     the Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.12a          Section 457 Deferred Compensation Plan Endorsement,            Incorporated by reference to Exhibit 4.12a,
               ML-AY-367 190.                                                 filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.13           Qualified Plan Endorsement, ML-AY-369.                         Incorporated by reference to Exhibit 4.13 to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.13a          Qualified Plan Endorse ment, ML-AY-448.                        Incorporated by reference to Exhibit 4.13a,
                                                                              filed March 9, 1990, as part of Post-Effective
                                                                              Amendment No. 1 to the Registrant's
                                                                              registration statement on Form S-1, File No.
                                                                              33-26322.

4.14           Application for Group Modified Guaranteed Annuity              Incorporated by reference to Exhibit 4.14 to
               Contract.                                                      the Registrant's registration statement on Form
                                                                              S-1, File No. 33-26322, filed January 3, 1989.

4.15           Annuity Application for                                        Incorporated by reference


               Individual Certificate Under                                   to Exhibit 4.15 to the Registrant's
               Modified Guaranteed Annuity Contract.                          registration statement on Form S-1, File No.
                                                                              33-26322, filed January 3, 1989.

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

4.19           Individual Tax-Sheltered Annuity Certificate.                  Incorporated by reference to Exhibit 4.(c)(3),
                                                                              filed December 7, 1994, as part of
                                                                              Post-Effective Amendment No. 3 to the
                                                                              Registrant's registration statement on Form
                                                                              S-1, File No. 33-60290.

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

4.23           Section 457 Deferred Compensation Plan Certificate.            Incorporated by reference to Exhibit 4.(g)(3),
                                                                              filed December 7, 1994, as part of
                                                                              Post-Effective Amendment No. 3 to the
                                                                              Registrant's registration statement on Form S-1,
                                                                              File No. 33-60290.

4.24           Qualified Plan Endorsement.                                    Incorporated by reference to Exhibit 4.(m)(3),
                                                                              filed December 7, 1994, as part of
                                                                              Post-Effective Amendment No. 3 to the
                                                                              Registrant's registration statement on Form S-1,
                                                                              File No. 33-60290.

10.1           Management Services Agreement between Family Life              Incorporated by reference to Exhibit 10.1 to the
               Insurance Company and Merrill Lynch Life Insurance             Registrant's registration statement on Form S-1,
               Company.                                                       File No. 33-26322, filed January 3, 1989.

10.2           General Agency Agreement between                               Incorporated by reference to Exhibit 10.2, filed
               Merrill Lynch Life Insurance Company                           February 23, 1989, as


               and Merrill Lynch Life Agency, Inc.                            part of Pre-Effective Amendment No. 1 to the
                                                                              Registrant's registration statement on Form S-1,
                                                                              File No. 33-26322.

10.3           Service Agreement among Merrill Lynch Insurance Group,         Incorporated by reference to Exhibit 10.3, filed
               Family Life Insurance Company and Merrill Lynch Life           March 13, 1991, as part of Post-Effective
               Insurance Company.                                             Amendment No. 2 to the Registrant's registration
                                                                              statement on Form S-1, File No. 33-26322.

10.3a          Amendment to Service Agreement among Merrill Lynch             Incorporated by reference to Exhibit 10(c)(2) to
               Insurance Group, Family Life Insurance Company and             Post-Effective Amendment No. 1 to the
               Merrill Lynch Life Insurance Company.                          Registrant's registration statement on Form S-1,
                                                                              File No. 33-60290, filed March 31, 1994.

10.4           Indemnity Reinsurance Agreement between Merrill Lynch          Incorporated by reference to Exhibit 10.4, filed
               Life Insurance Company and Family Life Insurance               March 13, 1991, as part of Post-Effective
               Company.                                                       Amendment No. 2 to the Registrant's registration
                                                                              statement on Form S-1, File No. 33-26322.

10.5           Assumption Reinsurance Agreement Between Merrill Lynch         Incorporated by reference to Exhibit 10.6, filed
               Life Insurance Company, Tandem Insurance Group, Inc. and       April 24, 1991, as part of Post-Effective
               Royal Tandem Life Insurance Company and Family Life            Amendment No. 3 to the Registrant's registration
               Insurance Company.                                             statement on Form S-1, File No. 33-26322.

10.6           Amended General Agency Agreement between Merrill Lynch         Incorporated by reference to Exhibit 10(g) to
               Life Insurance Company and Merrill Lynch Life Agency,          the Registrant's registration statement on Form
               Inc.                                                           S-1, File No. 33-46827, filed March 30, 1992.



10.7           Indemnity Agreement between                                    Incorporated by reference to Exhibit 10(h) to
               Merrill Lynch Life Insurance Company                           the Registrant's registration statement on Form
               and Merrill Lynch Life Agency, Inc.                            S-1, File No. 33-46827, filed March 30, 1992.

10.8           Management Agreement between Merrill                           Incorporated by reference to Exhibit 10(i) to
               Lynch Life Insurance                                           the Registrant's registration statement on Form
               Company and Merrill Lynch Asset                                S-1, File No. 33-46827, filed March 30, 1992.
               Management, Inc.

10.9           Amendment No. 1 to Indemnity                                   Incorporated by reference to Exhibit 10.5, filed
               Reinsurance Agreement between                                  April 24, 1991, as part of Post-Effective
               Family Life Insurance Company and                              Amendment No. 3 to the Registrant's registration
               Merrill Lynch Life Insurance Company.                          statement on Form S-1, File No. 33-26322.


24.1           Power of attorney of Joseph E. Crowne.                         Incorporated by reference to Exhibit 24(a) to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-58303, filed March 29, 1995.

24.2           Power of attorney of David M. Dunford.                         Incorporated by reference to Exhibit 24(b) to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-58303, filed March 29, 1995.

24.3           Power of attorney of John C.R. Hele.                           Incorporated by reference to Exhibit 24(c) to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-58303, filed March 29, 1995.

24.4           Power of attorney of Allen N. Jones.                           Incorporated by reference to Exhibit 24(d) to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-58303, filed March 29, 1995.

24.5           Power of attorney of Barry G. Skolnick.                        Incorporated by reference to Exhibit 24(e) to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-58303, filed March 29, 1995.

24.6           Power of Attorney of Anthony J. Vespa.                         Incorporated by reference to Exhibit 24(f) to
                                                                              the Registrant's registration statement on Form
                                                                              S-1, File No. 33-58303, filed March 29, 1995.

24.7           Power of Attorney of Gail R. Farkas                            Incorporated by reference to Exhibit 24(g) to
                                                                              Post- Effective Amendment No. 1 to the
                                                                              Registrant's registration statement on Form S-1,
                                                                              File No. 33-58303, filed March 26, 1996.

99.1           Preliminary prospectus contained in Post-Effective             Exhibit 99.1
               Amendment No. 1 to the Registrant's registration
               statement, filed March 26, 1996, pursuant to the
               Securities Act of 1933, File No. 33-58303.



