Form 10-Q
period 1996-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1996-05-14
CIK 845091

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

                  FOR THE FISCAL QUARTER ENDED MARCH 31, 1996
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

                             Yes  X           No __

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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

ASSETS                                                                      March 31,        December 31,
                                                                              1996                1995
                                                                       ------------------   ------------------
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair value
 (amortized cost:  1996 - $3,477,454; 1995 - $3,648,983)               $      3,549,678     $      3,807,870
Equity securities available for sale, at estimated fair value
 (cost:  1996 - $15,224; 1995 - $19,683)                                         18,011               21,433
Mortgage loans on real estate                                                   116,364              121,248
Real estate held for sale                                                         8,054                5,874
Policy loans on insurance contracts                                           1,049,219            1,039,267
                                                                       ------------------   ------------------

 Total Investments                                                            4,741,326            4,995,692


CASH AND CASH EQUIVALENTS                                                       156,586               48,924
ACCRUED INVESTMENT INCOME                                                        93,774               91,942
DEFERRED POLICY ACQUISITION COSTS                                               376,473              372,418
FEDERAL INCOME TAXES - DEFERRED                                                   9,563                2,222
REINSURANCE RECEIVABLES                                                           2,195                1,552
OTHER ASSETS                                                                     77,740               54,900
SEPARATE ACCOUNTS ASSETS                                                      6,951,361            6,834,353
                                                                       ------------------   ------------------


TOTAL ASSETS                                                           $     12,409,018     $     12,402,003
                                                                       ==================   ==================

See notes to financial statements.                                 (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY                                        March 31,        December 31,
                                                                              1996                 1995
                                                                       ------------------   ------------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $      4,696,853     $      4,851,718
  Claims and claims settlement expenses                                          35,245               29,812
                                                                       ------------------   ------------------

   Total policy liabilities and accruals                                      4,732,098            4,881,530

OTHER POLICYHOLDER FUNDS                                                         11,143               13,607
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                          19,696               21,144
OTHER LIABILITIES                                                                81,083               53,566
FEDERAL INCOME TAXES - CURRENT                                                   10,134                7,033
AFFILIATED PAYABLES - NET                                                         6,352                2,429
SEPARATE ACCOUNTS LIABILITIES                                                 6,947,754            6,825,857
                                                                       ------------------   ------------------

   Total Liabilities                                                         11,808,260           11,805,166
                                                                       ------------------   ------------------

STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                            2,000                2,000
 Additional paid-in capital                                                     501,455              501,455
 Retained earnings                                                               96,919               76,482
 Net unrealized investment gain                                                     384               16,900
                                                                       ------------------   ------------------

  Total Stockholder's Equity                                                    600,758              596,837
                                                                       ------------------   ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $     12,409,018     $     12,402,003
                                                                       ==================   ==================




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       ---------------------------------------
                                                                               1996                 1995
                                                                       ------------------   ------------------
REVENUES:
 Investment revenue:
  Net investment income                                                $         86,909     $         97,580
  Net realized investment gains (losses)                                          6,728                 (62)
 Policy charge revenue                                                           38,958               34,090
                                                                       ------------------   ------------------

   Total Revenues                                                               132,595              131,608
                                                                       ------------------   ------------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                            61,598               68,356
 Market value adjustment expense                                                  3,631                  218
 Policy benefits (net of reinsurance recoveries:  1996 - $2,113;
  1995 - $1,834)                                                                  5,529                4,768
 Reinsurance premium ceded                                                        3,761                3,428
 Amortization of deferred policy acquisition costs                               16,944               17,298
 Insurance expenses and taxes                                                    12,008               10,249
                                                                       ------------------   ------------------

   Total Benefits and Expenses                                                  103,471              104,317
                                                                       ------------------   ------------------


   Earnings Before Federal Income Tax Provision                                  29,124               27,291

FEDERAL INCOME TAX PROVISION:
 Current                                                                          7,134                8,323
 Deferred                                                                         1,553                1,225
                                                                       ------------------   ------------------

   Total Federal Income Tax Provision                                             8,687                9,548
                                                                       ------------------   ------------------

NET EARNINGS                                                           $         20,437     $         17,743
                                                                       ==================   ==================



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                          Net
                                                Additional            unrealized      Total
                                       Common    paid-in    Retained  investment  stockholder's
                                       stock     capital    earnings  gain (loss)     equity
                                     ---------- ---------- ---------- ----------- -------------
BALANCE, JANUARY 1, 1995             $   2,000  $ 535,450  $  66,005  $  (43,884) $    559,571

 Dividend to Parent                          0    (33,995)   (66,005)          0      (100,000)

 Net earnings                                0          0     76,482           0        76,482

 Net unrealized investment gain              0          0          0      60,784        60,784
                                     ---------- ---------- ---------- ----------- -------------

BALANCE, DECEMBER 31, 1995               2,000    501,455     76,482      16,900       596,837

 Net earnings                                0          0     20,437           0        20,437

 Net unrealized investment loss              0          0          0     (16,516)      (16,516)
                                     ---------- ---------- ---------- ----------- -------------

BALANCE, MARCH 31, 1996              $   2,000  $ 501,455  $  96,919  $      384  $    600,758
                                     ========== ========== ========== =========== =============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)



                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       ---------------------------------------
                                                                              1996                1995
                                                                       ------------------   ------------------
OPERATING ACTIVITIES:
 Net earnings                                                          $         20,437     $         17,743
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                             16,944               17,298
   Capitalization of policy acquisition costs                                   (10,371)             (15,772)
   Depreciation, accretion and amortization of investments                       (1,336)              (1,777)
   Net realized investment (gains) losses                                        (6,728)                  62
   Interest credited to policyholders' account balances                          61,598               68,356
   Provision for deferred Federal income tax                                      1,553                1,225
  Cash and cash equivalents provided (used) by changes in
   operating assets and liabilities:
   Accrued investment income                                                     (1,832)              (3,369)
   Claims and claims settlement expenses                                          5,433                  648
   Federal income taxes - current                                                 3,101                8,323
   Other policyholder funds                                                      (2,464)              (7,156)
   Liability for guaranty fund assessments                                       (1,448)              (1,714)
   Affiliated payables                                                            3,923                7,002
  Policy loans                                                                   (9,952)              (6,749)
  Other, net                                                                      4,032                1,203
                                                                       ------------------   ------------------

   Net cash and cash equivalents provided by operating activities                82,890               85,323
                                                                       ------------------   ------------------

INVESTING ACTIVITIES:
 Fixed maturity securities sold                                                 328,197              263,924
 Fixed maturity securities matured                                              154,340              108,699
 Fixed maturity securities purchased                                           (303,767)            (294,374)
 Equity securities available for sale sold                                        6,452                    0
 Equity securities available for sale purchased                                  (1,641)                   0
 Mortgage loans on real estate principal payments received                          275               10,107
 Real estate held for sale sold                                                   2,857                3,457
 Investment in Separate Accounts                                                   (226)                (185)
 Recapture of investment in Separate Accounts                                     5,323                3,056
                                                                       ------------------   ------------------

   Net cash and cash equivalents provided by investing activities               191,810               94,684
                                                                       ------------------   ------------------







See notes to financial statements
(continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)


                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       ---------------------------------------
                                                                              1996                1995
                                                                       ------------------   ------------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                      121,566              160,199
  Withdrawals (includes transfers to/from Separate Accounts)                   (288,604)            (319,920)
                                                                       ------------------   ------------------

   Net cash and cash equivalents used by financing activities                  (167,038)            (159,721)
                                                                       ------------------   ------------------

NET INCREASE IN CASH AND
  CASH EQUIVALENTS                                                              107,662               20,286

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                               48,924              139,087
                                                                       ------------------   ------------------

 End of period                                                         $        156,586     $        159,373
                                                                       ==================   ==================

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                 $          4,033     $              0
  Intercompany interest                                                $            295     $            273


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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months ended March 31, 1996 and 1995 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K ("1995 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1996 and December 31, 1995, was $331 million and $304 million, respectively. For the three months ended March 31, 1996 and 1995, statutory net income was $20 million and $26 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at March 31, 1996 and December 31, 1995:

                                                           1996                1995
                                                    ------------------    ---------------
                                                                 (In Thousands)

 Assets:
  Fixed maturity securities available for sale      $          72,225     $      158,887
  Equity securities available for sale                          2,786              1,750
  Deferred policy acquisition costs                            (6,413)           (17,041)
  Federal income taxes - deferred                                (207)            (9,100)
  Separate Account Assets                                           0               (164)
                                                    ------------------    ---------------
                                                               68,391            134,332
                                                    ------------------    ---------------

 Liabilities:
  Policyholders' account balances                              68,007            117,432
                                                    ------------------    ---------------

 Stockholder's equity:
  Net unrealized investment gain                    $             384     $       16,900
                                                    ==================    ===============

Item  2   Management's  Narrative  Analysis  of  the  Results  of
Operations

This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1995 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations filed in the 1995 Report.

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

New life insurance premiums and annuity deposits received in the first three months of 1996 and 1995 were $122 million and $160 million, respectively. Investor demand experienced a shift to variable annuity products from fixed rate interest products during the first quarter of 1996 as compared to the first quarter 1995. During the first quarter 1996, interest rates were approximately 170 basis points, on average, lower than for the first quarter 1995. Management attributes the shift in investor demand from fixed rate interest products to variable products to the low interest rate environment and the generally rising equity markets during the preceding year. The Company's modified guaranteed annuity product, a fixed interest rate product, experienced a $59 million (95%) decline in sales during the first quarter of 1996 as compared to the same period during 1995. Partially offsetting this decline in sales, variable annuity deposits received during the first quarter of 1996 increased $28 million (38%) to $98 million as compared to the same period in 1995.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1996, the Company's assets included $3.1 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1996, approximately $233 million (6.6%) of the Company's fixed maturity securities were considered non-
investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Results of Operations

For the three month periods ended March 31, 1996 and 1995, the Company reported net earnings of $20 million and $18 million, respectively.

Net investment income and interest credited to policyholders' account balances for the three months ended March 31, 1996 as compared to the same period in 1995 have declined by approximately $11 million and $7 million, respectively, resulting in a $4 million reduction in interest spread. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

Net realized investment gains (losses) increased approximately $7 million during the current quarter as compared to the same period during 1995. The change in realized investment gains (losses) is attributable to an increase of sales in the modified guaranteed annuity investment portfolio to fund an increase in surrender activity of the product and to normal sales activity from the available for sale portfolios. The realized investment gains on the sales activity reflects the declines in the interest rate environment.

Policy charge revenue increased approximately $5 million during the current three month period as compared to the same period in 1995. The increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has increased $3 million during the current three month period as compared to the same period during 1995 primarily as a result increased surrender activity attributable to the interest rate environment during 1996 as compared to 1995. The market value adjustment expense generally changes in an inverse relationship with the movement of interest rates.

Policy benefits increased approximately $1 million from $5 million for the first three months of 1995 to $6 million for the current three month period. This increase is primarily attributable to normal reserve increases for the mortality component of the Company's variable annuity product reflecting the growth in contracts in-force.

Insurance expenses and taxes increased $2 million during the current three month period as compared to the same period in 1995. Approximately $1 million of this increase is attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts. Additionally, $1 million of the increase was attributable to a reduction in the amount of expenses which were capitalized reflecting the decline in sales volume of the Company's annuity products.

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

Date: May 14, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
- -------        -----------

  27           Financial Data Schedule