Form 10-Q
period 1996-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1996-08-08
CIK 845091

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

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 1996
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

ASSETS                                                                      June 30,        December 31,
                                                                              1996               1995
                                                                       ----------------    ----------------
INVESTMENTS:
Fixed maturity securities available for sale, at estimated fair value
 (amortized cost:  1996 - $3,444,491; 1995 - $3,648,983)               $     3,480,782     $     3,807,870
Equity securities available for sale, at estimated fair value
 (cost:  1996 - $18,272; 1995 - $19,683)                                        22,153              21,433
Mortgage loans on real estate                                                   91,587             121,248
Real estate held for sale                                                       32,290               5,874
Policy loans on insurance contracts                                          1,063,132           1,039,267
                                                                       ----------------    ----------------
 Total Investments                                                           4,689,944           4,995,692


CASH AND CASH EQUIVALENTS                                                      114,513              48,924
ACCRUED INVESTMENT INCOME                                                       92,041              91,942
DEFERRED POLICY ACQUISITION COSTS                                              377,135             372,418
FEDERAL INCOME TAXES - DEFERRED                                                      0               2,222
REINSURANCE RECEIVABLES                                                          2,932               1,552
OTHER ASSETS                                                                    78,986              54,900
SEPARATE ACCOUNTS ASSETS                                                     7,102,787           6,834,353
                                                                       ----------------    ----------------

TOTAL ASSETS                                                           $    12,458,338     $    12,402,003
                                                                       ================    ================

















See notes to financial statements.                                  (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY                                        June 30,        December 31,
                                                                              1996                1995
                                                                       ----------------    ----------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $     4,579,666     $     4,851,718
  Claims and claims settlement expenses                                         36,109              29,812
                                                                       ----------------    ----------------
   Total policy liabilities and accruals                                     4,615,775           4,881,530

OTHER POLICYHOLDER FUNDS                                                        15,518              13,607
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                         20,662              21,144
OTHER LIABILITIES                                                               67,474              53,566
FEDERAL INCOME TAXES - CURRENT                                                   5,052               7,033
FEDERAL INCOME TAXES - DEFERRED                                                  6,081                   0
AFFILIATED PAYABLES - NET                                                        5,341               2,429
SEPARATE ACCOUNTS LIABILITIES                                                7,099,151           6,825,857
                                                                       ----------------    ----------------
   Total Liabilities                                                        11,835,054          11,805,166
                                                                       ----------------    ----------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                           2,000               2,000
 Additional paid-in capital                                                    501,455             501,455
 Retained earnings                                                             116,364              76,482
 Net unrealized investment gain                                                  3,465              16,900
                                                                       ----------------    ----------------
  Total Stockholder's Equity                                                   623,284             596,837
                                                                       ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $    12,458,338     $    12,402,003
                                                                       ================    ================









See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                               1996                1995
                                                                       ----------------    ----------------
REVENUES:
 Investment revenue:
  Net investment income                                                $       171,603     $       192,129
  Net realized investment gains                                                  7,720               1,334
 Policy charge revenue                                                          78,026              69,304
                                                                       ----------------    ----------------
   Total Revenues                                                              257,349             262,767
                                                                       ----------------    ----------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                          120,704             134,245
 Market value adjustment expense                                                 4,504               1,216
 Policy benefits (net of reinsurance recoveries:  1996 - $4,434;
  1995 - $3,996)                                                                10,897              10,823
 Reinsurance premium ceded                                                       7,679               6,929
 Amortization of deferred policy acquisition costs                              32,638              33,671
 Insurance expenses and taxes                                                   23,457              20,255
                                                                       ----------------    ----------------
   Total Benefits and Expenses                                                 199,879             207,139
                                                                       ----------------    ----------------

   Earnings Before Federal Income Tax Provision                                 57,470              55,628

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                         2,052              20,845
 Deferred                                                                       15,536              (1,383)
                                                                       ----------------    ----------------
   Total Federal Income Tax Provision                                           17,588              19,462
                                                                       ----------------    ----------------
NET EARNINGS                                                           $        39,882     $        36,166
                                                                       ================    ================


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                 Three Months Ended
                                                                                      June 30,
                                                                       ------------------------------------
                                                                               1996                1995
                                                                       ----------------    ----------------
REVENUES:
 Investment revenue:
  Net investment income                                                $        84,694     $        94,549
  Net realized investment gains                                                    992               1,396
 Policy charge revenue                                                          39,068              35,214
                                                                       ----------------    ----------------
   Total Revenues                                                              124,754             131,159
                                                                       ----------------    ----------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                           59,106              65,889
 Market value adjustment expense                                                   873                 998
 Policy benefits (net of reinsurance recoveries:  1996 - $2,321;
  1995 - $2,162)                                                                 5,368               6,055
 Reinsurance premium ceded                                                       3,918               3,501
 Amortization of deferred policy acquisition costs                              15,694              16,373
 Insurance expenses and taxes                                                   11,449              10,006
                                                                       ----------------    ----------------
   Total Benefits and Expenses                                                  96,408             102,822
                                                                       ----------------    ----------------

   Earnings Before Federal Income Tax Provision                                 28,346              28,337

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                        (5,082)             12,522
 Deferred                                                                       13,983              (2,608)
                                                                       ----------------    ----------------
   Total Federal Income Tax Provision                                            8,901               9,914
                                                                       ----------------    ----------------
NET EARNINGS                                                           $        19,445     $        18,423
                                                                       ================    ================


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                      Net
                                                      Additional                  unrealized         Total
                                         Common        paid-in       Retained     investment     stockholder's
                                         stock         capital       earnings     gain (loss)        equity
                                      ------------  -------------  ------------ --------------  --------------
BALANCE, JANUARY 1, 1995              $     2,000   $    535,450   $    66,005  $     (43,884)  $     559,571

 Dividend to Parent                             0        (33,995)      (66,005)             0        (100,000)

 Net earnings                                   0              0        76,482              0          76,482

 Net unrealized investment gain                 0              0             0         60,784          60,784
                                      ------------  -------------  ------------ --------------  --------------
BALANCE, DECEMBER 31, 1995                  2,000        501,455        76,482         16,900         596,837

 Net earnings                                   0              0        39,882              0          39,882

 Net unrealized investment loss                 0              0             0        (13,435)        (13,435)
                                      ------------  -------------  ------------ --------------  --------------
BALANCE, JUNE 30, 1996                $     2,000   $     501,455  $   116,364  $       3,465   $     623,284
                                      ============  =============  ============ ==============  ==============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                              1996               1995
                                                                       ----------------    ----------------
OPERATING ACTIVITIES:
 Net earnings                                                          $        39,882     $        36,166
   Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                            32,638              33,671
   Capitalization of policy acquisition costs                                  (20,843)            (26,556)
   Depreciation, accretion and amortization of investments                      (2,540)             (3,796)
   Net realized investment gains                                                (7,720)             (1,334)
   Interest credited to policyholders' account balances                        120,704             134,245
   Provision (benefit) for deferred Federal income tax                          15,536              (1,383)
   Cash and cash equivalents provided (used) by changes in
   operating assets and liabilities:
   Accrued investment income                                                       (99)             (2,508)
   Claims and claims settlement expenses                                         6,297               1,167
   Federal income taxes - current                                               (1,981)             20,844
   Other policyholder funds                                                      1,911              (6,551)
   Liability for guaranty fund assessments                                        (482)             (1,512)
   Affiliated payables                                                           2,912               9,118
  Policy loans                                                                 (23,865)            (21,458)
  Other, net                                                                   (11,559)            (33,998)
                                                                       ----------------    ----------------
   Net cash and cash equivalents provided by operating activities              150,791             136,115
                                                                       ----------------    ----------------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                                470,665             271,951
 Fixed maturity securities matured                                             299,314             402,835
 Fixed maturity securities purchased                                          (557,293)           (534,484)
 Equity securities available for sale sold                                       8,648               1,411
 Equity securities available for sale purchased                                 (5,640)                  0
 Mortgage loans on real estate principal payments received                       1,106              20,719
 Real estate held for sale sold                                                  2,567               6,803
 Investment in Separate Accounts                                                  (285)               (255)
 Recapture of investment in Separate Accounts                                    5,323               6,559
                                                                       ----------------    ----------------
   Net cash and cash equivalents provided by investing activities              224,405             175,539
                                                                       ----------------    ----------------






See notes to financial statements
(continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)

                                                                                  Six Months Ended
                                                                                     June 30,
                                                                       ------------------------------------
                                                                              1996               1995
                                                                       ----------------    ----------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                     259,314             285,864
  Withdrawals (includes transfers to/from Separate Accounts)                  (568,921)           (650,343)
                                                                       ----------------    ----------------
   Net cash and cash equivalents used by financing activities                 (309,607)           (364,479)
                                                                       ----------------    ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       65,589             (52,825)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                              48,924             139,087
                                                                       ----------------    ----------------
 End of period                                                         $       114,513     $        86,262
                                                                       ================    ================

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                 $         4,033     $             0
  Intercompany interest                                                $           547     $           641


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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. Results for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K ("1995 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1996 and December 31, 1995, was $370 million and $304 million, respectively. For the six months ended June 30, 1996 and 1995, statutory net income was $44 million and $63 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at June 30, 1996 and December 31, 1995:

                                                           1996                1995
                                                    -----------------    ----------------
                                                                (In Thousands)

 Assets:
  Fixed maturity securities available for sale      $         36,291     $       158,887
  Equity securities available for sale                         3,881               1,750
  Deferred policy acquisition costs                             (529)            (17,041)
  Federal income taxes - deferred                             (1,868)             (9,100)
                                                    -----------------    ----------------
  Separate Account Assets                                        (28)               (164)
                                                              37,747             134,332
                                                    -----------------    ----------------
 Liabilities:
  Policyholders' account balances                             34,282             117,432
                                                    -----------------    ----------------
 Stockholder's equity:
  Net unrealized investment gain                    $          3,465     $        16,900
                                                    =================    ================

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1996 and 1995, with additional information on the three month periods presented where appropriate.

Business Overview

The Company's earnings are principally derived from two sources; the net investment income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are deferred and amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

New life insurance premiums and annuity deposits received in the first six months of 1996 and 1995 were $259 million and $286 million, respectively. Investor demand experienced a shift to variable annuity products from fixed interest rate products during the first six months of 1996 as compared to the first six months of 1995. During the first six months of 1996, interest rates were, on average, lower than for the same period during 1995. Management attributes the shift in investor demand from fixed interest rate products to variable products to the low interest rate environment and the generally rising equity markets during the preceding year. The Company's modified guaranteed annuity product, a fixed interest rate product, experienced a $77 million (86%) decline in sales during the first six months of 1996 as compared to the same period during 1995. Partially offsetting this decline in sales, variable annuity deposits received during the first six months of 1996 increased $54 million (37%) to $199 million as compared to the same period in 1995.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1996, the Company's assets included $3.0 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1996, approximately $239 million (6.9%) of the Company's fixed maturity securities were considered non-
investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

During the first six months of 1996, the Company foreclosed on two commercial mortgage loans with an $29 million estimated fair value of the acquired real estate. The carrying value of the mortgage loans at date of foreclosure approximated the estimated fair value of the acquired real estate.

Results of Operations

For the six month periods ended June 30, 1996 and 1995, the Company reported net earnings of $40 million and $36 million, respectively. For the three month periods ended June 30, 1996 and 1995, the Company reported net earnings of $19 million and $18 million, respectively.

Net investment income and interest credited to policyholders' account balances for the six months ended June 30, 1996 as
compared   to   the  same  period  in  1995  have   declined   by
approximately $21 million and $14 million, respectively, resulting in a $7 million reduction in interest spread. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

Net realized investment gains increased approximately $6 million during the current six month period as compared to the same period during 1995. The change in realized investment gains is primarily attributable to an increase in sales in the investment portfolio supporting the modified guaranteed annuity, product, to fund an increase in surrender activity of the product and to normal sales activity from the available for sale portfolios. The realized investment gains on the sales activity reflects the declines in the interest rate environment.

Policy charge revenue increased approximately $9 million during the current six month period as compared to the same period in 1995. The increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has increased $3 million during the current six month period as compared to the same period during 1995 primarily as a result of increased surrender activity attributable to the lower interest rate environment during 1996 as compared to 1995. The market value adjustment expense generally changes in an inverse relationship with the movement of interest rates.

Insurance expenses and taxes increased $3 million during the current six month period as compared to the same period in 1995. Approximately $1 million of this increase is attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts. Additionally, $2 million of the increase was attributable to a reduction in the amount of expenses which were capitalized reflecting the decline in sales volume of the Company's annuity products.

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

Date: August 8, 1996

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

Date: August 8, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
- -------        -----------

  27           Financial Data Schedule