Form 10-Q
period 1996-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1996-11-13
CIK 845091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1996 COMMISSION FILE NUMBER 33-26322; 33-46827; 33-52254; 33-60290; 33-58303

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  Financial Information

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

ASSETS                                                                  September 30      December 31
                                                                            1996              1995
                                                                       --------------    --------------
INVESTMENTS:
Fixed maturity securities available-for-sale, at estimated fair value
  (amortized cost:  1996 - $3,395,754; 1995 - $3,648,983)              $   3,440,851     $   3,807,870
Equity securities available-for-sale, at estimated fair value
  (cost:  1996 - $30,512; 1995 - $19,683)                                     34,815            21,433
Mortgage loans                                                                76,675           121,248
Real estate held-for-sale                                                     32,290             5,874
Policy loans on insurance contracts                                        1,075,754         1,039,267
                                                                       --------------    --------------
     Total Investments                                                     4,660,385         4,995,692


CASH AND CASH EQUIVALENTS                                                    132,087            48,924
ACCRUED INVESTMENT INCOME                                                     94,758            91,942
DEFERRED POLICY ACQUISITION COSTS                                            375,714           372,418
FEDERAL INCOME TAXES - DEFERRED                                                    0             2,222
REINSURANCE RECEIVABLES                                                        3,406             1,552
OTHER ASSETS                                                                  45,258            54,900
SEPARATE ACCOUNTS ASSETS                                                   7,290,773         6,834,353
                                                                       --------------    --------------

TOTAL ASSETS                                                           $  12,602,381     $  12,402,003
                                                                       ==============    ==============


See notes to financial statements                          (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Concluded) (Dollars in Thousands) (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY                                    September 30       December 31
                                                                            1996              1995
                                                                       --------------    --------------
LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                      $   4,521,154     $   4,851,718
  Claims and claims settlement expenses                                       38,517            29,812
                                                                       --------------    --------------
   Total policy liabilities and accruals                                   4,559,671         4,881,530

OTHER POLICYHOLDER FUNDS                                                      14,710            13,607
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                       20,601            21,144
OTHER LIABILITIES                                                             54,782            53,566
FEDERAL INCOME TAXES - CURRENT                                                 8,294             7,033
FEDERAL INCOME TAXES - DEFERRED                                                7,936                 0
AFFILIATED PAYABLES - NET                                                      4,560             2,429
SEPARATE ACCOUNTS LIABILITIES                                              7,287,018         6,825,857
                                                                      ---------------    --------------
   Total Liabilities                                                      11,957,572        11,805,166
                                                                      ---------------    --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                         2,000             2,000
 Additional paid-in capital                                                  501,455           501,455
 Retained earnings                                                           138,735            76,482
 Net unrealized gain on investment securities available for sale               2,619            16,900
                                                                      ---------------    --------------
  Total Stockholder's Equity                                                 644,809           596,837
                                                                      ---------------    --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                            $   12,602,381     $  12,402,003
                                                                      ===============    ==============

See notes to financial statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30
                                                                         ------------------------------
                                                                             1996              1995
                                                                         ------------      ------------
REVENUES:
 Investment revenue:
  Net investment income                                                  $   255,276       $   285,266
  Net realized investment gains                                                7,886             2,543
 Policy charge revenue                                                       117,418           103,973
                                                                         ------------      ------------
   Total Revenues                                                            380,580           391,782
                                                                         ------------      ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                        178,498           198,254
 Market value adjustment expense                                               5,107             2,973
 Policy benefits (net of reinsurance recoveries:  1996 - $6,189;
  1995 - $5,454)                                                              16,089            14,953
 Reinsurance premium ceded                                                    11,582            10,363
 Amortization of deferred policy acquisition costs                            43,116            41,501
 Insurance expenses and taxes                                                 34,679            32,508
                                                                         ------------      ------------
   Total Benefits and Expenses                                               289,071           300,552
                                                                         ------------      ------------

   Earnings Before Federal Income Tax Provision                               91,509            91,230

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                      11,408            32,378
 Deferred                                                                     17,848              (572)
                                                                         ------------      ------------
   Total Federal Income Tax Provision                                         29,256            31,806
                                                                         ------------      ------------
NET EARNINGS                                                             $    62,253       $    59,424
                                                                         ============      ============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                               Three Months Ended
                                                                                  September 30
                                                                          -----------------------------
                                                                              1996              1995
                                                                          -----------       -----------
REVENUES:
 Investment revenue:
  Net investment income                                                   $   83,673        $   93,137
  Net realized investment gains                                                  166             1,209
 Policy charge revenue                                                        39,392            34,669
                                                                          -----------       -----------
   Total Revenues                                                            123,231           129,015
                                                                          -----------       -----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                         57,794            64,009
 Market value adjustment expense                                                 603             1,757
 Policy benefits (net of reinsurance recoveries:  1996 - $1,755;
  1995 - $1,458)                                                               5,192             4,130
 Reinsurance premium ceded                                                     3,903             3,434
 Amortization of deferred policy acquisition costs                            10,478             7,830
 Insurance expenses and taxes                                                 11,222            12,253
                                                                          -----------       -----------
   Total Benefits and Expenses                                                89,192            93,413
                                                                          -----------       -----------

   Earnings Before Federal Income Tax Provision                               34,039            35,602

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                       9,356            11,533
 Deferred                                                                      2,312               811
                                                                          -----------       -----------
   Total Federal Income Tax Provision                                         11,668            12,344
                                                                          -----------       -----------
NET EARNINGS                                                              $   22,371        $   23,258
                                                                          ===========       ===========


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                       Net
                                             Additional             unrealized       Total
                                    Common    paid-in    Retained   investment   stockholder's
                                    stock     capital    earnings   gain (loss)      equity
                                   --------  ----------  ---------  -----------  -------------
BALANCE, JANUARY 1, 1995           $ 2,000   $ 535,450   $ 66,005   $  (43,884)  $    559,571

 Dividend to Parent                      0     (33,995)   (66,005)           0       (100,000)

 Net earnings                            0           0     76,482            0         76,482

 Net unrealized investment gain          0           0          0       60,784         60,784
                                   --------   ---------  ---------  -----------  -------------
BALANCE, DECEMBER 31, 1995           2,000     501,455     76,482       16,900        596,837

 Net earnings                            0           0     62,253            0         62,253

 Net unrealized investment loss          0           0          0      (14,281)       (14,281)
                                   --------  ----------  ---------  -----------  -------------
BALANCE, SEPTEMBER 30, 1996        $ 2,000   $ 501,455   $138,735   $    2,619   $    644,809
                                   ========  ==========  =========  ===========  =============














See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30
                                                                          -----------------------------
                                                                             1996               1995
                                                                          -----------       -----------
OPERATING ACTIVITIES:
 Net earnings                                                             $   62,253        $   59,424
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
  Amortization of deferred policy acquisition costs                           43,116            41,501
  Capitalization of policy acquisition costs                                 (32,609)          (38,984)
  Depreciation, accretion and amortization of investments                     (3,854)           (5,382)
  Net realized investment gains                                               (7,886)           (2,543)
  Interest credited to policyholders' account balances                       178,498           198,254
  Provision (benefit) for deferred Federal income tax                         17,848              (572)
  Cash and cash equivalents provided (used) by changes in
  operating assets and liabilities:
  Accrued investment income                                                   (2,816)           (6,287)
  Claims and claims settlement expenses                                        8,705             2,070
  Federal income taxes - current                                               1,261            21,781
  Other policyholder funds                                                     1,103            (8,886)
  Liability for guaranty fund assessments                                       (543)           (1,926)
  Affiliated payables                                                          2,131            11,076
  Policy loans                                                               (36,487)          (33,186)
  Other, net                                                                   8,632           (21,666)
                                                                          -----------       -----------
   Net cash and cash equivalents provided by operating activities            239,352           214,674
                                                                          -----------       -----------
INVESTING ACTIVITIES:
 Fixed maturity securities sold                                              534,193           486,579
 Fixed maturity securities matured                                           400,161           443,195
 Fixed maturity securities purchased                                        (671,362)         (679,709)
 Equity securities available for sale sold                                     8,729             2,622
 Equity securities available for sale purchased                              (18,052)           (5,363)
 Mortgage loans - purchased                                                        0            (3,608)
 Mortgage loans principal payments received                                   16,100            30,123
 Real estate held-for-sale - improvements acquired                                 0              (589)
 Real estate held-for-sale sold                                                2,857             7,435
 Investment in Separate Accounts                                                (344)             (316)
 Recapture of investment in Separate Accounts                                  5,323             6,559
                                                                          -----------       -----------
   Net cash and cash equivalents provided by investing activities            277,605           286,928
                                                                          -----------       -----------




See notes to financial statements
(continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Concluded) (Dollars in Thousands) (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                         ------------------------------
                                                                              1996             1995
                                                                         ------------      ------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                   403,472           436,661
  Withdrawals (includes transfers to/from Separate Accounts)                (837,266)         (961,996)
                                                                         ------------      ------------
   Net cash and cash equivalents used by financing activities               (433,794)         (525,335)
                                                                         ------------      ------------
NET INCREASE(DECREASES) IN CASH AND CASH EQUIVALENTS                          83,163           (23,733)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                            48,924           139,087
                                                                         ------------      ------------
 End of period                                                           $   132,087       $   115,354
                                                                         ============      ============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                   $    10,147       $    10,597
  Intercompany interest                                                  $       765       $       995










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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Results for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1995 Annual Report on Form 10-K ("1995 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1996 and December 31, 1995, was $395 million and $304 million, respectively. For the nine months ended September 30, 1996 and 1995, statutory net income was $66.7 million and $106.7 million, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available for sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available for sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available for sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at September 30, 1996 and December 31, 1995:

                                                                             1996                1995
                                                                         ------------      ------------
                                                                                (In Thousands)

 Assets:
  Fixed maturity securities available for sale                           $    45,097       $   158,887
  Equity securities available for sale                                         4,303             1,750
  Deferred policy acquisition costs                                           (3,238)          (17,041)
  Federal income taxes - deferred                                             (1,411)           (9,100)
  Separate Account Assets                                                         31              (164)
                                                                         ------------      ------------
                                                                              44,782           134,332
                                                                         ------------      ------------
 Liabilities:
  Policyholders' account balances                                             42,163           117,432
                                                                         ------------      ------------
 Stockholder's equity:
  Net unrealized gain on investment securities available-for-sale        $     2,619       $    16,900
                                                                         ============      ============

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

Changes in revenues and expenses in most cases are similar for the three month and nine month periods. Therefore, the discussion emphasizes the comparison between the nine months of 1996 and 1995, with additional information on the three month periods presented where appropriate.

Business Overview

The Company's earnings are principally derived from two sources: the net investment income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and fees charged to variable life insurance and variable annuity contract owners. The costs associated with acquiring contract owner deposits are deferred and amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

New life insurance premiums and annuity deposits received in the first nine months of 1996 and 1995 were $403 million and $437 million, respectively. During the first nine months of 1996, interest rates were, on average, lower than for the same period during 1995. The Company's modified guaranteed annuity product, a fixed interest rate product, experienced a $82 million (77%) decline in sales during the first nine months of 1996 as compared to the same period during 1995. Partially offsetting this decline in sales, variable annuity deposits received during the first nine months of 1996 increased $47 million (19%) to $302 million as compared to the same period in 1995. Management attributes the shift in investor demand from fixed interest rate products to variable products to the lower interest rate environment and the generally rising equity markets during the preceding nine months.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1996, the Company's assets included $3.0 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1996, approximately $236 million (6.9%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

During the first nine months of 1996, the Company foreclosed on two commercial mortgage loans with an $29 million estimated fair value of the acquired real estate. The carrying value of the mortgage loans at date of foreclosure approximated the estimated fair value of the acquired real estate.

Results of Operations

For the nine month periods ended September 30, 1996 and 1995, the Company reported net earnings of $62 million and $59 million, respectively. For the three month periods ended September 30, 1996 and 1995, the Company reported net earnings of $22 million and $23 million, respectively.

Net investment income and interest credited to policyholders' account balances for the nine months ended September 30, 1996 as compared to the same period in 1995 have declined by approximately $30 million and $20 million, respectively, resulting in a $10 million reduction in interest spread. The reductions in net investment income, interest credited to policyholders' account balances and interest spread are primarily attributable to the reduction in fixed rate contracts in-force.

Net realized investment gains increased approximately $5 million during the current nine month period as compared to the same period during 1995. The change in realized investment gains is primarily attributable to an increase in sales in the investment portfolio supporting the modified guaranteed annuity product to fund an increase in surrender activity of the product and to normal sales activity from the available for sale portfolios. The realized investment gains on the sales activity reflects the declines in the interest rate environment. During the three month period ending September 30, 1996 and 1995, sales activity declined resulting in a decrease of approximately $1 million of net realized investment gains, reflective of the increase in interest rates during this period.

Policy charge revenue increased approximately $13 million during the current nine month period as compared to the same period in 1995. The increase in policy charge revenue is primarily attributable to the increase in policyholders' account balances of the variable annuity product.


The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has increased $2 million during the current nine month period as compared to the same period during 1995 primarily as a result of increased surrender activity attributable to the lower interest rate environment during 1996 as compared to 1995. During the three month period ending September 30, 1996 and 1995, the market value adjustment expense decreased approximately $1 million, due to an increase in interest rates during this period. The market value adjustment expense generally changes in an inverse relationship with the movement of interest rates.

Insurance expenses and taxes increased $2 million during the current nine month period as compared to the same period in 1995. Approximately $1 million of this increase is attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts. Additionally, $1 million of the increase was attributable to a reduction in the amount of expenses which were capitalized reflecting the decline in sales volume of the Company's annuity products. For the three month periods ended September 30, 1996 and 1995, insurance expenses and taxes decreased $1 million, primarily as a result of an increase in the amount of expenses capitalized.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE

                                       -----------------------------------------

                                              Joseph E. Crowne
                                            Senior Vice President and
                                            Chief Financial Officer

Date: November 13, 1996

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule