Form 10-K405
period 1996-12-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1997-03-28
CIK 845091

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996

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

                             800 Scudders Mill Road
                          Plainsboro, New Jersey 08536
                      ----------------------------------
                    (Address of Principal Executive Offices)

                                  (609) 282-1429
                      ----------------------------------
                (Registrant's telephone no. including area code)

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

                 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10- K.   X
                                      ---

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

                 Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                        Common   200,000
                                                               -----------

                      DOCUMENTS INCORPORATED BY REFERENCE

                 Preliminary Prospectus included in Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1, filed March 27, 1997, pursuant to the Securities Act of 1933, File No. 33-58303 -- incorporated by reference into Parts I and II of this report on Form 10-K; and Exhibits.

                 REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.  Business.

         The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc., a corporation whose common stock is traded on the New York Stock Exchange. The information set forth under the caption "A. History and Business" in the preliminary prospectus contained in Post-Effective Amendment No. 2 to the Registrant's registration statement, filed March 27, 1997, pursuant to the Securities Act of 1933, File No. 33-58303 (the "Prospectus"), is incorporated herein by reference.

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

         On November 27, 1996, the Registrant paid a $175,000,000 extraordinary dividend to MLIG. On December 20,

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

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Financial Statements and Exhibits.

           (1) The following financial statements of the Registrant are filed as part of this report:

           a.   Independent Auditors' Report dated February 24, 1997.

           b.   Balance Sheets at December 31, 1996 and 1995.

           c. Statements of Earnings for the Years Ended December 31, 1996, 1995 and 1994.

           d. Statements of Stockholder's Equity for the Years Ended December 31, 1996, 1995 and 1994.

           e. Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994.

           f. Notes to Financial Statements for the Years Ended December 31, 1996, 1995 and 1994.

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

                 4.8b Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant's registration statement on Form S-1, File No. 33-58303.)

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

                 24.3     Power of attorney of Barry G. Skolnick.
                          (Incorporated by reference to Exhibit 24(e) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.4 Power of attorney of Anthony J. Vespa. (Incorporated by reference to Exhibit 24(f) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

                 24.5 Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 26, 1996.)

                 99.1 Preliminary prospectus contained in Post-Effective Amendment No. 2 to Registrant's registration statement, filed March 27, 1997, pursuant to the Securities Act of 1933, File No. 33-58303.

                 (3)      Not applicable.

         (b)  Reports on Form 8-K.

                 No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1996.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1996 and 1995  . . . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31,
  1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31,
  1996, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended
  December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1996 and 1995, and the related statements of earnings, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.





February 24, 1997

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995
(Dollars in Thousands)

                                                                                         1996                 1995
                                                                                   --------------        --------------
Assets
------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 1996 - $3,232,643; 1995 - $3,648,983)                           $  3,301,588          $  3,807,870
 Equity securities, at estimated fair value
   (cost: 1996 - $32,988; 1995 - $19,683)                                                 35,977                21,433
 Mortgage loans                                                                           70,503               121,248
 Real estate held-for-sale                                                                28,851                 5,874
 Policy loans on insurance contracts                                                   1,092,071             1,039,267
                                                                                   --------------        --------------
   Total Investments                                                                   4,528,990             4,995,692
                                                                                   --------------        --------------

CASH AND CASH EQUIVALENTS                                                                 94,991                48,924
ACCRUED INVESTMENT INCOME                                                                 86,186                91,942
DEFERRED POLICY ACQUISITION COSTS                                                        366,461               372,418
FEDERAL INCOME TAXES - DEFERRED                                                                -                 2,222
REINSURANCE RECEIVABLES                                                                    2,642                 1,552
OTHER ASSETS                                                                              42,861                54,900
SEPARATE ACCOUNTS ASSETS                                                               7,615,362             6,834,353
                                                                                   --------------        --------------
TOTAL ASSETS                                                                        $ 12,737,493          $ 12,402,003
                                                                                   ==============        ==============











See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1996 AND 1995
(continued)(Dollars in Thousands)

                                                                                        1996                 1995
                                                                                   --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                                  $  4,480,048          $  4,851,718
   Claims and claims settlement expenses                                                  39,666                29,812
                                                                                   --------------        --------------
          Total policy liabilities and accruals                                        4,519,714             4,881,530

 OTHER POLICYHOLDER FUNDS                                                                 19,420                13,607
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                                  18,773                21,144
 FEDERAL INCOME TAXES - DEFERRED                                                           6,714                     -
 FEDERAL INCOME TAXES - CURRENT                                                           20,968                 7,033
 AFFILIATED PAYABLES - NET                                                                 6,164                 2,429
 OTHER LIABILITIES                                                                        50,726                53,566
 SEPARATE ACCOUNTS LIABILITIES                                                         7,605,194             6,825,857
                                                                                   --------------        --------------
          Total Liabilities                                                           12,247,673            11,805,166
                                                                                   --------------        --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
   authorized, issued and outstanding                                                      2,000                 2,000
 Additional paid-in capital                                                              402,937               501,455
 Retained earnings                                                                        79,387                76,482
 Net unrealized investment gain on investment securities                                   5,496                16,900
                                                                                   --------------        --------------
          Total Stockholder's Equity                                                     489,820               596,837
                                                                                   --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $ 12,737,493          $ 12,402,003
                                                                                   ==============        ==============

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands)

                                                                         1996               1995                1994
                                                                      -----------       -----------         -----------
REVENUES:
 Investment revenue:
   Net investment income                                               $ 336,661          $ 376,166          $ 433,536
   Net realized investment gains (losses)                                  8,862              4,525            (14,543)
 Policy charge revenue                                                   158,829            141,722            126,284
                                                                      -----------        -----------        -----------
        Total Revenues                                                   504,352            522,413            545,277
                                                                      -----------        -----------        -----------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                    235,255            261,760            313,585
 Market value adjustment expense                                           6,071              5,805              6,307
 Policy benefits (net of reinsurance recoveries: 1996 - $8,317;
   1995 - $6,482; 1994 - $6,338)                                          21,052             19,374             16,858
 Reinsurance premium ceded                                                15,582             13,896             13,909
 Amortization of deferred policy acquisition costs                        62,036             58,669             69,662
 Insurance expenses and taxes                                             47,077             44,124             35,073
                                                                      -----------        -----------        -----------
        Total Benefits and Expenses                                      387,073            403,628            455,394
                                                                      -----------        -----------        -----------
        Earnings Before Federal Income Tax Provision                     117,279            118,785             89,883
                                                                      -----------        -----------        -----------
FEDERAL INCOME TAX PROVISION:
 Current                                                                  22,814             38,335             22,503
 Deferred                                                                 15,078              3,968              1,375
                                                                      -----------        -----------        -----------
        Total Federal Income Tax Provision                                37,892             42,303             23,878
                                                                      -----------        -----------        -----------

NET EARNINGS                                                           $  79,387          $  76,482          $  66,005
                                                                      ===========        ===========        ===========








See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands)

                                                                                                        Net
                                                             Additional                              unrealized            Total
                                            Common            paid-in              Retained          investment        stockholder's
                                            stock             capital              earnings          gain (loss)           equity
                                        ------------        ------------        ------------        ------------       -------------
BALANCE, JANUARY 1, 1994                 $    2,000          $  637,590          $   47,860          $     (395)         $  687,055

 Dividend to Parent                                            (102,140)            (47,860)                               (150,000)
 Net earnings                                                                        66,005                                  66,005
 Net unrealized investment loss                                                                         (43,489)            (43,489)
                                        ------------        ------------        ------------        ------------        ------------

BALANCE, DECEMBER 31, 1994                    2,000             535,450              66,005             (43,884)            559,571

 Dividend to Parent                                             (33,995)             (66,005)                              (100,000)
 Net earnings                                                                         76,482                                 76,482
 Net unrealized investment gain                                                                          60,784              60,784
                                        ------------        ------------        -------------       ------------        ------------

BALANCE, DECEMBER 31, 1995                    2,000             501,455               76,482             16,900             596,837

 Dividend to Parent                                             (98,518)             (76,482)                              (175,000)
 Net earnings                                                                         79,387                                 79,387
 Net unrealized investment loss                                                                         (11,404)            (11,404)
                                        ------------        ------------        -------------       ------------        ------------

BALANCE, DECEMBER 31, 1996               $    2,000          $  402,937           $   79,387         $    5,496          $  489,820
                                        ============        ============        =============       ============        ============
















See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Dollars in Thousands)

                                                                          1996               1995               1994
                                                                      -----------        -----------        -----------
OPERATING ACTIVITIES:
 Net earnings                                                          $  79,387          $  76,482          $  66,005
   Adjustments to reconcile net earnings to net cash and
    cash equivalents provided (used) by operating activities:
     Amortization of deferred policy acquisition costs                    62,036             58,669             69,662
     Capitalization of policy acquisition costs                          (43,668)           (54,014)          (108,829)
     Amortization, (accretion) and depreciation of investments            (4,836)            (6,763)            (4,516)
     Net realized investment (gains) losses                               (8,862)            (4,525)            14,543
     Interest credited to policyholders' account balances                235,255            261,760            313,585
     Provision for deferred Federal income tax                            15,078              3,968              1,375
     Changes in operating assets and liabilities:
      Accrued investment income                                            5,756              3,191             25,204
      Affiliated payables - net                                            3,735              5,542             (2,324)
      Claims and claims settlement expenses                                9,854              3,635              5,882
      Federal income taxes - current                                      13,935              4,759             (7,848)
      Other policyholder funds                                             5,813             (7,614)            (7,547)
      Liability for guaranty fund assessments                             (2,371)            (3,630)            (3,309)
     Policy loans on insurance contracts                                 (52,804)           (54,054)           (60,634)
     Trading investment securities                                             -                  -             11,352
     Other, net                                                            8,106             (9,296)           (39,206)
      Net cash and cash equivalents provided                          -----------        -----------         ----------
        by operating activities                                          326,414            278,110            273,395
                                                                      -----------        -----------         ----------













(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(Continued) (Dollars In Thousands)

                                                                           1996                1995                  1994
                                                                      -------------        -------------        -------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                $   834,120          $   633,824          $   864,095
 Maturities of available-for-sale securities                               536,449              570,923            1,323,705
 Purchases of available-for-sale securities                               (954,368)            (832,519)            (678,974)
 Mortgage loans principal payments received                                 22,789               30,767               32,341
 Purchases of mortgage loans                                                     -               (3,608)                   -
 Sales of real estate held-for-sale                                          5,407                9,710               25,346
 Improvements to real estate held-for-sale - improvements acquired               -                 (683)              (1,060)
 Recapture of investment in Separate Accounts                                8,829                6,559                    -
 Investment in Separate Accounts                                           (10,063)                (377)             (15,212)
                                                                      -------------        -------------        -------------

      Net cash and cash equivalents provided by investing activities       443,163              414,596            1,550,241
                                                                      -------------        -------------        -------------

FINANCING ACTIVITIES:
 Dividends paid to parent                                                 (175,000)            (100,000)            (150,000)
 Policyholders' account balances:
   Deposits                                                                542,062              567,430              966,861
   Withdrawals (net of transfers to/from Separate Accounts)             (1,090,572)          (1,250,299)          (2,623,628)
                                                                      -------------         ------------         ------------

      Net cash and cash equivalents used by financing activities          (723,510)            (782,869)          (1,806,767)
                                                                      -------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                           46,067              (90,163)              16,869

CASH AND CASH EQUIVALENTS
 Beginning of year                                                          48,924              139,087              122,218
                                                                      -------------         ------------         ------------

 End of year                                                           $    94,991           $   48,924           $  139,087
                                                                      =============         ============         ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid to affiliates for:
   Federal income taxes                                                $     8,880           $   33,576           $   30,351
   Intercompany interest                                                       988                1,310                  679





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

 The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are immediate annuities, market value adjusted annuities, variable life insurance and variable annuities. The Company is currently licensed to sell insurance in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch & Co.

 The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

 Revenue Recognition: Revenues for the Company's interest-sensitive life, interest-sensitive annuity, variable life and variable annuity products consist of policy charges for the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

 Interest-sensitive life products                 4.00% - 5.75%
 Interest-sensitive deferred annuities            3.20% - 8.77%
 Immediate annuities                              3.00% - 10.00%

 These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

 Liabilities for unpaid claims equal the death benefit for those claims which have been reported to the Company and an estimate based upon prior experience for those claims which are unreported.

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

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $576 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1996, the Company had life insurance in-force that was ceded to other life insurance companies of $2,511,780.

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

 Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance, that are primarily related to and vary with the production of new business. Certain costs and expenses reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing in-force policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

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

                                                                          1996               1995               1994
                                                                      -----------        -----------        -----------
 Beginning balance                                                     $ 124,833          $ 133,388          $ 139,647
 Capitalized amounts                                                       5,077             13,708             12,517
 Interest accrued                                                         10,669             11,620             12,582
 Amortization                                                            (28,330)           (33,883)           (31,358)
                                                                      -----------        -----------        -----------
 Ending balance                                                        $ 112,249          $ 124,833          $ 133,388
                                                                      ===========        ===========        ===========

 The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                    1997      $12,547
                    1998        8,958
                    1999        8,474
                    2000        8,142
                    2001        7,811

 Investments: The Company's investments in fixed maturity and equity securities are classified as available-for-sale securities, which are carried at estimated fair value with unrealized gains and losses included in stockholder's equity. If a decline in value of a security is determined by management to be other-than-temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded in theas net realized investment gains (losses).

 During 1994, the Company classified certain of its investments as trading securities, which were carried at estimated fair value with unrealized gains and losses included in the statements of earnings. All securities that were classified as trading securities on November 1, 1994 were transferred to the available-for-sale classification at their respective estimated fair values on that date. The difference between the market value at November 1, 1994 and par value is being amortized into income based on the Company's premium amortization and discount accretion policies.

 For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of identified cost.

 Fixed maturity securities may contain securities which are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured corporate debt obligations that do not have a rating equivalent to Standard and Poor's (or similar rating agency) BBB or higher and are not guaranteed by an agency of the Federal government.

 The Company has outstanding certain interest rate swap contracts that are carried at estimated fair value and recorded as a component of fixed maturity securities. Interest income and realized and unrealized gains and losses are recorded on the same basis as fixed maturity securities available-for-sale.

 Mortgage loans are stated at unpaid principal balances, net of valuation allowances. Such valuation allowances are based on the decline in value expected to be realized on mortgage loans that may not be collectible in full. In establishing valuation allowances, management considers, among other things, the estimated fair value of the underlying collateral.

 The Company recognizes income from mortgage loans based on the cash payment interest rate of the loan, which may be different from the accrual interest rate of the loan for certain outstanding mortgage loans. The Company will recognize a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there is a difference between the cash payment interest rate and the accrual interest rate. For all loans the Company stops accruing income when an interest payment default either occurs or is probable. Impairments of mortgage loans are established as valuation allowances and recorded to net realized investment gains or losses.

 The Company has previously made commercial mortgage loans collateralized by real estate. The return on and the ultimate recovery of these loans are generally dependent on the successful operation, sale or refinancing of the real estate. The Company monitors the effects of current and expected real estate market conditions and other factors when assessing the collectibility of mortgage loans. When, in management's judgment, these assets are impaired, appropriate losses are recorded. Such estimates necessarily include assumptions, which may include anticipated improvements in selected market conditions for real estate, which may or may not occur. The more significant assumptions management considers involve estimates of the following: lease absorption and sales rate; real estate values and rates of return; operating expenses; required capital improvements; inflation; and sufficiency of any collateral independent of the real estate. Management believes that the carrying value approximates the fair value of these investments.

 Real estate held-for-sale, is stated at cost less valuation allowances and estimated selling costs.

 Policy loans on insurance contracts are stated at unpaid principal balances.

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

 The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Insurance companies are generally subject to taxes on premiums and in substantially all states are exempt from state income taxes.

 Separate Accounts: Separate Accounts are established in conformity with Arkansas State Insurance law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities.

 Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of policyholders, are shown as separate captions in the balance sheets.

 Statements of Cash Flows: For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 Reclassifications: To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 Financial instruments are carried at fair value or amounts that approximate the fair value. The carrying value of financial instruments as of December 31 were:

                                                                                        1996                   1995
                                                                                   --------------        --------------
  Assets:
   Fixed maturity securities:
    Securities (1)                                                                  $  3,301,858          $  3,807,310
    Interest rate swaps (2)                                                                 (270)                  560
                                                                                   --------------        --------------
      Total fixed maturity securities                                                  3,301,588             3,807,870
                                                                                   --------------        --------------

   Equity securities (1)                                                                  35,977                21,433
   Mortgage loans (3)                                                                     70,503               121,248
   Policy loans on insurance contracts (4)                                             1,092,071             1,039,267
   Cash and cash equivalents (5)                                                          94,991                48,924
   Separate Accounts assets (6)                                                        7,615,362             6,834,353
                                                                                   --------------       ---------------

  Total financial instruments recorded as assets                                    $ 12,210,492         $  11,873,095
                                                                                   ==============       ===============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow model, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1996 and 1995, securities without a readily ascertainable market value, having an amortized cost of $338,515, and $425,469, had an estimated fair value of $348,066, and $448,785, respectively.

 (2) Estimated fair values for the Company's interest rate swaps are based on a discounted cash flow model.

 (3) The estimated fair value of mortgage loans approximates the carrying value. See Note 1 for a discussion of the Company's valuation process.

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

 (6) Assets held in Separate Accounts are carried at quoted market values.

NOTE 3.   INVESTMENTS

 The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities as of December
 31 were:

                                                                                     1996
                                                  ------------------------------------------------------------------------
                                                       Cost /              Gross             Gross             Estimated
                                                     Amortized           Unrealized        Unrealized            Fair
                                                       Cost                Gains             Losses              Value
                                                  --------------      --------------     --------------     --------------
  Fixed maturity securities:
   Corporate debt securities                       $  2,652,225        $     67,590       $     11,765       $  2,708,050
   Mortgage-backed securities                           503,997              12,447              1,948            514,496
   U.S. Government and agencies                          54,386               2,303                158             56,531
   Foreign governments                                   18,111                 182                140             18,153
   Municipals                                             3,924                 434                  -              4,358
                                                  --------------      --------------     --------------     --------------

      Total fixed maturity securities              $  3,232,643        $     82,956       $     14,011       $  3,301,588
                                                  ==============      ==============     ==============     ==============


  Equity securities:
   Non-redeemable preferred stocks                 $     30,554        $      2,983       $         85       $     33,452
   Common stocks                                          2,434                  91                  -              2,525
                                                 ---------------      --------------     --------------     --------------

      Total equity securities                      $     32,988        $      3,074       $         85       $     35,977
                                                 ===============      ==============     ==============     ==============



                                                                                     1995
                                                  ------------------------------------------------------------------------
                                                       Cost /              Gross             Gross            Estimated
                                                     Amortized           Unrealized        Unrealized           Fair
                                                       Cost                Gains             Losses             Value
                                                  --------------      --------------     --------------     --------------

  Fixed maturity securities:
   Corporate debt securities                       $  2,917,628        $    138,159       $      7,526       $  3,048,261
   Mortgage-backed securities                           625,866              22,098                717            647,247
   U.S. Government and agencies                          95,002               6,061                  -            101,063
   Foreign governments                                    6,210                 280                  -              6,490
   Municipals                                             4,277                 532                  -              4,809
                                                  --------------      --------------     --------------     --------------

      Total fixed maturity securities              $  3,648,983        $    167,130       $      8,243       $  3,807,870
                                                  ==============      ==============     ==============     ==============

  Equity securities:
   Non-redeemable preferred stocks                 $     16,937        $      1,428       $        113       $     18,252
   Common stocks                                          2,746                 498                 63              3,181
                                                  --------------      --------------     --------------     --------------

      Total equity securities                      $     19,683        $      1,926       $        176       $     21,433
                                                  ==============      ==============     ==============     ==============

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996 by contractual maturity were:

                                                                                             Estimated
                                                                         Amortized              Fair
                                                                           Cost                 Value
                                                                       -------------      -------------
  Fixed maturity securities:
   Due in one year or less                                              $   270,571        $   271,303
   Due after one year through five years                                  1,486,819          1,521,334
   Due after five years through ten years                                   763,475            781,372
   Due after ten years                                                      207,781            213,083
                                                                       -------------      -------------
                                                                          2,728,646          2,787,092
   Mortgage-backed securities                                               503,997            514,496
                                                                       -------------      -------------

    Total fixed maturity securities                                     $ 3,232,643        $ 3,301,588
                                                                       =============      =============

 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1996 by rating agency equivalent were:

                                                                                             Estimated
                                                                          Amortized             Fair
                                                                            Cost                Value
                                                                       -------------      -------------
  AAA                                                                   $   716,749        $   730,513
  AA                                                                        181,962            185,000
  A                                                                         910,355            932,417
  BBB                                                                     1,245,457          1,272,901
  Non-investment grade                                                      178,120            180,757
                                                                       -------------      -------------

    Total fixed maturity securities                                     $ 3,232,643        $ 3,301,588
                                                                       =============      =============

 The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from securities classified as available-for-sale had actually been realized, with corresponding credits or charges reported directly to stockholder's equity. The following reconciles the net unrealized investment gain on investment securities classified as available-for-sale as of December 31:

                                                                             1996              1995
                                                                       -------------      -------------
  Assets:
   Fixed maturity securities                                            $    68,945        $   158,887
   Equity securities                                                          2,989              1,750
   Deferred policy acquisition costs                                         (4,630)           (17,041)
   Federal income taxes - deferred                                           (2,959)            (9,100)
   Separate Accounts assets                                                     168               (164)
                                                                       -------------      -------------
                                                                             64,513            134,332
                                                                       -------------      -------------

  Liabilities:
   Policyholders' account balances                                           59,017            117,432
                                                                       -------------      -------------

  Stockholder's equity:
   Net unrealized investment gain on investment securities              $     5,496        $    16,900
                                                                       =============      =============

 The Company has entered into interest rate swap contracts for the purpose of minimizing exposure to fluctuations in interest rates related to specific investment securities held.
 The notional amount of such swaps outstanding at December 31, 1996 and 1995 was approximately $9,000 and $30,000, respectively. The swaps were transacted with investment grade counterparties. As of December 31, 1996, the Company's interest rate swap contract was in a $270 unrealized loss position. There were no outstanding interest rate swaps in a loss position at December 31, 1995. During 1994, net realized investment gains of $470 were recorded in connection with interest rate swap activity. During 1996 and 1995, there were no realized investment gains or losses recorded.

 Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
 December 31 were:

                                                       1996               1995               1994
                                                  ------------        -----------        -----------
  Proceeds                                         $  834,120          $ 633,824          $ 864,095
  Gross realized investment gains                      19,078             14,196             11,091
  Gross realized investment losses                     10,749             10,813             11,026


 During 1994, $7,285 of unrealized holding losses from investment trading securities were recorded in net realized investment gains (losses).

 The Company owned investment securities with a carrying value of $27,726 and $28,166 that were deposited with insurance regulatory authorities at December 31, 1996 and 1995, respectively.

 At December 31, 1996 and 1995, the Company had invested $10,168 and $8,496 in Separate Accounts, including unrealized gains (losses) of $168 and $(164), respectively. The investments in Separate Accounts are for the purpose of providing original funding of certain mutual fund portfolios available as investment options to variable life and annuity policyholders.

 The Company's investment in mortgage loans are principally collateralized by commercial real estate. The largest concentrations of commercial real estate mortgage loans at December 31, 1996, as measured by the outstanding principal balance, are for properties located in Illinois ($27,877 or 32%), Rhode Island ($19,291 or 22%) and California ($11,953 or 14%).

 The carrying value and established valuation allowances of impaired mortgage loans on real estate as of December 31, 1996 and 1995 are:

                                                  1996              1995
                                              -----------       -----------
  Carrying value                               $  44,239         $  88,068
  Valuation allowance                             17,652            35,881


 Additional information on impaired loans for the years ended
 December 31 follows:

                                                 1996               1995             1994
                                              -----------       -----------      ------------
  Average investment in impaired loans         $   61,891        $ 123,949        $  112,043
  Interest income recognized (cash-basis)           4,848            5,482             6,542

 For the years ended December 31, 1996, 1995 and 1994, $28,555,
 $1,300 and $4,652, respectively, of real estate held-for-sale was acquired in satisfaction of debt.

 Net investment income arose from the following sources for the years ended December 31:

                                                  1996              1995             1994
                                               -----------      -----------      ------------
  Fixed maturity securities                     $ 266,916        $ 305,648        $  368,023
  Equity securities                                 1,876            1,329             2,408
  Mortgage loans                                    9,764           12,250            15,014
  Real estate held-for-sale                           563              153               406
  Policy loans on insurance contracts              56,512           53,576            50,232
  Cash and cash equivalents                         6,710            8,463             5,936
  Other                                               899            1,753              (447)
                                               -----------      -----------      ------------

  Gross investment income                         343,240          383,172           441,572
  Less investment expenses                         (6,579)          (7,006)           (8,036)
                                               -----------      -----------      ------------

  Net investment income                         $ 336,661        $ 376,166        $  433,536
                                               ===========      ===========      ============

 Net realized investment gains (losses), including changes in valuation allowances for the years ended December 31:

                                                   1996            1995              1994
                                               -----------      -----------      ------------
  Fixed maturity securities                     $   4,690        $   1,908        $  (13,314)
  Equity securities                                 3,639            1,475               910
  Investment in Separate Accounts                     106             (369)                -
  Mortgage loans                                      599              334            (4,967)
  Real estate held-for-sale                          (171)           1,177             2,828
  Cash and cash equivalents                            (1)               -                 -
                                               -----------      -----------       -----------

  Net realized investment gains (losses)        $   8,862        $   4,525         $ (14,543)
                                               ===========      ===========       ===========

 The following is a reconciliation of the change in valuation allowances that have been recorded to reflect other-than-temporary declines in estimated fair value of mortgage loans and real estate held-for-sale for the years ended December 31:

                                                    Balance at         Additions                             Balance at
                                                    Beginning          Charged to           Write -             End
                                                     of Year           Operations           Downs             of Year
                                                  ------------        ------------       -----------        -----------
  Mortgage loans:
       1996                                        $   35,881          $       -          $  18,229          $  17,652
       1995                                            40,070                  -              4,189             35,881
       1994                                            45,924              4,966             10,820             40,070

  Real estate held-for-sale:
       1996                                            2,200                   -                  -              2,200
       1995                                            5,766                   -              3,566              2,200
       1994                                            7,628                   -              1,862              5,766

 The Company held investments at December 31, 1996 of $1,182 which have been non-income producing for the preceding twelve months.

 During 1994, the Company committed to participate in a limited partnership that invests in leveraged transactions. As of December 31, 1996, $2,027 has been advanced towards the Company's $10,000 commitment to the limited partnership.

NOTE 4.   FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on earnings before income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                                           1996              1995               1994
                                                                      -----------        -----------        -----------
  Provision for income taxes computed at Federal statutory rate        $  41,048          $  41,575          $  31,459

  Increase (decrease) in income taxes resulting from:
    Release of policyholders' surplus                                          -              1,991                  -
    Tax deductible interest                                                    -               (718)                 -
    Dividend received deduction                                           (3,135)              (532)            (7,363)
    Other                                                                    (21)               (13)              (218)
                                                                      -----------        -----------        -----------

  Federal income tax provision                                         $  37,892          $  42,303          $  23,878
                                                                      ===========        ===========        ===========

 The Federal statutory rate for each of the three years in the period ended December 31, 1996 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                          1996               1995               1994
                                                                      -----------        -----------        -----------
  Deferred policy acquisition costs                                    $  (5,770)         $  (2,179)         $   6,416
  Policyholders' account balances                                         15,004                 66              5,322
  Liability for guaranty fund assessments                                    760                249               (153)
  Investment adjustments                                                   5,122              5,563              3,276
  Other                                                                      (38)               269            (13,486)
                                                                      ------------       -----------        -----------

  Deferred Federal income tax provision                                $   15,078         $   3,968          $   1,375
                                                                      ============       ===========        ===========

Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                                          1996               1995
                                                                      -----------        -----------
  Deferred tax assets:
   Policyholders' account balances                                     $  79,083          $  94,087
   Investment adjustments                                                  5,671             10,793
   Liability for guaranty fund assessments                                 6,571              7,331
                                                                      -----------        -----------

      Total deferred tax assets                                           91,325            112,211
                                                                      ===========        ===========

  Deferred tax liabilities:
   Deferred policy acquisition costs                                      91,092             96,862
   Net unrealized investment gain on investment securities                 2,959              9,100
   Other                                                                   3,988              4,027
                                                                      -----------        -----------

      Total deferred tax liabilities                                      98,039            109,989
                                                                      -----------        -----------

      Net deferred tax asset (liability)                               $  (6,714)         $   2,222
                                                                      ===========        ===========

 The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.

NOTE 5.   RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $43,515, $41,729 and $43,497 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $988, $1,310 and $679 for 1996, 1995 and 1994, respectively.

 The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $2,279, $2,635 and $2,732 for 1996, 1995 and 1994, respectively.

 MLAM and MLIG have entered into an agreement with respect to administrative services for the Merrill Lynch Series Fund, Inc. ("Series Fund") and Merrill Lynch Variable Series Funds, Inc. ("Variable Series Funds"). The Company invests in the various mutual fund portfolios of the Series Fund and the Variable Series Funds in connection with the variable life and annuities the Company has in-force. Under this agreement, MLAM pays compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Series Fund and the Variable Series Funds to MLAM. The Company received from MLIG its allocable share of such compensation in the amount of $16,514, $13,293 and $12,600 during 1996, 1995 and
 1994, respectively.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $42,639, $43,984 and $84,231 for 1996, 1995 and 1994, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

 The Company has entered into interest rate swap contracts with Merrill Lynch Capital Services, Inc. ("MLCS") with a guarantee from Merrill Lynch & Co. As of December 31, 1996 and 1995, the notional amount of such interest rate swap contracts outstanding was $9,000 and $10,000, respectively. During 1994, the Company and MLCS terminated certain interest rate swap contracts resulting in the Company paying a net consideration of $2,043. Net interest received from these interest rate swap contracts was $(117), $256, and $782 for 1996, 1995 and 1994,
 respectively.

NOTE 6.   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 During 1996, 1995, and 1994 the Company paid dividends of $175,000, $100,000, and $150,000, respectively, to MLIG. Of these stockholder's dividends, $175,000, $73,757, and $112,779, respectively, were extraordinary dividends as defined by Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance Commissioner.

 At December 31, 1996 and 1995, approximately $24,970 and $30,195, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 1996 and 1995, was $251,697 and $303,950,
 respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principles utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes, and valuing securities on a different basis. The Company's statutory net income for 1996, 1995 and 1994 was $93,532, $121,451 and $42,382, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. As of December 31, 1996 and 1995, based on the RBC formula, the Company's total adjusted capital level was 403% and 395%, respectively, of the minimum amount of capital required to avoid regulatory action.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

 State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). During 1991, and to a lesser extent 1992, there were certain highly publicized life insurance insolvencies. The Company has utilized public information to estimate what future assessments it will incur as a result of these insolvencies. At December 31, 1996 and 1995, the Company has established an estimated liability for future guaranty fund assessments of $18,773 and $21,144, respectively. The Company regularly monitors public information regarding insurer insolvencies and will adjusts its estimated liability as appropriate.

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

                                           Merrill Lynch Life Insurance Company
                                           -------------------------------------
                                           (Registrant)

Date: March 26, 1997                       By:  /s/ Joseph E. Crowne, Jr.
                                               ---------------------------------
                                               Joseph E. Crowne, Jr.
                                               Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                  Date
---------                                  -----                                  ----
            *                              Chairman of the Board, President        March 26, 1997
----------------------------               and Chief Executive Officer             --------------
Anthony J. Vespa


/s/ Joseph E. Crowne, Jr.                  Director, Senior Vice President,        March 26, 1997
----------------------------               Chief Financial Officer, Chief          --------------
Joseph E. Crowne, Jr.                      Actuary and Treasurer



/s/ Barry G. Skolnick                      Director, Senior Vice President and     March 26, 1997
----------------------------               General Counsel*                        --------------
Barry G. Skolnick


           *                               Director, Senior Vice President and     March 26, 1997
----------------------------               Chief Investment Officer                --------------
David M. Dunford

           *                               Director and Senior Vice President      March 26, 1997
----------------------------                                                       --------------
Gail R. Farkas

*Signing in his own capacity and as Attorney-in-Fact.

Supplemental Information to be Furnished with Reports Filed Pursuant Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

         No annual report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holder.

                                 EXHIBIT INDEX

Exhibit No.          Description                                    Location
-----------          -----------                                   ---------
2.1                  Merrill Lynch Life Insurance Company Board     Incorporated by reference to Exhibit 2.1,
                     of Directors Resolution in Connection with     filed September 5, 1991, as part of
                     the Merger between Merrill Lynch Life          Post-Effective Amendment No. 4 to the
                     Insurance Company and Tandem Insurance         Registrant's registration statement on
                     Group, Inc.                                    Form S-1, File No. 33-26322.

2.2                  Plan and Agreement of Merger between           Incorporated by reference to Exhibit 2.1a,
                     Merrill Lynch Life Insurance Company and       filed September 5, 1991, as part of
                     Tandem Insurance Group, Inc.                   Post-Effective Amendment No. 4 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

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





4.4                  Qualified Retirement Plan Certificate,         Incorporated by reference to Exhibit 4.4
                     ML-AY-373.                                     to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.

4.4a                 Qualified Retirement Plan Certificate,         Incorporated by reference to Exhibit 4.4a,
                     ML-AY-373 KS.                                  filed March 9, 1990, as part of
                                                                    Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

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

4.8                  Tax-Sheltered Annuity Endorsement,             Incorporated by reference to Exhibit 4.8
                     ML-AY-366.                                     to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.


4.8a                 Tax-Sheltered Annuity Endorsement,             Incorporated by reference to Exhibit 4.8a,
                     ML-AY-366 190.                                 filed March 9, 1990, as part of
                                                                    Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

4.8b                 Tax-Sheltered Annuity Endorsement,             Incorporated by reference to Exhibit
                     ML-AY-366 1096.                                4(h)(3), filed March 27, 1997, as part of
                                                                    Post-Effective Amendment No. 2 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-58303.

4.9                  Qualified Retirement Plan Endorsement,         Incorporated by reference to Exhibit 4.9
                     ML-AY-364.                                     to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-26322, filed
                                                                    January 3, 1989.





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

10.2                 General Agency Agreement between Merrill       Incorporated by reference to Exhibit 10.2,
                     Lynch Life Insurance Company and Merrill       filed February 23, 1989, as part of
                     Lynch Life Agency, Inc.                        Pre-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.





10.3                 Service Agreement among Merrill Lynch          Incorporated by reference to Exhibit 10.3,
                     Insurance Group, Family Life Insurance         filed March 13, 1991, as part of
                     Company and Merrill Lynch Life Insurance       Post-Effective Amendment No. 2 to the
                     Company.                                       Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

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

10.4                 Indemnity Reinsurance Agreement between        Incorporated by reference to Exhibit 10.4,
                     Merrill Lynch Life Insurance Company and       filed March 13, 1991, as part of
                     Family Life Insurance Company.                 Post-Effective Amendment No. 2 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.

10.5                 Assumption Reinsurance Agreement Between        Incorporated by reference to Exhibit 10.6,
                     Merrill Lynch Life Insurance Company,          filed April 24, 1991, as part of
                     Tandem Insurance Group, Inc. and Royal         Post-Effective Amendment No. 3 to the
                     Tandem Life Insurance Company and Family       Registrant's registration statement on
                     Life Insurance Company.                        Form S-1, File No. 33-26322.





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

10.9                 Amendment No. 1 to Indemnity Reinsurance       Incorporated by reference to Exhibit 10.5,
                     Agreement between Family Life Insurance        filed April 24, 1991, as part of
                     Company and Merrill Lynch Life Insurance       Post-Effective Amendment No. 3 to the
                     Company.                                       Registrant's registration statement on
                                                                    Form S-1, File No. 33-26322.


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

24.3                 Power of attorney of Barry G. Skolnick.        Incorporated by reference to Exhibit 24(e)
                                                                    to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-58303, filed
                                                                    March 29, 1995.

24.4                 Power of attorney of Anthony J. Vespa.         Incorporated by reference to Exhibit 24(f)
                                                                    to the Registrant's registration statement
                                                                    on Form S-1, File No. 33-58303, filed
                                                                    March 29, 1995.

24.5                 Power of attorney of                           Incorporated by reference to Exhibit 24(g)
                     Gail R. Farkas                                 to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-58303, filed March
                                                                    26, 1996.

99.1                 Preliminary prospectus contained in Post-      Exhibit 99.1
                     Effective Amendment No. 2 to the
                     Registrant's registration statement,
                     filed March 27, 1997, pursuant to the
                     Securities Act of 1933, File No.
                     33-58303.





