Form 10-Q
period 1997-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1997-05-14
CIK 845091

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997
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

Item 1. Financial Statements.



MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                                          March 31,                  December 31,
                                                                                            1997                         1996
                                                                                       ---------------             ---------------
ASSETS

INVESTMENTS:
Fixed maturity securities, at estimated fair value
 (amortized cost:  1997 - $3,120,200; 1996 - $3,232,643)                                $   3,139,079               $   3,301,588
Equity securities, at estimated fair value
 (cost:  1997 - $35,162; 1996 - $32,988)                                                       35,609                      35,977
Mortgage loans                                                                                 40,476                      70,503
Real estate held-for-sale                                                                      28,851                      28,851
Policy loans on insurance contracts                                                         1,095,068                   1,092,071
                                                                                       ---------------             ---------------
 Total Investments                                                                          4,339,083                   4,528,990


CASH AND CASH EQUIVALENTS                                                                     183,561                      94,991
ACCRUED INVESTMENT INCOME                                                                      86,730                      86,186
DEFERRED POLICY ACQUISITION COSTS                                                             368,007                     366,461
FEDERAL INCOME TAXES - DEFERRED                                                                    61                           -
REINSURANCE RECEIVABLES                                                                         3,618                       2,642
OTHER ASSETS                                                                                   56,764                      42,861
SEPARATE ACCOUNTS ASSETS                                                                    7,665,673                   7,615,362
                                                                                       ---------------             ---------------

TOTAL ASSETS                                                                            $  12,703,497               $  12,737,493
                                                                                       ===============             ===============











See notes to financial statements                                (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                          March 31,                 December 31,
                                                                                             1997                       1996
                                                                                       ---------------             ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
POLICY LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                                       $   4,389,720               $   4,480,048
  Claims and claims settlement expenses                                                        44,644                      39,666
                                                                                       ---------------             ---------------
   Total policy liabilities and accruals                                                    4,434,364                   4,519,714

OTHER POLICYHOLDER FUNDS                                                                       17,468                      19,420
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                                        18,210                      18,773
FEDERAL INCOME TAXES - DEFERRED                                                                     -                       6,714
FEDERAL INCOME TAXES - CURRENT                                                                 12,934                      20,968
AFFILIATED PAYABLES - NET                                                                      12,527                       6,164
OTHER LIABILITIES                                                                              43,704                      50,726
SEPARATE ACCOUNTS LIABILITIES                                                               7,663,945                   7,605,194
                                                                                       ---------------             ---------------
   Total Liabilities                                                                       12,208,593                  12,247,673
                                                                                       ---------------             ---------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                                          2,000                       2,000
 Additional paid-in capital                                                                   402,937                     402,937
 Retained earnings                                                                             99,004                      79,387
 Net unrealized gain (loss) on investment securities available-for-sale                        (3,596)                      5,496
                                                                                       ---------------             ---------------
  Total Stockholder's Equity                                                                  500,345                     489,820
                                                                                       ---------------             ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $  12,703,497               $  12,737,493
                                                                                       ===============             ===============

See notes to financial statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                       -------------------------------------------
                                                                                             1997                        1996
                                                                                       ---------------             ---------------
REVENUES:
 Investment revenue:
  Net investment income                                                                 $      79,638               $      86,909
  Net realized investment gains                                                                 5,785                       6,728
 Policy charge revenue                                                                         41,116                      38,958
                                                                                       ---------------             ---------------
   Total Revenues                                                                             126,538                     132,595
                                                                                       ---------------             ---------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                                          53,106                      61,598
 Market value adjustment expense                                                                  943                       3,631
 Policy benefits (net of reinsurance recoveries:  1997 - $2,937;
  1996 - $2,113)                                                                                6,756                       5,529
 Reinsurance premium ceded                                                                      4,360                       3,761
 Amortization of deferred policy acquisition costs                                             21,924                      16,944
 Insurance expenses and taxes                                                                  11,777                      12,008
                                                                                       ---------------             ---------------
   Total Benefits and Expenses                                                                 98,866                     103,471
                                                                                       ---------------             ---------------

   Earnings Before Federal Income Tax Provision                                                27,673                      29,124

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                                        9,934                       7,134
 Deferred                                                                                      (1,879)                      1,553
                                                                                       ---------------             ---------------
   Total Federal Income Tax Provision                                                           8,055                       8,687
                                                                                       ---------------             ---------------
NET EARNINGS                                                                            $      19,617               $      20,437
                                                                                       ===============             ===============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                        Net
                                                                  Additional                         unrealized          Total
                                                  Common           paid-in           Retained        investment      stockholder's
                                                  stock            capital           earnings        gain (loss)        equity
                                              ------------      ------------      ------------      ------------     -------------
BALANCE, JANUARY 1, 1995                       $    2,000        $  501,455        $   76,482        $   16,900       $   596,837

 Dividend to Parent                                                 (98,518)          (76,482)                           (175,000)

 Net earnings                                                                          79,387                              79,387

 Net unrealized investment loss                                                                         (11,404)          (11,404)
                                              ------------      ------------      ------------       -----------     -------------
BALANCE, DECEMBER 31, 1996                          2,000           402,937            79,387             5,496           489,820

 Net earnings                                                                          19,617                              19,617

 Net unrealized investment loss                                                                          (9,092)           (9,092)
                                              ------------      ------------      ------------      ------------     -------------
BALANCE, MARCH 31, 1997                        $    2,000        $  402,937        $   99,004        $   (3,596)      $   500,345
                                              ============      ============      ============      ============     =============









See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                       -------------------------------------------
                                                                                             1997                        1996
                                                                                       ---------------             ---------------
OPERATING ACTIVITIES:
 Net earnings                                                                           $      19,617               $      20,437
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                                           21,924                      16,944
   Capitalization of policy acquisition costs                                                 (15,739)                    (10,371)
   Amortization, (accretion) and depreciation of investments                                     (681)                     (1,336)
   Net realized investment gains                                                               (5,785)                     (6,728)
   Interest credited to policyholders' account balances                                        53,106                      61,598
   Provision for deferred Federal income tax                                                   (1,879)                      1,553
   Changes in operating assets and liabilities:
    Accrued investment income                                                                    (544)                     (1,832)
    Affiliated payables                                                                         6,363                       3,923
    Claims and claims settlement expenses                                                       4,978                       5,433
    Federal income taxes - current                                                             (8,034)                      3,101
    Other policyholder funds                                                                   (1,952)                     (2,464)
    Liability for guaranty fund assessments                                                      (563)                     (1,448)
   Policy loans on insurance contracts                                                         (2,997)                     (9,952)
   Other, net                                                                                 (21,901)                      4,032
                                                                                       ---------------             ---------------
    Net cash and cash equivalents provided by operating activities                             45,913                      82,890
                                                                                       ---------------             ---------------
INVESTING ACTIVITIES:
 Sale of available-for-sale securities                                                        187,883                     334,649
 Maturities of available-for-sale securities                                                  198,900                     154,340
 Purchases of available-for-sale  securities                                                 (270,912)                   (305,408)
 Mortgage loans principal payments received                                                    30,027                         275
 Sales of real estate held-for-sale                                                                 -                       2,857
 Recapture of investment in Separate Accounts                                                   9,221                       5,323
 Investment in Separate Accounts                                                                  (21)                       (226)
                                                                                       ---------------             ---------------
       Net cash and cash equivalents provided by investing activities                         155,098                     191,810
                                                                                       ---------------             ---------------





See notes to financial statements              (continued)

(continued)
MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                                    Three Months Ended
                                                                                                          March 31,
                                                                                       -------------------------------------------
                                                                                             1997                        1996
                                                                                       ---------------             ---------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                              $     216,319               $     121,566
  Withdrawals (net of transfers to/from Separate Accounts)                                   (328,760)                   (288,604)
                                                                                       ---------------             ---------------
   Net cash and cash equivalents used by financing activities                                (112,441)                   (167,038)
                                                                                       ---------------             ---------------
NET INCREASE (DECREASES) IN CASH AND
    CASH EQUIVALENTS                                                                           88,570                     107,662

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                             94,991                      48,924
                                                                                       ---------------             ---------------
 End of period                                                                          $     183,561               $     156,586
                                                                                       ===============             ===============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                                  $      17,968               $       4,033
  Intercompany interest                                                                           175                         295






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

The condensed financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K ("1996 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1997 and December 31, 1996, was $274 million and $252 million, respectively. For the three month periods ended March 31, 1997 and 1996, statutory net income was $18 million and $20 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain (loss) recorded in stockholder's equity at March 31, 1997 and December 31, 1996:

                                                     1997             1996
                                                 ------------     ------------
                                                         (In Thousands)

 Assets:
  Fixed maturity securities available-for-sale    $   18,879       $   68,945
  Equity securities available-for-sale                   447            2,989
  Deferred policy acquisition costs                    3,101           (4,630)
  Federal income taxes - deferred                      1,937           (2,959)
  Separate Account Assets                                 64              168
                                                 ------------     ------------
                                                      24,428           64,513
                                                 ------------     ------------
 Liabilities:
  Policyholders' account balances                     28,024           59,017
                                                 ------------     ------------
 Stockholder's equity:
  Net unrealized gain (loss) on investment
   securities available-for-sale                  $   (3,596)      $    5,496
                                                 ============     ============

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1996 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations filed in the 1996 Report.

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

New life insurance premiums and annuity deposits received in the first three months of 1997 and 1996 were $216 million and $122 million, respectively. New variable annuity sales increased $82 million as a result of enhanced sales efforts, during the first quarter 1997, introducing five new externally managed funds and an index fund managed by Merrill Lynch Asset Management, L.P. New variable life sales as measured by premiums increased $11 million during the first quarter 1997 as compared to the first quarter 1996. The implementation of Merrill Lynch & Co.'s financial plans containing a recommendation that the purchase of life insurance may help resolve an identified need has, in management's view, contributed to the growth in variable life premiums.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1997, the Company's assets included $2.9 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1997, approximately $191 million (6.1%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Results of Operations

For both three month periods ended March 31, 1997 and 1996, the Company reported net earnings of $20 million.

Net investment income and interest credited to policyholders' account balances for the three months ended March 31, 1997 as compared to the same period in 1996 have declined by approximately $7 million and $8 million, respectively, resulting in a $1 million increase in interest spread. The reductions in net investment income are primarily a result of the fourth quarter 1996 stockholder dividend payments and the declining fixed rate contracts in-force. The reductions in interest credited to policyholders' account balances are primarily attributable to the declining fixed rate contracts in-force.

Net realized investment gains decreased approximately $1 million during the current three month period as compared to the same period during 1996. The decrease is primarily attributable to reduced sales activity in the available-for-sale portfolio resulting from decreased surrender activity in the modified guaranteed annuity portfolio due to interest rates being, on average, 69 basis points higher during the first quarter 1997 as compared to the first quarter 1996.

Policy charge revenue increased approximately $2 million during the current three month period as compared to the same period in 1996 as a result of the increase in policyholders' variable annuity account balances.

Amortization of deferred policy acquisition costs increased $5 million during the current period as compared to the same period during 1996. The increase in amortization is primarily attributable to revised future gross profit assumptions associated with management's decision to pay trail commissions on certain in-force life insurance contracts.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has decreased $3 million during the current three month period as compared to the same period during 1996 primarily as a result of decreased surrender activity in a higher interest rate environment during 1997 as compared to 1996.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE

                                       -----------------------------------------

                                              Joseph E. Crowne
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 13, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule