Form 10-Q
period 1997-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1997-08-14
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


                                                                              June 30,            December 31,
                                                                                1997                  1996
                                                                           --------------        --------------
ASSETS

INVESTMENTS:
    Fixed maturity securities, at estimated fair value
     (amortized cost:  1997 - $3,124,356; 1996 - $3,232,643)                $  3,181,788          $  3,301,588
    Equity securities, at estimated fair value
     (cost:  1997 - $42,462; 1996 - $32,988)                                      43,165                35,977
    Mortgage loans                                                                30,579                70,503
    Real estate held-for-sale                                                     28,851                28,851
    Policy loans on insurance contracts                                        1,094,917             1,092,071
                                                                           --------------        --------------
       Total Investments                                                       4,379,300             4,528,990


CASH AND CASH EQUIVALENTS                                                        166,737                94,991
ACCRUED INVESTMENT INCOME                                                         85,597                86,186
DEFERRED POLICY ACQUISITION COSTS                                                362,863               366,461
FEDERAL INCOME TAXES - DEFERRED                                                    3,504                     -
REINSURANCE RECEIVABLES                                                            4,327                 2,642
OTHER ASSETS                                                                      44,661                42,861
SEPARATE ACCOUNTS ASSETS                                                       8,599,545             7,615,362
                                                                           --------------        --------------
TOTAL ASSETS                                                                $ 13,646,534          $ 12,737,493
                                                                           ==============        ==============



See notes to financial statements.                             (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, except per share amounts) (Unaudited)


                                                                              June 30,            December 31,
                                                                                1997                  1996
                                                                           --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                          $  4,325,377          $  4,480,048
   Claims and claims settlement expenses                                          51,254                39,666
                                                                           --------------        --------------
          Total policy liabilities and accruals                                4,376,631             4,519,714

 OTHER POLICYHOLDER FUNDS                                                         19,537                19,420
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                          16,423                18,773
 FEDERAL INCOME TAXES - DEFERRED                                                       -                 6,714
 FEDERAL INCOME TAXES - CURRENT                                                   34,267                20,968
 AFFILIATED PAYABLES - NET                                                         2,036                 6,164
 OTHER LIABILITIES                                                                64,313                50,726
 SEPARATE ACCOUNTS LIABILITIES                                                 8,599,545             7,605,194
                                                                           --------------        --------------
          Total Liabilities                                                   13,112,752            12,247,673
                                                                           --------------        --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                             2,000                 2,000
 Additional paid-in capital                                                      402,937               402,937
 Retained earnings                                                               118,866                79,387
 Net unrealized gain on investment securities available-for-sale                   9,979                 5,496
                                                                           --------------        --------------
   Total Stockholder's Equity                                                    533,782               489,820
                                                                           --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $ 13,646,534          $ 12,737,493
                                                                           ==============        ==============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)



                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                1997                  1996
                                                                           --------------        --------------
REVENUES:
 Investment revenue:
  Net investment income                                                     $    158,082          $    171,603
  Net realized investment gains                                                    6,920                 7,720
 Policy charge revenue                                                            83,345                78,026
                                                                           --------------        --------------
   Total Revenues                                                                248,347               257,349
                                                                           --------------        --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                            105,775               120,704
 Market value adjustment expense                                                   1,655                 4,504
 Policy benefits (net of reinsurance recoveries:  1997 - $7,263;
  1996 - $4,434)                                                                  13,702                10,897
 Reinsurance premium ceded                                                         8,841                 7,679
 Amortization of deferred policy acquisition costs                                36,568                32,638
 Insurance expenses and taxes                                                     23,692                23,457
                                                                           --------------        --------------
   Total Benefits and Expenses                                                   190,233               199,879
                                                                           --------------        --------------

   Earnings Before Federal Income Tax Provision                                   58,114                57,470

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                          31,267                 2,052
 Deferred                                                                        (12,632)               15,536
                                                                           --------------        --------------
   Total Federal Income Tax Provision                                             18,635                17,588
                                                                           --------------        --------------
NET EARNINGS                                                                $     39,479          $     39,882
                                                                           ==============        ==============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                                  Three Months Ended
                                                                                        June 30,
                                                                           -----------------------------------
                                                                                1997                  1996
                                                                           --------------        -------------
REVENUES:
 Investment revenue:
  Net investment income                                                     $     78,444          $    84,694
  Net realized investment gains                                                    1,135                  992
 Policy charge revenue                                                            42,229               39,068
                                                                           --------------        -------------
   Total Revenues                                                                121,808              124,754
                                                                           --------------        -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                             52,669               59,106
 Market value adjustment expense                                                     712                  873
 Policy benefits (net of reinsurance recoveries:  1997 - $4,326;
  1996 - $2,321)                                                                   6,946                5,368
 Reinsurance premium ceded                                                         4,481                3,918
 Amortization of deferred policy acquisition costs                                14,644               15,694
 Insurance expenses and taxes                                                     11,915               11,449
                                                                           --------------        -------------
   Total Benefits and Expenses                                                    91,367               96,408
                                                                           --------------        -------------

   Earnings Before Federal Income Tax Provision                                   30,441               28,346

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                          21,333               (5,082)
 Deferred                                                                        (10,753)              13,983
                                                                           --------------        -------------
   Total Federal Income Tax Provision                                             10,580                8,901
                                                                           --------------        -------------
NET EARNINGS                                                                $     19,861          $    19,445
                                                                           ==============        =============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                        Net
                                                                 Additional                          unrealized          Total
                                                 Common           paid-in           Retained         investment       stockholder's
                                                  stock           capital           earnings         gain (loss)         equity
                                             --------------    --------------    --------------    --------------    --------------
BALANCE, JANUARY 1, 1995                      $      2,000      $    501,455      $     76,482      $     16,900      $    596,837

 Dividend to Parent                                                  (98,518)          (76,482)                           (175,000)

 Net earnings                                                                           79,387                              79,387

 Net unrealized investment loss                                                                          (11,404)          (11,404)
                                             --------------    --------------    --------------    --------------    --------------
BALANCE, DECEMBER 31, 1996                           2,000           402,937            79,387             5,496           489,820

 Net earnings                                                                           39,479                              39,479

 Net unrealized investment gain                                                                            4,483             4,483
                                             --------------    --------------    --------------    --------------    --------------
BALANCE, JUNE 30, 1997                        $      2,000      $    402,937      $    118,866      $      9,979      $    533,782
                                             ==============    ==============    ==============    ==============    ==============




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                 1997                 1996
                                                                           --------------        --------------
OPERATING ACTIVITIES:
 Net earnings                                                               $     39,479          $     39,882
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                              36,568                32,638
   Capitalization of policy acquisition costs                                    (32,379)              (20,843)
   Amortization, (accretion) and depreciation of investments                      (1,553)               (2,540)
   Net realized investment gains                                                  (6,920)               (7,720)
   Interest credited to policyholders' account balances                          105,775               120,704
   Provision for deferred Federal income tax                                     (12,632)               15,536
   Changes in operating assets and liabilities:
    Accrued investment income                                                        589                   (99)
    Claims and claims settlement expenses                                         11,588                 6,297
    Federal income taxes - current                                                13,299                (1,981)
    Other policyholder funds                                                         117                 1,911
    Liability for guaranty fund assessments                                       (2,350)                 (482)
    Affiliated payables                                                           (4,128)                2,912
   Policy loans on insurance contracts                                            (2,846)              (23,865)
   Other, net                                                                     10,104               (11,559)
                                                                           --------------        --------------
      Net cash and cash equivalents provided by operating activities             154,711               150,791
                                                                           --------------        --------------
INVESTING ACTIVITIES:
 Sale of available-for-sale securities                                           317,511               479,313
 Maturities of available-for-sale securities                                     300,114               299,314
 Purchases of available-for-sale securities                                     (511,341)             (562,933)
 Mortgage loans principal payments received                                       39,924                 1,106
 Sales of real estate held-for-sale                                                    -                 2,567
 Recapture of investment in Separate Accounts                                     11,026                 5,323
 Investment in Separate Accounts                                                     (21)                 (285)
                                                                           --------------        --------------
       Net cash and cash equivalents provided by investing activities            157,213               224,405
                                                                           --------------        --------------




See notes to financial statements.                    (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           ------------------------------------
                                                                                1997                  1996
                                                                           --------------        --------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                  $    519,177          $    259,314
  Withdrawals (net of transfers to/from Separate Accounts)                      (759,355)             (568,921)
                                                                           --------------        --------------
   Net cash and cash equivalents used by financing activities                   (240,178)             (309,607)
                                                                           --------------        --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         71,746                65,589

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                94,991                48,924
                                                                           --------------        --------------
 End of period                                                              $    166,737          $    114,513
                                                                           ==============        ==============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                      $     17,968          $      4,033
  Intercompany interest                                                              369                   547


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

The unaudited condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three-month and six-month periods ended June 30, 1997 and 1996 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K ("1996 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1997 and December 31, 1996, was $303 million and $252 million, respectively. For the six month periods ended June 30, 1997 and 1996, statutory net income was $47 million and $44 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as available-for-sale and are recorded at fair value. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with investments classified as available-for-sale. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at June 30, 1997 and December 31, 1996:

                                                1997         1996
                                             ----------   ----------

                                                  (In Thousands)

 Assets:
  Fixed maturity securities                   $ 57,432     $ 68,945
  Equity securities                                703        2,989
  Cash and cash equivalents                          5            -
  Deferred policy acquisition costs             (4,039)      (4,630)
  Federal income taxes - deferred               (5,373)      (2,959)
  Separate Account Assets                            -          168
                                             ----------   ----------
                                                48,728       64,513
                                             ----------   ----------
 Liabilities:
  Policyholders' account balances               38,749       59,017
                                             ----------   ----------
 Stockholder's equity:
  Net unrealized gain on investment
    securities available-for-sale             $  9,979     $  5,496
                                             ==========   ==========

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

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1997 and 1996, with additional information on the three month periods presented where appropriate.

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

Life insurance premiums and annuity deposits received in the first six months of 1997 and 1996 were $567 million and $333 million, respectively. New variable annuity sales increased $244 million during 1997, as a result of enhanced sales efforts related to the Company's introduction of five new investment options managed by entities not affiliated with Merrill Lynch & Co. and an index fund managed by Merrill Lynch Asset Management, LP. Management also attributes the increase in variable annuity sales to the generally rising equity markets during the past two and a half years. New variable life sales as measured by premiums increased $15 million during the first six months of 1997 as compared to the same period in 1996. Management attributes this increase to Merrill Lynch & Co.'s planning based financial management program for individual investors. The financial plans developed from this program include an analysis of financial needs which may include identification of a need which can be addressed through the purchase of life insurance. The implementation of these plans has, in management's view, contributed to the growth in variable life premiums. Partially offsetting the increase in new variable life and annuity sales was the anticipated reduction of $26 million in internal tax free exchanges of maturing fixed products during the first six months of 1997 compared to the same period in 1996.

During the first six months of 1997, separate account assets increased $984 million (13%) to $8.6 billion. The increase is attributable to two factors. First, the separate accounts benefited from strong fund performance associated with the generally rising equity markets. During the first six months of 1997, the separate accounts increased $790 million due to price appreciation in the underlying funds supporting the variable products. Second, net cash flow for variable products, during the same period, increased $204 million due to significantly
increased sales.   Partially offsetting these increases was the
$10 million repayment of the general account's investment in the separate account.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1997, the Company's assets included $2.9 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1997, approximately $208 million (6.5%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Results of Operations

For the six month periods ended June 30, 1997 and 1996, the Company reported net earnings of $39 million and $40 million, respectively. For the three month periods ended June 30, 1997 and 1996, the Company reported net earnings of $20 million and $19 million, respectively.

Net investment income and interest credited to policyholders' account balances for the six months ended June 30, 1997 as compared to the same period in 1996 have declined by approximately $14 million and $15 million, respectively, resulting in a $1 million increase in interest spread. The reductions in net investment income are primarily a result of the fourth quarter 1996 stockholder dividend payments and the declining fixed rate contracts in-force. The reductions in interest credited to policyholders' account balances are primarily attributable to the declining fixed rate contracts in-force.

Net realized investment gains decreased approximately $1 million during the current six month period as compared to the same period during 1996. The decrease is primarily attributable to reduced sales activity of investment securities as a result of decreased modified guaranteed annuity surrender activity. Management attributes the decrease in surrender activity to interest rates being, on average, 33 basis points higher during the six month period ended June 30, 1997 as compared to the same period in 1996.

Policy charge revenue increased approximately $5 million during the current six month period as compared to the same period in 1996 primarily as a result of the increase in policyholders' variable annuity account balances.

Policy benefits increased approximately $3 million to $14 million during the current six month period from $11 million in the same period during 1996. The increase is primarily due to the increase in average mortality during 1997.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has decreased $3 million during the current six month period as compared to the same period during 1996 primarily as a result of decreased surrender activity in a higher interest rate environment during 1997 as compared to 1996.

Amortization of deferred policy acquisition costs increased $4 million during the current period as compared to the same period during 1996. The increase in amortization is primarily attributable to revised future gross profit assumptions associated with management's decision to pay trail commissions on certain in-force life insurance contracts during the first quarter 1997.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE, JR.

                                       -----------------------------------------

                                              Joseph E. Crowne, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer

Date: August 13, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule