Form 10-Q
period 1997-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1997-11-14
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 COMMISSION FILE NUMBER 33-26322; 33-46827; 33-52254; 33-60290; 33-58303

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


                                                                       September 30,         December 31,
                                                                           1997                  1996
                                                                      --------------       --------------
ASSETS

INVESTMENTS:
    Fixed maturity securities, at estimated fair value
     (amortized cost:  1997 - $3,055,403; 1996 - $3,232,643)           $  3,138,672         $  3,301,588
    Equity securities, at estimated fair value
     (cost:  1997 - $46,700; 1996 - $32,988)                                 47,958               35,977
    Trading account securities, at estimated fair value                      15,720                    -
    Mortgage loans                                                           22,868               70,503
    Real estate held-for-sale                                                36,467               28,851
    Policy loans on insurance contracts                                   1,101,209            1,092,071
                                                                      --------------       --------------
       Total Investments                                                  4,362,894            4,528,990


CASH AND CASH EQUIVALENTS                                                   134,344               94,991
ACCRUED INVESTMENT INCOME                                                    88,168               86,186
DEFERRED POLICY ACQUISITION COSTS                                           361,493              366,461
REINSURANCE RECEIVABLES                                                       1,707                2,642
OTHER ASSETS                                                                 47,739               42,861
SEPARATE ACCOUNTS ASSETS                                                  9,260,658            7,615,362
                                                                      --------------      ---------------
TOTAL ASSETS                                                           $ 14,257,003        $  12,737,493
                                                                      ==============      ===============





See notes to financial statements.                            (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts) (Unaudited)

                                                                       September 30,         December 31,
                                                                           1997                  1996
                                                                      --------------       --------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
  POLICY LIABILITIES AND ACCRUALS:
    Policyholders' account balances                                    $  4,267,949         $  4,480,048
    Claims and claims settlement expenses                                    53,947               39,666
                                                                      --------------       --------------
   Total policy liabilities and accruals                                  4,321,896            4,519,714

 OTHER POLICYHOLDER FUNDS                                                    19,805               19,420
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                     16,048               18,773
 FEDERAL INCOME TAXES - DEFERRED                                                494                6,714
 FEDERAL INCOME TAXES - CURRENT                                              14,690               20,968
 AFFILIATED PAYABLES - NET                                                    3,648                6,164
 OTHER LIABILITIES                                                           56,246               50,726
 SEPARATE ACCOUNTS LIABILITIES                                            9,260,658            7,605,194
                                                                      --------------       --------------
   Total Liabilities                                                     13,693,485           12,247,673
                                                                      --------------       --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                        2,000                2,000
 Additional paid-in capital                                                 402,937              402,937
 Retained earnings                                                          140,917               79,387
 Net unrealized gain on investment securities available-for-sale             17,664                5,496
                                                                      --------------       --------------
  Total Stockholder's Equity                                                563,518              489,820
                                                                      --------------       --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 14,257,003         $ 12,737,493
                                                                      ==============       ==============





See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                               Nine Months Ended
                                                                                 September 30,
                                                                     ----------------------------------
                                                                         1997                  1996
                                                                     -------------         ------------
REVENUES:
 Investment revenue:
  Net investment income                                               $  234,348            $  255,276
  Net realized investment gains                                            9,602                 7,886
 Policy charge revenue                                                   129,854               117,418
                                                                     -------------         ------------
   Total Revenues                                                        373,804               380,580
                                                                     -------------         ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                    156,256               178,498
 Market value adjustment expense                                           2,737                 5,107
 Policy benefits (net of reinsurance recoveries:  1997 - $8,876;
  1996 - $6,189)                                                          20,776                16,089
 Reinsurance premium ceded                                                13,198                11,582
 Amortization of deferred policy acquisition costs                        53,035                43,116
 Insurance expenses and taxes                                             36,088                34,679
                                                                     -------------         ------------
   Total Benefits and Expenses                                           282,090               289,071
                                                                     -------------         ------------

   Earnings Before Federal Income Tax Provision                           91,714                91,509

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  42,957                11,408
 Deferred                                                                (12,773)               17,848
                                                                     -------------         ------------
   Total Federal Income Tax Provision                                     30,184                29,256
                                                                     -------------         ------------
NET EARNINGS                                                          $   61,530            $   62,253
                                                                     =============         ============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                              Three Months Ended
                                                                                 September 30,
                                                                     ----------------------------------
                                                                         1997                  1996
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                               $   76,266            $   83,673
  Net realized investment gains                                            2,682                   166
 Policy charge revenue                                                    46,509                39,392
                                                                     ------------          ------------
   Total Revenues                                                        125,457               123,231
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     50,481                57,794
 Market value adjustment expense                                           1,082                   603
 Policy benefits (net of reinsurance recoveries:  1997 - $1,613;
  1996 - $1,755)                                                           7,074                 5,192
 Reinsurance premium ceded                                                 4,357                 3,903
 Amortization of deferred policy acquisition costs                        16,467                10,478
 Insurance expenses and taxes                                             12,396                11,222
                                                                     ------------          ------------
   Total Benefits and Expenses                                            91,857                89,192
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                           33,600                34,039

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  11,690                 9,356
 Deferred                                                                   (141)                2,312
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                     11,549                11,668
                                                                     ------------          ------------
NET EARNINGS                                                          $   22,051            $   22,371
                                                                     ============          ============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                    Net
                                                                 Additional                      unrealized          Total
                                                 Common           paid-in         Retained       investment       stockholder's
                                                  stock           capital         earnings       gain (loss)         equity
                                              -------------    ------------     ------------   --------------   ---------------
BALANCE, JANUARY 1, 1995                       $     2,000      $  501,455       $   76,482     $     16,900     $     596,837

 Dividend to Parent                                                (98,518)         (76,482)                          (175,000)

 Net earnings                                                                        79,387                             79,387

 Net unrealized investment loss                                                                      (11,404)          (11,404)
                                              -------------    ------------     ------------   --------------   ---------------
BALANCE, DECEMBER 31, 1996                           2,000         402,937           79,387            5,496           489,820

 Net earnings                                                                        61,530                             61,530

 Net unrealized investment gain                                                                       12,168            12,168
                                              -------------    ------------     ------------   --------------   ---------------
BALANCE, SEPTEMBER 30, 1997                    $     2,000      $  402,937       $  140,917     $     17,664     $     563,518
                                              =============    ============     ============   ==============   ================






See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        ------------------------------------
                                                                             1997                  1996
                                                                        -------------        ---------------
OPERATING ACTIVITIES:
 Net earnings                                                            $     61,530         $      62,253
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                           53,035                43,116
   Capitalization of policy acquisition costs                                 (51,385)              (32,609)
   Amortization, (accretion) and depreciation of investments                   (2,861)               (3,854)
   Net realized investment gains                                               (9,602)               (7,886)
   Interest credited to policyholders' account balances                       156,256               178,498
   Provision for deferred Federal income tax                                  (12,773)               17,848
   Changes in operating assets and liabilities:
    Accrued investment income                                                  (1,982)               (2,816)
    Claims and claims settlement expenses                                      14,281                 8,705
    Federal income taxes - current                                             (6,278)                1,261
    Other policyholder funds                                                      385                 1,103
    Liability for guaranty fund assessments                                    (2,725)                 (543)
    Affiliated payables                                                        (2,516)                2,131
   Policy loans on insurance contracts                                         (9,138)              (36,487)
   Trading accounts securities                                                (14,843)                    -
   Other, net                                                                   1,577                 8,632
                                                                        --------------        --------------
      Net cash and cash equivalents provided by operating activities          172,961               239,352
                                                                        --------------        --------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                      436,345                542,922
 Maturities of available-for-sale securities                                 476,909                400,161
 Purchases of available-for-sale securities                                 (739,145)              (689,414)
 Mortgage loans principal payments received                                   40,019                 16,100
 Sales of real estate held-for-sale                                                -                  2,857
 Recapture of investment in Separate Accounts                                 11,026                  5,323
 Investment in Separate Accounts                                                 (21)                  (344)
                                                                        -------------        ---------------
       Net cash and cash equivalents provided by investing activities        225,133                277,605
                                                                        -------------        ---------------




See notes to financial statements.                            (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                        ------------------------------------
                                                                             1997                  1996
                                                                        --------------        --------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                               $    826,953          $    403,472
  Withdrawals (net of transfers to/from Separate Accounts)                (1,185,694)             (837,266)
                                                                        --------------        --------------
   Net cash and cash equivalents used by financing activities                (358,741)             (433,794)
                                                                        --------------        --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                      39,353                83,163

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                             94,991                48,924
                                                                        --------------        --------------
 End of period                                                           $    134,344          $    132,087
                                                                        ==============        ==============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                   $     49,235          $     10,147
  Intercompany interest                                                           695                   765




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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K ("1996 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1997 and December 31, 1996, was $335 million and $252 million, respectively. For the nine month periods ended September 30, 1997 and 1996, statutory net income was $68.2 million and $66.7 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are recorded at fair value. Unrealized gains and losses are included in stockholder's equity for available-for-sale securities and included in net realized investment gains for trading account securities. The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with available-for-sale securities. These adjustments are recorded in stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in stockholder's equity at September 30, 1997 and December 31, 1996:

                                       September 30,      December 31,
                                           1997              1996
                                      ---------------    --------------
                                                (In Thousands)

Assets
  Fixed maturity securities            $      83,269      $     68,945
  Equity securities                            1,258             2,989
  Deferred policy acquisition costs           (7,948)           (4,630)
  Separate Account Assets                          -               168
                                      ---------------     -------------
                                              76,579            67,472
                                      ---------------     -------------
  Liabilities:
  Policyholders' account balances             49,403            59,017
  Federal income taxes - deferred              9,512             2,959
                                      ---------------     -------------
                                              58,915            61,976
                                      ---------------     -------------
 Stockholder's equity:
  Net unrealized gain on investment
   securities available-for-sale       $      17,664       $     5,496
                                      ===============     =============

During the third quarter 1997, the Company initially funded a trading portfolio, composed of convertible debt and equity securities, with $15 million of cash. The net unrealized gain on trading account securities earned in the third quarter 1997, and included in net realized investment gains, composed of the following:


                                             1997
                                       --------------
                                       (In Thousands)

  Fixed maturity securities            $         694
  Equity securities                               63
                                      ---------------
  Net unrealized trading gains         $         757
                                      ===============

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1996 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1996 Report.

Changes in revenues and expenses in most cases are similar for the three month and nine month periods. Therefore, the discussion emphasizes the comparison between the nine months of 1997 and 1996, with additional information on the three month periods presented where appropriate.

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

Life insurance premiums and annuity deposits received in the first nine months of 1997 and 1996 were $902 million and $513 million, respectively. New variable annuity sales increased $412 million (or 137%) during 1997, as a result of enhanced sales efforts related to the Company's introduction of five new investment options managed by entities not affiliated with Merrill Lynch & Co. and an index fund managed by Merrill Lynch Asset Management, LP. Management also attributes the increase in variable annuity sales to the generally rising equity markets during the past two and a half years. New variable life sales as measured by premiums increased $21 million (or 42%) during the first nine months of 1997 as compared to the same period in 1996. Management attributes this increase to Merrill Lynch & Co.'s planning based financial management program for individual investors. The financial plans developed from this program include an analysis of financial needs which may include identification of a need which can be addressed through the purchase of life insurance. The implementation of these plans has, in management's view, contributed to the growth in variable life premiums. Partially offsetting the increase in new variable life and annuity sales was the anticipated reduction of $35 million (or 32%) in internal tax free exchanges from maturing fixed products during the first nine months of 1997 compared to the same period in 1996.

During the third quarter 1997, the Company entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer's variable annuity premiums sold through the Merrill Lynch & Co. distribution system. The agreement is effective January 1, 1997. The Company's quota share of variable annuity premiums related to this agreement was $7 million.

During the first nine months of 1997, separate account assets increased $1.6 billion (or 22%) to $9.3 billion. The increase is attributable to two factors. First, the separate accounts benefited from strong underlying fund performance associated with the generally rising equity markets. During the first nine months of 1997, the separate accounts increased $1.3 billion due to price appreciation in the underlying funds supporting the variable products. Second, net cash inflow to the variable products contributed $352 million to the growth in separate account assets. Partially offsetting these increases was a $10 million repayment of the general account's seed money investment in the separate account.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1997, the Company's assets included $2.7 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1997, approximately $213 million (or 6.8%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency), and are not guaranteed by an agency of the federal government. Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

During the first nine months of 1997, mortgages with outstanding principal balances of $40 million were repaid in full. Also, the Company foreclosed on one mortgage loan and transferred the acquired property, with a then current estimated fair value of $8 million, to real estate.

Results of Operations

For each of the nine month periods ended September 30, 1997 and 1996, the Company reported net earnings of $62 million. For each of the three month periods ended September 30, 1997 and 1996, the Company reported net earnings of $22 million.

Net investment income and interest credited to policyholders' account balances for the nine months ended September 30, 1997 as compared to the same period in 1996 have declined by approximately $21 million and $22 million, respectively, resulting in a $1 million increase in interest spread. The reduction in net investment income is primarily a result of the fourth quarter 1996 stockholder dividend payments and the declining fixed rate contracts in-force. The reduction in interest credited to policyholders' account balances is primarily attributable to the declining fixed rate contracts in-force. Additionally, certain policyholder reserves were determined to be in excess of amounts required, resulting in a $9 million reduction to policyholders' account balances during the first nine months of 1997.

Net realized investment gains increased approximately $1.7 million and $2.5 million during the current nine month and three month periods, respectively, as compared to the same periods during 1996. During the third quarter 1997, greater sales activity due to increased modified guaranteed annuity surrender activity resulted in a $1 million increase in net realized investment gains as compared to the third quarter 1996.
Management attributes the increase in surrender activity to interest rates being, on average, 75 basis points lower during the current three month period as compared to the same period in 1996. Also, the Company commenced trading in a new investment portfolio on July 1, 1997. The Company classifies this portfolio as trading account securities and recognized $0.8 million of unrealized trading gains and $0.1 million of realized trading gains for the three and nine month periods ended September 30, 1997.

Policy charge revenue increased $12 million (or 11%) during the current nine month period as compared to the same period during 1996. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Asset based charges increased $14 million (or 21%) consistent with the growth in the separate account assets. Non-asset based charges decreased $2 million (or -3%) primarily due to an increase in the number of inforce variable life policies reaching the end of their deferred premium load collection period.

Policy benefits increased approximately $5 million to $21 million during the current nine month period from $16 million in the same period during 1996. The increase is primarily due to the increase in average mortality per claim during 1997.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has decreased $2 million during the current nine month period as compared to the same period during 1996 primarily as a result of decreased surrender activity. However, during the third quarter 1997, the market value adjustment expense increased $0.5 million to $1.1 million reflecting the decrease in interest rates as compared to the same period in 1996.

Reinsurance premium ceded increased $1.6 million during the current nine month period as compared to the same period in 1996, primarily as a result of an increase in aggregate net amount at risk for the variable life products. Net amount at risk increased due to a larger death benefits resulting from rising policyholder account balances.

Amortization of deferred policy acquisition costs increased $10 million during the current nine month period as compared to the same period during 1996. The increase in amortization is primarily attributable to revised future gross profit assumptions associated with management's decision to pay trail commissions on certain in-force life insurance contracts during the first quarter 1997. For the three months ended September 1997, amortization of deferred policy acquisition costs increased $6.0 million as compared to the same period during 1996. Amortization decreased in the third quarter 1996 as a result of revising the assumptions of estimated future gross profits of certain variable annuity products.

Insurance expenses and taxes increased $1.2 million during the third quarter 1997, as compared to the third quarter 1996. This is primarily attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts.

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

Date: November 13, 1997

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule