Form 10-K405
period 1997-12-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1998-03-30
CIK 845091

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

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

  Securities registered pursuant to Section 12(b) or 12(g) of the Act:  None

                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes   X     No
                                                               ----       ----

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
                                               -----------

                 REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

                                     PART I

Item 1.          Business.

                 The Registrant is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc.("Merrill Lynch"), a corporation whose common stock is traded on the New York Stock Exchange. The Registrant is engaged in the sale of life insurance and annuity products. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 by Family Life Insurance Company ("Family Life") which at the time was an indirect wholly owned subsidiary of Merrill Lynch. During 1986 and 1987 its insurance activities were limited as the Registrant sought to obtain licenses from various jurisdictions to conduct life insurance and annuity business. The Registrant commenced the public sale of insurance products in 1988. The products introduced during 1988 consisted of single premium and flexible premium annuity contracts.

                 Effective December 28, 1990, the Registrant entered into an indemnity reinsurance agreement with Family Life (the "Family Life agreement"), whereby the Registrant agreed to indemnify Family Life for all of its liabilities under life insurance and annuity contracts issued by it and distributed by Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"). As a result of the Family Life agreement, the Registrant received from Family Life $2,361,197,000, representing the value of the statutory reserve liabilities attributable to such contracts, excluding variable annuity contracts, less a ceding commission payable to Family Life. In March of 1991, Family Life and the Registrant entered into an assumption reinsurance agreement. Under the terms of the assumption reinsurance agreement, as state regulatory approvals are obtained, these contracts become direct contract owner obligations of the Registrant. At various dates during 1991, the Registrant and two affiliates, Tandem Insurance Group, Inc. ("Tandem") and Royal Tandem Life Insurance Company (now named ML Life Insurance Company of New York), assumption reinsured substantially all of the contracts under the Family Life agreement. The Registrant transferred to the two affiliates assets approximately equal to the statutory reserve liabilities attributable to the contracts assumption reinsured by them. Contracts not assumed remain subject to the Family Life agreement, and the Registrant is responsible for the servicing of these contracts. Those contracts assumed by Tandem subsequently became contracts of the Registrant as a result of the merger of Tandem with and into the Registrant, as described below.

                 On June 12, 1991, Family Life was sold to Financial Industries Corporation, and contemporaneously the Registrant became a direct wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), an indirect wholly owned subsidiary of Merrill Lynch.

                 On August 30, 1991, the Registrant redomesticated from the State of Washington to the State of Arkansas and is subject to primary regulation by the Arkansas Insurance Department.

                 On October 1, 1991, Tandem, an affiliate of the Registrant, was merged with and into the Registrant. Tandem, which at the time of its organization in 1952 was named Cornbelt Insurance Company, had various names and was under various ownership until 1986. Tandem became a wholly owned subsidiary of Tandem Financial Group, Inc. ("TFG"), a joint venture between Merrill Lynch and The Equitable Life Assurance Society of the United States ("the Equitable"), on July 31, 1986, and in October 1989, Merrill Lynch purchased the remaining interest in TFG from the Equitable and became its sole shareholder. At that time, TFG and Tandem became indirect wholly owned subsidiaries of Merrill Lynch. On September 6, 1990, TFG changed its name to Merrill Lynch Insurance Group, Inc.

                 On December 31, 1990, pursuant to an indemnity reinsurance and assumption agreement entered into on November 14, 1990 by Tandem and Royal Tandem Life Insurance Company, Tandem and Royal Tandem Life Insurance Company reinsured on a 100% indemnity basis all variable life insurance policies ("reinsured policies") issued by Monarch Life Insurance Company ("Monarch Life") and sold through an affiliate of MLPF&S. As a result, Tandem became obligated to reimburse Monarch Life for its net amount at risk with regard to the reinsured policies. In connection with the indemnity reinsurance agreement, assets of approximately $553 million supporting general account reserves were transferred from Monarch Life to Tandem.

                 On various dates during 1991, Tandem and Royal Tandem Life Insurance Company assumed the reinsured policies, wherever permitted by appropriate regulatory authorities, replacing Monarch Life. In connection with the assumption, separate account assets and reserves associated with the reinsured policies of approximately $2,625 million were transferred to Tandem. The aggregate face amount of the reinsured policies assumed by Tandem was approximately $6,200 million.

                 Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant's financial statements which are contained herein.

                 The Registrant is currently licensed in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 1997, life insurance and annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 16%, California, 11% and Texas, 10%, as measured by total contract owner deposits.

                 The Registrant's insurance products are sold primarily by licensed agents affiliated with various Merrill Lynch Life Agencies ("MLLA"). Insurance sales are made by career life insurance agents whose sole responsibility is the sale and servicing of insurance and by Financial Consultants of MLPF&S who are also licensed as insurance agents. At December 31, 1997, approximately 12,233 agents affiliated with MLLA were authorized to act for the Registrant.

Item 2.          Properties.

                 The Registrant's home office is located in Little Rock, Arkansas. In addition, personnel performing services for Merrill Lynch Life pursuant to its Management Services Agreement operate in MLIG office space. Merrill Lynch Insurance Group Services, Inc. ("MLIGS"), an affiliate of MLIG, owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited

Partnership. MLIG occupies certain office space in Plainsboro, New Jersey through Merrill Lynch. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG.

Item 3.          Legal Proceedings.

                 There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.

Item 4.          Submission of Matters to a Vote of Security Holders.

                 Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.


                                    PART II

Item 5.          Market for Registrant's Common Equity and Related Stockholder
                 Matters.

         (a) The Registrant is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"), which is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. MLIG is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock.

                 On November 28, 1997, the Registrant paid a $24,970,000 ordinary dividend and a $110,030,000 extraordinary dividend to MLIG. On November 27, 1996, the Registrant paid a $175,000,000 extraordinary dividend to MLIG. The extraordinary dividends were paid pursuant to approval granted by the Arkansas Insurance Commissioner. No other cash dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See Note 6 to the Registrant's financial statements.

         (b)     Not applicable.

Item 6.          Selected Financial Data.

                 Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7.          Management's Narrative Analysis of Results of Operations.

Results of Operations

                 The Registrant's gross earnings are principally derived from two sources: (i) the net income from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and (ii) the charges imposed on variable life insurance and variable annuity contracts. The costs associated with acquiring contract owner deposits are amortized over the period in which the Registrant anticipates holding those funds. In addition, the Registrant incurs expenses associated with the maintenance of in-force contracts.

1997 compared to 1996

                 The Registrant recorded net earnings of $81 million and $79 million for 1997 and 1996, respectively.

                 Net investment income and interest credited to policyholders' account balances for 1997 as compared to 1996 have declined by approximately $28 million and $26 million, respectively, resulting in a $2 million reduction in interest spread. The reduction in net investment income is primarily attributable to the reduction in fixed rate contracts in-force and stockholder dividend payments. The reduction of interest credited to policyholders' account balances is primarily attributable to the reduction in fixed rate contracts in-force. Additionally, during 1997, certain policyholder reserves were determined to be in excess of amounts required, resulting in a $9 million reduction to interest credited.

                 The Registrant experienced net realized investment gains of $13 million and $9 million during 1997 and 1996, respectively. Realized gains on mortgage loans increased $5.7 million partially offset by a $4.1 million increase in realized losses on real estate. Also, during 1997, the Registrant recognized a $1.0 million gain on the disposition of its seed money investment in the separate account and $.7 million of gains on trading account securities.

                 Policy charge revenue increased $20 million (or 13%) during 1997 as compared to 1996. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Asset based charges increased $20 million (or 22%) consistent with the growth in the separate account assets. Non-asset based charges were flat during 1997 as compared to 1996.

                 Policy benefits increased approximately $6 million during 1997 to $27 million. This increase was primarily attributable to mortality costs associated with Merrill Lynch Life's variable life products.

                 Reinsurance premium ceded increased $2 million to $18 million during 1997. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force resulting from the strong equity markets.

                 Amortization of deferred policy acquisition costs increased $10 million during 1997 as compared to 1996. This increase is primarily attributable to revised future gross profit assumptions associated with management's decision to pay trail commissions on certain in-force life insurance contracts during the first quarter 1997.

                 Insurance expenses and taxes increased $2 million during 1997 as compared to 1996. This is primarily attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts.

                 The Registrant's effective federal income tax rate increased to 33% for 1997 from 32% for 1996 principally as a result of year to year differences in certain permanent adjustments.

Other Comprehensive Income

                 The Registrant recorded other comprehensive income of $12 million during 1997 as compared to an $11 million loss during 1996.

                 Other comprehensive income is impacted by the change in net unrealized holding gains (losses) on investment securities and the related adjustments to deferred policy acquisition costs, policyholders' liabilities and deferred income taxes. Generally, the most significant factor that impacts net unrealized holding gains (losses) on investment securities is changes in interest rates. At December 31, 1997, interest rates had decreased by approximately 56 basis points from December 31, 1996. This compares to the approximately 79 basis point increase in interest rates from December 31, 1995 to December 31, 1996. Net unrealized holding gains (losses) have an inverse relationship to changes in interest rates.

Segment Information

                 The Registrant's operations consist of one business segment, which is the sale of life insurance and annuity products. The Registrant is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 1997.

Item 7A.         Quantitative and Qualitative Disclosures About Market Risk

                 Not applicable.


Item 8.          Financial Statements and Supplementary Data.

                 The financial statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

                 Not applicable.

                                    PART III

                 Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form
                 8-K.

         (a)     Financial Statements and Exhibits.

                 (1) The following financial statements of the Registrant are filed as part of this report:

                 a.       Independent Auditors' Report dated February 23, 1998.

                 b.       Balance Sheets at December 31, 1997 and 1996.

                 c. Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995.

                 d. Statements of Comprehensive Income for the Years Ended December 31, 1997, 1996 and 1995.

                 e. Statements of Stockholder's Equity for the Years Ended December 31, 1997, 1996 and 1995.

                 f. Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.

                 g. Notes to Financial Statements for the Years Ended December 31, 1997, 1996 and 1995.

                 (2)      Not applicable.

                 (3) The following exhibits are filed as part of this report as indicated below:

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

                 4.11a    Individual Retirement Account Endorsement, ML- AY-365
                          190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-26322.)

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

                 23.1     Consent of Deloitte & Touche LLP is filed herewith.

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

                 27.1     Financial Data Schedule is filed herewith.


         (b)     Reports on Form 8-K.

                 No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1997.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Balance Sheets at December 31, 1997 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Statements of Earnings for the Years Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . . .

Statements of Comprehensive Income for the Years Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . .

Statements of Stockholder's Equity for the Years Ended December 31, 1997, 1996 and 1995   . . . . . . . . . . . . . . .

Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 . . . . . . . . . . . . . . . . . . . . .

Notes to Financial Statements for the Years Ended December 31, 1997, 1996 and 1995  . . . . . . . . . . . . . . . . . .

INDEPENDENT AUDITORS' REPORT


The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1997 and 1996, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



February 23, 1998



MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1997 AND 1996
(Dollars in Thousands)


                                                                          1997                  1996
                                                                    --------------        --------------
ASSETS
------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 1997 - $2,927,562; 1996 - $3,232,643)            $  3,008,608          $  3,301,588
 Equity securities, at estimated fair value
   (cost: 1997 - $72,599; 1996 - $32,988)                                  73,612                35,977
 Trading account securities, at estimated fair value                       15,625                     -
 Mortgage loans                                                                 -                70,503
 Real estate held-for-sale                                                 31,805                28,851
 Policy loans on insurance contracts                                    1,118,139             1,092,071
                                                                    --------------        --------------
  Total Investments                                                     4,247,789             4,528,990
                                                                    --------------        --------------

CASH AND CASH EQUIVALENTS                                                  86,388                94,991
ACCRUED INVESTMENT INCOME                                                  78,224                86,186
DEFERRED POLICY ACQUISITION COSTS                                         365,105               366,461
REINSURANCE RECEIVABLES                                                     1,617                 2,642
AFFILIATED RECEIVABLES - NET                                                  166                     -
RECEIVABLES FROM SECURITIES SOLD                                           75,820                     -
OTHER ASSETS                                                               49,353                42,861
SEPARATE ACCOUNTS ASSETS                                                9,149,119             7,615,362
                                                                    --------------        --------------
TOTAL ASSETS                                                         $ 14,053,581          $ 12,737,493
                                                                    ==============        ==============



See notes to financial statements.







                                                                          1997                 1996
                                                                    --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $  4,188,110          $  4,480,048
   Claims and claims settlement expenses                                   50,574                39,666
                                                                    --------------        --------------
          Total policy liabilities and accruals                         4,238,684             4,519,714

 OTHER POLICYHOLDER FUNDS                                                  27,160                19,420
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                   15,374                18,773
 FEDERAL INCOME TAXES - DEFERRED                                            1,183                 6,714
 FEDERAL INCOME TAXES - CURRENT                                            24,438                20,968
 AFFILIATED PAYABLES - NET                                                      -                 6,164
 PAYABLES FOR SECURITIES PURCHASED                                         95,135                13,483
 OTHER LIABILITIES                                                         54,434                37,243
 SEPARATE ACCOUNTS LIABILITIES                                          9,149,119             7,605,194
                                                                    --------------        --------------
          Total Liabilities                                            13,605,527            12,247,673
                                                                    --------------        --------------

STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
   authorized, issued and outstanding                                       2,000                 2,000
 Additional paid-in capital                                               347,324               402,937
 Retained earnings                                                         80,735                79,387
 Accumulated other comprehensive income                                    17,995                 5,496
                                                                    --------------        --------------
          Total Stockholder's Equity                                      448,054               489,820
                                                                    --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 14,053,581          $ 12,737,493
                                                                    ==============        ==============


MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)


                                                                          1997                 1996                  1995
                                                                    --------------        --------------        --------------
REVENUES:
 Investment revenue:
   Net investment income                                             $    308,702          $    336,661          $    376,166
   Net realized investment gains                                           13,289                 8,862                 4,525
 Policy charge revenue                                                    178,933               158,829               141,722
                                                                    --------------        --------------        --------------
        Total Revenues                                                    500,924               504,352               522,413
                                                                    --------------        --------------        --------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     209,542               235,255               261,760
 Market value adjustment expense                                            4,079                 6,071                 5,805
 Policy benefits (net of reinsurance recoveries: 1997 - $10,439;
    1996 - $8,317; 1995 - $6,482)                                          27,029                21,052                19,374
 Reinsurance premium ceded                                                 17,879                15,582                13,896
 Amortization of deferred policy acquisition costs                         72,111                62,036                58,669
 Insurance expenses and taxes                                              49,105                47,077                44,124
                                                                     -------------        --------------        --------------
        Total Benefits and Expenses                                       379,745               387,073               403,628
                                                                     -------------        --------------        --------------
               Earnings Before Federal Income Tax Provision               121,179               117,279               118,785
                                                                     -------------        --------------        --------------

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   52,705                22,814                38,335
 Deferred                                                                 (12,261)               15,078                 3,968
                                                                    --------------        --------------        --------------
        Total Federal Income Tax Provision                                 40,444                37,892                42,303
                                                                    --------------        --------------        --------------

NET EARNINGS                                                         $     80,735          $     79,387          $     76,482
                                                                    ==============        ==============        ==============


See notes to financial statements.




MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)


                                                                           1997                 1996                 1995
                                                                    --------------        --------------        --------------
NET EARNINGS                                                         $     80,735          $     79,387          $     76,482
                                                                    --------------        --------------        --------------

OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period         22,347               (79,749)              310,981
   Reclassification adjustment for gains included in net earnings         (12,390)               (8,622)               (4,351)
                                                                    --------------        --------------        --------------

   Net unrealized gains (losses) on investment securities                   9,957               (88,371)              306,630

   Adjustments for:
     Policyholder liabilities                                              10,094                58,415              (123,856)
     Deferred policy acquisition costs                                       (822)               12,411               (89,261)

 Income tax (expense) benefit related to items of
   other comprehensive income                                              (6,730)                6,141               (32,729)
                                                                    --------------        --------------        --------------

 Other comprehensive income, net of tax                                    12,499               (11,404)               60,784
                                                                    --------------        --------------        --------------

COMPREHENSIVE INCOME                                                 $     93,234          $     67,983          $    137,266
                                                                    ==============        ==============        ==============


See notes to financial statements.



MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)

                                                                                                     Accumulated
                                                                 Additional                             Other             Total
                                                 Common           paid-in           Retained        Comprehensive     stockholder's
                                                 stock            capital           earnings           Income             equity
                                             -------------     -------------     -------------     -------------      -------------
BALANCE, JANUARY 1, 1995                      $     2,000       $   535,450       $    66,005       $   (43,884)       $   559,571

 Dividend to Parent                                                 (33,995)          (66,005)                            (100,000)
 Net earnings                                                                          76,482                               76,482
 Other comprehensive income, net of tax                                                                  60,784             60,784
                                             -------------     -------------     -------------     -------------      -------------

BALANCE, DECEMBER 31, 1995                          2,000           501,455            76,482            16,900            596,837

 Dividend to Parent                                                 (98,518)          (76,482)                            (175,000)
 Net earnings                                                                          79,387                               79,387
 Other comprehensive income, net of tax                                                                 (11,404)           (11,404)
                                             -------------     -------------     -------------     -------------      -------------

BALANCE, DECEMBER 31, 1996                          2,000           402,937            79,387             5,496            489,820

 Dividend to Parent                                                 (55,613)          (79,387)                            (135,000)
 Net earnings                                                                          80,735                               80,735
 Other comprehensive income, net of tax                                                                  12,499             12,499
                                             -------------     -------------     -------------     -------------      -------------

BALANCE, DECEMBER 31, 1997                    $     2,000       $   347,324       $    80,735       $    17,995        $   448,054
                                             =============     =============     =============     =============      =============



See notes to financial statements.




MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Dollars in Thousands)


                                                                           1997                 1996                 1995
                                                                    --------------        --------------        --------------
OPERATING ACTIVITIES:
 Net earnings                                                        $     80,735          $     79,387          $     76,482
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
    Amortization of deferred policy acquisition costs                      72,111                62,036                58,669
    Capitalization of policy acquisition costs                            (71,577)              (43,668)              (54,014)
    Amortization, (accretion) and depreciation of investments              (4,672)               (4,836)               (6,763)
    Net realized investment gains                                         (13,289)               (8,862)               (4,525)
    Interest credited to policyholders' account balances                  209,542               235,255               261,760
    Provision (benefit) for deferred Federal income tax                   (12,261)               15,078                 3,968
    Changes in operating assets and liabilities:
      Accrued investment income                                             7,962                 5,756                 3,191
      Claims and claims settlement expenses                                10,908                 9,854                 3,635
      Federal income taxes - current                                        3,470                13,935                 4,759
      Other policyholder funds                                              7,740                 5,813                (7,614)
      Liability for guaranty fund assessments                              (3,399)               (2,371)               (3,630)
      Affiliated payables                                                  (6,330)                3,735                 5,542
    Policy loans on insurance contracts                                   (26,068)              (52,804)              (54,054)
    Trading account securities                                            (14,928)                    -                     -
    Other, net                                                             11,721                (2,393)              (12,280)
                                                                    --------------        --------------        --------------
            Net cash and cash equivalents provided
                by operating activities                                   251,665               315,915                275,126
                                                                    --------------        --------------        ---------------

INVESTING ACTIVITIES:
   Sales of available-for-sale securities                                 846,041               847,091                620,853
   Maturities of available-for-sale securities                            595,745               536,449                570,923
   Purchases of available-for-sale securities                          (1,156,222)             (956,840)              (816,564)
   Mortgage loans principal payments received                              68,864                22,789                 30,767
   Purchases of mortgage loans                                             (5,375)                    -                 (3,608)
   Sales of real estate held-for-sale                                       6,060                 5,407                  9,710
   Improvements to real estate held-for-sale                                    -                     -                   (683)
   Recapture of investment in Separate Accounts                            11,026                 8,829                  6,559
   Investment in Separate Accounts                                            (21)              (10,063)                  (377)
                                                                    --------------        --------------        ---------------
            Net cash and cash equivalents provided
                by investing activities                                   366,118               453,662                417,580
                                                                    --------------        --------------        ---------------





See notes to financial statements.                                 (Continued)


MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(Concluded) (Dollars In Thousands)

                                                                           1997                 1996                 1995
                                                                    --------------        --------------        --------------
FINANCING ACTIVITIES:
   Dividends paid to parent                                          $   (135,000)         $   (175,000)         $   (100,000)
   Policyholders' account balances:
       Deposits                                                         1,101,934               542,062               567,430
       Withdrawals (including transfers to/from Separate Accounts)     (1,593,320)           (1,090,572)           (1,250,299)
                                                                    --------------        --------------        --------------
           Net cash and cash equivalents used
               by financing activities                                   (626,386)             (723,510)             (782,869)
                                                                    --------------        --------------        --------------

  NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                       (8,603)               46,067               (90,163)

CASH AND CASH EQUIVALENTS
  Beginning of year                                                        94,991                48,924               139,087
                                                                    --------------         -------------         -------------
  End of year                                                        $     86,388           $    94,991           $    48,924
                                                                    ==============         =============         =============

Supplementary Disclosure of Cash Flow Information:
   Cash paid to affiliates for:
     Federal Federal iincome taxes                                   $     49,235          $      8,880          $     33,576
     Interest                                                                 842                   988                 1,310



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

The Company sells non-participating life insurance and annuity products which comprise one business segment. The primary products that the Company currently markets are variable life insurance, variable annuities, market value adjusted annuities, and immediate annuities. The Company is currently licensed to sell insurance in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned broker-dealer subsidiary of Merrill Lynch & Co.

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

Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

 Interest-sensitive life products           4.00% -  5.70%
 Interest-sensitive deferred annuities      3.55% -  8.77%
 Immediate annuities                        3.00% - 10.00%

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $635 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 1997, the Company had life insurance inforce that was ceded to other life insurance companies of $2,879,306.

The Company entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer's variable annuity premiums sold through the Merrill Lynch & Co. distribution system. At December 31, 1997, the Company's quota share of variable annuity premiums related to this agreement was $35 million.

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

The Company has entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-year period using an effective interest rate of 9.01%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions are capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                         1997            1996            1995
                     ------------   ------------    ------------

Beginning balance     $  112,249     $  124,833      $  133,388
Capitalized  amounts       5,077          5,077          13,708
Interest accrued           9,653         10,669          11,620
Amortization             (24,727)       (28,330)        (33,883)
                     ------------   ------------    ------------
Ending balance        $  102,252     $  112,249      $  124,833
                     ============   ============    ============

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                   1998      11,030
                   1999       9,927
                   2000       8,935
                   2001       8,041
                   2002       7,237

Investments: The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains. If a decline in value of a security is determined by management to be other-than-temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded as net realized investment gains (losses).

For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of specific identification.

Certain fixed maturity securities are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's (or similar rating agency) BBB- or higher.

During the first quarter 1997, the Company terminated its interest rate swap contracts that were carried at estimated fair value and recorded as a component of fixed maturity securities. Interest income and realized and unrealized gains and losses were recorded on the same basis as fixed maturity securities available-for-sale.

As of December 31, 1997, the Company had no mortgage loans outstanding. Mortgage loans were stated at unpaid principal balances, net of valuation allowances. Such valuation allowances were based on the decline in value expected to be realized on mortgage loans that may not be collectible in full. In establishing valuation allowances, management considered, among other things, the estimated fair value of the underlying collateral.

The Company recognized income from mortgage loans based on the cash payment interest rate of the loan, which may be different from the accrual interest rate of the loan for certain outstanding mortgage loans. The Company recognized a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there was a difference between the cash payment interest rate and the accrual interest rate. For all loans the Company stopped accruing income when an interest payment default either occurred or was probable. Impairments of mortgage loans were established as valuation allowances and recorded to net realized investment gains or losses.

Real estate held-for-sale, is stated at estimated fair value less estimated selling costs.

Policy loans on insurance contracts are stated at unpaid principal balances.

Investments in limited partnerships are carried at cost.

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

Statements of Comprehensive Income: During 1997, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS
No. 130"). SFAS No. 130 defines comprehensive income as all non-owner changes in equity during a period. Comprehensive income is reported in the Statements of Comprehensive Income included in the financial statements for the years ended
December 31, 1997, 1996 and 1995.

Statements of Cash Flows: For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

Reclassifications: To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                                          1997                 1996
                                                                    --------------        --------------
  Assets:
   Fixed maturity securities:
    Securities (1)                                                   $  3,008,608          $  3,301,858
    Interest rate swaps (2)                                                     -                  (270)
                                                                    --------------         -------------
      Total fixed maturity securities                                   3,008,608             3,301,588
                                                                    --------------         -------------

   Equity securities (1)                                                   73,612                35,977
   Trading account securities (1)                                          15,625                     -
   Mortgage loans (3)                                                           -                70,503
   Policy loans on insurance contracts (4)                              1,118,139             1,092,071
   Cash and cash equivalents (5)                                           86,388                94,991
   Separate Accounts assets (6)                                         9,149,119             7,615,362
                                                                    --------------        --------------

Total financial instruments recorded as assets                       $ 13,451,491          $ 12,210,492
                                                                    ==============        ==============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow model, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1997 and 1996, securities without a readily ascertainable market value, having an amortized cost of $389,728 and $338,515, had an estimated fair value of $396,253 and $348,066, respectively.

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

NOTE 3.   INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

                                                                          1997
                                             -------------------------------------------------------------------
                                                 Cost /            Gross            Gross            Estimated
                                               Amortized         Unrealized       Unrealized           Fair
                                                 Cost              Gains            Losses             Value
                                             -------------     -------------     -------------     -------------
  Fixed maturity securities:
   Corporate debt securities                  $ 2,412,171       $    73,318       $     6,963       $ 2,478,526
   Mortgage-backed securities                     339,015            12,320               224           351,111
   U.S. Government and agencies                   119,107             2,767               111           121,763
   Foreign governments                             36,585               198             1,125            35,658
   Municipals                                      20,684               866                 -            21,550
                                             -------------     -------------     -------------     -------------

      Total fixed maturity securities         $ 2,927,562       $    89,469       $     8,423       $ 3,008,608
                                             =============     =============     =============     =============

  Equity securities:
   Non-redeemable preferred stocks            $    67,845       $     1,187       $       185       $    68,847
   Common stocks                                    4,754                11                 -             4,765
                                             -------------     -------------     -------------     -------------

      Total equity securities                 $    72,599       $     1,198       $       185       $    73,612
                                             =============     =============     =============     =============


                                                                             1996
                                             -------------------------------------------------------------------
                                                  Cost /           Gross            Gross            Estimated
                                               Amortized        Unrealized        Unrealized           Fair
                                                  Cost             Gains            Losses            Value
                                             -------------     -------------     -------------     -------------
  Fixed maturity securities:
   Corporate debt securities                  $ 2,652,225       $    67,590       $    11,765       $ 2,708,050
   Mortgage-backed securities                     503,997            12,447             1,948           514,496
   U.S. Government and agencies                    54,386             2,303               158            56,531
   Foreign governments                             18,111               182               140            18,153
   Municipals                                       3,924               434                 -             4,358
                                             -------------     -------------     -------------     -------------

      Total fixed maturity securities         $ 3,232,643       $    82,956       $    14,011       $ 3,301,588
                                             =============     =============     =============     =============

  Equity securities:
   Non-redeemable preferred stocks            $    30,554       $     2,983       $        85       $    33,452
   Common stocks                                    2,434                91                 -             2,525
                                             -------------     -------------     -------------     -------------

      Total equity securities                 $    32,988       $     3,074       $        85       $    35,977
                                             =============     =============     =============     =============


The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997 by contractual maturity were:

                                                                   Estimated
                                                  Amortized          Fair
                                                     Cost            Value
                                               -------------    --------------

  Fixed maturity securities:
   Due in one year or less                      $   224,663      $    225,887
   Due after one year through five years          1,343,383         1,380,248
   Due after five years through ten years           740,784           764,272
   Due after ten years                              279,717           287,090
                                               -------------    --------------
                                                  2,588,547         2,657,497
   Mortgage-backed securities                       339,015           351,111
                                               -------------    --------------

    Total fixed maturity securities             $ 2,927,562      $  3,008,608
                                               =============    ==============

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 1997 by rating agency equivalent were:

                                                                   Estimated
                                                  Amortized           Fair
                                                    Cost              Value
                                               -------------     -------------
 AAA                                            $   623,503       $   642,188
 AA                                                 169,805           172,454
 A                                                  926,398           950,610
 BBB                                              1,046,614         1,080,036
 Non-investment grade                               161,242           163,320
                                               -------------     -------------

   Total fixed maturity securities              $ 2,927,562       $ 3,008,608
                                               =============     =============

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from securities classified as available-for-sale had actually been realized, with corresponding credits or charges reported directly to stockholder's equity. The following reconciles the net unrealized investment gain on investment securities classified as available- for-sale as of December 31:

                                                                          1997                 1996
                                                                    --------------        --------------
 Assets:
  Fixed maturity securities                                          $     81,046          $     68,945
  Equity securities                                                         1,013                 2,989
  Deferred policy acquisition costs                                        (5,452)               (4,630)
  Separate Accounts assets                                                      -                   168
                                                                    --------------        --------------
                                                                           76,607                67,472
                                                                    --------------        --------------

 Liabilities:
  Policyholders' account balances                                          48,923                59,017
  Federal income taxes - deferred                                           9,689                 2,959
                                                                    --------------        --------------
                                                                           58,612                61,976
                                                                    --------------        --------------
 Stockholder's equity:
Net unrealized investment gain on investment securities              $     17,995          $      5,496
                                                                    ==============        ==============

During the third quarter 1997, the Company provided $15,000 initial funding for a trading portfolio, composed of convertible debt and equity securities. The net unrealized holdings gains on trading account securities earned as of December 31, 1997, and included in net realized investment gains are $520.

During the first quarter 1997, the Company terminated its interest rate swap contracts which it held for the purpose of minimizing exposure to fluctuations in interest rates related to specific investment securities held. The notional amount of such swaps outstanding at December 31 1996 was approximately $9,000. The swaps were transacted with investment grade counterparties. As of December 31, 1996, the Company's interest rate swap contracts were in a $270 unrealized loss position. During 1997, 1996 and 1995, there were no realized investment gains or losses recorded.

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
December 31 were:
                                        1997          1996         1995
                                     -----------  -----------  -----------
 Proceeds                             $ 846,041    $ 847,091    $ 620,853
 Gross realized investment gains         16,783       19,078       14,196
 Gross realized investment losses         7,193       10,749       10,813


The Company had investment securities with a carrying value of $26,508 and $27,726 that were deposited with insurance regulatory authorities at December 31, 1997 and 1996, respectively.

During 1997, the Company realized a $1,005 gain on the sale of its remaining investment in the Separate Accounts. At December 31, 1996, the Company had invested $10,168 in Separate Accounts,
including $168 of unrealized gains.   The investments in Separate
Accounts are for the purpose of providing original funding of certain mutual fund portfolios available as investment options to variable life and annuity policyholders.

At December 31, 1997, the Company held no mortgage loans on real estate. The carrying value and established valuation allowances of impaired mortgage loans on real estate as of December 31, 1996 were $44,239 and $17,652, respectively.

Additional information on impaired loans for the years ended
December 31 follows:

                                                1997         1996        1995
                                           -----------  -----------  -----------

 Average investment in impaired loans       $  30,945    $  79,668    $ 124,089
 Interest income recognized (cash-basis)        2,830        4,848        5,482

For the years ended December 31, 1997, 1996 and 1995, $7,891,
$28,555 and $1,300, respectively, of real estate held-for-sale was acquired in satisfaction of debt.

Net investment income arose from the following sources for the years ended December 31:

                                                  1997          1996           1995
                                             ------------   ------------   ------------
 Fixed maturity securities                    $  236,325     $  266,916     $  305,648
 Equity securities                                 3,020          1,876          1,329
 Mortgage loans                                    4,627          9,764         12,250
 Real estate held-for-sale                         1,939            563            153
 Policy loans on insurance contracts              57,998          56,512         53,576
 Cash and cash equivalents                         9,570           6,710          8,463
 Other                                               709             899          1,753
                                             ------------    ------------   ------------

 Gross investment income                         314,188         343,240        383,172
 Less investment expenses                         (5,486)         (6,579)        (7,006)
                                             ------------    ------------   ------------

 Net investment income                        $  308,702      $  336,661     $  376,166
                                             ============    ============   ============

Net realized investment gains (losses), including changes in valuation allowances for the years ended December 31:

                                                   1997           1996           1995
                                              ------------   ------------   ------------
  Fixed maturity securities                    $    6,149     $    4,690     $    1,908
  Equity securities                                 3,441          3,639          1,475
  Trading account securities                          697              -              -
  Investment in Separate Accounts                   1,005            106           (369)
  Mortgage loans                                    6,252            599            334
  Real estate held-for-sale                        (4,252)          (171)         1,177
  Cash and cash equivalents                            (3)            (1)             -
                                              ------------   ------------   ------------

  Net realized investment gains                $   13,289     $    8,862     $    4,525
                                              ============   ============   ============

 The following is a reconciliation of the change in valuation allowances that have been recorded to reflect other-than-temporary declines in estimated fair value of mortgage loans for the years ended December 31:

                 Balance at      Additions                     Balance at
                 Beginning      Charged to        Write -         End
                  of Year       Operations        Downs         of Year
                -----------    ------------    -----------    -----------

  Mortgage loans:
       1997      $  17,652      $        -      $  17,652      $       -
       1996         35,881               -         18,229         17,652
       1995         40,070               -          4,189         35,881


 The Company held no investments at December 31, 1997 which have been non-income producing for the preceding twelve months.

 The Company has committed to participate in a limited partnership that invests in leveraged transactions. As of December 31, 1997, $4,744 has been advanced towards the Company's $10,000 commitment to the limited partnership.

NOTE 4.   FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on earnings before income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                      1997         1996         1995
                                                   ----------   ----------   ----------
  Provision for income taxes computed at Federal
    statutory rate                                  $ 42,413     $ 41,048     $ 41,575

  Increase (decrease) in income taxes resulting
   from:
    Dividend received deduction                       (1,969)      (3,135)        (532)
    Release of policyholders' surplus                      -            -        1,991
    Tax deductible interest                                -            -         (718)
    Other                                                  -          (21)         (13)
                                                   ----------   ----------   ----------
Federal income tax provision                        $ 40,444     $ 37,892     $ 42,303
                                                   ==========   ==========   ==========

 The Federal statutory rate for each of the three years in the period ended December 31, 1997 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                           1997                 1996                1995
                                                                    --------------        --------------        --------------
  Deferred policy acquisition costs                                  $     (2,422)         $     (5,770)         $     (2,179)
  Policyholders' account balances                                         (16,099)               15,004                    66
  Liability for guaranty fund assessments                                   1,190                   760                   249
  Investment adjustments                                                    5,070                 5,122                 5,563
  Other                                                                         -                   (38)                  269
                                                                    --------------        --------------        --------------
  Deferred Federal income tax
   provision (benefit)                                               $    (12,261)         $     15,078          $      3,968
                                                                    ==============        ==============        ==============

Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                                          1997                  1996
                                                                    --------------        --------------
  Deferred tax assets:
   Policyholders' account balances                                   $     95,182          $     79,083
   Investment adjustments                                                     601                 5,671
   Liability for guaranty fund assessments                                  5,381                 6,571
                                                                    --------------        --------------
      Total deferred tax assets                                           101,164                91,325
                                                                    --------------        --------------

  Deferred tax liabilities:
   Deferred policy acquisition costs                                       88,670                91,092
   Net unrealized investment gain on investment securities                  9,689                 2,959
   Other                                                                    3,988                 3,988
                                                                    --------------        --------------
      Total deferred tax liabilities                                      102,347                98,039
                                                                    --------------        --------------

      Net deferred tax liability                                     $      1,183          $      6,714
                                                                    ================      ==============



 The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.

NOTE 5.   RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $43,028, $43,515 and $41,729 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company is allocated interest expense on its accounts payable to MLIG which approximates the daily Federal funds rate. Total intercompany interest paid was $842, $988 and $1,310 for 1997, 1996 and 1995, respectively.

 The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,913, $2,279 and $2,635 for 1997, 1996 and 1995, respectively.

 MLAM and MLIG have entered into an agreement with respect to administrative services for the Merrill Lynch Series Fund, Inc. ("Series Fund") and Merrill Lynch Variable Series Funds, Inc. ("Variable Series Funds"). The Company invests in the various mutual fund portfolios of the Series Fund and the Variable Series Funds in connection with the variable life and annuities the Company has in-force. Under this agreement, MLAM pays compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Series Fund and the Variable Series Funds to MLAM. The Company received from MLIG its allocable share of such compensation in the amount of $19,057, $16,514 and $13,293 during 1997, 1996 and
 1995, respectively.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $72,729, $42,639 and $43,984 for 1997, 1996 and 1995, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

 During the first quarter 1997, the Company terminated its interest rate swap contracts which it entered into with Merrill Lynch Capital Services, Inc. ("MLCS") with a guarantee from Merrill Lynch & Co. At December 31, 1996, the notional amount of such interest rate swap contracts outstanding was $9,000. Net interest received from these interest rate swap contracts was $4, ($117), and $256 for 1997, 1996 and 1995, respectively.

 Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

 During 1997, the Company sold its investment in 2141 E.
 Camelback, Corp. to Merrill Lynch Mortgage Capital, Inc. The investment was sold at its carrying value of $5,375.

NOTE 6.   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 During 1997, 1996, and 1995 the Company paid dividends of $135,000, $175,000, and $100,000, respectively, to MLIG. Of these stockholder's dividends, $110,030, $175,000 and $73,757, respectively, were extraordinary dividends as defined by Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance Commissioner.

 At December 31, 1997 and 1996, approximately $24,304 and $24,970, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 1997 and 1996, was $245,042 and $251,697,
 respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principles utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes, and valuing securities on a different basis. The Company's statutory net income for 1997, 1996 and 1995 was $81,963, $93,532 and $121,451, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital which a life insurance company should have based upon that company's risk profile. As of December 31, 1997 and 1996, based on the RBC formula, the Company's total adjusted capital level was 394% and 403%, respectively, of the minimum amount of capital required to avoid regulatory action.

NOTE 7.   COMMITMENTS AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). During 1991, and to a lesser extent 1992, there were certain highly publicized life insurance insolvencies. The Company has utilized public information to estimate what future assessments it will incur as a result of these insolvencies. At December 31, 1997 and 1996, the Company has established an estimated liability for future guaranty fund assessments of $15,374 and $18,773, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

NOTE 8.  LIFE INSURANCE IN FORCE



                                                 Ceded to         Assumed                          Percentage
                                    Gross          other         from other         Net            of amount
                                    amount       companies        companies        amount          assumed to
                                                                                                      net

Life insurance
     in force                     10,568,021      2,879,306       1,843,104       9,531,819           19%

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

                                           Merrill Lynch Life Insurance Company
                                           -------------------------------------
                                           (Registrant)

Date: March 27, 1998                       By:  /s/ Joseph E. Crowne, Jr.
                                               ---------------------------------
                                               Joseph E. Crowne, Jr.
                                               Chief Financial Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                  Title                                   Date
---------                                  -----                                   ----

        *                                  Chairman of the Board, President        March 27, 1998
-----------------------------------        and Chief Executive Officer             --------------
Anthony J. Vespa


/s/ Joseph E. Crowne, Jr.                  Director, Senior Vice President,        March 27, 1998
-----------------------------------        Chief Financial Officer, Chief          --------------
Joseph E. Crowne, Jr.                      Actuary and Treasurer


/s/ Barry G. Skolnick                      Director, Senior Vice President and     March 27, 1998
-----------------------------------        General Counsel*                        --------------
Barry G. Skolnick


        *                                  Director, Senior Vice President and     March 27, 1998
-----------------------------------        Chief Investment Officer                --------------
David M. Dunford


        *                                  Director and Senior Vice President      March 27, 1998
-----------------------------------                                                --------------
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

         No annual report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holder.

                                 EXHIBIT INDEX



Exhibit No.          Description                                    Location
-----------          -----------                                    --------
2.1                  Merrill Lynch Life Insurance Company Board     Incorporated by reference to Exhibit 2.1,
                     of Directors Resolution in Connection with     filed September 5, 1991, as part of
                     the Merger between Merrill Lynch Life          Post-Effective Amendment No. 4
                     Insurance Company and Tandem Insurance         to the Registrant's registration statement
                     Group, Inc.                                    on Form S-1, File No. 33-26322.

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

10.6                 Amended General Agency Agreement between       Incorporated by reference to Exhibit 10(g)
                     Merrill Lynch Life Insurance Company           to the Registrant's registration
                     and Merrill Lynch Life Agency, Inc.            statement on Form S-1, File No. 33-46827,
                                                                    filed March 30, 1992.





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

10.8                 Management Agreement between Merrill           Incorporated by reference to Exhibit 10(i)
                     Lynch Life Insurance Company and Merrill       to the Registrant's registration statement
                     Lynch Asset Management, Inc.                   on Form S-1, File No. 33-46827, filed
                                                                    March 30, 1992.

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

23.1                 Consent of Deloitte & Touche LLP.              Exhibit 23.1.

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

24.5                 Power of attorney of                           Incorporated by reference to Exhibit 24(g)
                     Gail R. Farkas.                                to Post-Effective Amendment No. 1 to the
                                                                    Registrant's registration statement on
                                                                    Form S-1, File No. 33-58303, filed March
                                                                    26, 1996.

27.1                 Financial Data Schedule                        Exhibit 27.1





