Form 10-Q
period 1998-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1998-05-14
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


                                                                             March 31,         December 31,
                                                                               1998                1997
                                                                         ---------------     ---------------
ASSETS
------
INVESTMENTS:
    Fixed maturity securities, at estimated fair value
      (amortized cost:  1998 - $2,799,845; 1997 - $2,927,562)             $   2,874,689       $   3,008,608
    Equity securities, at estimated fair value
     (cost:  1998 - $114,564; 1997 - $72,599)                                   114,822              73,612
    Trading account securities, at estimated fair value                          16,923              15,625
    Real estate held-for-sale                                                    28,034              31,805
    Policy loans on insurance contracts                                       1,121,627           1,118,139
                                                                         ---------------     ---------------
       Total Investments                                                      4,156,095           4,247,789

CASH AND CASH EQUIVALENTS                                                        62,022              86,388
ACCRUED INVESTMENT INCOME                                                        80,292              78,224
DEFERRED POLICY ACQUISITION COSTS                                               367,096             365,105
FEDERAL INCOME TAXES - DEFERRED                                                   2,729                   -
REINSURANCE RECEIVABLES                                                           3,932               1,617
AFFILIATED RECEIVABLES - NET                                                        115                 166
RECEIVABLES FROM SECURITIES SOLD                                                  5,685              75,820
OTHER ASSETS                                                                     45,433              49,353
SEPARATE ACCOUNTS ASSETS                                                      9,990,628           9,149,119
                                                                         ---------------     ---------------
TOTAL ASSETS                                                              $  14,714,027       $  14,053,581
                                                                         ===============     ===============




See notes to finanical statements.
(continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)
(Unaudited)


                                                                             March 31,         December 31,
                                                                               1998                1997
                                                                         ---------------     ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
        Policyholders' account balances                                   $   4,067,965       $   4,188,110
        Claims and claims settlement expenses                                    64,445              50,574
                                                                         ---------------     ---------------
          Total policy liabilities and accruals                               4,132,410           4,238,684

 OTHER POLICYHOLDER FUNDS                                                        19,064              27,160
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                         14,230              15,734
 FEDERAL INCOME TAXES - DEFERRED                                                      -               1,183
 FEDERAL INCOME TAXES - CURRENT                                                  15,248              24,438
 PAYABLE FOR SECURITIES PURCHASED                                                11,556              95,135
 OTHER LIABILITIES                                                               57,655              54,434
 SEPARATE ACCOUNTS LIABILITES                                                 9,990,628           9,149,119
                                                                         ---------------     ---------------
          Total Liabilities                                                  14,240,791          13,605,527
                                                                         ---------------     ---------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                            2,000               2,000
 Additional paid-in capital                                                     347,324             347,324
 Retained earnings                                                              107,689              80,735
 Accumulated other comprehensive income                                          16,223              17,995
                                                                         ---------------     ---------------
          Total Stockholder's Equity                                            473,236             448,054
                                                                         ---------------     ---------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $  14,714,027       $  14,053,581
                                                                         ===============     ===============








See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         ---------------     ---------------
REVENUES:
 Investment revenue:
  Net investment income                                                   $      70,998       $      79,638
  Net realized investment gains                                                  10,458               5,785
 Policy charge revenue                                                           48,045              41,116
                                                                         ---------------     ---------------
   Total Revenues                                                               129,501             126,538
                                                                         ---------------     ---------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                            50,319              53,106
 Market value adjustment expense                                                  1,392                 943
 Policy benefits (net of reinsurance recoveries:  1998 - $3,741
  1997 - $2,937)                                                                  7,732               6,756
 Reinsurance premium ceded                                                        4,870               4,360
 Amortization of deferred policy acquisition costs                               16,673              21,924
 Insurance expenses and taxes                                                    12,272              11,777
                                                                         ---------------     ---------------
   Total Benefits and Expenses                                                   93,258              98,866
                                                                         ---------------     ---------------

   Earnings Before Federal Income Tax Provision                                  36,243              27,673

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                         12,248               9,934
 Deferred                                                                        (2,959)             (1,879)
                                                                         ---------------     ---------------
   Total Federal Income Tax Provision                                             9,289               8,055
                                                                         ---------------     ---------------
NET EARNINGS                                                              $      26,954       $      19,617
                                                                         ===============     ===============







See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                               1998                 1997
                                                                         ---------------     ---------------
NET EARNINGS                                                              $      26,954       $      19,617
                                                                         ---------------     ---------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period                3,447             (47,261)
   Reclassification adjustment for gains included in net earnings               (10,404)             (5,451)
                                                                         ---------------     ---------------
   Net unrealized losses on investment securities                                (6,957)            (52,712)

   Adjustments for:
              Policyholder liabilities                                            4,148              30,993
              Deferred policy acquisition costs                                      83               7,731

 Income tax benefit related to items of
   other comprehensive income                                                       954               4,896
                                                                         ---------------     ---------------
 Other comprehensive income, net of tax                                          (1,772)             (9,092)
                                                                         ---------------     ---------------
COMPREHENSIVE INCOME                                                      $      25,182       $      10,525
                                                                         ===============     ===============




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                     Accumulated
                                                                 Additional                             other             Total
                                                  Common           paid-in           Retained       comprehensive     stockholder's
                                                  stock            capital           earnings          income             equity
                                             ---------------   ---------------   ---------------   ---------------   ---------------
BALANCE, JANUARY 1, 1997                      $       2,000     $     402,937     $      79,387     $       5,496     $     489,820

 Dividend to Parent                                                   (55,613)          (79,387)                           (135,000)

 Net earnings                                                                            80,735                              80,735

 Other comprehensive income, net of tax                                                                    12,499            12,499
                                             ---------------   ---------------   ---------------   ---------------   ---------------
BALANCE, DECEMBER 31, 1997                            2,000           347,324            80,735            17,995           448,054

 Net earnings                                                                            26,954                              26,954

 Other comprehensive income, net of tax                                                                    (1,772)           (1,772)
                                             ---------------   ---------------   ---------------   ---------------   ---------------
BALANCE, MARCH 31, 1998                       $       2,000     $     347,324     $     107,689     $      16,223     $     473,236
                                             ===============   ===============   ===============   ===============   ===============




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         -----------------------------------
                                                                               1998                1997
                                                                         ---------------     ---------------
OPERATING ACTIVITIES:
 Net earnings                                                             $      26,954       $      19,617
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                             16,673              21,924
   Capitalization of policy acquisition costs                                   (18,581)            (15,739)
   Amortization, (accretion) and depreciation of investments                     (2,115)               (681)
   Net realized investment gains                                                (10,458)             (5,785)
   Interest credited to policyholders' account balances                          50,319              53,106
   Benefit for deferred Federal income tax                                       (2,959)             (1,879)
   Changes in operating assets and liabilities:
    Accrued investment income                                                    (2,068)               (544)
    Affiliated receivables / payables                                                51               6,363
    Claims and claims settlement expenses                                        13,871               4,978
    Federal income taxes - current                                               (9,190)             (8,034)
    Other policyholder funds                                                     (8,096)             (1,952)
   Liability for guaranty fund assessments                                       (1,144)               (563)
   Policy loans on insurance contracts                                           (3,488)             (2,997)
   Trading account securities                                                       (40)                  -
   Other, net                                                                     4,826              (2,434)
                                                                         ---------------      --------------
      Net cash and cash equivalents provided by operating activities             54,555              65,380
                                                                         ---------------      --------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                         285,119              169,387
 Maturities of available-for-sale securities                                    149,017              198,900
 Purchases of available-for-sale securities                                    (357,603)            (271,883)
 Mortgage loans principal payments received                                           -               30,027
 Sales of real estate held-for-sale                                              10,862                    -
 Recapture of investment in Separate Accounts                                         -                9,221
 Investment in Separate Accounts                                                      -                  (21)
                                                                         ---------------      ---------------
       Net cash and cash equivalents provided by investing activities            87,395              135,631
                                                                         ---------------      ---------------




See notes to financial statements.
(continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                Three Months Ended
                                                                                      March 31,
                                                                         -----------------------------------
                                                                              1998                 1997
                                                                         ----------------    ---------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                                $     234,970       $     216,319
  Withdrawals (including transfers to/from Separate Accounts)                  (401,286)           (328,760)
                                                                         ---------------     ---------------
   Net cash and cash equivalents used by financing activities                  (166,316)           (112,441)
                                                                         ---------------     ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            (24,366)             88,570

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                               86,388              94,991
                                                                         ---------------     ---------------
 End of period                                                            $      62,022       $     183,561
                                                                         ===============     ===============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                    $      21,438       $      17,968
  Intercompany interest                                                             209                 175





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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K ("1997 Report").


NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1998 and December 31, 1997, was $277 million and $245 million, respectively. For the three month periods ended March 31, 1998 and 1997, statutory net income was $33.0 million and $17.8 million, respectively.


NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income, which is a component of stockholder's equity. Unrealized gains and losses on trading account securities are included in net realized investment gains.

The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with available-for-sale securities. These adjustments are recorded in the accumulated other comprehensive income component of stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in accumulated other comprehensive income at March 31, 1998 and December 31, 1997:


                                              March 31,    December 31,
                                                1998          1997
                                             -----------   -----------
                                                  (In Thousands)

 Assets:
  Fixed maturity securities                   $  74,844     $  81,046
  Equity securities                                 258         1,013
  Deferred policy acquisition costs              (5,369)       (5,452)
                                             -----------   -----------
                                                 69,733        76,607

 Liabilities:
  Policyholders' account balances                44,775        48,923
  Federal income taxes - deferred                 8,735         9,689
                                             -----------   -----------
                                                 53,510        58,612
 Stockholder's equity:                       -----------   -----------
  Accumlated other comprehensive income       $  16,223     $  17,995
                                             ===========   ===========

NOTE 4:  RECLASSIFICATIONS:

To facilitate comparisons with the current year, certain amounts in the prior year have been reclassified.


During the third quarter 1997, the Company provided $15 million initial funding for a trading portfolio, composed of convertible debt and equity securities. The net unrealized holding gains on trading account securities earned during the first quarter 1998, and included in net realized investment gains was $764.

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1997 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1997 Report.

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

Life insurance premiums and annuity deposits received in the first three months of 1998 and 1997 were $273 million and $236 million, respectively. The increase is attributable to increased sales of the Company's variable products. During the first quarter 1998, variable annuity deposits increased $32.6 million (or 17%) to $228 million and variable life insurance premiums increased $9.7 million (or 33%) to $39.4 million. Management attributes the increase in variable product sales to the continued strength of the U.S. equity markets. During the first quarter 1998, the Standard & Poor's 500 Composite Stock Price Index rose 14%, ending the quarter near its historical high point. Future variable product sales could be negatively impacted if the equity markets enter a period of decline. Partially offsetting the increases in variable product sales was the reduction in modified guaranteed annuity sales which declined $3.7 million (or 90%) to $4.1 million. Sales volume of this product is reflective of the current interest rate environment and will generally increase and decrease in a direct relationship with changes in interest rates. During the first quarter 1998, interest rates remained generally lower with medium term rates on U.S. Treasury securities at approximately 5.6%. This represents a 97 basis point decrease from the first quarter 1997.

During the first three months of 1998, separate account assets increased $842 million (or 9%) to $10 billion. The increase is attributable to two factors. First, the separate accounts benefited from strong underlying fund performance associated with the generally rising equity markets. During the first three months of 1998, separate account assets increased $775 million due to price appreciation in the underlying funds supporting the variable products. Second, net cash inflow to the variable products contributed $67 million to the growth in separate account assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1998, the Company's assets included $2.4 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of March 31, 1998, approximately $176 million (or 6.1%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

Comprehensive Income

For the three month periods ended March 31, 1998 and 1997, the Company reported comprehensive income of $25 million and $11 million, respectively. A discussion of the results of operations and changes in other comprehensive income follows:


Results of Operations

For the three month periods ended March 31, 1998 and 1997, the Company reported net earnings of $27 million and $20 million, respectively.

During the first quarter 1998, net investment income and interest credited to policyholders' account balances declined by approximately $9 million and $3 million, respectively, resulting in a $6 million decrease in interest spread when compared to the first quarter 1997. The reduction in net investment income is primarily a result of the Company's fourth quarter 1997 dividend payment to its stockholder, declining fixed rate contracts in-force and the declining yield on the company's fixed maturity portfolio. The reduction in interest credited to policyholders' account balances is primarily attributable to the declining fixed rate contracts in-force and the declining crediting rate on newly issued and renewal fixed rate contracts. The declines in investment yield and crediting rate are a result of the current lower interest rate environment.

Net realized investment gains increased approximately $5 million during the current three month period as compared to the same period during 1997. The increase is primarily due to the $7 million gain on the sale of one commercial real estate property. Partially offsetting this gain was $1 million in credit-related losses due to the sale of fixed maturity securities of Pacific Rim issuers.

Policy charge revenue increased $7 million (or 17%) during the first quarter 1998 as compared to the same period during 1997. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $1.9 billion (or 25%) during the first quarter 1998 as compared to the same period in 1997. Asset based policy charges increased $6 million (or 24%) consistent with the growth in separate account assets. Non-asset based policy charges increased $1 million (or 5%).

Policy benefits increased approximately $1 million to $8 million during the current three month period from $7 million in the same period during 1997. The increase is primarily due to the increase in variable life death claims.

Reinsurance premium ceded increased $0.5 million (or 12%) to $5 million during 1998. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has increased $0.4 million (or 48%) during the current three month period consistent with an increase in surrender activity resulting from the lower interest rate environment as compared to the same period in 1997.

Amortization of deferred policy acquisition costs decreased $5 million during the first quarter 1998 as compared to the same period during 1997. During the first quarter 1997, management decided to pay trail commissions on certain in-force life insurance contracts. The revision to future gross profit assumptions for that line of business resulted in a $6 million increase in amortization.


Other Comprehensive Income

The Company reported a decrease in other comprehensive income of $2 million during the first quarter 1998 as compared to a decrease of $9 million during the first quarter 1997.

Other comprehensive income is impacted by the change in net unrealized holding gains (losses) on investment securities and the related adjustments to deferred policy acquisition costs, policyholders' liabilities and deferred income taxes. Generally, the most significant factor that impacts net unrealized holding gains (losses) on investment securities is changes in interest rates. At March 31, 1998, interest rates on medium term U.S. Treasury securities remained relatively flat from December 31, 1997. This compares to the approximately 53 basis point increase from December 31, 1996 to March 31, 1997. The change in net unrealized holding gains (losses) has an inverse relationship to changes in interest rates.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE, JR.

                                       -----------------------------------------

                                              Joseph E. Crowne, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 14, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule