Form 10-Q
period 1998-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1998-08-14
CIK 845091

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
        COMMISSION FILE NUMBER 33-26322; 33-46827; 33-52254; 33-60290;
                              33-58303; 333-33863

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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                        June 30,            December 31,
                                                                          1998                  1997
                                                                    --------------        --------------
ASSETS
------
INVESTMENTS:
    Fixed maturity securities, at estimated fair value
      (amortized cost:  1998 - $2,692,020; 1997 - $2,927,562)        $  2,761,516          $  3,008,608
    Equity securities, at estimated fair value
      (cost:  1998 - $129,459; 1997 - $72,599)                            128,528                73,612
    Trading account securities, at estimated fair value                    17,276                15,625
    Real estate held-for-sale                                              28,034                31,805
    Policy loans on insurance contracts                                 1,119,801             1,118,139
                                                                    --------------        --------------
       Total Investments                                                4,055,155             4,247,789


CASH AND CASH EQUIVALENTS                                                  51,239                86,388
ACCRUED INVESTMENT INCOME                                                  77,794                78,224
DEFERRED POLICY ACQUISITION COSTS                                         368,018               365,105
FEDERAL INCOME TAXES - DEFERRED                                             5,675                     -
REINSURANCE RECEIVABLES                                                     2,641                 1,617
AFFILIATED RECEIVABLES - NET                                                2,228                   166
RECEIVABLES FROM SECURITIES SOLD                                           16,145                75,820
OTHER ASSETS                                                               47,837                49,353
SEPARATE ACCOUNTS ASSETS                                               10,287,621             9,149,119
                                                                    --------------        --------------
TOTAL ASSETS                                                         $ 14,914,353          $ 14,053,581
                                                                    ==============        ==============


See notes to finanical statements.
(continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts) (Unaudited)

                                                                        June 30,            December 31,
                                                                         1998                   1997
                                                                    --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY
------------------------------------
LIABILITIES:
   POLICY LIABILITIES AND ACCRUALS:
      Policyholders' account balances                                $  3,961,752          $  4,188,110
      Claims and claims settlement expenses                                62,659                50,574
                                                                    --------------        --------------
          Total policy liabilities and accruals                         4,024,411             4,238,684

OTHER POLICYHOLDER FUNDS                                                   23,424                27,160
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                    14,481                15,374
FEDERAL INCOME TAXES - DEFERRED                                                 -                 1,183
FEDERAL INCOME TAXES - CURRENT                                             13,736                24,438
PAYABLE FOR SECURITIES PURCHASED                                           16,497                95,135
OTHER LIABILITIES                                                          58,418                54,434
SEPARATE ACCOUNTS LIABILITES                                           10,275,492             9,149,119
                                                                    --------------        --------------
          Total Liabilities                                            14,426,459            13,605,527
                                                                    --------------        --------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                      2,000                 2,000
 Additional paid-in capital                                               347,324               347,324
 Retained earnings                                                        126,328                80,735
 Accumulated other comprehensive income                                    12,242                17,995
                                                                    --------------        --------------
          Total Stockholder's Equity                                      487,894               448,054
                                                                    --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 14,914,353          $ 14,053,581
                                                                    ==============        ==============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                      ----------------------------------
                                                                          1998                  1997
                                                                      ------------        --------------
REVENUES:
 Investment revenue:
  Net investment income                                                $  139,409          $    158,082
  Net realized investment gains                                            13,300                 6,920
 Policy charge revenue                                                    100,661                83,345
                                                                      ------------        --------------
   Total Revenues                                                         253,370               248,347
                                                                      ------------        --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     100,317               105,775
 Market value adjustment expense                                            2,919                 1,655
 Policy benefits (net of reinsurance recoveries:  1998 - $5,059
  1997 - $7,263)                                                           15,438                13,702
 Reinsurance premium ceded                                                  9,855                 8,841
 Amortization of deferred policy acquisition costs                         35,215                36,568
 Insurance expenses and taxes                                              24,810                23,692
                                                                      ------------        --------------
   Total Benefits and Expenses                                            188,554               190,233
                                                                      ------------        --------------

   Earnings Before Federal Income Tax Provision                            64,816                58,114

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   22,984                31,267
 Deferred                                                                  (3,761)              (12,632)
                                                                    --------------        --------------
   Total Federal Income Tax Provision                                      19,223                18,365
                                                                    --------------        --------------
NET EARNINGS                                                         $     45,593          $     39,479
                                                                    ==============        ==============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                              Three Months Ended
                                                                                   June 30,
                                                                    ------------------------------------
                                                                          1998                 1997
                                                                    --------------        --------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     68,410          $     78,444
  Net realized investment gains                                             2,842                 1,135
 Policy charge revenue                                                     52,616                42,229
                                                                    --------------        --------------
   Total Revenues                                                         123,868               121,808
                                                                    --------------        --------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      49,998                52,669
 Market value adjustment expense                                            1,527                   712
 Policy benefits (net of reinsurance recoveries:  1998 - $1,318
  1997 - $4,326)                                                            7,706                 6,946
 Reinsurance premium ceded                                                  4,985                 4,481
 Amortization of deferred policy acquisition costs                         18,542                14,644
 Insurance expenses and taxes                                              12,538                11,915
                                                                    --------------        --------------
   Total Benefits and Expenses                                             95,296                91,367
                                                                    --------------        --------------

   Earnings Before Federal Income Tax Provision                            28,572                30,441

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   10,736                21,333
 Deferred                                                                    (802)              (10,753)
                                                                    --------------        --------------
   Total Federal Income Tax Provision                                       9,934                10,580
                                                                    --------------        --------------
NET EARNINGS                                                         $     18,638          $     19,861
                                                                    ==============        ==============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
NET EARNINGS                                                         $     45,593          $     39,479
                                                                    --------------        --------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding losses arising during the period                   (157)               (7,376)
   Reclassification adjustment for gains included in net earnings         (13,208)               (6,586)
                                                                    --------------        --------------
   Net unrealized losses on investment securities                         (13,365)              (13,962)

   Adjustments for:
              Policyholder liabilities                                      4,923                20,268
              Deferred policy acquisition costs                              (408)                  591

 Income tax (expense) benefit related to items of
   other comprehensive income                                               3,097                (2,414)
                                                                    --------------        --------------
 Other comprehensive income, net of tax                                    (5,753)                4,483
                                                                    --------------        --------------
COMPREHENSIVE INCOME                                                 $     39,840          $     43,962
                                                                    ==============        ==============








See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
NET EARNINGS                                                         $     18,638          $     19,861
                                                                    --------------        --------------
OTHER COMPREHENSIVE INCOME, NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period         (3,604)               39,885
   Reclassification adjustment for gains included in net earnings          (2,804)               (1,135)
                                                                    --------------        --------------
   Net unrealized gains (losses) on investment securities                  (6,408)               38,750

   Adjustments for:
              Policyholder liabilities                                        775               (10,725)
              Deferred policy acquisition costs                              (491)               (7,140)

 Income tax (expense) benefit related to items of
   other comprehensive income                                               2,144                (7,309)
                                                                    --------------        --------------
 Other comprehensive income, net of tax                                    (3,980)               13,576
                                                                    --------------        --------------
COMPREHENSIVE INCOME                                                 $     14,658          $     33,437
                                                                    ==============        ==============






See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)


                                                                                                    Accumulated
                                                                 Additional                            other              Total
                                                 Common           paid-in          Retained        comprehensive      stockholder's
                                                 stock            capital          earnings           income             equity
                                             -------------     -------------     -------------     -------------      -------------
BALANCE, JANUARY 1, 1997                      $     2,000       $   402,937       $    79,387       $     5,496        $   489,820

 Dividend to Parent                                                 (55,613)          (79,387)                            (135,000)

 Net earnings                                                                          80,735                               80,735

 Other comprehensive income, net of tax                                                                  12,499             12,499
                                             -------------     -------------     -------------     -------------      -------------
BALANCE, DECEMBER 31, 1997                          2,000           347,324            80,735            17,995            448,054

 Net earnings                                                                          45,593                               45,593

 Other comprehensive income, net of tax                                                                  (5,753)            (5,753)
                                             -------------     -------------     -------------      -------------      -------------
BALANCE, JUNE 30, 1998                        $     2,000       $   347,324        $  126,328        $    12,242        $   487,894
                                             =============     =============     =============      =============      =============





See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
OPERATING ACTIVITIES:
 Net earnings                                                        $     45,593          $     39,479
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                       35,215                36,568
   Capitalization of policy acquisition costs                             (38,536)              (32,379)
   Amortization (accretion) and depreciation of investments                (4,157)               (1,553)
   Net realized investment gains                                          (13,300)               (6,920)
   Interest credited to policyholders' account balances                   100,317               105,775
   Benefit for deferred Federal income tax                                 (3,761)              (12,632)
   Changes in operating assets and liabilities:
    Accrued investment income                                                 430                   589
    Affiliated receivables / payables                                      (2,062)               (4,128)
    Claims and claims settlement expenses                                  12,085                11,588
    Federal income taxes - current                                        (10,702)               13,299
    Other policyholder funds                                               (3,736)                  117
    Liability for guaranty fund assessments                                  (893)               (2,350)
   Policy loans on insurance contracts                                     (1,662)               (2,846)
   Trading account securities                                                (377)                    -
   Other, net                                                               4,476                 6,153
                                                                    --------------        --------------
      Net cash and cash equivalents provided by operating
       activities                                                         118,930               150,760
                                                                    --------------        --------------
INVESTING ACTIVITIES:
 Sales of available-for-sale securities                                    492,553              311,893
 Maturities of available-for-sale securities                               269,089              300,114
 Purchases of available-for-sale securities                               (592,830)            (501,772)
 Mortgage loans principal payments received                                      -               39,924
 Sales of real estate held-for-sale                                         10,862                    -
 Recapture of investment in Separate Accounts                                    -               11,026
 Investment in Separate Accounts                                           (12,000)                 (21)
                                                                    ---------------       ---------------
       Net cash and cash equivalents provided by investing
        activities                                                         167,674              161,164
                                                                    ---------------       ---------------





See notes to financial statements.
(continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                    ------------------------------------
                                                                         1998                  1997
                                                                    --------------        --------------
FINANCING ACTIVITIES:
 Policyholders' account balances:
  Deposits                                                           $    518,798          $    519,177
  Withdrawals (including transfers to/from Separate Accounts)            (840,551)             (759,355)
                                                                    --------------        --------------
   Net cash and cash equivalents used by financing activities            (321,753)             (240,178)
                                                                    --------------        --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (35,149)               71,746

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                         86,388                94,991
                                                                    --------------        --------------
 End of period                                                       $     51,239          $    166,737
                                                                    ==============        ==============


Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $     33,686          $     17,968
  Intercompany interest                                                       470                   369





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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K ("1997 Report").

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1998 and December 31, 1997, was $293 million and $245 million, respectively. For the six month periods ended June 30, 1998 and 1997, statutory net income was $48 million and $47 million, respectively.


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

The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with available-for-sale securities. These adjustments are recorded in the accumulated other comprehensive income component of stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles the net unrealized investment gain recorded in accumulated other comprehensive income at June 30, 1998 and December 31, 1997:


                                              June 30,      December 31,
                                                1998            1997
                                           -------------   -------------
                                                   (In Thousands)

 Assets:
  Fixed maturity securities                 $    69,496     $    81,046
  Equity securities                                (931)          1,013
  Deferred policy acquisition costs              (5,860)         (5,452)
  Separate Accounts assets                          129               -
                                           -------------   -------------
                                                 62,834          76,607

 Liabilities:
  Policyholders' account balances                44,000          48,923
  Federal income taxes - deferred                 6,592           9,689
                                            ------------   -------------
                                                 50,592          58,612
 Stockholder's equity:                      ------------   -------------
  Accumlated other comprehensive income      $   12,242     $    17,995
                                            ============   =============

During the third quarter 1997, the Company provided $15 million initial funding for a trading portfolio, composed of convertible debt and equity securities. The net unrealized holding gains on trading account securities earned during the first six months of 1998, and included in net realized investment gains was $284.

NOTE 4.  COMPREHENSIVE INCOME:

During 1997, the Company early adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all non-owner changes in equity during a period and is reported in the Statements of Comprehensive Income included herein for the three month and six month periods ended
June 30, 1998 and 1997.

NOTE 5.  RECLASSIFICATIONS:

To facilitate comparison with the current year, certain amounts in the prior year have been reclassified.

Item 2  Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1997 Financial Statements and Notes to Financial Statements and the Management's Narrative Analysis of the Results of Operations included in the 1997 Report.

Changes in revenues and expenses in most cases are similar for the three month and six month periods. Therefore, the discussion emphasizes the comparison between the six months of 1998 and 1997, with additional information on the three month periods presented where appropriate.

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

Life insurance premiums and annuity deposits recorded in the first six months of 1998 and 1997 were $591 million and $567 million, respectively. Excluding internal tax-free exchanges, new life insurance premiums and annuity deposits received remained flat at $519 million for both periods. The following discussion of year-to-date variances includes internal tax-free exchanges.

Variable annuity deposits increased $24 million (or 5%) to $509 million. Management attributes the increase in variable annuity sales to the continued strength of the U.S. equity markets. During the first half of 1998, the Standard & Poor's 500 Composite Stock Price Index rose 17%, ending the quarter near its historical high point. Future variable annuity sales could be negatively impacted if the equity markets enter a period of decline.

Variable life insurance premiums increased $17 million (or 30%) to $72 million. This increase is due to the combined effects of implementing a marketing focus program targeting the Company's estate planning and business income specialists and the favorable equity markets.

Modified guaranteed annuity sales, decreased $13 million (or 64%) to $7 million. Sales volume of this product is reflective of the current interest rate environment and will generally increase or decrease in a direct relationship with changes in interest rates. During the first six months of 1998, interest rates remained generally lower with medium term rates on U.S Treasury securities averaging approximately 5.5%. This represents an approximate 53 basis point decrease from the first half of 1997.

On June 5, 1998, the Company introduced five new investment options for it's variable annuity product designed to complement the investment objectives of the twenty-one pre-existing fund options. Three of the new investment options are managed by Merrill Lynch Asset Management, L.P., an affiliated investment advisor, one is managed by Hotchkis & Wiley, an affiliated investment advisor, and one is managed by an unaffiliated investment advisor. Also, during 1998, the Company closed two pre-existing funds to new allocations.

Policy and contract surrenders recorded in the first six months of 1998 and 1997 were $475 million and $363 million, respectively. Variable annuity surrenders increased $46 million (or 42%) to $153 million primarily due to growth of that block of business. Modified guaranteed annuity surrenders increased $76 million (or 98%) to $153 million due to the generally lower interest rate environment during the first six months of 1998 as compared to the same period in 1997. During periods of lower interest rates, modified guaranteed annuity contractholders are more inclined to surrender their contracts for two reasons. First, contractholders can lock-in gains resulting from the market value adjustment, which is applied to withdrawals made prior to the expiration of the stated guarantee period. The market value adjustment has an inverse relationship to changes in
interest rates.   Second, interest crediting rates offered upon
renewal are generally lower than the rates that had been credited prior to the renewal date.

During the first six months of 1998, separate account assets increased $1,138 million (or 12%) to $10.3 billion. The increase is attributable to three factors. First, the separate accounts benefited from strong underlying fund performance associated with the generally rising equity markets. During the first six months of 1998, separate account assets increased $951 million due to price appreciation in the underlying funds supporting the variable products. Second, net cash inflow to the variable products contributed $175 million to the growth in separate account assets. Third, the general account invested $12 million of seed money among two of the new variable annuity investment options.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 1998, the Company's assets included $2.2 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of June 30, 1998, approximately $199 million (or 7.2%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Expenditures on Year 2000 systems compliance are not expected to have a material adverse impact on the Company's financial position in future periods. However, the failure of the Company's service providers to resolve their own processing issues in a timely manner could result in a material financial risk. The Company is in the process of confirming that its service providers are adequately addresing Year 2000 issues. It is not anticipated at this time that contract owners will experience negative effects on their investment, or on the sevices provided in connection therewith, as a result of Year 2000 transition implementation. However, there cannot be complete assurance of success, or that interaction with other service providers will not impair the Company's services at that time.

Results of Operations

For the six month periods ended June 30, 1998 and 1997, the Company reported net earnings of $46 million and $39 million, respectively. For the three month periods ended June 30, 1998 and 1997, the Company reported net earnings of $19 million and $20 million respectively.

The difference between the increase in 1998 versus 1997 year-to-date earnings and the decrease in second quarter 1998 versus 1997 earnings is primarily the result of the following three items quantified on an after-tax basis. First, second quarter 1997 interest credited to policyholders' account balances was reduced $1.6 million due to the release of certain policyholder reserves determined to be in excess of amounts required. Excluding this adjustment, second quarter 1998 earnings increased $0.6 million over second quarter 1997. Second, 1998 year-to-date earnings benefited from a $4.6 million gain on the sale of one commercial real estate property during the first quarter. Third, 1997 year-to-date earnings were negatively impacted by a net $2.2 million due to a $4.2 million charge related to increased amortization of deferred policy acquisition costs associated with management's decision to pay trail commissions on certain inforce life insurance contracts partially offset by an additional $2.0 million reduction in excess policyholder reserves, both of which were recorded during the first quarter .

Net investment income and interest credited to policyholders' account balances for the six months ended June 30, 1998, as compared to the same period in 1997, declined by approximately $19 million and $5 million, respectively, resulting in a $14 million decrease in interest spread. During the first six months of 1997, interest credited to policyholders' account balances included a $6 million decrease due to reserve reductions for amounts determined to be in excess of those required. Excluding those reductions, interest credited to policyholders' account balances and interest spread decreased $11 million and $8 million, respectively. The reduction in net investment income is primarily a result of the Company's fourth quarter 1997 dividend payment to its stockholder, the declining number of fixed rate contracts in-force and the declining yield on the company's fixed maturity portfolio. The reduction in interest credited to policyholders' account balances is primarily attributable to the declining number of fixed rate contracts in-force and the declining crediting rate on newly issued and renewal fixed rate contracts. The declines in investment yield and crediting rate are a result of the current lower interest rate environment.

Net realized investment gains increased approximately $6 million during the current six month period as compared to the same period during 1997. The increase is primarily due to the $7 million gain on the sale of one commercial real estate property during the first quarter 1998. Partially offsetting this gain was $1.4 million in credit-related losses primarily from the sale of fixed maturity securities of Pacific Rim issuers.

Policy charge revenue increased $17 million (or 21%) during the first six months of 1998 as compared to the same period during 1997. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $1.8 billion (or 23%) during the first half of 1998 as compared to the same period in 1997. Asset based policy charges increased $13 million (or 26%) consistent with the growth in separate account assets. Non-asset based policy charges increased $4 million (or 12%) primarily due to higher cost of insurance charges.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts which are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense has increased $1.3 million (or 76%) during the current six month period consistent with an increase in surrender activity resulting from the lower interest rate environment in 1998.

Policy benefits increased approximately $1.7 million to $15 million during the current six month period from $14 million in the same period during 1997. The increase is due to increased mortality for both fixed and variable life products.

Reinsurance premium ceded increased $1 million (or 11%) to $10 million during 1998. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force.

Amortization of deferred policy acquisition costs decreased $1.4 million during the current six month period and increased $3.9 million during the current three month period as compared to their respective periods in 1997. During the first quarter 1997, amortization increased $6.5 million due to revised future gross profit assumptions associated with management's decision to pay trail commissions on certain in-force life insurance contracts. Excluding this adjustment, amortization for the current six month period increased $5.1 million over 1997. These respective six month and three month period increases over 1997 are primarily attributable to the increase in policy charge revenue.

Insurance expenses and taxes increased $1.1 million during the first six months of 1998 as compared to 1997. This is primarily due to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts.

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

Date: August 14, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule