Form 10-Q
period 1998-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1998-11-12
CIK 845091

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

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
        COMMISSION FILE NUMBER 33-26322; 33-46827; 33-52254; 33-60290;
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)


ASSETS                                                                                     September 30,         December 31,
                                                                                               1998                  1997
                                                                                          --------------        --------------
INVESTMENTS:
    Fixed maturity securities, at estimated fair value
     (amortized cost:  1998 - $2,617,166; 1997 - $2,927,562)                               $  2,690,782          $  3,008,608
    Equity securities, at estimated fair value
     (cost:  1998 - $118,833; 1997 - $72,599)                                                   116,730                73,612
    Trading account securities, at estimated fair value                                          15,218                15,625
    Real estate held-for-sale                                                                    28,034                31,805
    Policy loans on insurance contracts                                                       1,127,160             1,118,139
                                                                                          --------------         --------------

       Total Investments                                                                      3,977,924             4,247,789


CASH AND CASH EQUIVALENTS                                                                        83,050                86,388
ACCRUED INVESTMENT INCOME                                                                        80,030                78,224
DEFERRED POLICY ACQUISITION COSTS                                                               368,292               365,105
FEDERAL INCOME TAXES - DEFERRED                                                                   6,413                     -
REINSURANCE RECEIVABLES                                                                           2,775                 1,617
AFFILIATED RECEIVABLES - NET                                                                          -                   166
RECEIVABLES FROM SECURITIES SOLD                                                                  1,703                75,820
OTHER ASSETS                                                                                     43,764                49,353
SEPARATE ACCOUNTS ASSETS                                                                      9,373,778             9,149,119
                                                                                           -------------         -------------

TOTAL ASSETS                                                                               $ 13,937,729          $ 14,053,581
                                                                                           =============         =============













See notes to finanical statements.                                 (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)(Unaudited)


LIABILITIES AND STOCKHOLDER'S EQUITY                                                        September 30,         December 31,
                                                                                                1998                  1997
                                                                                           --------------        --------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
      Policyholders' account balances                                                      $  3,894,122          $  4,188,110
      Claims and claims settlement expenses                                                      65,201                50,574
                                                                                           --------------        --------------

          Total policy liabilities and accruals                                               3,959,323             4,238,684

 OTHER POLICYHOLDER FUNDS                                                                        19,488                27,160
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                                         14,357                15,374
 FEDERAL INCOME TAXES - DEFERRED                                                                      -                 1,183
 FEDERAL INCOME TAXES - CURRENT                                                                   7,711                24,438
 AFFILIATED PAYABLES - NET                                                                        2,352                     -
 PAYABLE FOR SECURITIES PURCHASED                                                                   553                95,135
 OTHER LIABILITIES                                                                               74,978                54,434
 SEPARATE ACCOUNTS LIABILITIES                                                                9,363,251             9,149,119
                                                                                           --------------        --------------

          Total Liabilities                                                                  13,442,013            13,605,527
                                                                                           --------------        --------------

STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                                            2,000                 2,000
 Additional paid-in capital                                                                     347,324               347,324
 Retained earnings                                                                              139,325                80,735
 Accumulated other comprehensive income                                                           7,067                17,995
                                                                                           --------------        --------------

          Total Stockholder's Equity                                                            495,716               448,054
                                                                                           --------------       ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                 $ 13,937,729          $ 14,053,581
                                                                                           =============         =============






See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                           -----------------------------------
                                                                                                1998                 1997
                                                                                           -------------         -------------
REVENUES:
 Investment revenue:
  Net investment income                                                                    $    205,466          $    234,348
  Net realized investment gains                                                                  10,694                 9,602
 Policy charge revenue                                                                          152,655               129,854
                                                                                           -------------         -------------

   Total Revenues                                                                               368,815               373,804
                                                                                           -------------         -------------

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                                           148,885               156,256
 Market value adjustment expense                                                                  4,381                 2,737
 Policy benefits (net of reinsurance recoveries:  1998 - $7,706
  1997 - $8,876)                                                                                 23,326                20,776
 Reinsurance premium ceded                                                                       14,957                13,198
 Amortization of deferred policy acquisition costs                                               54,046                53,035
 Insurance expenses and taxes                                                                    38,648                36,088
                                                                                           -------------         -------------

   Total Benefits and Expenses                                                                  284,243               282,090
                                                                                           -------------         -------------


   Earnings Before Federal Income Tax Provision                                                  84,572                91,714

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                                         27,695                42,957
 Deferred                                                                                        (1,713)              (12,773)
                                                                                           -------------         -------------

   Total Federal Income Tax Provision                                                            25,982                30,184
                                                                                           -------------         -------------

NET EARNINGS                                                                               $     58,590          $     61,530
                                                                                           =============         =============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                                                   Three Months Ended
                                                                                                       September 30,
                                                                                           -----------------------------------
                                                                                                1998                 1997
                                                                                           -------------         -------------
REVENUES:
 Investment revenue:
  Net investment income                                                                    $     66,057          $     76,266
  Net realized investment gains (losses)                                                         (2,606)                2,682
 Policy charge revenue                                                                           51,994                46,509
                                                                                           -------------         -------------
   Total Revenues                                                                               115,445               125,457
                                                                                           -------------         -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                                            48,568                50,481
 Market value adjustment expense                                                                  1,462                 1,082
 Policy benefits (net of reinsurance recoveries:  1998 - $2,647
  1997 - $1,613)                                                                                  7,888                 7,074
 Reinsurance premium ceded                                                                        5,102                 4,357
 Amortization of deferred policy acquisition costs                                               18,831                16,467
 Insurance expenses and taxes                                                                    13,838                12,396
                                                                                           -------------         -------------
   Total Benefits and Expenses                                                                   95,689                91,857
                                                                                           -------------         -------------

   Earnings Before Federal Income Tax Provision                                                  19,756                33,600

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                                          4,711                11,690
 Deferred                                                                                         2,048                  (141)
                                                                                           -------------         -------------
   Total Federal Income Tax Provision                                                             6,759                11,549
                                                                                           -------------         -------------

NET EARNINGS                                                                               $     12,997          $     22,051
                                                                                           =============         =============






See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)


                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                           -----------------------------------
                                                                                                1998                  1997
                                                                                           -------------         -------------
NET EARNINGS                                                                               $     58,590          $     61,530
                                                                                           -------------         -------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period                                 (722)               21,708
   Reclassification adjustment for gains included in net earnings                               (11,297)               (9,283)
                                                                                           -------------         -------------
   Net unrealized gains (losses) on investment securities                                       (12,019)               12,425

   Adjustments for:
              Policyholder liabilities                                                           (2,684)                9,614
              Deferred policy acquisition costs                                                  (2,109)               (3,318)

 Income tax (expense) benefit related to items of
   other comprehensive income                                                                     5,884                (6,553)
                                                                                           -------------         -------------
 Other comprehensive income (loss), net of tax                                                  (10,928)               12,168
                                                                                           -------------         -------------
COMPREHENSIVE INCOME                                                                       $     47,662          $     73,698
                                                                                           =============         =============
















See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)


                                                                                                     Three Months Ended
                                                                                                       September 30,
                                                                                           -----------------------------------
                                                                                                1998                  1997
                                                                                           -------------         -------------
NET EARNINGS                                                                               $     12,997          $     22,051
                                                                                           -------------         -------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period                                 (565)               29,084
   Reclassification adjustment for gains included in net earnings                                 1,911                (2,697)
                                                                                           -------------         -------------

   Net unrealized gains on investment securities                                                  1,346                26,387

   Adjustments for:
              Policyholder liabilities                                                           (7,607)              (10,654)
              Deferred policy acquisition costs                                                  (1,701)               (3,909)


 Income tax (expense) benefit related to items of
   other comprehensive income                                                                     2,787                (4,139)
                                                                                           -------------         -------------
Other comprehensive income (loss), net of tax                                                    (5,175)                7,685
                                                                                           -------------         -------------
COMPREHENSIVE INCOME                                                                       $      7,822          $     29,736
                                                                                           =============         =============














See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                             Accumulated
                                                            Additional                         other            Total
                                              Common         paid-in         Retained      comprehensive    Stockholder's
                                               stock         capital         earnings          income           equity
                                            -----------    ------------    ------------    -------------    -------------
BALANCE, JANUARY 1, 1997                    $    2,000     $   402,937     $    79,387     $      5,496     $    489,820

 Dividend to Parent                                            (55,613)        (79,387)                         (135,000)

 Net earnings                                                                   80,735                            80,735

 Other comprehensive income, net of tax                                                          12,499           12,499
                                            -----------    ------------    ------------    -------------    -------------
BALANCE, DECEMBER 31, 1997                       2,000         347,324          80,735           17,995          448,054

 Net earnings                                                                   58,590                            58,590

 Other comprehensive loss, net of tax                                                           (10,928)         (10,928)
                                            -----------    ------------    ------------   --------------    -------------
BALANCE, SEPTEMBER 30, 1998                 $    2,000     $   347,324     $   139,325    $       7,067     $    495,716
                                            ===========    ============    ============   ==============    =============






















See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                           -----------------------------------
                                                                                               1998                  1997
                                                                                           -------------         -------------
Cash Flows From Operating Activities:
 Net earnings                                                                              $     58,590          $     61,530
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                                             54,046                53,035
   Capitalization of policy acquisition costs                                                   (59,342)              (51,385)
   Amortization (accretion) of investments                                                       (5,576)               (2,861)
   Net realized investment gains                                                                (10,694)               (9,602)
   Interest credited to policyholders' account balances                                         148,885               156,256
   Benefit for deferred Federal income tax                                                       (1,713)              (12,773)
   Changes in operating assets and liabilities:
    Accrued investment income                                                                    (1,806)               (1,982)
    Affiliated receivables / payables                                                             2,518                (2,516)
    Claims and claims settlement expenses                                                        14,627                14,281
    Federal income taxes - current                                                              (16,727)               (6,278)
    Other policyholder funds                                                                     (7,672)                  385
    Liability for guaranty fund assessments                                                      (1,017)               (2,725)
   Policy loans on insurance contracts                                                           (9,021)               (9,138)
   Trading account securities                                                                      (240)              (14,843)
   Other, net                                                                                    24,975                (8,816)
                                                                                           -------------         -------------
       Net cash and cash equivalents provided by operating activities                           189,833               162,568
                                                                                           -------------         -------------
Cash Flows From Investing Activities:
 Sales of available-for-sale securities                                                         692,002               450,512
 Maturities of available-for-sale securities                                                    358,204               476,909
 Purchases of available-for-sale securities                                                    (796,682)             (742,919)
 Mortgage loans principal payments received                                                           -                40,019
 Sales of real estate held-for-sale                                                              10,862                     -
 Recapture of investment in separate accounts                                                         -                11,026
 Investment in separate accounts                                                                (12,000)                  (21)
                                                                                           -------------         -------------
       Net cash and cash equivalents provided by investing activities                           252,386               235,526
                                                                                           -------------         -------------





See notes to financial statements.                                 (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)


                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                           -----------------------------------
                                                                                                1998                 1997
                                                                                           -------------         -------------
Cash Flows From Financing Activities:
 Policyholders' account balances:
  Deposits                                                                                  $    812,094          $    826,953
  Withdrawals (including transfers to/from separate accounts)                                 (1,257,651)           (1,185,694)
                                                                                            -------------         -------------
       Net cash and cash equivalents used by financing activities                               (445,557)             (358,741)
                                                                                            -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (3,338)               39,353

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                                86,388                94,991
                                                                                            -------------         -------------
 End of period                                                                              $     83,050          $    134,344
                                                                                            =============         =============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                                      $     44,422          $     49,235
  Intercompany interest                                                                             705                   695



















See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

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

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K ("1997 Report").

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1998 and December 31, 1997, was $279 million and $245 million, respectively. For the nine month periods ended September 30, 1998 and 1997, statutory net income was $35 million and $68 million, respectively.


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

The Company is required to adjust deferred policy acquisition costs and certain policyholder liabilities associated with available-for-sale securities. These adjustments are recorded in the accumulated other comprehensive income component of stockholder's equity and assume that the unrealized gain or loss on available-for-sale securities was realized. These investments primarily support in-force, universal life-type contracts. The following reconciles net unrealized investment gain recorded in accumulated other comprehensive income at September 30, 1998 and December 31, 1997:


                                                   September 30,   December 31,
                                                        1998          1997
                                                   -------------   ------------
                                                           (In Thousands)

 Assets:
  Fixed maturity securities                        $  73,616       $  81,046
  Equity securities                                   (2,103)          1,013
  Deferred policy acquisition costs                   (7,561)         (5,452)
  Separate Accounts assets                            (1,473)              -
                                                   ----------      ----------
                                                      62,479          76,607

 Liabilities:
  Policyholders' account balances                     51,607          48,923
  Federal income taxes - deferred                      3,805           9,689
                                                   ----------      ----------
                                                      55,412          58,612
                                                   ----------      ----------
 Stockholder's equity:
  Accumlated other comprehensive income            $   7,067       $  17,995
                                                   ==========      ==========

The net unrealized holding gains (losses) on trading account securities included in net realized investment gains was ($947) and $757 for the nine month periods ended September 30, 1998 and 1997, respectively.

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

During 1997, the Company early adopted SFAS No. 130, "Reporting Comprehensive Income". This pronouncement establishes standards for reporting comprehensive income and its components within the financial statements. Comprehensive income is defined as all non-owner changes in equity during a period and is reported in the Statements of Comprehensive Income included herein for the three month and nine month periods ended September 30, 1998 and 1997.

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement requires a Company to present disaggregated information based on the internal segments used in managing its business. This pronouncement is effective for annual periods beginning after December 31, 1997, and for interim periods beginning in the following year.
Adoption will not impact the Company's financial position or results of operations, but it will may affect the presentation of the Company's disclosures.

In June 1998, the FASB issued SFAS No. 133, "Accounting for
Derivative Instruments and for Hedging Activities". This pronouncement will be effective for annual periods beginning after June 15, 1999. Adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5.  RECLASSIFICATIONS:

To facilitate comparison with the current year, certain amounts in the prior year have been reclassified.

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month
and nine month periods ended September 30, 1998 and 1997.   This
discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1997 Financial Statements and Notes to Financial Statements and the Management's Narrative Analysis of the Results of Operations included in the 1997 Report.


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

During the third quarter 1998, the global economic crisis intensified as the financial problems in Asia spread to the emerging market economies of Eastern Europe and Latin America. Domestically, investor concerns regarding the impact of expanding global economic instability resulted in the emergence of two important economic factors during the quarter. First, the continued flight to quality to the U.S Treasury market widened credit spreads to historically unprecedented levels, relative to the current yields on U.S. Treasury securities. During the third quarter, the interest rate on the 30 year U.S Treasury Bond dropped 66 basis points to yield 4.97%. During the same time period, rates on medium term Treasury securities, defined as 1 to 10 year terms, decreased on average 112 basis points. In the corporate bond market, the combined effects of record levels of debt issuance, investor concern regarding corporate earnings and the disappearance of liquidity in certain markets increased that market's overall credit risk. The second factor was the sharp decline in the equity markets. During the third quarter, the Standard & Poor's 500 Composite Stock Price Index decreased 10.3% eliminating most of the gains of the first six months of 1998.

Life insurance and annuity deposits decreased $12 million (or 4%) to $323 million and increased $12 million (or 1%) to $914 million in the third quarter and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Excluding internal tax-free exchanges the current three month and nine month periods both decreased $15 million. The following discussion includes internal tax-free exchanges.

Variable annuity deposits remained generally flat compared to prior year periods.  Total deposits decreased $6 million (or 2%)
to $287 million and increased $18 million (or 2%) to $796 million in the third quarter and nine month periods ended September 30, 1998,
respectively, as compared to the same periods in 1997.   Current
quarter sales, although modestly lower than the third quarter
1997, represented the highest quarterly sales level during 1998 despite increased volatility in the equity markets. Management attributes this increase to the commencement of its variable annuity marketing focus program to its sales divisions. This focus program is designed to promote awareness of the Company's new product enhancements to its variable annuity product. At quarter end, one of the three sales divisions completed the focus program, while one began in September. The last sales division is scheduled to commence during the fourth quarter.

Variable life insurance premiums increased $2 million (or 6%) to $34 million and increased $17 million (or 19%) to $106 million in the third quarter and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. This increase is due to the combined effects of implementing a marketing focus program utilizing the Company's Estate Planning and Business Insurance Specialists and the generally favorable equity markets during the first six months of 1998.

During 1997, the Company changed its distribution structure. Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997 and culminating during the second quarter 1998, the Company created two specialist positions within each district where it was geographically feasible. One specialized in estate planning life insurance products while the other specialized in annuity and single premium life products. This increase in the number of product specialists has resulted in a greater and more focused coverage of the Company's sales force and has, in management's view, contributed to the continued strength in variable product sales. Additionally, the Company is beginning to realize the benefits from its sales force training programs implemented over the past two years. Future variable product sales, however, could be negatively impacted due to continued volatility in the equity markets.

Modified guaranteed annuity sales decreased $7 million (or 82%) to $2 million and $20 million (or 69%) to $9 million in the third quarter and nine month periods ended September 30, 1998, respectively, as compared to the same periods in 1997. Sales volume of this product is reflective of the current interest rate environment and will generally increase or decrease in a direct relationship with changes in interest rates. During the current three month and nine month periods, interest rates on medium term U.S Treasury securities decreased approximately 92 basis points and 80 basis points, respectively, as compared to the comparable 1997 periods.

On June 5, 1998, the Company introduced five new investment options for its variable annuity product designed to complement the investment objectives of the twenty-one pre-existing fund options. Three of the new investment options are managed by Merrill Lynch Asset Management, L.P. ("MLAM"), an affiliated investment advisor, one is managed by Hotchkis & Wiley, an affiliated investment advisor, and one is managed by an unaffiliated investment advisor. The Company contributed $12 million in seed money among two of the new MLAM funds. Also, during 1998, the Company closed two pre-existing funds to new allocations.

Policy and contract surrenders increased $13 million (or 7%) to $204 million and $125 million (or 23%) to $679 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the equivalent periods in 1997. During the current nine month period, variable annuity surrenders increased $76 million (or 53%) to $221 million primarily due to growth of that block of business. During the same period, modified guaranteed annuity surrenders increased $91 million (or 73%) to $215 million due to the generally lower interest rate environment during the first nine months of 1998 as compared to the same period in 1997. During periods of lower interest rates, modified guaranteed annuity contractholders are more inclined to surrender their contracts for two reasons. First, contractholders can lock-in gains resulting from the market value adjustment, which is applied to withdrawals made prior to the expiration of the stated guarantee period. The market value adjustment has an inverse relationship to changes in interest
rates.   Second, interest crediting rates offered upon renewal
are generally lower than the rates that had been credited prior to the renewal date.

During the first nine months of 1998, separate account assets increased $225 million (or 2.5%) to $9.4 billion as strong investment performance during the first half of 1998 reversed during the volatile third quarter. The following table compares the movement in separate account assets during the first three quarters of 1998:


                                               1st    2nd      3rd      Year-
(In Millions)                                  Qtr    Qtr      Qtr     to-date
-------------                                 -----  -----   --------  --------
Variable product investment performance        $775   $176   ($1,030)   ($79)
Variable product net cash inflow                 67    108       118     293
Seed money investment                             -     12        (1)     11
                                              -----  -----   --------  --------
Total increase (decrease) in separate
  account assets                              $842    $296     ($913)   $225
Percentage increase (decrease)                9.2%    3.0%     (8.9%)   2.5%


To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1998, the Company's assets included $2.2 billion of cash, short-term investments and investment grade publicly traded fixed maturity securities that could be liquidated if funds were required.

As of September 30, 1998, approximately $191 million (or 7.1%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Eastern Europe, Latin America and Mexico. At September 30, 1998, the Company held $138 million in emerging market securities with an approximate unrealized loss of $15 million. Additionally, the Company has modest exposure in certain fixed maturity securities issued by companies affiliated
with the Japanese banking sector.   At September 30, 1998, the
Company held $23 million of these securities with an approximate unrealized loss of $7 million.

Year 2000 Compliance

As the millenium approaches, the Company has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

The Company believes that it has identified and evaluated its internal Y2K problem and is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The Company expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing it to focus on additional testing efforts and integration of the Year 2000 programs during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the Company's business, results of operations, or financial condition.

The failure of the Company's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, or financial condition. This effect could include disruption of normal business transactions, such as the processing of contractholder transactions, the valuation of contractholder liabilities and the recording and valuation of assets. The Y2K problem could also increase the Company's exposure to risk and its need for liquidity.

In 1995, Merrill Lynch & Co. established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill
Lynch & Co. regarding particular systems or application. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is funtionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch & Co. employees, with the assistance of consultants where necessary.

As part of the production testing and certification phases, the Company has performed and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem.

The Company is in the process of developing its contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch & Co. has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

The Company continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem. The Company will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. However, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successfull. The failure of third parties to resolve their own processing issues in a timely manner could have a material adverse effect on the Company's business, results of operations, or financial condition.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. These costs include planning and oversight of the Year 2000 Compliance Initiative, as well as certain Information Systems personnel costs involved in implementation and testing. All other costs incurred by the Company, primarily non-Information Systems personnel costs, system upgrades and replacement of desk-top software, have not been material to the Company's financial condition or results of operations and are not anticipated to be material in future periods.

Results of Operations

For the nine month periods ended September 30, 1998 and 1997, the Company reported net earnings of $59 million and $62 million, respectively. For the three month periods ended September 30, 1998 and 1997, the Company reported net earnings of $13 million and $22 million respectively.

Interest spread on fixed rate contracts decreased $8.3 million and $21.5 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. During the first nine months of 1997, the Company determined that certain policyholder reserves exceeded amounts required resulting in reductions to those policyholders' account balances. Excluding these reductions, interest spread decreased $5.0 million and $12.7 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The reduction in interest spread is primarily a result of the Company's $135 million dividend payment to its stockholder during the fourth quarter 1997 and the declining number of fixed rate contracts in-force.

Net realized investment gains (losses) decreased $5.3 million and increased $1.1 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the equivalent periods in 1997. During the third quarter 1998, the Company incurred $2.4 million in credit-related losses from the sale of emerging market securities as well as $1.8 million in losses in its trading account portfolio. This portfolio invests in convertible securities, and the current quarter losses are primarily due to the decline in the equity market during that same period. The current nine month period gain is primarily due to a $7 million gain on the sale of one commercial real estate property during the first quarter 1998.

Policy charge revenue increased $5.5 million (or 12%) and $22.8 million (or 18%) during the third quarter and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Average variable account balances increased $1 billion (or 11%) and $1.6 billion (or 19%) during the current three month and nine month periods, respectively, as compared to the same periods in 1997.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense increased $0.4 million (or 35%) and $1.6 million (or 60%) during the current three month and nine month periods consistent with an increase in surrender activity resulting from the lower interest rate environment in 1998.

Policy benefits increased 12% during the current three and nine month periods due to normal reserve increases for the mortality component of the Company's variable annuity product reflecting the growth in contracts inforce.

Reinsurance premium ceded increased $0.8 million (or 17%) and $1.8 million (or 13%) for the three month and nine month periods ended September 30, 1998, respectively, compared to the same
periods in 1997.   This increase is attributable to the combined
effect of the increasing age of policyholders and increased insurance in-force.

Amortization of deferred policy acquisition costs increased $2.4 million (or 14%) and $1.0 million (or 2%) for the three month and nine month periods ended September 30, 1998, respectively, compared to the equivalent periods in 1997. During the first quarter 1997, amortization increased $6.5 million due to revised future gross profit assumptions associated with management's decision to pay trail commissions on certain in-force life insurance contracts. Excluding this adjustment, amortization for the current nine month period increased $7.5 million (or 16%) over 1997. The respective three month and nine month period increases over 1997 are primarily attributable to the increase in variable contracts inforce.

Insurance expenses and taxes increased $1.4 million (or 12%) and $2.6 million (or 7%) during the third quarter and nine month periods ended September 30, 1998, respectively, compared to the same periods in 1997. The current quarter increase is primarily due to a $1 million increase in certain employee compensation related expense allocations from Merrill Lynch & Co. The current year increase is primarily due to an increase in non-capitalizable asset-based commissions paid on in-force life and annuity contracts.

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

Date: November 12, 1998

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule