Form 10-K405
period 1998-12-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1999-03-30
CIK 845091

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

                             800 Scudders Mill Road
                        Plainsboro, New Jersey 08536-1698
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

                                     PART I

Item 1. Business.

        The Registrant is engaged in the sale of life insurance and annuity products. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Registrant is currently subject to primary regulation by the Arkansas Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group ("MLIG"). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc.("Merrill Lynch & Co."), a corporation whose common stock is traded on the New York Stock Exchange.

        Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant's financial statements which are contained herein.

        The Registrant is currently licensed in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 1998, life insurance and annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 15%, Texas, 12%, and California, 8%, as measured by total contract owner deposits.

        The Registrant's insurance products are sold primarily by licensed agents affiliated with Merrill Lynch Life Agencies ("MLLA"). Career life insurance agents, whose sole responsibility is the sale and servicing of insurance, and Financial Consultants of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), who are also licensed as insurance agents, make all the Registrant's insurance sales. At December 31, 1998, approximately 11,670 agents affiliated with MLLA were authorized to act for the Registrant.

Item 2. Properties.

        The Registrant's home office is located in Little Rock, Arkansas. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. Merrill Lynch Insurance Group Services, Inc. ("MLIGS"), an affiliate of MLIG, owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. MLIG occupies certain office space in Plainsboro, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        (a) The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant's shares. Therefore, there is no public trading market for Registrant's common stock.

        During 1998, the Registrant did not pay any dividends. On November 28, 1997, the Registrant paid a $24,970,000 ordinary dividend and a $110,030,000 extraordinary dividend to MLIG. The extraordinary dividend was paid pursuant to approval granted by the Arkansas Insurance Commissioner. No other cash dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant's financial statements.

        (b) Not applicable.

Item 6. Selected Financial Data.

        Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

BUSINESS ENVIRONMENT

The Registrant (also referred to as "Merrill Lynch Life") conducts its business in the life insurance and annuity markets of the financial services industry. These markets are faced with an increased strengthening of the regulatory environment with particular emphasis on company solvency and sales practice monitoring. Significant mergers within the financial services industry, as well as legislative and judicial processes, are challenging the legal barriers that have historically segregated many of its markets. The distribution channels for life insurance and annuity products continue to diversify and now include banks, full service and discount securities brokers, financial planners and the Internet.

Tax legislation, enacted during the third quarter 1997, increased the competitiveness of non-insurance products in the individual retirement market by reducing the long-term capital gains tax rate and creating new non-deductible Individual Retirement Accounts (i.e., Roth IRAs). Additionally, current tax legislative proposals, which are in various stages of the political process, may have a material impact on the life insurance industry by reducing or eliminating the tax advantages on certain products.

Demographically, the population is aging, which favors life insurance and annuity products. In particular, management anticipates that markets will expand for estate planning products and annuities, albeit in a more competitive environment.

ECONOMIC ENVIRONMENT

During 1998, the propagation of economic instability among certain Asian, Eastern European and Latin American economies, and its influence on investors worldwide, contributed to the emergence of three important economic factors in the U.S:

-    lower interest rates
-    widening credit spreads
-    equity market volatility

Investors' flight to quality resulted in an 83 basis point decrease on the interest rate of the 30 year U.S. Treasury Bond, dropping its yield to 5.09% at December 31, 1998. Similarly, rates on medium term U.S Treasury securities, defined as 1 to 10 year terms, decreased 108 basis points to yield, on average, 4.56%.

In the corporate bond market, the combined effects of record levels of debt issuance, investor concern regarding corporate earnings and the disappearance of liquidity in certain markets resulted in a significant widening of interest rate spreads as compared to U.S. Treasury securities. The spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Financial Bond Index increased from approximately 58 basis points at December 1997 to approximately 168 basis points at December 1998.

Equity market volatility was prevalent primarily during the second half of 1998. After increasing approximately 17% through mid-year, the Standard & Poor's 500 Composite Stock Price Index ("S&P Index") dipped 10% during the third quarter before rebounding 21% during the fourth quarter.

SUMMARY

Merrill Lynch Life sells variable and interest-sensitive life insurance and annuity products through Merrill Lynch & Co.'s retail network of Financial Consultants. Merrill Lynch Life competes for Merrill Lynch & Co.'s clients' life insurance and annuity business with non-affiliated insurers whose products are also sold through Merrill Lynch & Co.'s retail network ("non-proprietary products"), and with insurers who solicit this business directly. The product lines that Merrill Lynch Life offers are focused in the highly competitive market segments of retirement and estate planning. Merrill Lynch Life competes in these market segments by integrating its products into Merrill Lynch & Co.'s planning-based financial management program.

Merrill Lynch Life's financial management is based on prudent investment and liability management and regular monitoring of its risk profile. Merrill Lynch Life also seeks to provide superior customer service and financial management to promote the competitiveness of its products. Merrill Lynch Life's customer service centers have established standards of performance that are monitored on a regular basis. Managers and employees in the customer service centers are periodically evaluated based on their performance in meeting these standards.

Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuities, modified guaranteed annuities and variable life insurance products. These products are designed to address the retirement and estate planning needs of Merrill Lynch & Co.'s clients. The variable annuity products provide tax-deferred savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The modified guaranteed annuity product provides a guaranteed fixed interest-crediting rate for a period selected by the contract owner, but imposes a market value adjustment for withdrawals prior to the expiration of the guarantee period. Merrill Lynch Life offers two primary types of variable life insurance. Both types allow the policyholder to allocate the cash value of the policy to underlying mutual fund portfolios. The first type of variable life insurance product provides life insurance protection with the potential for maximum cash value accumulation in accordance with federal income tax requirements. The second type of variable life insurance product adopts a universal life design and is primarily utilized in clients' estate planning strategies. The following table summarizes Merrill Lynch Life's sales activity for the three years ending December 31, 1998:

                                            Premiums Collected                           % Change
                                -------------------------------------------   -----------------------------
                                    1998           1997            1996        1998 - 1997     1997 - 1996
                                ------------   ------------    ------------   -------------   -------------
                                              (In Millions)
Variable Annuities               $    1,002     $    1,040      $      512             -4%            103%

Modified Guaranteed                      14             32              57            -56%            -43%

Variable Life Insurance:
  Cash Value Accumulation                80             74              54              8%             37%
  Estate Planning                        60             45              30             33%             50%
                                ------------   ------------    ------------   -------------   -------------
                                        140            119              84             18%             42%
                                ------------   ------------    ------------   -------------   -------------

Other                                     9             15              21            -40%            -29%
                                ------------   ------------    ------------   -------------   -------------

  Total Premiums                 $    1,165     $    1,206      $      674             -3%             79%
                                ============   ============    ============   =============   =============

During 1998, Merrill Lynch Life's total sales decreased 3%, but remained strong overall, exceeding the $1 billion level for the second consecutive year. Variable annuity products continued to dominate overall sales by comprising 86%, 86% and 76% of total sales volume for the years ended 1998, 1997 and 1996, respectively. Variable life insurance sales continued to produce solid growth by increasing for the sixth consecutive year - since their introduction in the fourth quarter 1992. Partially offsetting the strength of variable product sales was the continued reduction in modified guaranteed annuity sales. Sales of this product are reflective of the current interest rate environment and will generally increase and decrease in a direct relationship with the increase and decrease in interest rates. A more detailed analysis of variable product sales follows.

During 1997, Merrill Lynch Life changed its distribution structure. Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997 and culminating during the second quarter 1998, Merrill Lynch Life created two specialist positions within each sales district where it was geographically feasible. One specializes in estate planning life insurance products while the other specializes in annuity and single premium life products. The new distribution structure has resulted in a greater and more focused coverage of Merrill Lynch Life's sales force and has, in management's view, contributed to the continued strength in variable product sales.

New variable annuity sales decreased 4% during 1998 as compared to record sales levels in 1997. During 1997, variable annuity sales increased 103% as compared to 1996. The decrease in 1998 sales occurred primarily during the second half of the year amid increased volatility in the equity markets. Overall, variable annuity sales have remained strong over the last two years. Management attributes the strong variable annuity sales to enhanced sales efforts related to the addition of new investment options. Since December 1996, Merrill Lynch Life has added ten new investment options to certain of its variable annuity products, some of which are managed by unaffiliated investment advisors. A number of these mutual fund portfolios generally have aggressive growth investment objectives that complement the underlying portfolios managed by Merrill Lynch Asset Management, LP ("MLAM"), an indirect subsidiary of Merrill Lynch & Co. Additionally, management believes that the generally favorable equity markets over the past three years has also contributed to the strength of variable annuity sales. During 1998, 1997 and 1996, the S&P Index has risen 27%, 31% and 20%, respectively. Future variable annuity sales could be negatively impacted by continued volatility in the equity markets.

Merrill Lynch & Co. offers an asset allocation service to Merrill Lynch Life variable annuity contract owners. An investment advisor allocates the participating contract owner's account value among the available underlying mutual fund portfolios based on the contract owner's investment objectives and risk tolerance. Merrill Lynch Life does not receive any financial remuneration from Merrill Lynch & Co. for this service; however, management believes that its availability has had a positive effect on variable annuity sales volume.

As previously stated, one of Merrill Lynch Life's core goals is to provide superior customer service to its clients. As evidence of progression towards this goal Merrill Lynch Life received the DALBAR Annuity Service Award for its Retirement Plus variable annuity during both 1998 and 1997.

Merrill Lynch & Co. offers for sale numerous non-proprietary variable annuity products. Merrill Lynch Life's market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 41%, 48% and 38% for 1998, 1997 and 1996, respectively.

Variable life sales increased 18% during 1998 as compared to 1997 and 42% during 1997 as compared to 1996. Management attributes this increase to the implementation of a marketing focus program for Merrill Lynch Life's Estate Planning and Business Insurance Specialists. This program, implemented during the first half of 1998, was designed to promote awareness of new product enhancements. Additionally, variable life sales were favorably impacted by Merrill Lynch & Co.'s planning-based financial management program for individual investors. Approximately 68% of all financial plans completed contained a recommendation that the purchase of life insurance may resolve an identified need. The implementation of these recommendations has, in management's view, contributed to the growth in variable life sales.

During 1998, policy and contract surrenders increased $124 million (or 16%) to $879 million as compared to 1997. During 1998, variable annuity surrenders increased $80 million (or 42%) to $270 million primarily due to growth of that block of business. During the same period, modified guaranteed annuity surrenders increased $86 million (or 48%) to $266 million due to the lower interest rate environment during 1998 as compared to 1997. During periods of lower interest rates, modified guaranteed annuity contractholders are more inclined to surrender their contracts for two reasons. First, contractholders can lock-in gains resulting from the market value adjustment, which is applied to withdrawals made prior to the expiration of the stated guarantee period. The market value adjustment has an inverse relationship to changes in interest rates. Second, interest-crediting rates offered upon renewal are generally lower than the rates that had been credited prior to the renewal date.

FINANCIAL CONDITION

At December 31, 1998, Merrill Lynch Life's assets were $15.1 billion, or $1.0 billion higher than the $14.1 billion in assets at December 31, 1997. The increase in assets is attributable to increases in separate account assets. During 1998, separate account assets increased $1.4 billion (or 15%) to $10.6 billion. The increase is attributable to two factors. First, the separate accounts benefited from strong investment performance associated with the generally rising equity markets. During 1998, the separate accounts increased $1.1 billion due to price appreciation in the underlying mutual funds supporting the variable products. Second, net cash inflow to the variable products contributed $326 million to the growth in separate account assets.

General account assets decreased $373 million primarily due to the declining number of fixed-rate contracts in-force. During 1998, credit spreads widened to historically unprecedented levels, given the current level of U.S. Treasury rates. This contributed to a $48 million decrease in market value on general account assets. After adjustments to deferred policy acquisition costs and deferred federal income taxes, total general account assets decreased $33 million as a result of the interest rate environment.

As a result of increased policy and contract surrenders during 1998, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits. Deposits for 1998 were $1.0 billion compared to withdrawals of $1.1 billion, resulting in a net cash outflow from contract owner activity of $29 million.

Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life's investment in non-investment grade fixed maturity securities and real estate are below the industry average. The following schedule identifies Merrill Lynch Life's general account invested assets by type:

Investment Grade Fixed Maturity Securities..................      63%
Policy Loans................................................      29%
Equity Securities...........................................       5%
Non-Investment Grade Fixed Maturity Securities..............       3%
                                                              --------
                                                                 100%
                                                              ========

Merrill Lynch Life's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $237 million as of December 31, 1998. At December 31, 1998, approximately 71% of Merrill Lynch Life's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National

Mortgage Association or the Federal Home Loan Mortgage Corporation. At December 31, 1998, Merrill Lynch Life held approximately $66 million of CMO and MBS securities that had relatively higher projected cash flow volatility in changing interest rate environments as compared to Merrill Lynch Life's CMO and MBS investment portfolio taken as a whole. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

Merrill Lynch Life has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Eastern Europe, Latin America and Mexico. At December 31, 1998, Merrill Lynch Life held $113 million in emerging market securities with an approximate unrealized loss of $9 million.

During 1998, Merrill Lynch Life sold two real estate properties with a carrying value of $5.6 million for a realized gain of $8.3 million.

As of December 31, 1998, Merrill Lynch Life had 49,668 life insurance and annuity contracts in-force with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 5.22% during 1998. Invested assets with an estimated effective yield of 6.69% supported the liabilities related to insurance contracts with interest rate guarantees during 1998.

Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 1998 and 1997, Merrill Lynch Life had accrued an estimated liability for future guaranty fund assessments of $13.9 million and $15.4 million, respectively. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Merrill Lynch Life's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in-force. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 1998, Merrill Lynch Life's assets included $2.3 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to market life insurance and annuity products, Merrill Lynch Life must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1998 and 1997, based on the RBC formula, Merrill Lynch Life's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

Merrill Lynch Life has received claims paying ability ratings from the major insurance rating agencies as follows: Standard and Poor's - "AA-", Fitch Investor Services - "AA" and Moody's - "Aa3". Additionally, during 1998, Merrill Lynch Life's A.M. Best rating was upgraded from "A" to "A+".

Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks Merrill Lynch Life assumes, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid dividends to MLIG of $135 million and $175 million during 1997 and 1996, respectively. No dividends were paid during 1998.

Merrill Lynch Life believes that it will be able to fund the capital and surplus requirements of projected new business from current statutory earnings and existing statutory capital and surplus. If sales of new business significantly exceed projections, Merrill Lynch Life may have to look to its parent and other affiliated companies to provide the capital or borrowings necessary to support its current marketing efforts. Merrill Lynch Life's future marketing efforts could be hampered should its parent and/or affiliates be unwilling to commit additional funding.

YEAR 2000 COMPLIANCE

As the millennium approaches, Merrill Lynch Life has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

Merrill Lynch Life believes that it has identified and evaluated its internal Y2K problem and is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as discussed further) of Merrill Lynch Life's Year 2000 efforts was approximately 92% completed as of year-end 1998. Merrill Lynch Life will focus primarily on completing its renovation efforts and testing and on integration of the Year 2000 programs during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on Merrill Lynch Life's business, results of operations, or financial condition.

The failure of Merrill Lynch Life's technology systems relating to a Y2K problem would likely have a material adverse effect on Merrill Lynch Life's business, results of operations, or financial condition. This effect could include disruption of normal business transactions, such as the processing of contractholder transactions, the valuation of contractholder liabilities and the recording and valuation of assets. The Y2K problem could also increase Merrill Lynch Life's exposure to risk and its need for liquidity.

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

The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch & Co. regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch Life continues to implement new systems, they are also being tested for Year 2000 readiness.

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

As part of the production testing and certification phases, Merrill Lynch Life has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of year-end 1998, production testing was approximately 92% completed.

Merrill Lynch Life continues to survey and communicate with third parties whose Y2K readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Y2K compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch Life determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout Merrill Lynch & Co. Third parties that have been contacted include vendors and service providers; a process to access and rate their responses has been developed. This information will be used by Merrill Lynch Life to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch Life will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans may include selection of alternate vendors or service providers and changing business practices so that a particular system is not needed. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch Life's business, results of operations, and financial condition.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. These costs include planning and oversight of the Year 2000 Compliance Initiative, as well as certain Information Systems personnel costs involved in implementation and testing. All other costs incurred by Merrill Lynch Life, primarily non-Information Systems personnel costs, systems upgrades and replacement of desk-top software, have not been material to Merrill Lynch Life's results of operations or financial condition. However, there can be no assurance that the costs associated with remediation efforts or the possible failure of remediation efforts would not have a material adverse effect on Merrill Lynch Life's business, results of operations, and financial condition.

RESULTS OF OPERATIONS

Merrill Lynch Life's gross earnings are principally derived from two sources:

- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as spread, and
- the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which Merrill Lynch Life anticipates holding those funds. In addition, Merrill Lynch Life incurs expenses associated with the maintenance of in-force contracts.

1998 compared to 1997

Merrill Lynch Life recorded net earnings of $93 million and $81 million for 1998 and 1997, respectively.

Net earnings derived from interest spread decreased $22.8 million during 1998 as compared to 1997. During 1997, Merrill Lynch Life determined that certain policyholder reserves exceeded amounts required resulting in reductions to those reserves. Excluding these reductions, interest spread decreased $13.0 million during 1998 as compared to 1997. The reduction in interest spread is primarily a result of Merrill Lynch Life's $135 million dividend payment to its stockholder during the fourth quarter 1997 and the declining number of fixed rate contracts in-force.

Merrill Lynch Life experienced net realized investment gains of $12.5 million and $13.3 million during 1998 and 1997, respectively. During 1998, Merrill Lynch Life recorded $8.3 million in realized gains due to the sale of two real estate properties. Conversely, during 1997, Merrill Lynch Life incurred $4.3 million in realized losses, including valuation adjustments, on real estate investment sales. Realized investment gains on real estate were offset by increased credit-related losses, during 1998, primarily from the sale of emerging market securities. Realized losses from the sale of emerging market securities increased $6.1 million during 1998 as compared to 1997. Additionally, during 1997, Merrill Lynch Life realized a $6.3 million gain on the repayment of its remaining mortgage loan investments and a $1.0 million gain on the redemption of its investment in the separate accounts.

The market value adjustment expense is attributable to Merrill Lynch Life's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 1998, the market value adjustment expense increased $1.4 million (or 36%) as compared to 1997 consistent with the increase in surrender activity resulting from the lower interest rate environment in 1998.

Policy charge revenue increased $18.7 million (or 10%) during 1998 as compared to 1997. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. During 1998, average variable account balances increased $1.3 billion (or 16%) as compared to 1997. During the same time period, asset based policy charges increased $19.5 million (or 17%) consistent with the growth in the separate account assets. Non-asset based charges decreased $0.8 million (or 1%) during 1998 as compared to 1997.

Policy benefits increased $4.9 million during the current year to $31.9 million. This increase was primarily attributable to increased mortality for variable life insurance products, as well as normal reserve increases for the mortality component of variable annuity products.

Reinsurance premium ceded increased $2.1 million to $20.0 million during 1998. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force.

Amortization of deferred policy acquisition costs decreased $27.3 million during 1998 as compared to 1997. Approximately $26.4 million of the decrease is attributable to the retrospective adjustment of deferred policy acquisition costs as a result of revising estimated future gross profits assumptions for certain life insurance and annuity products.

Insurance expenses and taxes increased $2.6 million during 1998 as compared to 1997. This is primarily attributable to an increase in non-capitalizable asset-based commissions paid on in-force life and annuity contracts.

Merrill Lynch Life's effective federal income tax rate decreased to 30% for 1998 from 33% for 1997 principally due to adjustments for foreign tax credits recorded during 1998.

1997 compared to 1996

Merrill Lynch Life recorded net earnings of $81 million and $79 million for 1997 and 1996, respectively.

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

Merrill Lynch Life experienced net realized investment gains of $13 million and $9 million during 1997 and 1996, respectively. Realized gains on mortgage loans increased $5.7 million partially offset by a $4.1 million increase in realized losses on real estate. Also, during 1997, Merrill Lynch Life recognized a $1.0 million gain on the disposition of its seed money investment in the separate account and $.7 million of gains on trading account securities.

Policy charge revenue increased $20 million (or 13%) during the current year as compared to 1996. The increase in policy charge revenue is primarily attributable to the increase in policyholders' variable account balances. Asset based charges increased $20 million (or 22%) consistent with the growth in the separate account assets. Non-asset based charges were flat during 1997 as compared to 1996.

Policy benefits increased approximately $6 million during the current year to $27 million. This increase was primarily attributable to mortality costs associated with Merrill Lynch Life's variable life product.

Reinsurance premium ceded increased $2 million to $18 million during 1997. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force resulting from the strong equity markets.

Amortization of deferred policy acquisition costs increased $10 million during the current year as compared to 1996. This increase is primarily attributable to revised future gross profit assumptions associated with management's decision to pay trail commissions on certain in-force life insurance contracts during the first quarter 1997.

Insurance expenses and taxes increased $2 million during 1997 as compared to 1996. This is primarily attributable to an increase in non-capitalizable commission expense paid on in-force life and annuity contracts.

Merrill Lynch Life's effective federal income tax rate increased to 33% for 1997 from 32% for 1996 principally as a result of year to year differences in certain permanent adjustments.

Segment Information

Merrill Lynch Life's operating results are categorized into two business segments: Life Insurance and Annuities. Merrill Lynch Life's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. Merrill Lynch Life's Annuity segment consists of variable annuities and interest-sensitive annuities. All other earnings represent earnings on assets that do not support contractholder liabilities. Net earnings by segment were as follows:

    Segment              1998           1997           1996
    -------              ----           ----           ----
Life Insurance           $35            $26            $29
   Annuities             $52            $45            $39
     Other               $ 6            $10            $11

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life's consolidated financial condition and results of operations presented herein.

Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 1998.

Inflation

Merrill Lynch Life's operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential change in a financial instrument's value caused by fluctuations in certain underlying risk factors. Merrill Lynch Life is primarily subject to market risk resulting from fluctuations in interest rates and credit spreads.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Merrill Lynch Life manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by Merrill Lynch Life's model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration and convexity of insurance liabilities to the duration and convexity of assets supporting those liabilities.

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life's model:

  Change in Interest Rates          Change in Fair Value
     + 100 basis points                    ($24.0)
      + 50 basis points                    ($12.3)
      - 50 basis points                     $13.5
     - 100 basis points                     $29.0

Merrill Lynch Life's model is based on existing business inforce as of year-end 1998 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. For interest sensitive annuity products, excluding modified guaranteed annuities, the guaranteed minimum rates range from 4% to 5%, with the greatest concentration at 4%. Modified guaranteed annuity products do not have minimum rate guarantees.

Credit Spread Risk

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of investments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instrument).

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life's model:

  Change in Credit Spreads           Change in Fair Value
     + 50 basis points                     ($40.3)
     + 10 basis points                      ($8.1)
     - 10 basis points                       $8.3
     - 50 basis points                      $41.5

Merrill Lynch Life's model is based on existing business inforce as of year-end 1998 without considering the impact of new life insurance and annuity sales on assets. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate Merrill Lynch Life's exposure to credit spread risk. Contractholder surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

Credit Risk

Credit risk represents the loss that Merrill Lynch Life would incur if an issuer fails to perform its contractual obligations and the value of the security held has been permanently impaired or is deemed worthless. Merrill Lynch Life manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio's status with the investment policy guidelines, including timely updates of credit-related securities.

A number of assumptions must be made to obtain the expected fair value changes noted above. There is no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The unprecedented volatility experienced during the third quarter 1998 demonstrates the limitations of these models.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Financial Statements and Exhibits.

             (1) The following financial statements of the Registrant are filed as part of this report:

             a.     Independent Auditors' Report dated February 22, 1999.

             b.     Balance Sheets at December 31, 1998 and 1997.

             c. Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996.

             d. Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996.

             e. Statements of Stockholder's Equity for the Years Ended December 31, 1998, 1997 and 1996.

             f. Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.

             g. Notes to Financial Statements for the Years Ended December 31, 1998, 1997 and 1996.

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

             3.1 Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A's registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

             3.2 Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

                    Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A's registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

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

             27.1   Financial Data Schedule is filed herewith.

             (b)    Reports on Form 8-K.

                    No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1998.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ........................................................................

Balance Sheets at December 31, 1998 and 1997 ........................................................

Statements of Earnings for the Years Ended December 31, 1998, 1997 and 1996..........................

Statements of Comprehensive Income for the Years Ended December 31, 1998, 1997 and 1996..............

Statements of Stockholder's Equity for the Years Ended December 31, 1998, 1997 and 1996 .............

Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996........................

Notes to Financial Statements for the Years Ended December 31, 1998, 1997 and 1996 ..................

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1998 and 1997, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.





February 22, 1999

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1998 AND 1997
(Dollars in Thousands)


ASSETS                                                                    1998                  1997
-------                                                              -------------         -------------
INVESTMENTS:
Fixed maturity securities, at estimated fair value
   (amortized cost: 1998 - $2,504,599; 1997 - $2,927,562)            $  2,543,097          $  3,008,608
Equity securities, at estimated fair value
   (cost: 1998 - $162,710; 1997 - $72,599)                                158,591                73,612
Trading account securities, at estimated fair value                        17,280                15,625
Real estate held-for-sale                                                  25,960                31,805
Policy loans on insurance contracts                                     1,139,456             1,118,139
                                                                     -------------         -------------
   Total Investments                                                    3,884,384             4,247,789


CASH AND CASH EQUIVALENTS                                                  95,377                86,388
ACCRUED INVESTMENT INCOME                                                  73,459                78,224
DEFERRED POLICY ACQUISITION COSTS                                         405,640               365,105
FEDERAL INCOME TAXES - DEFERRED                                             9,403                     -
REINSURANCE RECEIVABLES                                                     2,893                 1,617
AFFILIATED RECEIVABLES - NET                                                    -                   166
RECEIVABLES FROM SECURITIES SOLD                                           14,938                75,820
OTHER ASSETS                                                               46,512                49,353
SEPARATE ACCOUNTS ASSETS                                               10,571,489             9,149,119
                                                                     -------------         -------------

TOTAL ASSETS                                                         $ 15,104,095          $ 14,053,581
                                                                     =============         =============






See notes to financial statements.


LIABILITIES AND STOCKHOLDER'S EQUITY                                     1998                  1997
------------------------------------                                -------------          -------------
LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                  $  3,816,744           $  4,188,110
   Claims and claims settlement expenses                                  63,925                 50,574
                                                                    -------------          -------------
          Total policy liabilities and accruals                        3,880,669              4,238,684

 OTHER POLICYHOLDER FUNDS                                                 20,802                 27,160
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                  13,864                 15,374
 FEDERAL INCOME TAXES - DEFERRED                                               -                  1,183
 FEDERAL INCOME TAXES - CURRENT                                           15,840                 24,438
 AFFILIATED PAYABLES - NET                                                   822                      -
 PAYABLES FOR SECURITIES PURCHASED                                        10,541                 95,135
 UNEARNED POLICY CHARGE REVENUE                                           55,235                 32,102
 OTHER LIABILITIES                                                        24,273                 22,332
 SEPARATE ACCOUNTS LIABILITIES                                        10,559,459              9,149,119
                                                                    -------------          -------------
          Total Liabilities                                           14,581,505             13,605,527
                                                                    -------------          -------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
   authorized, issued and outstanding                                      2,000                  2,000
 Additional paid-in capital                                              347,324                347,324
 Retained earnings                                                       173,496                 80,735
 Accumulated other comprehensive income (loss)                              (230)                17,995
                                                                    -------------          -------------
          Total Stockholder's Equity                                     522,590                448,054
                                                                    -------------          -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $ 15,104,095           $ 14,053,581
                                                                    =============          =============

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)


                                                                         1998                  1997                  1996
                                                                     ------------          ------------          ------------
REVENUES:
 Investment revenue:
   Net investment income                                             $   272,038           $   308,702           $   336,661
   Net realized investment gains                                          12,460                13,289                 8,862
 Policy charge revenue                                                   197,662               178,933               158,829
                                                                     ------------          ------------          ------------
        Total Revenues                                                   482,160               500,924               504,352
                                                                     ------------          ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                    195,676               209,542               235,255
 Market value adjustment expense                                           5,528                 4,079                 6,071
 Policy benefits (net of reinsurance recoveries: 1998 - $9,761;
   1997 - $10,439; 1996 - $8,317)                                         31,891                27,029                21,052
 Reinsurance premium ceded                                                19,972                17,879                15,582
 Amortization of deferred policy acquisition costs                        44,835                72,111                62,036
 Insurance expenses and taxes                                             51,735                49,105                47,077
                                                                     ------------          ------------          ------------
        Total Benefits and Expenses                                      349,637               379,745               387,073
                                                                     ------------          ------------          ------------
        Earnings Before Federal Income Tax Provision                     132,523               121,179               117,279
                                                                     ------------          ------------          ------------
FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  40,535                52,705                22,814
 Deferred                                                                   (773)              (12,261)               15,078
                                                                     ------------          ------------          ------------
        Total Federal Income Tax Provision                                39,762                40,444                37,892
                                                                     ------------          ------------          ------------

NET EARNINGS                                                         $    92,761           $    80,735           $    79,387
                                                                     ============          ============          ============







See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)

                                                                         1998                  1997                  1996
                                                                     ------------          ------------          ------------
NET EARNINGS                                                         $    92,761           $    80,735           $    79,387
                                                                     ------------          ------------          ------------
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period       (31,718)               22,347               (79,749)
   Reclassification adjustment for gains included in net earnings        (15,932)              (12,390)               (8,622)
                                                                     ------------          ------------          ------------
    Net unrealized gains (losses) on investment securities               (47,650)                9,957               (88,371)

   Adjustments for:
     Policyholder liabilities                                             14,483                10,094                58,415
     Deferred policy acquisition costs                                     5,129                  (822)               12,411

 Income tax (expense) benefit related to items of
   other comprehensive income                                              9,813                (6,730)                6,141
                                                                     ------------          ------------          ------------
 Other comprehensive income (loss), net of tax                           (18,225)               12,499               (11,404)
                                                                     ------------          ------------          ------------
COMPREHENSIVE INCOME                                                 $    74,536           $    93,234           $    67,983
                                                                     ============          ============          ============






See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)

                                                                                                    Accumulated
                                                                Additional                             Other             Total
                                                Common           Paid-in          Retained         Comprehensive     Stockholder's
                                                 Stock           Capital          Earnings         Income (loss)         Equity
                                              -----------      -----------       -----------       -------------     -------------
BALANCE, JANUARY 1, 1996                      $    2,000       $  501,455        $   76,482        $    16,900       $    596,837

 Dividend to Parent                                               (98,518)          (76,482)                             (175,000)
 Net earnings                                                                        79,387                                79,387
 Other comprehensive loss, net of tax                                                                  (11,404)           (11,404)
                                              -----------      -----------       -----------       ------------      -------------
BALANCE, DECEMBER 31, 1996                         2,000          402,937            79,387              5,496            498,820

 Dividend to Parent                                               (55,613)          (79,387)                             (135,000)
 Net earnings                                                                        80,735                                80,735
 Other comprehensive income, net of tax                                                                 12,499             12,499
                                              -----------      -----------       -----------       ------------      -------------
BALANCE, DECEMBER 31, 1997                         2,000          347,324            80,735             17,995            448,054

 Net earnings                                                                        92,761                                92,761
 Other comprehensive loss, net of tax                                                                  (18,225)           (18,225)
                                              -----------      -----------       -----------       ------------      -------------
BALANCE, DECEMBER 31, 1998                    $    2,000       $  347,324        $  173,496        $      (230)      $    522,590
                                              ===========      ===========       ===========       ============      =============







See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Dollars in Thousands)

                                                                         1998                  1997                  1996
                                                                     -----------           -----------           -----------
OPERATING ACTIVITIES:
 Net earnings                                                        $   92,761            $   80,735            $   79,387
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                     44,835                72,111                62,036
   Capitalization of policy acquisition costs                           (80,241)              (71,577)              (43,668)
   Amortization (accretion) of investments                               (5,350)               (4,672)               (4,836)
   Net realized investment gains                                        (12,460)              (13,289)               (8,862)
   Interest credited to policyholders' account balances                 195,676               209,542               235,255
   Provision (benefit) for deferred Federal income tax                     (773)              (12,261)               15,078
   Changes in operating assets and liabilities:
      Accrued investment income                                           4,765                 7,962                 5,756
      Claims and claims settlement expenses                              13,351                10,908                 9,854
      Federal income taxes - current                                     (8,598)                3,470                13,935
      Other policyholder funds                                           (6,358)                7,740                 5,813
      Liability for guaranty fund assessments                            (1,510)               (3,399)               (2,371)
      Affiliated receivables/payables                                       988                (6,330)                3,735
   Policy loans on insurance contracts                                  (21,317)              (26,068)              (52,804)
   Trading account securities                                              (287)              (14,928)                    -
   Unearned policy charge revenue                                        23,133                11,269                 7,801
   Other, net                                                             3,506                   452               (10,194)
            Net cash and cash equivalents provided                   -----------           -----------           -----------
                by operating activities                                 242,121               251,665               315,915
                                                                     -----------           -----------           -----------
INVESTING ACTIVITIES:
   Sales of available-for-sale securities                               893,619               846,041               847,091
   Maturities of available-for-sale securities                          451,759               595,745               536,449
   Purchases of available-for-sale securities                        (1,028,086)           (1,156,222)             (956,840)
   Mortgage loans principal payments received                                 -                68,864                22,789
   Purchases of mortgage loans                                                -                (5,375)                    -
   Sales of real estate held-for-sale                                    14,135                 6,060                 5,407
   Recapture of investment in Separate Accounts                               -                11,026                 8,829
   Investment in Separate Accounts                                      (12,000)                  (21)              (10,063)
            Net cash and cash equivalents provided                   -----------           -----------           -----------
                by investing activities                                 319,427               366,118               453,662
                                                                     -----------           -----------           -----------




See notes to financial statements.
(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(Continued) (Dollars In Thousands)

                                                                         1998                  1997                  1996
                                                                     ------------          ------------          ------------
FINANCING ACTIVITIES:
   Dividends paid to parent                                          $         -           $  (135,000)          $  (175,000)
   Policyholders' account balances:
       Deposits                                                        1,042,509             1,101,934               542,062
       Withdrawals (including transfers to/from Separate Accounts)    (1,595,068)           (1,593,320)           (1,090,572)
           Net cash and cash equivalents used                        ------------          ------------          ------------
               by financing activities                                  (552,559)             (626,386)             (723,510)
                                                                     ============          ============          ============
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                          8,989                (8,603)               46,067

CASH AND CASH EQUIVALENTS
 Beginning of year                                                        86,388                94,991                48,924
                                                                     ------------          ------------          ------------
 End of year                                                         $    95,377           $    86,388           $    94,991
                                                                     ============          ============          ============
Supplementary Disclosure of Cash Flow Information
 Cash paid to affiliates for:
   Federal income taxes                                              $    49,133           $    49,235           $     8,880
   Interest                                                                  860                   842                   988







See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly-owned subsidiary of Merrill Lynch Insurance Group,Inc.)

NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)


NOTE 1:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business: Merrill Lynch Life Insurance Company (the "Company") is a wholly-owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co.").

 The Company sells non-participating life insurance and annuity products primarily variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. The Company is currently licensed to sell insurance in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly-owned broker-dealer subsidiary of Merrill Lynch & Co.

 Basis of Reporting: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

 For the purpose of reporting cash flows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

 To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

 Revenue Recognition: Revenues for the Company's interest-sensitive life, interest-sensitive annuity, variable life and variable annuity products consist of policy charges for mortality risk and the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

 Investments: The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive income (loss), net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If a decline in value of a security is determined by management to be other-than-temporary, the carrying value is adjusted to the estimated fair value at the date of this determination and recorded as net realized investment gains (losses).

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

 All outstanding mortgage loans were repaid during 1997. The Company recognized income from mortgage loans based on the cash payment interest rate of the loan, which may have been different from the accrual interest rate of the loan for certain mortgage loans. The Company recognized a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there was a difference between the cash payment interest rate and the accrual interest rate. For all loans the Company stopped accruing income when an interest payment default either occurred or was probable. Impairments of mortgage loans were established as valuation allowances and recorded to net realized investment gains (losses).

 Real estate held-for-sale is stated at estimated fair value less estimated selling costs.

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

 Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Certain costs and expenses reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing in-force policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

 The Company has entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-year period using an effective interest rate of 7.5%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions are capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                            1998           1997           1996
                         -----------    -----------    -----------
 Beginning balance       $  102,252     $  112,249     $  124,833
 Capitalized amounts          6,085          5,077          5,077
 Interest accrued             7,669          9,653         10,669
 Amortization               (14,213)       (24,727)       (28,330)
                         -----------    -----------    -----------
 Ending balance          $  101,793     $  102,252     $  112,249
                         ===========    ===========    ===========

 The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                    1999         $ 7,045
                    2000         $ 6,110
                    2001         $ 5,670
                    2002         $ 5,400
                    2003         $ 5,386

 Separate Accounts: Separate Accounts are established in conformity with Arkansas State Insurance law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. At December 31, 1998, the $12,030 excess of Separate Accounts Assets over Separate Accounts liabilities represents the Company's temporary investment in certain investment divisions that were made to facilitate the establishment of those investment divisions.

 Net investment income and net realized and unrealized gains
 (losses) attributable to Separate Accounts assets accrue directly to the policyholder and are not reported as revenue in the Company's Statement of Earnings.

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

 Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

 Interest-sensitive life products        4.00% -  5.70%
 Interest-sensitive deferred annuities   3.40% -  8.69%
 Immediate annuities                     3.00% - 10.00%

 These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

 Claims and Claims Settlement Expenses: For life insurance products, the liability equals the death benefit for claims that have been reported to the Company and an estimate based
 upon prior experience for unreported claims.   For annuity
 products, the liability equals the guaranteed minimum death benefit reserve.

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

 Unearned Policy Charge Revenue: Certain variable life insurance products contain policy charges that are assessed at policy issuance. These policy charges are deferred and amortized into policy charge revenue based on the estimated future gross profits for each group of contracts. The Company records a liability equal to the unamortized balance of these policy charges.

 Accounting Pronouncements: During 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This pronouncement requires a Company to present disaggregated information based on the internal segments used in managing its business. Adoption did not impact the Company's financial position or results of operations, but it did affect the presentation of the Company's disclosures (See Note 9).

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

NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                 1998            1997
                                             ------------   -------------
  Assets:
   Fixed maturity securities (1)            $  2,543,097    $  3,008,608
   Equity securities (1), (2)                    158,591          73,612
   Trading account securities (1)                 17,280          15,625
   Policy loans on insurance contracts (3)     1,139,456       1,118,139
   Cash and cash equivalents (4)                  95,377          86,388
   Separate Accounts assets (5)               10,571,489       9,149,119
                                            -------------   -------------
  Total financial instruments               $ 14,525,290    $ 13,451,491
                                            =============   =============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company has determined an estimated fair value using a discounted cash flow model, including provision for credit risk, based upon the assumption that such securities will be held to maturity. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1998 and 1997, securities without a readily ascertainable market value, having an amortized cost of $376,993 and $389,728, had an estimated fair value of $375,470 and $396,253, respectively.

 (2) The Company has investments in two limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value as equal to cost based on the review of the underlying investments of the partnerships. At December 31, 1998 and 1997, the Company's limited partnership investments were $11,569 and $4,744, respectively.

 (3) The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

 (4) The estimated fair value of cash and cash equivalents approximates the carrying value.

 (5) Assets held in Separate Accounts are carried at quoted market values.

NOTE 3.   INVESTMENTS

 The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

                                                                              1998
                                              -----------------------------------------------------------------
                                                  Cost /           Gross             Gross           Estimated
                                                Amortized        Unrealized        Unrealized          Fair
                                                  Cost             Gains             Losses            Value
                                              ------------      ------------      ------------      -----------
  Fixed maturity securities:
   Corporate debt securities                  $ 2,079,867       $    56,703       $    29,078       $ 2,107,492
   Mortgage-backed securities                     229,197             7,908                43           237,062
   U.S. Government and agencies                   150,500             6,393             1,328           155,565
   Foreign governments                             21,157                35             2,996            18,196
   Municipals                                      23,878               905                 1            24,782
                                              ------------      ------------      ------------      ------------
      Total fixed maturity securities         $ 2,504,599       $    71,944       $    33,446       $ 2,543,097
                                              ============      ============      ============      ============

  Equity securities:
   Non-redeemable preferred stocks            $   151,130       $       699       $     4,823       $   147,006
   Limited partnerships                            11,569                 -                 -            11,569
   Common stocks                                       11                 5                 -                16
                                              ------------      ------------      ------------      ------------
      Total equity securities                 $   162,710       $       704       $     4,823       $   158,591
                                              ============      ============      ============      ============


                                                                              1997
                                              -----------------------------------------------------------------
                                                 Cost /            Gross            Gross            Estimated
                                                Amortized        Unrealized       Unrealized           Fair
                                                  Cost             Gains            Losses             Value
                                              ------------      ------------      ------------      ------------
  Fixed maturity securities:
   Corporate debt securities                  $ 2,412,171       $    73,318       $     6,963       $ 2,478,526
   Mortgage-backed securities                     339,015            12,320               224           351,111
   U.S. Government and agencies                   119,107             2,767               111           121,763
   Foreign governments                             36,585               198             1,125            35,658
   Municipals                                      20,684               866                 -            21,550
                                              ------------      ------------      ------------      ------------
      Total fixed maturity securities         $ 2,927,562       $    89,469       $     8,423       $ 3,008,608
                                              ============      ============      ============      ============
  Equity securities:
   Non-redeemable preferred stocks            $    67,845       $     1,187       $       185       $    68,847
   Limited partnerships                             4,744                 -                 -             4,744
   Common stocks                                       10                11                 -                21
                                              ------------      ------------      ------------      ------------
      Total equity securities                 $    72,599       $     1,198       $       185       $    73,612
                                              ============      ============      ============      ============

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998 by contractual maturity were:

                                                                Estimated
                                               Amortized           Fair
                                                  Cost             Value
                                              ------------      ------------
  Fixed maturity securities:
   Due in one year or less                    $   383,825       $   383,628
   Due after one year through five years          926,665           950,938
   Due after five years through ten years         599,278           610,339
   Due after ten years                            365,634           361,130
                                              ------------      ------------
                                                2,275,402         2,306,035
   Mortgage-backed securities                     229,197           237,062
                                              ------------      ------------
    Total fixed maturity securities           $ 2,504,599       $ 2,543,097
                                              ============      ============

 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1998 by rating agency equivalent were:
                                                                 Estimated
                                               Amortized           Fair
                                                 Cost              Value
                                              ------------      ------------
  AAA                                         $   479,923       $   495,661
  AA                                              146,703           148,169
  A                                               756,880           773,977
  BBB                                             992,041         1,005,835
  Non-investment grade                            129,052           119,455
                                              ------------      ------------
    Total fixed maturity securities           $ 2,504,599       $ 2,543,097
                                              ============      ============

 The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from available-for-sale investments had actually been realized, with corresponding credits or charges reported in stockholder's equity as a component of accumulated other comprehensive income (loss), net of taxes. The following reconciles net unrealized investment gains (losses) on available-for-sale investments at December 31:

                                                       1998           1997
                                                   ------------    ------------
  Assets:
   Fixed maturity securities                       $    38,498     $    81,046
   Equity securities                                    (4,119)          1,013
   Deferred policy acquisition costs                      (323)         (5,452)
   Federal income taxes - deferred                         124               -
   Separate Accounts assets                                 30               -
                                                   ------------    ------------
                                                        34,210          76,607
                                                   ------------    ------------
  Liabilities:
   Policyholders' account balances                      34,440          48,923
   Federal income taxes - deferred                           -           9,689
                                                   ------------    ------------
                                                        34,440          58,612
                                                   ------------    ------------
  Stockholder's equity:
   Accumulated other comprehensive income (loss)   $      (230)    $    17,995
                                                   ============    ============


 During the third quarter 1997, the Company provided $15,000 initial funding for a trading portfolio, composed of convertible debt and equity securities. The net unrealized holdings gains on trading account securities included in net realized investment gains were $932 and $520 at December 31, 1998 and 1997, respectively.

 Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
 December 31 were:

                                          1998          1997          1996
                                       ----------    ----------    ----------
  Proceeds                             $  893,619    $  846,041    $  847,091
  Gross realized investment gains          20,232        16,783        19,078
  Gross realized investment losses         17,429         7,193        10,749

 The Company had investment securities with a carrying value of $27,189 and $26,508 that were deposited with insurance regulatory authorities at December 31, 1998 and 1997, respectively.

 At December 31, 1998, the Company's $12,030 investment in
 Separate Account assets included $30 of unrealized gains.
 During 1997, the Company realized a $1,005 gain on the sale of its investment in the Separate Accounts.

 All outstanding mortgage loans were repaid during 1997.
 Information on impaired loans for the years ended December 31 follows:

                                                        1997           1996
                                                     -----------    -----------
  Average investment in impaired loans               $   30,945     $   79,668
  Interest income recognized (cash basis)                 2,830          4,848


 For the years ended December 31, 1997 and 1996, $7,891 and
 $28,555, respectively, of real estate held-for-sale was acquired in satisfaction of debt.

 Net investment income arose from the following sources for the years ended December 31:

                                           1998          1997           1996
                                      ------------   -----------    -----------
  Fixed maturity securities           $   202,313    $  236,325     $  266,916
  Equity securities                         9,234         3,020          1,876
  Mortgage loans                                -         4,627          9,764
  Real estate held-for-sale                 2,264         1,939            563
  Policy loans on insurance contracts      59,236        57,998         56,512
  Cash and cash equivalents                 3,912         9,570          6,710
  Other                                       761           709            899
                                      ------------   -----------    -----------
  Gross investment income                 277,720       314,188        343,240
  Less investment expenses                 (5,682)       (5,486)        (6,579)
                                      ------------   -----------    -----------
  Net investment income               $   272,038    $  308,702     $  336,661
                                      ============   ===========    ===========

Net realized investment gains (losses), including changes in valuation allowances for the years ended December 31:

                                          1998           1997           1996
                                      ------------   -----------    -----------
  Fixed maturity securities           $     2,617    $    6,149     $    4,690
  Equity securities                           186         3,441          3,639
  Trading account securities                1,368           697              -
  Investment in Separate Accounts               -         1,005            106
  Mortgage loans                                -         6,252            599
  Real estate held-for-sale                 8,290        (4,252)          (171)
  Cash and cash equivalents                    (1)           (3)            (1)
                                      ------------   -----------    -----------
  Net realized investment gains       $    12,460    $   13,289     $    8,862
                                      ============   ===========    ===========

 The following is a reconciliation of the change in valuation allowances that were recorded to reflect other-than-temporary declines in the estimated fair value of mortgage loans for the years ended December 31, 1997 and 1996.

                         Balance at   Additions                   Balance at
                         Beginning    Charged to      Write -        End
                          of Year     Operations       Downs        of Year
                        -----------   -----------   -----------   -----------
       1997             $   17,652    $        -    $   17,652    $        -
       1996                 35,881             -        18,229        17,652


NOTE 4.   FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on earnings before income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                                   1998              1997              1996
                                              ------------      ------------      ------------
  Provision for income taxes computed at
    Federal statutory rate                    $    46,383       $    42,413       $    41,048

  Decrease in income taxes resulting from:
    Dividend received deduction                    (3,664)           (1,969)           (3,135)
    Foreign tax credit                             (2,957)                -                 -
    Other                                               -                 -               (21)
                                              ------------      ------------      ------------
  Federal income tax provision                $    39,762       $    40,444       $    37,892
                                              ============      ============      ============

 The Federal statutory rate for each of the three years in the period ended December 31, 1998 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                  1998             1997              1996
                                              ------------      ------------      ------------
  Deferred policy acquisition costs           $    11,062       $    (2,422)      $    (5,770)
  Policyholders' account balances                 (10,950)          (16,099)           15,004
  Liability for guaranty fund assessments             529             1,190               760
  Investment adjustments                           (1,350)            5,070             5,122
  Other                                               (64)                -               (38)
                                              ------------      ------------      ------------
  Deferred Federal income tax
   provision (benefit)                        $      (773)      $   (12,261)      $    15,078
                                              ============      ============      ============

Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                                    1998              1997
                                                                ------------      ------------
  Deferred tax assets:
   Policyholders' account balances                              $   106,132       $    95,182
   Investment adjustments                                             1,951               601
   Liability for guaranty fund assessments                            4,852             5,381
   Net unrealized investment loss on investment securities              124                 -
                                                                ------------      ------------
      Total deferred tax assets                                     113,059           101,164
                                                                ------------      ------------
  Deferred tax liabilities:
   Deferred policy acquisition costs                                 99,732            88,670
   Net unrealized investment gain on investment securities                -             9,689
   Other                                                              3,924             3,988
                                                                ------------      ------------
      Total deferred tax liabilities                                103,656           102,347
                                                                ------------      ------------
      Net deferred tax (asset) liability                        $    (9,403)      $     1,183
                                                                ============      ============

 The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.

NOTE 5.   REINSURANCE

 In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $750 on a single life.

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $589 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1998, the Company had the following life insurance in-force:

                                                                                                             Percentage
                                                       Ceded to           Assumed                             of amount
                                       Gross             other           from other          Net             assumed to
                                       amount          companies         companies          amount               net
                                    -----------       -----------       -----------       -----------        ----------
   Life insurance
       in force                     $13,124,108       $ 3,259,006       $    1,771        $ 9,866,872              0%


 The Company has entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer's variable annuity premiums sold through the Merrill Lynch & Co. distribution system.

NOTE 6.   RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $43,179, $43,028 and $43,515 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest paid was $860, $842 and $988 for 1998, 1997 and 1996, respectively.

 The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,915, $1,913 and $2,279 for 1998, 1997 and 1996, respectively.

 MLIG has entered into agreements with MLAM and Hotchkis & Wiley ("H&W"), a division of MLAM, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., and Hotchkis & Wiley Variable Trust (collectively, "the Funds"). The Company invests in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has in-force. Under this agreement, MLAM and H&W pay compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Funds to MLAM and H&W. The Company received from MLIG its allocable share of such compensation in the amount of $20,289, $19,057 and $16,514 during 1998, 1997 and 1996, respectively.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $79,117, $72,729 and $42,639 for 1998, 1997 and 1996, respectively. Substantially all of these commissions were capitalized as deferred policy acquisitions costs and are being amortized in accordance with the policy discussed in Note 1.

 Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

 During 1997, the Company sold its investment in 2141 E.
 Camelback, Corp. to Merrill Lynch Mortgage Capital, Inc. The investment was sold at its carrying value of $5,375.

NOTE 7.   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 The Company paid no dividends in 1998. During 1997 and 1996, the Company paid dividends of $135,000 and $175,000, respectively, to MLIG. Of these stockholders' dividends, $110,030 and $175,000 respectively, were extraordinary dividends as defined by Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance
 Commissioner.

 At December 31, 1998 and 1997, approximately $29,707 and $24,304, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 1998 and 1997, were $299,069 and $245,042, respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices primarily differ from the principles utilized in these financial statements by charging policy acquisition costs to expense as incurred, establishing future policy benefit reserves using different actuarial assumptions, not providing for deferred income taxes, and valuing securities on a different basis. The Company's statutory net income for 1998, 1997 and 1996 was $55,813, $81,963 and $93,532, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1998 and 1997, based on the RBC formula, the Company's total adjusted capital level was 473% and 394%, respectively, of the minimum amount of capital required to avoid regulatory action.

 In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices and it is uncertain when, or if, the state of Arkansas will require adoption of Codification for the preparation of statutory financial statements.
 Codification is not expected to have a material impact on the Company's capital requirements or statutory financial statements.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

 State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 1998 and 1997, the Company has established an estimated liability for future guaranty fund assessments of $13,864 and $15,374, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

 In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

 During 1994, the Company committed to participate in a limited partnership that invests in leveraged transactions. As of December 31, 1998, $6,569 has been advanced towards the Company's $10,000 commitment to the limited partnership.

NOTE 9.   SEGMENT INFORMATION

 In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. The Company's Annuity segment consists of variable annuities and interest sensitive annuities

 The Company's organization is structured in accordance with its two business segments. Each segment has its own administrative service center that provides product support to the Company and customer service support to the Company's policyholders. Additionally, marketing and sales management functions, within MLIG, are organized according to these two business segments.

 The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

 The "Other" category, presented in the following segment financial information, represents assets and related earnings that do not support policyholder liabilities.

 The following table summarizes each business segment's contribution to the consolidated amounts:

                                                 Life
  1998                                         Insurance          Annuities            Other            Total
--------                                      ------------       ------------      ------------      ------------
  Net interest spread (a)                     $    35,228        $    32,765       $     8,369       $    76,362
  Other revenues                                   84,836            124,864               422           210,122
                                              ------------       ------------      ------------      ------------
  Net revenues                                    120,064            157,629             8,791           286,484
                                              ------------       ------------      ------------      ------------

  Policy benefits                                  18,397             13,494                 -            31,891
  Reinsurance premiums ceded                       19,972                  -                 -            19,972
  DAC amortization                                 13,040             31,795                 -            44,835
  Other non-interest expenses                      18,030             39,233                 -            57,263
                                              ------------       ------------      ------------      ------------
  Total non-interest expenses                      69,439             84,522                 -           153,961
                                              ------------       ------------      ------------      ------------
  Net earnings before Federal income
      tax provision                                50,625             73,107             8,791           132,523
  Income tax expense                               16,033             20,653             3,076            39,762
                                              ------------       ------------      ------------      ------------
  Net earnings                                $    34,592        $    52,454       $     5,715       $    92,761
                                              ============       ============      ============      ============
  Balance Sheet Information:

  Total assets                                $ 6,069,649        $ 8,885,981       $   148,465       $15,104,095
  Deferred policy acquisition costs           $   207,713        $   197,927       $         -       $   405,640
  Policy liabilities and accruals             $ 2,186,001        $ 1,694,668       $         -       $ 3,880,669
  Other policyholder funds                    $    16,033        $         -       $     4,769       $    20,802

                                                 Life
  1997                                         Insurance         Annuities           Other              Total
--------                                      ------------      ------------      ------------      ------------
  Net interest spread (a)                     $    38,826       $    47,973       $    12,361       $    99,160
  Other revenues                                   86,301           102,782             3,139           192,222
                                              ------------      ------------      ------------      ------------
  Net revenues                                    125,127           150,755            15,500           291,382
                                              ------------      ------------      ------------      ------------

  Policy benefits                                  15,876            11,153                 -            27,029
  Reinsurance premiums ceded                       17,879                 -                 -            17,879
  DAC amortization                                 36,180            35,931                 -            72,111
  Other non-interest expenses                      16,545            36,639                 -            53,184
                                              ------------      ------------      ------------      ------------
  Total non-interest expenses                      86,480            83,723                 -           170,203
                                              ------------      ------------      ------------      ------------
  Net earnings before Federal
      income tax provision                         38,647            67,032            15,500           121,179
  Income tax expense                               12,753            22,265             5,426            40,444
                                              ------------      ------------      ------------      ------------
  Net earnings                                $    25,894       $    44,767       $    10,074       $    80,735
                                              ============      ============      ============      ============
  Balance Sheet Information:

  Total assets                                $ 5,925,872       $ 7,998,461       $   129,248       $14,053,581
  Deferred policy acquisition costs           $   182,610       $   182,495       $         -       $   365,105
  Policy liabilities                          $ 2,229,533       $ 2,009,151       $         -       $ 4,238,684
  Other policyholder funds                    $    18,788       $         -       $     8,372       $    27,160

                                                 Life
  1996                                         Insurance         Annuities           Other             Total
--------                                      ------------      ------------      ------------      ------------
  Net interest spread (a)                     $    40,805       $    44,994       $    15,607       $   101,406
  Other revenues                                   78,759            86,430             2,502           167,691
                                              ------------      ------------      ------------      ------------
  Net revenues                                    119,564           131,424            18,109           269,097
                                              ------------      ------------      ------------      ------------

  Policy benefits                                  12,150             8,902                 -            21,052
  Reinsurance premiums ceded                       15,582                 -                 -            15,582
  DAC amortization                                 30,988            31,048                 -            62,036
  Other non-interest expenses                      18,169            34,979                 -            53,148
                                              ------------      ------------      ------------      ------------
  Total non-interest expenses                      76,889            74,929                 -           151,818
                                              ------------      ------------      ------------      ------------
  Net earnings before Federal
      income tax provision                         42,675            56,495            18,109           117,279
  Income tax expense                               13,895            17,658             6,339            37,892
                                              ------------      ------------      ------------      ------------
  Net earnings                                $    28,780       $    38,837       $    11,770       $    79,387
                                              ============      ============      ============      ============
  Balance Sheet Information:

  Total assets                                $ 5,623,370       $ 6,957,228       $   156,895       $12,737,493
  Deferred policy acquisition costs           $   194,979       $   171,482       $         -       $   366,461
  Policy liabilities and accruals             $ 2,638,177       $ 1,881,537       $         -       $ 4,519,714
  Other policyholder funds                    $    16,256       $         -       $     3,164       $    19,420

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.


 The table below summarizes the Company's net revenues by product for 1998, 1997, and 1996:

                                                  1998            1997             1996
                                              ------------    ------------    ------------
  Life Insurance
       Variable life insurance                $    91,806     $    92,245     $    89,897
       Interest-sensitive life insurance           28,258          32,882          29,667
                                              ------------    ------------    ------------

       Total Life Insurance                       120,064         125,127         119,564
                                              ------------    ------------    ------------
  Annuities
       Variable annuities                         105,545          88,509          70,116
       Interest-sensitive annuities                52,084          62,246          61,308
                                              ------------    ------------    ------------

       Total Annuities                            157,629         150,755         131,424
                                              ------------    ------------    ------------

  Other                                             8,791          15,500          18,109
                                              ------------    ------------    ------------
  Total                                       $   286,484     $   291,382     $   269,097
                                              ============    ============    ============


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

                                            Merrill Lynch Life Insurance Company
                                            ------------------------------------
                                            (Registrant)

Date:  March 26, 1999                       By:   /s/ Joseph E. Crowne, Jr.
                                                  -----------------------------
                                                  Joseph E. Crowne, Jr.
                                                  Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                      Date
---------                               -----                                      ----
         *

-----------------------------           Chairman of the Board, President             March 26, 1999
Anthony J. Vespa                        and Chief Executive Officer                  --------------


/s/ Joseph E. Crowne, Jr.               Director, Senior Vice President,             March 26, 1999
-----------------------------           Chief Financial Officer, Chief               --------------
Joseph E. Crowne, Jr.                   Actuary and Treasurer


/s/ Barry G. Skolnick                   Director, Senior Vice President              March 26, 1999
-----------------------------           and General Counsel*                         --------------
Barry G. Skolnick


         *

-----------------------------           Director, Senior Vice President              March 26, 1999
David M. Dunford                        and Chief Investment Officer                 --------------


         *

-----------------------------           Director and Senior Vice President           March 26, 1999
Gail R. Farkas                                                                       --------------


*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

            No annual report covering the Registrant's last fiscal year or proxy material has been or will be sent to Registrant's security holder.

                                  EXHIBIT INDEX

Exhibit No.        Description                                                 Location
-----------        -----------                                                 --------
2.1                Merrill Lynch Life Insurance Company                        Incorporated by reference to Exhibit 2.1,
                   Board of Directors Resolution in Connection                 filed September 5, 1991, as part of
                   with the Merger between Merrill Lynch                       Post-Effective Amendment No. 4 to the
                   Life Insurance Company and Tandem Insurance                 Registrant's registration statement on
                   Group, Inc.                                                 Form S-1, File No. 33-26322.

2.2                Plan and Agreement of Merger between                        Incorporated by reference to Exhibit
                   Merrill Lynch Life Insurance Company and                    2.1a, filed September 5, 1991, as part of
                   Tandem Insurance Group, Inc.                                Post-Effective Amendment No. 4 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

3.1                Articles of Amendment, Restatement and                      Incorporated by reference to Exhibit 6(a)
                   Redomestication of the Articles of                          to Post-Effective Amendment No. 10 to
                   Incorporation of Merrill Lynch Life                         Merrill Lynch Life Variable Annuity
                   Insurance Company                                           Separate Account A's registration
                                                                               statement on Form N-4, File No. 33-43773,
                                                                               filed December 10, 1996.

3.2                Amended and Restated By-Laws of Merrill                     Incorporated by reference to Exhibit 6(b)
                   Lynch Life Insurance Company                                to Post-Effective Amendment No. 10 to
                                                                               Merrill Lynch Life Variable Annuity
                                                                               Separate Account A's registration
                                                                               statement on Form N-4, File No. 33-43773,
                                                                               filed December 10, 1996.

4.1                Group Modified Guaranteed Annuity                           Incorporated by reference to Exhibit 4.1,
                   Contract, ML-AY-361                                         filed February 23, 1989, as part of
                                                                               Pre-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.2                Individual Certificate, ML-AY-362                           Incorporated by reference to Exhibit 4.2,
                                                                               filed February 23, 1989, as part of
                                                                               Pre-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.2a               Individual Certificate, ML-AY-362 KS                        Incorporated by reference to Exhibit
                                                                               4.2a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.2b               Individual Certificate, ML-AY-378                           Incorporated by reference to Exhibit
                                                                               4.2b, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.3                Individual Tax-Sheltered Annuity                            Incorporated by reference to Exhibit 4.3,
                   Certificate, ML-AY-372                                      filed February 23, 1989, as part of
                                                                               Pre-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.3a               Individual Tax-Sheltered Annuity                            Incorporated by reference to Exhibit
                   Certificate, ML-AY-372 KS                                   4.3a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.4                Qualified Retirement Plan Certificate,                      Incorporated by reference to Exhibit 4.4
                   ML-AY-373                                                   to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.4a               Qualified Retirement Plan Certificate,                      Incorporated by reference to Exhibit
                   ML-AY-373 KS                                                4.4a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.5                Individual Retirement Annuity                               Incorporated by reference to Exhibit 4.5
                   Certificate, ML-AY-374                                      to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.5a               Individual Retirement Annuity                               Incorporated by reference to Exhibit
                   Certificate, ML-AY-374 KS                                   4.5a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.5b               Individual Retirement Annuity                               Incorporated by reference to Exhibit
                   Certificate, ML-AY-375 KS                                   4.5b, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.5c               Individual Retirement Annuity                               Incorporated by reference to Exhibit
                   Certificate, ML-AY-379                                      4.5c, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.6                Individual Retirement Account                               Incorporated by reference to Exhibit 4.6,
                   Certificate, ML-AY-375                                      filed February 23, 1989, as part of
                                                                               Pre-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.6a               Individual Retirement Account                               Incorporated by reference to Exhibit
                   Certificate, ML-AY-380                                      4.6a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.7                Section 457 Deferred Compensation Plan                      Incorporated by reference to Exhibit 4.7
                   Certificate, ML-AY-376                                      to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.7a               Section 457 Deferred Compensation Plan                      Incorporated by reference to Exhibit
                   Certificate, ML-AY-376 KS                                   4.7a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.8                Tax-Sheltered Annuity Endorsement,                          Incorporated by reference to Exhibit 4.8
                   ML-AY-366                                                   to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.8a               Tax-Sheltered Annuity Endorsement,                          Incorporated by reference to Exhibit
                   ML-AY-366 190                                               4.8a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.8b               Tax-Sheltered Annuity Endorsement,                          Incorporated by reference to Exhibit
                   ML-AY-366 1096                                              4(h)(3), filed March 27, 1997, as part of
                                                                               Post-Effective Amendment No. 2 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-58303.

4.9                Qualified Retirement Plan Endorsement,                      Incorporated by reference to Exhibit 4.9
                   ML-AY-364                                                   to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.10               Individual Retirement Annuity                               Incorporated by reference to Exhibit 4.10
                   Endorsement, ML-AY-368                                      to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.10a              Individual Retirement Annuity                               Incorporated by reference to Exhibit
                   Endorsement, ML-AY-368 190                                  4.10a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.10b              Individual Retirement Annuity                               Incorporated by reference to Exhibit
                   Endorsement, ML-009                                         4(j)(3) to Post-Effective Amendment No. 1
                                                                               to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-60290, filed
                                                                               March 31, 1994.

4.11               Individual Retirement Account                               Incorporated by reference to Exhibit 4.11
                   Endorsement, ML-AY-365                                      to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.11a              Individual Retirement Account                               Incorporated by reference to Exhibit
                   Endorsement, ML-AY-365 190                                  4.11a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.12               Section 457 Deferred Compensation Plan                      Incorporated by reference to Exhibit 4.12
                   Endorsement, ML-AY-367                                      to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.12a              Section 457 Deferred Compensation Plan                      Incorporated by reference to Exhibit
                   Endorsement, ML-AY-367 190                                  4.12a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.13               Qualified Plan Endorsement, ML-AY-369                       Incorporated by reference to Exhibit 4.13
                                                                               to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.13a              Qualified Plan Endorsement, ML-AY-448                       Incorporated by reference to Exhibit
                                                                               4.13a, filed March 9, 1990, as part of
                                                                               Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

4.14               Application for Group Modified Guaranteed                   Incorporated by reference to Exhibit 4.14
                   Annuity Contract                                            to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.15               Annuity Application for Individual                          Incorporated by reference to Exhibit 4.15
                   Certificate Under Modified Guaranteed                       to the Registrant's registration
                   Annuity Contract                                            statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

4.16               Form of Company Name Change Endorsement                     Incorporated by reference to Exhibit 4.16, filed
                                                                               September 5, 1991, as part of Post-Effective
                                                                               Amendment No. 4 to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-26322.

4.17               Group Modified Guarantee Annuity Contract                   Incorporated by reference to Exhibit 4.(a)(2),
                                                                               filed December 7, 1994, as part of Post-Effective
                                                                               Amendment No. 3 to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-60290.

4.18               Individual Contract                                         Incorporated by reference to Exhibit 4.(b)(4),
                                                                               filed December 7, 1994, as part of Post-Effective
                                                                               Amendment No. 3 to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-60290.

4.19               Individual Tax-Sheltered Annuity                            Incorporated by reference to Exhibit
                   Certificate                                                 4.(c)(3), filed December 7, 1994, as part
                                                                               of Post-Effective Amendment No. 3 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-60290.

4.20               Qualified Retirement Plan Certificate                       Incorporated by reference to Exhibit
                                                                               4.(d)(3), filed December 7, 1994, as part
                                                                               of Post-Effective Amendment No. 3 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-60290.

4.21               Individual Retirement Annuity Certificate                   Incorporated by reference to Exhibit
                                                                               4.(e)(5), filed December 7, 1994, as part
                                                                               of Post-Effective Amendment No. 3 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-60290.

4.22               Individual Retirement Account Certificate                   Incorporated by reference to Exhibit
                                                                               4.(f)(3), filed December 7, 1994, as part
                                                                               of Post-Effective Amendment No. 3 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-60290.

4.23               Section 457 Deferred Compensation Plan                      Incorporated by reference to Exhibit
                   Certificate                                                 4.(g)(3), filed December 7, 1994, as part
                                                                               of Post-Effective Amendment No. 3 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-60290.

4.24               Qualified Plan Endorsement                                  Incorporated by reference to Exhibit
                                                                               4.(m)(3), filed December 7, 1994, as part
                                                                               of Post-Effective Amendment No. 3 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-60290.

10.1               Management Services Agreement between                       Incorporated by reference to Exhibit 10.1
                   Family Life Insurance Company and Merrill                   to the Registrant's registration
                   Lynch Life Insurance Company                                statement on Form S-1, File No. 33-26322, filed
                                                                               January 3, 1989.

10.2               General Agency Agreement between Merrill                    Incorporated by reference to Exhibit
                   Lynch Life Insurance Company and Merrill                    10.2, filed February 23, 1989, as part of
                   Lynch Life Agency, Inc.                                     Pre-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

10.3               Service Agreement among Merrill Lynch                       Incorporated by reference to Exhibit
                   Insurance Group, Family Life Insurance                      10.3, filed March 13, 1991, as part of
                   Company and Merrill Lynch Life Insurance                    Post-Effective Amendment No. 2 to the
                   Company                                                     Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

10.3a              Amendment to Service Agreement among                        Incorporated by reference to Exhibit
                   Merrill Lynch Insurance Group, Family                       10(c)(2) to Post-Effective Amendment No.
                   Life Insurance Company and Merrill Lynch Life               1 to the Registrant's registration
                   Insurance Company                                           statement on Form S-1, File No. 33-60290,
                                                                               filed March 31, 1994.

10.4               Indemnity Reinsurance Agreement between                     Incorporated by reference to Exhibit
                   Merrill Lynch Life Insurance Company and                    10.4, filed March 13, 1991, as part of
                   Family Life Insurance Company                               Post-Effective Amendment No. 2 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

10.5               Assumption Reinsurance Agreement Between                    Incorporated by reference to Exhibit
                   Merrill Lynch Life Insurance Company,                       10.6, filed April 24, 1991, as part of
                   Tandem Insurance Group, Inc. and Royal                      Post-Effective Amendment No. 3 to the
                   Tandem Life Insurance Company and Family                    Registrant's registration statement on
                   Life Insurance Company                                      Form S-1, File No. 33-26322.

10.6               Amended General Agency Agreement between                    Incorporated by reference to Exhibit
                   Merrill Lynch Life Insurance Company and                    10(g) to the Registrant's registration
                   Merrill Lynch Life Agency, Inc.                             statement on Form S-1, File No. 33-46827,
                                                                               filed March 30, 1992.

10.7               Indemnity Agreement between Merrill Lynch                   Incorporated by reference to Exhibit
                   Life Insurance Company and Merrill Lynch                    10(h) to the Registrant's registration
                   Life Agency, Inc.                                           statement on Form S-1, File No. 33-46827,
                                                                               filed March 30, 1992.

10.8               Management Agreement between Merrill                        Incorporated by reference to Exhibit
                   Lynch Life Insurance Company and Merrill Lynch              10(i) to the Registrant's registration
                   Asset Management, Inc.                                      statement on Form S-1, File No. 33-46827,
                                                                               filed March 30, 1992.

10.9               Amendment No. 1 to Indemnity Reinsurance                    Incorporated by reference to Exhibit
                   Agreement between Family Life Insurance                     10.5, filed April 24, 1991, as part of
                   Company and Merrill Lynch Life Insurance                    Post-Effective Amendment No. 3 to the
                   Company                                                     Registrant's registration statement on
                                                                               Form S-1, File No. 33-26322.

24.1               Power of attorney of Joseph E. Crowne                       Incorporated by reference to Exhibit
                                                                               24(a) to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-58303,
                                                                               filed March 29, 1995.

24.2               Power of attorney of David M. Dunford                       Incorporated by reference to Exhibit
                                                                               24(b) to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-58303,
                                                                               filed March 29, 1995.

24.3               Power of attorney of Barry G. Skolnick                      Incorporated by reference to Exhibit
                                                                               24(e) to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-58303,
                                                                               filed March 29, 1995.

24.4               Power of attorney of Anthony J. Vespa                       Incorporated by reference to Exhibit
                                                                               24(f) to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-58303,
                                                                               filed March 29, 1995.

24.5               Power of attorney of Gail R. Farkas                         Incorporated by reference to Exhibit
                                                                               24(g) to Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-58303, filed March
                                                                               26, 1996.

27.1               Financial Data Schedule                                     Exhibit 27.1