Form 10-Q
period 1999-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1999-05-14
CIK 845091

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

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
        COMMISSION FILE NUMBER 33-26322; 33-46827; 33-52254; 33-60290;
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

PART I  Financial Information

Item 1. Financial Statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                       March 31,           December 31,
ASSETS                                                                   1999                  1998
------                                                               -------------         -------------

INVESTMENTS:
  Fixed maturity securities, at estimated fair value
    (amortized cost:  1999 - $2,398,514; 1998 - $2,504,599)          $  2,403,033          $  2,543,097
  Equity securities, at estimated fair value
    (cost:  1999 - $197,988; 1998 - $162,710)                             192,351               158,591
  Trading account securities, at estimated fair value                      17,318                17,280
  Real estate held-for-sale                                                25,960                25,960
  Policy loans on insurance contracts                                   1,141,585             1,139,456
                                                                     -------------         -------------
       Total Investments                                                3,780,247             3,884,384


CASH AND CASH EQUIVALENTS                                                 110,877                95,377
ACCRUED INVESTMENT INCOME                                                  74,349                73,459
DEFERRED POLICY ACQUISITION COSTS                                         412,783               405,640
FEDERAL INCOME TAXES - DEFERRED                                            20,245                 9,403
REINSURANCE RECEIVABLES                                                     4,096                 2,893
AFFILIATED RECEIVABLES - NET                                                7,556                     -
RECEIVABLES FROM SECURITIES SOLD                                           47,970                14,938
OTHER ASSETS                                                               44,883                46,512
SEPARATE ACCOUNTS ASSETS                                               10,863,257            10,571,489
                                                                     -------------         -------------
TOTAL ASSETS                                                         $ 15,366,263          $ 15,104,095
                                                                     =============         =============





See notes to finanical statements.                                   (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                       March 31,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     1999                   1998
------------------------------------                                 -------------         -------------

LIABILITIES:
 POLICY LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $  3,752,202          $  3,816,744
   Claims and claims settlement expenses                                   74,467                63,925
                                                                     -------------         -------------
          Total policy liabilities and accruals                         3,826,669             3,880,669

 OTHER POLICYHOLDER FUNDS                                                  17,471                20,802
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                   13,755                13,864
 FEDERAL INCOME TAXES - CURRENT                                            16,591                15,840
 AFFILIATED PAYABLES - NET                                                      -                   822
 PAYABLE FOR SECURITIES PURCHASED                                          21,017                10,541
 UNEARNED POLICY CHARGE REVENUE                                            60,721                55,235
 OTHER LIABILITIES                                                         25,068                24,273
 SEPARATE ACCOUNTS LIABILITIES                                         10,856,239            10,559,459
                                                                     -------------         -------------
          Total Liabilities                                            14,837,531            14,581,505
                                                                     -------------         -------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
   authorized, issued and outstanding                                       2,000                 2,000
 Additional paid-in capital                                               347,324               347,324
 Retained earnings                                                        195,978               173,496
 Accumulated other comprehensive loss                                     (16,570)                 (230)
                                                                     -------------         -------------
          Total Stockholder's Equity                                      528,732               522,590
                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 15,366,263          $ 15,104,095
                                                                     =============         =============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          ----------------------------------
                                                                              1999                  1998
                                                                          ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                                   $    67,326           $    70,998
  Net realized investment gains (including net unrealized holding gains
   (losses) on trading account securities)                                      1,357                10,458
 Policy charge revenue                                                         53,961                48,045
                                                                          ------------          ------------
   Total Revenues                                                             122,644               129,501
                                                                          ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                          44,848                50,319
 Market value adjustment expense                                                  835                 1,392
 Policy benefits (net of reinsurance recoveries:  1999 - $3,282
  1998 - $3,741)                                                                7,950                 7,732
 Reinsurance premium ceded                                                      5,197                 4,870
 Amortization of deferred policy acquisition costs                             16,695                16,673
 Insurance expenses and taxes                                                  12,531                12,272
                                                                          ------------          ------------
   Total Benefits and Expenses                                                 88,056                93,258
                                                                          ------------          ------------
   Earnings Before Federal Income Tax Provision                                34,588                36,243

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                       14,150                12,248
 Deferred                                                                      (2,044)               (2,959)
                                                                          ------------          ------------
   Total Federal Income Tax Provision                                          12,106                 9,289
                                                                          ------------          ------------
NET EARNINGS                                                              $    22,482           $    26,954
                                                                          ============          ============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------

NET EARNINGS                                                         $    22,482           $    26,954
                                                                     ------------          ------------
OTHER COMPREHENSIVE INCOME:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding gains (losses) arising during the period       (34,208)                3,447
   Reclassification adjustment for gains included in net earnings         (1,324)              (10,404)
                                                                     ------------          ------------
   Net unrealized losses on investment securities                        (35,532)               (6,957)

   Adjustments for:
    Policyholder liabilities                                               5,808                 4,148
    Deferred policy acquisition costs                                      4,586                    83
    Deferred federal income taxes                                          8,798                   954
                                                                     ------------          ------------
 Total other comprehensive loss                                          (16,340)               (1,772)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $     6,142           $    25,182
                                                                     ============          ============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                  Accumulated
                                                             Additional                              other              Total
                                            Common            pain-in           Retained         comprehensive      Stockholder's
                                            stock             capital           earnings         income (loss)         equity
                                          ----------        -----------        -----------       -------------      -------------
BALANCE, JANUARY 1, 1998                  $   2,000         $  347,324         $   80,735        $     17,995       $    448,054

 Net earnings                                                                      92,761                                 92,761

 Other comprehensive loss, net of tax                                                                 (18,225)           (18,225)
                                          ----------        -----------        -----------       -------------      -------------
BALANCE, DECEMBER 31, 1998                    2,000            347,324            173,496                (230)           522,590

 Net earnings                                                                      22,482                                 22,482

 Other comprehensive loss, net of tax                                                                 (16,340)           (16,340)
                                          ----------        -----------        -----------       -------------      -------------
BALANCE, MARCH 31, 1999                   $   2,000         $  347,324         $  195,978        $    (16,570)      $    528,732
                                          ==========        ===========        ===========       =============      =============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                      ----------------------------------
                                                                          1999                 1998
                                                                      ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                         $    22,482           $    26,954
  Adjustments to reconcile net earnings to net cash and cash equivalents provided (used) by operating activities:
   Amortization of deferred policy acquisition costs                       16,695                16,673
   Capitalization of policy acquisition costs                             (19,252)              (18,581)
   Amortization (accretion) of investments                                   (873)               (2,115)
   Net realized investment gains                                           (1,357)              (10,458)
   Interest credited to policyholders' account balances                    44,848                50,319
   Benefit for deferred Federal income tax                                 (2,044)               (2,959)
   Changes in operating assets and liabilities:
      Accrued investment income                                              (890)               (2,068)
      Affiliated receivables / payables                                    (8,378)                   51
      Claims and claims settlement expenses                                10,542                13,871
      Federal income taxes - current                                          751                (9,190)
      Other policyholder funds                                             (3,331)               (8,096)
      Liability for guaranty fund assessments                                (109)               (1,144)
   Policy loans on insurance contracts                                     (2,129)               (3,488)
   Trading account securities                                                 (44)                  (40)
   Unearned policy charge revenue                                           5,486                 2,763
   Other, net                                                               1,221                 2,063
                                                                      ------------          ------------
      Net cash and cash equivalents provided by operating activities       63,618                54,555
                                                                      ------------          ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                  225,972               285,119
  Maturities for available-for-sale securities                            134,871               149,017
  Purchases of available-for-sale securities                             (310,576)             (357,603)
  Sales of real estate held-for-sale                                            -                10,862
  Recapture of investments in separate accounts                             5,281                     -
  Investment in separate accounts                                             (84)                    -
                                                                      ------------          ------------
      Net cash and cash equivalents provided by investing activities  $    55,464           $    87,395
                                                                      ------------          ------------

See notes to financial statements.                                   (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                           ----------------------------------
                                                                               1999                 1998
                                                                           -------------         ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits                                                    $    250,215          $   234,970
  Policyholder withdrawals (including transfers to/from separate accounts)     (353,797)            (401,286)
                                                                           -------------         ------------

   Net cash and cash equivalents used by financing activities                  (103,582)            (166,316)
                                                                           -------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             15,500              (24,366)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                               95,377               86,388
                                                                           -------------         ------------
 End of period                                                             $    110,877          $    62,022
                                                                           =============         ============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                     $     13,398          $    21,438
  Intercompany interest                                                             184                  209


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION:

Merrill Lynch Life Insurance Company (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells life insurance and annuity products, including variable life insurance and variable annuities.

The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited financial statements presented herein include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles and prevailing industry practice requires management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates. Results for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of annual results. These unaudited financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K ("1998 10K").

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 1999 and December 31, 1998, was $331 million and $299 million, respectively. For both three month periods ended March 31, 1999 and 1998, statutory net income was $33 million.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss, which is a component of stockholder's equity. Unrealized gains and losses on trading account securities are included in net realized investment gains.

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses from available-for-sale investments had actually been realized, with corresponding credits or charges reported in stockholder's equity as a component of accumulated other comprehensive income (loss), net of taxes. The following reconciles net unrealized investment gains (losses) on available-for-sale investments:

                                              March 31,      December 31,
                                                1999             1998
                                            ------------     ------------
Assets:
  Fixed maturity securities                 $     4,519      $    38,498
  Equity securities                              (5,637)          (4,119)
  Deferred policy acquisition costs               4,263             (323)
  Federal income taxes - deferred                 8,922              124
  Separate Accounts assets                           (5)              30
                                            ------------     ------------
                                                 12,062           34,210
                                            ------------     ------------
Liabilities:
  Policyholders' account balances                28,632           34,440
                                            ------------     ------------
Stockholder's equity:
  Accumlated other comprehensive loss       $   (16,570)     $      (230)
                                            ============     ============

The following summarizes the net impact of available-for-sale securities and trading account securities on net realized investment gains:

                                              March 31,      December 31,
                                                1999             1998
                                            ------------     ------------

 Available-for-sale securities:
  Net realized investment gains             $     1,362      $     9,200

 Trading account securities:
  Net realized investment gains                     475              494
  Net unrealized holding gains (losses)            (480)             764
                                            ------------     ------------
 Total net realized investment gains        $     1,357      $    10,458
                                            ============     ============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities". SFAS No. 133 requires all derivatives, including certain derivatives embedded in other contracts, to be recorded on the balance sheet at fair value. SFAS No. 133, which is effective for the Company beginning January 1, 2000, is not expected to have a material impact on the Company's financial position or results of operations.

NOTE 5.  SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. The Company's Annuity segment consists of variable annuities and interest sensitive annuities.

The Company's organization is structured in accordance with its two business segments. Each segment has its own administrative service center that provides product support to the Company and customer service support to the Company's policyholders. Additionally, marketing and sales management functions, within MLIG, are organized according to these two business segments.

The accounting policies of the business segments are the same as those for the Company's financial statements included herein.
All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

The "Other" category, presented in the following segment financial information, represents earnings from a specific investment portfolio that does not support policyholder liabilities.

The following table summarizes each business segment's contribution to the consolidated amounts for the three months ended March 31:

                                 1999            1998
                              ----------      ----------
 Net Revenues (a):

      Life Insurance          $  32,047       $  30,724
      Annuities                  42,364          46,194
      Other                       3,385           2,264
                              ----------      ----------
       Total Net Revenues     $  77,796       $  79,182
                              ==========      ==========

 Net Earnings:

      Life Insurance          $   8,352       $   7,947
      Annuities                  11,930          17,535
      Other                       2,200           1,472
                              ----------      ----------
       Total Net Earnings     $  22,482       $  26,954
                              ==========      ==========

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 1999 and 1998. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1998 Financial Statements and Notes to Financial Statements and the Management's Narrative Analysis of the Results of Operations included in the 1998 10K.

Business Overview

The Company's gross earnings are principally derived from two sources:

- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and
- the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

Life insurance premiums and annuity deposits recorded during the first three months of 1999 and 1998 were $267 million and $273 million, respectively. Excluding internal tax-free exchanges, life insurance premiums and annuity deposits received were $250 million and $235 million during the first three months of 1999 and 1998, respectively. Life insurance premiums and annuity deposits by product were as follows:

                                 Premiums Collected             Change
                               ----------------------     -------------------
                                 1999           1998       1999-1998      %
                               -------        -------     ----------   ------
                                                ($ In Millions)

 Variable Annuities            $  223         $  228      $     (5)       -2%

 Modified Guaranteed Annuites       4              4             -         -

 Variable Life Insurance           38             39            (1)       -3%

 Other                              2              2             -         -
                               -------        -------     ---------    -------
   Total Premiums              $  267         $  273      $     (6)       -2%
                               =======        =======     =========    =======

Policy and contract surrenders decreased $28 million (or 12%) to $206 million during the current three month period as compared to the equivalent period in 1998 primarily due to reductions in modified guaranteed annuity surrenders. During the current three month period, modified guaranteed annuity surrenders decreased $37 million (or 49%). The decrease in modified guaranteed annuity surrender activity is primarily attributable to two factors. First, there was a reduction in the number of contracts reaching the end of their guarantee periods during the first quarter 1999 as compared to the first quarter 1998. Second, increases in medium term interest rates during the first quarter 1999 resulted in increased persistency. The market value adjustment provision on these contracts has an inverse relationship to changes in interest rates. Average interest rates on 1 to 10 year term U.S. Treasury securities increased approximately 68 basis points and 44 basis points from the third and fourth quarters of 1998, respectively.

During the first three months of 1999, separate account assets increased $292 million (or 2.8%) to $10.9 billion, primarily due to strong investment performance associated with the generally rising equity markets. During the first three months of 1999, separate account assets increased $273 million due to price appreciation in the underlying mutual funds supporting variable products.

During the first quarter 1999, the increase in interest rates, noted above, combined with increased credit exposure on certain domestic security holdings resulted in a net decline in fair value of the Company's investments of $35.5 million. After adjusting for policyholder liabilities, deferred policy acquisition costs and deferred federal income taxes, other comprehensive losses were $16.3 million during the first quarter 1999.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 1999, the Company's assets included $2.2 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of March 31, 1999, approximately $104 million (or 4.3%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured corporate debt obligations which do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At March 31, 1999, the Company held $76 million in emerging market securities with an approximate unrealized loss of $7.2 million.

Year 2000 Compliance

As the Year 2000 approaches, the Company has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. Refer to the 1998 10K for a full description. The failure of the Company's technology systems relating to a Y2K problem would likely have a material adverse effect on the Company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the processing of policyholder transactions, the valuation of policyholder liabilities and the recording and valuation of assets. The Y2K problem could also increase the Company's exposure to risk and legal liability and its need for liquidity.

The renovation phase and production testing phase of the Company's Year 2000 efforts, as described in the 1998 10K, are complete.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. The Company will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. As of March 31, 1999, Merrill Lynch & Co.'s total estimated expenditures for the Year 2000 Compliance Initiative are approximately $520 million, of which $157 million remains to be spent. These costs include planning and oversight of the Year 2000 Compliance Initiative, as well as certain Information Systems personnel costs involved in implementation and testing. The Company's expenditures associated with Year 2000 efforts as of March 31, 1999 have not been material to the Company's results of operations, liquidity, or financial condition. However, there can be no assurance that the costs associated with remediation efforts or the possible failure of remediation efforts would not have a material adverse effect on the Company's business, results of operations, and financial condition.

Results of Operations

For the three month periods ended March 31, 1999 and 1998, the Company reported net earnings of $22 million and $27 million, respectively.

Net earnings derived from interest spread increased $1.8 million during the first quarter 1999 as compared to the first quarter 1998. The increase in interest spread is primarily due a $1.4 million increase in real estate income. Overall, net investment income and interest credited to policyholders' account balances continue to decline due to the reduction in fixed rate contracts in-force.

Net realized investment gains decreased $9.1 million during the current three month period as compared to the same period during 1998. During the first three months of 1998, the Company realized a $7.1 million gain on the sale of one commercial real estate property. The remaining $2.0 million decrease in net realized investment gains is primarily due to increased credit related losses during the current three month period as compared to the same period 1998.

Policy charge revenue increased $5.9 million (or 12%) during the first quarter 1999 as compared to the same period during 1998. The increase in policy charge revenue is primarily attributable to the increase in contract holders' variable account balances. Average variable account balances increased $1.2 billion (or 13%) during the first quarter 1999 as compared to the same period in 1998. Asset based policy charges increased $4.2 million (or 13%) consistent with the growth in separate account assets. Non-asset based policy charges increased $1.7 million (or 10%).

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense decreased $0.6 million (or 40%) during the current three month period consistent with the decrease in surrender activity.

Reinsurance premium ceded increased $0.3 million (or 7%) to $5.2 million during 1999. The increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force.

The Company's effective federal income tax rate increased to 35% for 1999 from 26% for 1998 principally as a result of year to year differences in certain permanent adjustments.

Segment Information

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE

                                       -----------------------------------------

                                              Joseph E. Crowne
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 14, 1999

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule