Form 10-Q
period 1999-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1999-08-13
CIK 845091

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

PART I   Financial Information

Item 1.  Financial Statements.


MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group,Inc.)

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                       June 30,            December 31,
ASSETS                                                                   1999                  1998
------                                                               -------------          -------------
INVESTMENTS:
    Fixed maturity securities, at estimated fair value
      (amortized cost:  1999 - $2,347,787; 1998 - $2,504,599)        $  2,308,397          $  2,543,097
    Equity securities, at estimated fair value
     (cost:  1999 - $204,978; 1998 - $162,710)                            198,246               158,591
    Trading account securities, at estimated fair value                    18,543                17,280
    Real estate held-for-sale                                              20,072                25,960
    Policy loans on insurance contracts                                 1,142,884             1,139,456
                                                                     -------------         -------------
       Total Investments                                                3,688,142             3,884,384

CASH AND CASH EQUIVALENTS                                                 137,469                95,377
ACCRUED INVESTMENT INCOME                                                  77,835                73,459
DEFERRED POLICY ACQUISITION COSTS                                         434,737               405,640
FEDERAL INCOME TAXES - DEFERRED                                            25,215                 9,403
REINSURANCE RECEIVABLES                                                     4,442                 2,893
AFFILIATED RECEIVABLES - NET                                                4,520                     -
RECEIVABLES FROM SECURITIES SOLD                                           12,366                14,938
OTHER ASSETS                                                               46,430                46,512
SEPARATE ACCOUNTS ASSETS                                               11,527,108            10,571,489
                                                                     -------------         -------------
TOTAL ASSETS                                                         $ 15,958,264          $ 15,104,095
                                                                     =============         =============




See notes to finanical statements.                                (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts)
(Unaudited)

                                                                       June 30,             December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     1999                   1998
------------------------------------                                 -------------          -------------
LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $  3,683,875          $  3,816,744
   Claims and claims settlement expenses                                   75,056                63,925
                                                                     -------------         -------------
          Total policyholder liabilities and accruals                   3,758,931             3,880,669

 OTHER POLICYHOLDER FUNDS                                                  19,838                20,802
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                   13,685                13,864
 FEDERAL INCOME TAXES - CURRENT                                            16,579                15,840
 AFFILIATED PAYABLES - NET                                                      -                   822
 PAYABLE FOR SECURITIES PURCHASED                                             814                10,541
 UNEARNED POLICY CHARGE REVENUE                                            67,004                55,235
 OTHER LIABILITIES                                                         20,914                24,273
 SEPARATE ACCOUNTS LIABILITIES                                         11,515,779            10,559,459
                                                                     -------------         -------------
          Total Liabilities                                            15,413,544            14,581,505
                                                                     -------------         -------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 200,000 shares
    authorized, issued and outstanding                                      2,000                 2,000
 Additional paid-in capital                                               347,324               347,324
 Retained earnings                                                        219,431               173,496
 Accumulated other comprehensive loss                                     (24,035)                 (230)
                                                                     -------------         -------------
          Total Stockholder's Equity                                      544,720               522,590
                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 15,958,264          $ 15,104,095
                                                                     =============         =============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     -----------------------------------
                                                                          1999                  1998
                                                                     -------------          -------------
REVENUES:
 Investment revenue:
  Net investment income                                              $    130,162          $    139,409
  Net realized investment gains                                             5,139                13,300
 Policy charge revenue                                                    109,828               100,661
                                                                     -------------         -------------
   Total Revenues                                                         245,129               253,370

BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      88,851               100,317
 Market value adjustment expense                                            1,692                 2,919
 Policy benefits (net of reinsurance recoveries:  1999 - $7,410
  1998 - $5,059)                                                           16,080                15,438
 Reinsurance premium ceded                                                 10,735                 9,855
 Amortization of deferred policy acquisition costs                         31,233                35,215
 Insurance expenses and taxes                                              25,868                24,810
                                                                     -------------         -------------
   Total Benefits and Expenses                                            174,459               188,554
                                                                     -------------         -------------

   Earnings Before Federal Income Tax Provision                            70,670                64,816

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   27,729                22,984
 Deferred                                                                  (2,994)               (3,761)
                                                                     -------------         -------------
   Total Federal Income Tax Provision                                      24,735                19,223
                                                                     -------------         -------------
NET EARNINGS                                                         $     45,935          $     45,593
                                                                     =============         =============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)


                                                                             Three Months Ended
                                                                                  June 30,
                                                                     -----------------------------------
                                                                         1999                   1998
                                                                     -------------         -------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     62,836          $     68,410
  Net realized investment gains                                             3,782                 2,842
 Policy charge revenue                                                     55,867                52,616
                                                                     -------------         -------------
   Total Revenues                                                         122,485               123,868
                                                                     -------------         -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      44,003                49,998
 Market value adjustment expense                                              857                 1,527
 Policy benefits (net of reinsurance recoveries:  1999 - $4,128
  1998 - $1,318)                                                            8,130                 7,706
 Reinsurance premium ceded                                                  5,538                 4,985
 Amortization of deferred policy acquisition costs                         14,538                18,542
 Insurance expenses and taxes                                              13,337                12,538
                                                                     -------------         -------------
   Total Benefits and Expenses                                             86,403                95,296
                                                                     -------------         -------------

   Earnings Before Federal Income Tax Provision                            36,082                28,572

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   13,579                10,736
 Deferred                                                                    (950)                 (802)
                                                                     -------------         -------------
   Total Federal Income Tax Provision                                      12,629                 9,934
                                                                     -------------         -------------
NET EARNINGS                                                         $     23,453          $     18,638
                                                                     =============         =============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
NET EARNINGS                                                         $    45,935           $    45,593
                                                                     ------------          ------------
OTHER COMPREHENSIVE LOSS:

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period               (74,819)                 (157)
   Reclassification adjustment for gains included in net earnings         (5,337)              (13,208)
                                                                     ------------          ------------
   Net unrealized losses on investment securities                        (80,156)              (13,365)

   Adjustments for:
    Policyholder liabilities                                              24,112                 4,923
    Deferred policy acquisition costs                                     19,421                  (408)
    Deferred federal income taxes                                         12,818                 3,097
                                                                     ------------          ------------
 Total other comprehensive loss                                          (23,805)               (5,753)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $    22,130           $    39,840
                                                                     ============          ============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                   June 30,
                                                                     ----------------------------------
                                                                         1999                  1998
                                                                     ------------          ------------
NET EARNINGS                                                         $    23,453           $    18,638
                                                                     ------------          ------------
OTHER COMPREHENSIVE LOSS:

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period               (40,611)               (3,604)
   Reclassification adjustment for gains included in net earnings         (4,013)               (2,804)
                                                                     ------------          ------------
   Net unrealized losses on investment securities                        (44,624)               (6,408)

   Adjustments for:
    Policyholder liabilities                                              18,304                   775
    Deferred policy acquisition costs                                     14,835                  (491)
    Deferred federal income taxes                                          4,020                 2,144
                                                                     ------------          ------------
 Total other comprehensive loss                                           (7,465)               (3,980)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $    15,988           $    14,658
                                                                     ============          ============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                     Accumulated
                                                                 Additional                             other             Total
                                                Common            paid-in          Retained         comprehensive      Stockholder's
                                                stock             capital          earnings         income (loss)         equity
                                              -----------       -----------       -----------       -------------      -------------
BALANCE, JANUARY 1, 1998                      $    2,000        $  347,324        $   80,735        $     17,995       $    448,054

 Net earnings                                                                         92,761                                 92,761

 Other comprehensive loss, net of tax                                                                    (18,225)           (18,225)
                                              -----------       -----------       -----------       -------------      -------------
BALANCE, DECEMBER 31, 1998                         2,000           347,324           173,496                (230)           522,590

 Net Earnings                                                                         45,935                                 45,935

 Other comprehensive loss, net of tax                                                                    (23,805)           (23,805)
                                              -----------       -----------       -----------       -------------      -------------
BALANCE, JUNE 30, 1999                        $    2,000        $  347,324        $  219,431        $    (24,035)      $    544,720
                                              ===========       ===========       ===========       =============      =============



See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                          ----------------------------------
                                                                              1999                  1998
                                                                          ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                             $    45,935           $    45,593
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                            31,233                35,215
  Capitalization of policy acquisition costs                                  (40,909)              (38,536)
  Amortization (accretion) of investments                                      (1,323)               (4,157)
  Interest credited to policyholders' account balances                         88,851               100,317
  Benefit for deferred Federal income tax                                      (2,994)               (3,761)
(Increase) decrease in operating assets:
  Trading account securities                                                     (556)                 (377)
  Accrued investment income                                                    (4,376)                  430
  Affiliated receivables                                                       (4,520)               (2,062)
  Other                                                                        (1,467)                  492
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                        11,131                12,085
  Other policyholder funds                                                       (964)               (3,736)
  Liability for guaranty fund assessments                                        (179)                 (893)
  Federal income taxes - current                                                  739               (10,702)
  Affiliated payables                                                            (822)                    -
  Unearned policy charge revenue                                               11,769                 7,540
  Other                                                                        (3,359)               (3,556)
 Other operating activities:
  Net realized investment gains                                                (5,139)              (13,300)
  Policy loans on insurance contracts                                          (3,428)               (1,662)
                                                                          ------------          ------------
      Net cash and cash equivalents provided by operating activities          119,622               118,930
                                                                          ------------          ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                      432,272               492,553
  Maturities of available-for-sale securities                                 255,577               269,089
  Purchases of available-for-sale securities                                 (582,380)             (592,830)
  Sales of real estate held-for-sale                                           13,282                10,862
  Recapture of investments in separate accounts                                 6,653                     -
  Investment in separate accounts                                              (5,326)              (12,000)
                                                                          ------------          ------------
      Net cash and cash equivalents provided by investing activities      $   120,078           $   167,674
                                                                          ------------          ------------




See notes to financial statements.                                (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            ---------------------------------
                                                                                1999                 1998
                                                                            -------------        ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits                                                     $   553,542          $   518,798
  Policyholder withdrawals (including transfers to/from separate accounts)     (751,150)            (840,551)
                                                                            ------------         ------------

   Net cash and cash equivalents used by financing activities                  (197,608)            (321,753)
                                                                            ------------         ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             42,092              (35,149)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                               95,377               86,388
                                                                            ------------         ------------
 End of period                                                              $   137,469          $    51,239
                                                                            ============         ============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                      $    26,990           $   33,686
  Intercompany interest                                                             359                  470



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

The interim financial statements for the three and six month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted acounting principles. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report included as an exhibit to Form 10-K for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 1999 and December 31, 1998, was
$361 million and $299 million, respectively. For the six month periods ended June 30, 1999 and 1998, statutory net income was $58 million and $48 million, respectively.

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

The Company has recorded certain adjustments to
deferred policy acquisition costs and policyholders'
account balances in connection with investments
classified as available-for-sale. The Company adjusts
those assets and liabilities as if the unrealized
investment gains or losses from available-for-sale
investments had actually been realized, with
corresponding credits or charges reported in
stockholder's equity as a component of accumulated
other comprehensive loss, net of taxes. The following
reconciles net unrealized investment gains (losses)
on available-for-sale investments:
                                               June 30,         December 31,
                                                 1999               1998
                                              -----------       -----------
Assets:
  Fixed maturity securities                   $  (39,390)        $  38,498
  Equity securities                               (6,732)           (4,119)
  Deferred policy acquisition costs               19,098              (323)
  Federal income taxes - deferred                 12,942               124
  Separate Accounts assets                           375                30
                                              -----------       -----------
                                                 (13,707)           34,210
                                              -----------       -----------
Liabilities:
  Policyholders' account balances                 10,328            34,440
                                              -----------       -----------
Stockholder's equity:
  Accumlated other comprehensive loss         $  (24,035)       $     (230)
                                              ===========       ===========

The following summarizes the net impact of available-for-sale securities, trading account securities and real estate held-for-sale on net realized investment gains:

                                               June 30,           June 30,
                                                 1999               1998
                                              -----------       -----------
Available-for-sale securities:
 Net realized investment gains (losses)       $   (2,963)       $    4,935

Trading account securities:



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

Date: August 13, 1999

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule