Form 10-Q
period 1999-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 1999-11-12
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

BALANCE SHEETS
(Dollars in Thousands) (Unaudited)

                                                                     September 30,         December 31,
ASSETS                                                                   1999                  1998
                                                                     -------------         -------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
  (amortized cost:  1999 - $2,326,647; 1998 - $2,504,599)            $  2,265,731          $  2,543,097
 Equity securities, at estimated fair value
  (cost:  1999 - $206,630; 1998 - $162,710)                               192,732               158,591
 Trading account securities, at estimated fair value                       17,882                17,280
 Real estate held-for-sale                                                 20,072                25,960
 Policy loans on insurance contracts                                    1,149,277             1,139,456
                                                                     -------------         -------------
  Total Investments                                                     3,645,694             3,884,384


CASH AND CASH EQUIVALENTS                                                 181,840                95,377
ACCRUED INVESTMENT INCOME                                                  76,965                73,459
DEFERRED POLICY ACQUISITION COSTS                                         453,079               405,640
FEDERAL INCOME TAXES - DEFERRED                                            32,108                 9,403
REINSURANCE RECEIVABLES                                                     2,976                 2,893
AFFILIATED RECEIVABLES - NET                                                  260                     -
RECEIVABLES FROM SECURITIES SOLD                                            1,789                14,938
OTHER ASSETS                                                               43,559                46,512
SEPARATE ACCOUNTS ASSETS                                               11,247,038            10,571,489
                                                                     -------------         -------------
TOTAL ASSETS                                                         $ 15,685,308          $ 15,104,095
                                                                     =============         =============







See notes to finanical statements.                               (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in Thousands, Except Per Share Amounts) (Unaudited)

                                                                     September 30,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                      1999                 1998
                                                                     -------------         -------------
LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
  Policyholders' account balances                                    $  3,655,426          $  3,816,744
  Claims and claims settlement expenses                                    81,658                63,925
                                                                     -------------         -------------
   Total policyholder liabilities and accruals                          3,737,084             3,880,669

 OTHER POLICYHOLDER FUNDS                                                  18,950                20,802
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                   15,083                13,864
 FEDERAL INCOME TAXES - CURRENT                                            14,311                15,840
 AFFILIATED PAYABLES - NET                                                      -                   822
 PAYABLE FOR SECURITIES PURCHASED                                          21,555                10,541
 UNEARNED POLICY CHARGE REVENUE                                            72,410                55,235
 OTHER LIABILITIES                                                         14,664                24,273
 SEPARATE ACCOUNTS LIABILITIES                                         11,238,326            10,559,459
                                                                     -------------         -------------
   Total Liabilities                                                   15,132,383            14,581,505
                                                                     -------------         -------------
STOCKHOLDER'S EQUITY:
 Common stock, $10 par value - 250,000 shares
    authorized, issued and outstanding                                      2,500                 2,000
 Additional paid-in capital                                               347,324               347,324
 Retained earnings                                                        240,496               173,496
 Accumulated other comprehensive loss                                     (37,395)                 (230)
                                                                     -------------         -------------
   Total Stockholder's Equity                                             552,925               522,590
                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 15,685,308          $ 15,104,095
                                                                     =============         =============


See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                         1999                  1998
                                                                     -------------         -------------
REVENUES:
 Investment revenue:
  Net investment income                                              $    192,173          $    205,466
  Net realized investment gains                                             5,310                10,694
 Policy charge revenue                                                    168,541               152,655
                                                                     -------------         -------------
   Total Revenues                                                         366,024               368,815
                                                                     -------------         -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     131,977               148,885
 Market value adjustment expense                                            2,077                 4,381
 Policy benefits (net of reinsurance recoveries:  1999 - $10,613
  1998 - $7,706)                                                           24,334                23,326
 Reinsurance premium ceded                                                 16,118                14,957
 Amortization of deferred policy acquisition costs                         47,741                54,046
 Insurance expenses and taxes                                              39,931                38,648
                                                                     -------------         -------------
   Total Benefits and Expenses                                            262,178               284,243
                                                                     -------------         -------------

   Earnings Before Federal Income Tax Provision                           103,846                84,572

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   39,039                27,695
 Deferred                                                                  (2,693)               (1,713)
                                                                     -------------         -------------
   Total Federal Income Tax Provision                                      36,346                25,982
                                                                     -------------         -------------
NET EARNINGS                                                         $     67,500          $     58,590
                                                                     =============         =============






See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in Thousands) (Unaudited)

                                                                              Three Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                         1999                  1998
                                                                     -------------         -------------
REVENUES:
 Investment revenue:
  Net investment income                                              $     62,011          $     66,057
  Net realized investment gains (losses)                                      171                (2,606)
 Policy charge revenue                                                     58,713                51,994
                                                                     -------------         -------------
   Total Revenues                                                         120,895               115,445
                                                                     -------------         -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                      43,126                48,568
 Market value adjustment expense                                              385                 1,462
 Policy benefits (net of reinsurance recoveries:  1999 - $3,203
  1998 - $2,647)                                                            8,254                 7,888
 Reinsurance premium ceded                                                  5,383                 5,102
 Amortization of deferred policy acquisition costs                         16,508                18,831
 Insurance expenses and taxes                                              14,063                13,838
                                                                     -------------         -------------
   Total Benefits and Expenses                                             87,719                95,689
                                                                     -------------         -------------

   Earnings Before Federal Income Tax Provision                            33,176                19,756

FEDERAL INCOME TAX PROVISION:
 Current                                                                   11,310                 4,711
 Deferred                                                                     301                 2,048
                                                                     -------------         -------------
   Total Federal Income Tax Provision                                      11,611                 6,759
                                                                     -------------         -------------
NET EARNINGS                                                         $     21,565          $     12,997
                                                                     =============         =============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                     -----------------------------------
                                                                           1999                 1998
                                                                     -------------         -------------
NET EARNINGS                                                         $     67,500          $     58,590

OTHER COMPREHENSIVE LOSS:

 Net unrealized losses on investment securities:
   Net unrealized holding losses arising during the period               (103,706)                 (722)
   Reclassification adjustment for gains included in net earnings          (5,481)              (11,297)
                                                                     -------------         -------------
   Net unrealized losses on investment securities                        (109,187)              (12,019)

   Adjustments for:
              Policyholder liabilities                                     23,049                (2,684)
              Deferred policy acquisition costs                            28,962                (2,109)
              Deferred federal income taxes                                20,011                 5,884
                                                                     -------------         -------------
 Total other comprehensive loss                                           (37,165)              (10,928)
                                                                     -------------         -------------
COMPREHENSIVE INCOME                                                 $     30,335          $     47,662
                                                                     =============         =============





See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                         1999                  1998
                                                                     -------------         -------------
NET EARNINGS                                                         $     21,565          $     12,997

OTHER COMPREHENSIVE LOSS:

 Net unrealized gains (losses) on investment securities:
   Net unrealized holding losses arising during the period                (28,887)                 (565)
   Reclassification adjustment for (gains) losses included in net            (144)                1,911
    earnings                                                         -------------         -------------
   Net unrealized gains (losses) on investment securities                 (29,031)                1,346

   Adjustments for:
              Policyholder liabilities                                     (1,064)               (7,607)
              Deferred policy acquisition costs                             9,542                (1,701)
              Deferred federal income taxes                                 7,193                 2,787
                                                                     -------------         -------------
 Total other comprehensive loss                                           (13,360)               (5,175)
                                                                     -------------         -------------
COMPREHENSIVE INCOME                                                 $      8,205          $      7,822
                                                                     =============         =============




See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in Thousands) (Unaudited)

                                                                                                   Accumulated
                                                               Additional                             other            Total
                                               Common           paid-in          Retained         comprehensive     Stockholder's
                                               stock            capital          earnings         income (loss)        equity
                                            -----------       -----------       -----------       -------------     -------------
BALANCE, JANUARY 1, 1998                    $    2,000        $  347,324        $   80,735        $     17,995      $    448,054


 Net earnings                                                                       92,761                                92,761

 Other comprehensive loss, net of tax                                                                  (18,225)          (18,225)
                                            -----------       -----------       -----------       -------------     -------------
BALANCE, DECEMBER 31, 1998                       2,000           347,324           173,496                (230)          522,590

 Net earnings                                                                       67,500                                67,500

 Stock dividend paid to parent                     500                                (500)                                    -

 Other comprehensive loss, net of tax                                                                  (37,165)          (37,165)
                                            -----------       -----------       -----------       -------------     -------------
BALANCE, SEPTEMBER 30, 1999                 $    2,500        $  347,324        $  240,496        $    (37,395)     $    552,925
                                            ===========       ===========       ===========       =============     =============

See notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in Thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                           1999                 1998
                                                                     -------------         -------------
Cash Flows From Operating Activities:
 Net earnings                                                        $     67,500          $     58,590
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                        47,741                54,046
  Capitalization of policy acquisition costs                              (66,218)              (59,342)
  Amortization (accretion) of investments                                  (1,277)               (5,576)
  Interest credited to policyholders' account balances                    131,977               148,885
  Benefit for deferred Federal income tax                                  (2,693)               (1,713)
 (Increase) decrease in operating assets:
  Trading account securities                                                 (286)                 (240)
  Accrued investment income                                                (3,506)               (1,806)
  Affiliated receivables                                                     (260)                  166
  Other                                                                     2,865                 4,431
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                    17,733                14,627
  Other policyholder funds                                                 (1,852)               (7,672)
  Liability for guaranty fund assessments                                   1,219                (1,017)
  Federal income taxes - current                                           (1,529)              (16,727)
  Affiliated payables                                                        (822)                2,352
  Unearned policy charge revenue                                           17,175                11,547
  Other                                                                    (9,609)                8,997
 Other operating activities:
  Net realized investment gains (excluding gains on cash and
   cash equivalents)                                                       (5,327)              (10,694)
  Policy loans on insurance contracts                                      (9,821)               (9,021)
                                                                     -------------         -------------
    Net cash and cash equivalents provided by operating activities        183,010               189,833
                                                                     -------------         -------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                  509,012               692,002
  Maturities of available-for-sale securities                             306,155               358,204
  Purchases of available-for-sale securities                             (658,442)             (796,682)
  Sales of real estate held-for-sale                                       13,282                10,862
  Recapture of investments in separate accounts                             9,018                     -
  Investment in separate accounts                                          (5,326)              (12,000)
                                                                     -------------         -------------
    Net cash and cash equivalents provided by investing activities   $    173,699          $    252,386
                                                                     -------------         -------------

See notes to financial statements.                           (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in Thousands) (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                     -----------------------------------
                                                                          1999                  1998
                                                                     -------------         -------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits                                              $    873,698          $    812,094
  Policyholder withdrawals (including transfers to/from separate       (1,143,944)           (1,257,651)
  accounts)                                                          -------------         -------------

   Net cash and cash equivalents used by financing activities            (270,246)             (445,557)
                                                                     -------------         -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       86,463                (3,338)

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                         95,377                86,388
                                                                     -------------         -------------
 End of period                                                       $    181,840          $     83,050
                                                                     =============         =============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $     40,569          $     44,422
  Intercompany interest                                                       455                   705




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

The interim financial statements for the three and nine month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted acounting principles. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("1998 10K") for the year ended December 31, 1998. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 1999 and December 31, 1998 was $372 million and $299 million, respectively. For the nine month periods ended September 30, 1999 and 1998, statutory net income was $70 million and $35 million, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are recorded at fair value. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive loss. Unrealized gains and losses on trading account securities are included in net realized investment gains.

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized investment gains or losses had actually been realized, with corresponding credits or charges included in accumulated other comprehensive loss, net of taxes. The following reconciles net unrealized investment gains (losses) on available-for-sale investments:

                                              September 30,     December 31,
                                                  1999              1998
                                              -------------     ------------
 Assets:
  Fixed maturity securities                   $    (60,916)     $    38,498
  Equity securities                                (13,898)          (4,119)
  Cash and cash equivalents                             (5)               -
  Deferred policy acquisition costs                 28,639             (323)
  Federal income taxes - deferred                   20,135              124
  Separate Accounts assets                              41               30
                                              -------------     ------------
                                                   (26,004)          34,210
                                              -------------     ------------
 Liabilities:
  Policyholders' account balances                   11,391           34,440
                                              -------------     ------------
 Stockholder's equity:
  Accumlated other comprehensive loss         $    (37,395)     $      (230)
                                              =============     ============

The following summarizes the net impact of available-for-sale securities, trading account securities and real estate held-for-sale on net realized investment gains:

                                              September 30,     September 30,
                                                  1999              1998
                                              -------------     -------------
 Available-for-sale securities:
  Net realized investment gains (losses)      $     (2,401)     $      4,250

 Trading account securities:
  Net realized investment gains                        790               300
  Net unrealized holding losses                       (473)             (947)

 Real estate held-for-sale:
  Net realized investment gains                      7,394             7,091
                                              -------------     -------------
 Total net realized investment gains          $      5,310      $     10,694
                                              =============     =============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

In June 1999, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 137 defers the effective date of SFAS No. 133 for one year to fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company's financial position or results of operations.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                         Three Months Ended          Nine Months Ended
                           September 30,               September 30,
                        ---------------------     ----------------------
                          1999         1998         1999         1998
                        ---------   ---------     ---------    ---------
Net Revenues (a):

  Life Insurance        $ 33,303    $ 31,431      $ 96,169     $ 93,678
  Annuities               41,516      35,199       128,675      120,455
  Other                    2,950         247         9,203        5,797
                        ---------   ---------     ---------    ---------
  Total Net Revenues    $ 77,769    $ 66,877      $234,047     $219,930
                        =========   =========     =========    =========

Net Earnings:

Life Insurance          $  8,882    $  5,819      $ 25,441     $ 20,744
Annuities                 10,765       7,018        36,077       34,078
Other                      1,918         160         5,982        3,768
                        ---------   ---------     ---------    ---------
Total Net Earnings      $ 21,565    $ 12,997      $ 67,500     $ 58,590
                        =========   =========     =========    =========

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month and nine month periods ended September 30, 1999 and 1998. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1998 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1998 10K.

Business Overview

The Company's gross earnings are principally derived from two sources:

  the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of in-force contracts.

Life insurance premiums and annuity deposits increased $18 million (or 5%) to $340 million and $19 million (or 2%) to $933 million in the third quarter and nine month periods ended September 30, 1999, respectively, as compared to the same periods in 1998. Excluding internal tax-free exchanges, life insurance premiums and annuity deposits increased $27 million and $62 million during the current three and nine month periods, respectively. Variable annuity deposits continue to dominate the Company's overall sales by comprising 86% and 87% of total sales for the three and nine month periods ended September 30, 1999, respectively. Life insurance premiums and annuity deposits by product were as follows:

                                    Premiums Collected                    Change
                                --------------------------      --------------------------
                                Three Months   Nine Months      Three Months   Nine Months
                                    1999          1999           1999-1998      1999-1998
                                ------------   -----------      ------------   -----------
                                       ($ In Millions)                ($ In Millions)

Variable Annuities              $       293    $      810       $         7    $       14

Modified Guaranteed Annuites             13            21                11            12

Variable Life Insurance:
 Estate Planning                         18            53                 3             9
 Single Premium                          15            45                (3)          (16)
                                ------------   -----------      ------------   -----------
                                         33            98                 -            (7)

Other                                     1             4                 -             -
                                ------------   -----------      ------------   -----------
 Total Premiums Recorded                340           933                18            19

Internal tax-free exchanges             (20)          (59)                9            43
                                ------------   -----------      ------------   -----------

 Total Premiums Collected       $       320    $      874       $        27    $       62
                                ============   ===========      ============   ===========

Management attributes the continued strength in variable annuity deposits to the combined effects of:

  an increase in the number of annuity specialists supporting the Company's sales force ongoing enhancements to the Company's variable annuity product a generally favorable economic environment

During 1997, the Company changed its distribution structure. Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997 and culminating during the second quarter 1998, the Company created two specialist positions within each district where it was geographically feasible. One specialized in estate planning life insurance products while the other specialized in annuity and single premium life products. This increase in the number of product specialists has resulted in a greater and more focused coverage of the Company's sales force. In management's view, the Company is beginning to realize the benefits resulting from the implementation of this distribution structure.

The Company has continually expanded the number of investment options to certain of its variable annuity products to include a selection of mutual funds with complementary investment objectives to its existing portfolio. During the past three years, the Company has added new funds from affiliated investment advisors - Merrill Lynch Asset Management, LP, Merrill Lynch Mercury Asset Management, and Hotchkis & Wiley - as well as new funds from three unaffiliated investment advisors.

Management believes that variable annuity sales have been positively impacted by the extended strength of the equity markets, despite increased volatility during the third quarter 1999. However, future variable annuity sales could be negatively impacted due to continued volatility in the equity markets.

During the first nine months of 1999, separate account assets increased $676 million (or 6%) to $11.2 billion, primarily due to strong investment performance during the first half of 1999. The following table compares the changes in separate account assets during the first three quarters of 1999:

                                                                                               Year-
(In Millions)                                            1st Qtr     2nd Qtr     3rd Qtr      to-date
-------------                                            -------     -------     -------      -------
Variable product investment performance                  $  272      $  614      ($ 307)      $  579

Variable product net cash inflow                             24          46          30          100
Seed money investment                                        (4)          4          (3)          (3)
                                                         -------     -------     -------      -------
Total increase (decrease) in separate account assets     $  292      $  664      ($ 280)      $  676
Percentage increase decrease                               2.8%        6.1%       (2.4%)        6.0%

During the first nine months of 1999, the approximately 104 basis point increase in medium term interest rates, combined with increased credit exposure on certain domestic security holdings resulted in a net decline in fair value of the Company's investments of $109.2 million. After adjusting policyholder liabilities, deferred policy acquisition costs and deferred federal income taxes for the impact of portfolio market value losses, other comprehensive losses were $37.2 million during the current nine month period.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 1999, the Company's assets included $2.1 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of September 30, 1999, approximately $88 million (or 3.9%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At September 30, 1999, the Company held $97.1 million in emerging market securities with an approximate unrealized loss of $8.9 million.

During the second quarter 1999, the Company sold one real estate property with a carrying value of $5.9 million for a realized gain of $7.4 million.

On September 29, 1999, the Company issued a $0.5 million stock dividend to its parent.

Year 2000 Compliance

As the Year 2000 approaches, the Company has undertaken initiatives to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative. Refer to the 1998 10K for a full description. The failure of the Company's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the processing of policyholder transactions, the valuation of policyholder liabilities, and the recording and valuation of assets. The Y2K problem could also increase the Company's exposure to risk and legal liability and its need for liquidity.

The renovation and production testing phases of the Company's
Year 2000 efforts, as described in the 1998 10K, were completed as of June 30, 1999.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. The Company will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company continues to develop and review its contingency plans in order to meet three objectives: minimize disruptions of services to the Company and its customers, provide an effective mechanism for resumption of operations in a timely manner, and minimize potential earnings and capital losses. In connection with information technology and non-information technology products and services, contingency plans may include selection of alternate vendors or service providers and changing business practices so that a particular system is not needed. In addition, all technology systems have been fully documented, those individuals responsible for responding to a failure have been identified, and a Year 2000 command center is in the process of being established.

The primary costs associated with the Year 2000 Compliance Initiative are incurred by Merrill Lynch & Co. and are not directly allocated to the various business units. As of September 30, 1999, Merrill Lynch & Co.'s total estimated expenditures of existing and incremental resources for the Year 2000 Compliance Initiative were approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch & Co. is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, risk management and the wind down of the efforts, has not yet been spent. Included in the overall Merrill Lynch & Co. expenditures were estimated total Year 2000 expenditures for Information Systems personnel responsible for the ongoing maintenance and support of the Company's information technology of approximately $2.9 million, of which less than $0.1 million was remaining. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated, or that the possible failure of such efforts will not have a material adverse effect on the Company's business, results of operations, or financial condition.

Results of Operations

For the nine month periods ended September 30, 1999 and 1998, the Company reported net earnings of $68 million and $59 million, respectively. For the three month periods ended September 30, 1999 and 1998, the Company reported net earnings of $22 million and $13 million, respectively.

Net earnings derived from interest spread increased $1.4 million and $3.6 million for the three and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The increase in interest spread is primarily due to a $2.1 million increase in real estate income, the majority of which was earned during the first quarter 1999. Overall, net investment income and interest credited to policyholders' account balances continue to decline due to the reduction in fixed rate contracts in-force.

Net realized investment gains increased $2.8 million and decreased $5.4 million for the three month and nine month periods ended September 30, 1999, respectively, compared to the equivalent periods in 1998. The changes in net realized investment gains are attributable to the levels of credit-related losses incurred during each respective period. During the current three month period, credit-related losses decreased $3.1 million as compared to the same period in 1998. Included in third quarter 1998 activity were increased losses on emerging market securities impacted by the global financial crises, which intensified during that period. During the current nine month period, credit-related losses increased $5.6 million as compared to the same period in 1998. This increase was primarily due to the sale and book value writedown of several domestic securities.

Policy charge revenue increased $6.7 million (or 13%) and $15.9 million (or 10%) during the third quarter and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. The increase in policy charge revenue is attributable to the increase in policyholders' variable account balances. Average variable account balances increased $1.3 billion (or 14%) during the current nine month period as compared to the same period in 1998. Asset based policy charges increased $14.1 million (or 14%), consistent with the growth in average variable account balances. Non-asset based charges increased a moderate $1.8 million (or 3%) during the same time period.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense decreased $1.1 million (or 74%) and $2.3 million (or 53%) during the current three month and nine month periods, respectively, consistent with a decrease in surrender activity resulting from the rising interest rate enviroment during 1999.

Reinsurance premium ceded increased $0.3 million (or 6%) and $1.2 million (or 8%) for the three month and nine month periods ended September 30, 1999, respectively, compared to the same periods in 1998. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance in-force.

Amortization of deferred policy acquisition costs decreased $2.3 million (or 12%) and $6.3 million (or 12%) for the three month and nine month periods ended September 30, 1999, as compared to the same periods in 1998. The three month and nine month period decreases are primarily attributable to increased mortality in certain variable life products as compared to the same periods in 1998. The decreases are partially offset by increased amortization on variable annuity products resulting from higher policy fee income during 1999 as compared to 1998.

The Company's effective federal income tax rate increased to 35% for 1999 from 31% for 1998 principally as a result of year to year differences in certain permanent adjustments.

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

Date: November 12, 1999

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule