Form 10-K405
period 1999-12-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2000-03-30
CIK 845091

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863

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

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                 Common   250,000
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

         The Registrant is currently licensed in 49 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. During 1999, life insurance and annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 16%, Texas, 9%, New Jersey, 8%, and California, 8%, as measured by total contract owner deposits.

        The Registrant's insurance products are sold primarily by licensed agents affiliated with Merrill Lynch Life Agencies ("MLLA"). Career life insurance agents, whose sole responsibility is the sale and servicing of insurance, and Financial Consultants of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), who are also licensed as insurance agents, make all the Registrant's insurance sales. At December 31, 1999, approximately 11,179 agents affiliated with MLLA were authorized to act for the Registrant.

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

         During 1999, the Registrant paid a $29,207,000 ordinary dividend and a $105,793,000 extraordinary dividend to MLIG. The extraordinary dividend was paid pursuant to approval granted by the Arkansas Insurance Commissioner. The Registrant also paid a stock dividend of 500,000 common shares to MLIG during 1999. No other cash or stock dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See
Note 7 to the Registrant's financial statements.

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

         In addition to providing historical information, the Registrant (also referred to as "Merrill Lynch Life") may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond Merrill Lynch Life's control, affect the operations, performance, business strategy, and results of Merrill Lynch Life and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. MERRILL LYNCH LIFE UNDERTAKES NO RESPONSIBILITY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

BUSINESS ENVIRONMENT

Merrill Lynch Life conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring.

The financial services industry continues to be affected by the intensifying competitive environment as demonstrated by the following factors: consolidation through mergers and acquisition, competition from new entrants, and traditional competitors using the internet to establish or expand their businesses. In addition, the passage of the Gramm-Leach-Bliley Act in November 1999 represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by substantially eliminating barriers between banking, securities and insurance industries. This legislation, together with other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

Demographically, the population is aging, which favors life insurance and annuity products. However, current tax legislative proposals, which are in various stages of the political process, may have a material impact on the life insurance industry by reducing the competitiveness of certain products or by reducing or eliminating the tax advantages on certain products.

ECONOMIC ENVIRONMENT

Merrill Lynch Life's financial position and/or results of operations are primarily impacted by the following economic factors:

- fluctuations in medium term interest rates
- fluctuations in credit spreads
- equity market performance

Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 1999, medium term interest rates increased approximately 168 basis points to yield, on average, 6.24% at December 31, 1999.

Merrill Lynch Life defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Financial Bond Index. During 1999, credit spreads contracted approximately 65 basis points from the historically high levels experienced during 1998, and ended the year with a spread of 103 basis points. During 1998, global economic instability contributed to a significant widening of credit spreads.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During 1999, the Dow, NASDAQ and S&P Index increased 25%, 86% and 20%, respectively, with all three indices closing the year at historical highs. The investment performance in the underlying mutual funds supporting Merrill Lynch Life's variable products do not replicate the returns on any specific U.S. equity market index, however investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

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

Merrill Lynch Life's financial management is based on conservative investment and liability management and regular monitoring of its risk profile. Merrill Lynch Life also seeks to provide superior customer service and financial management to promote the competitiveness of its products. Merrill Lynch Life's customer service centers have established standards of performance that are monitored on a regular basis. Managers and employees in the customer service centers are periodically evaluated based on their performance in meeting these standards.

Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuities, modified guaranteed annuities and variable life insurance products. These products are designed to address the retirement and estate planning needs of Merrill Lynch & Co.'s clients. The variable annuity product provides tax-deferred savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The modified guaranteed annuity products provide a guaranteed fixed interest-crediting rate for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period. Merrill Lynch Life offers two primary types of variable life insurance. Both types allow the contract owner to allocate the cash value of the policy to underlying mutual fund portfolios. The first type of variable life insurance product provides life insurance protection with the potential for maximum cash value accumulation in accordance with federal income tax requirements. The second type of variable life insurance product adopts a universal life design and is primarily utilized in clients' estate planning strategies. The following table summarizes Merrill Lynch Life's sales activity for the three years ending December 31, 1999:


                                                       (In Millions)                                          % Change
                                   ----------------------------------------------------   -------------------------------------
                                          1999              1998              1997          1999 - 1998          1998 - 1997
                                   ----------------    --------------    --------------    ----------------    ----------------
Variable Annuities                 $         1,099     $       1,002     $       1,040                10%                 (4%)

Modified Guaranteed Annuities                   35                14                32               150%                (56%)

Variable Life Insurance:

  Cash Value Accumulation                       75                80                74                (6%)                 8%

  Estate Planning                               61                60                45                 2%                 33%
                                   ----------------    --------------    --------------    ----------------    ----------------
                                               136               140               119                (3%)                18%
                                   ----------------    --------------    --------------    ----------------    ----------------

Other                                            7                 9                15               (22%)               (40%)
                                   ----------------    --------------    --------------    ----------------    ----------------
  Total Premiums Collected         $         1,277     $       1,165     $       1,206                10%                 (3%)
                                   ================    ==============    ==============    ================    ================

Merrill Lynch Life's total sales increased 10% during 1999, as compared to a 3% decrease during 1998. Variable annuity products continued to dominate overall sales by comprising 86% of total sales volume for each of the past three years. Total variable life insurance sales declined 3% during 1999 as compared to an 18% increase during 1998. During 1999, modified guaranteed annuity sales increased 150% as compared to a 56% decline during 1998. Sales of this product are reflective of the current interest rate environment and will generally increase and decrease in a direct relationship with the increase and decrease in interest rates. A more detailed analysis of variable product sales follows.

Management attributes the continued strength in variable annuity sales to the combined effects of:

- an increase in the number of annuity specialists supporting Merrill Lynch Life's sales force
-  ongoing enhancements to Merrill Lynch Life's variable annuity product
-  a generally favorable economic environment

During 1997, Merrill Lynch Life changed its distribution structure. Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997 and culminating during the second quarter 1998, Merrill Lynch Life created two specialist positions within each sales district where it was geographically feasible. One specializes in estate planning life insurance products ("Estate Planning Specialist") while the other specializes in annuity products ("Annuity Specialist"). Also, during 1999, responsibility for single premium life products was transferred from the Annuity Specialist to the Estate Planning Specialist. This increase in the number of product specialists has resulted in a greater and more focused coverage of the Merrill Lynch Life's sales force. In management's view, Merrill Lynch Life is beginning to realize the benefits resulting from the implementation of this distribution structure.

Merrill Lynch Life has continually expanded the number of investment options available under certain of its variable annuity products to include a selection of mutual funds with complementary investment objectives to its existing portfolio. During the past three years, Merrill Lynch Life has added new funds from affiliated investment advisors - Merrill Lynch Asset Management, LP, Mercury Asset Management International, Ltd., and Hotchkis & Wiley - as well as new funds from three unaffiliated investment advisors.

Management believes that variable annuity sales have been positively impacted by the extended strength of the equity markets, which have generally increased over the past five years. However, future variable annuity sales could be negatively impacted due to increased volatility or a decline in the equity markets.

Merrill Lynch & Co. offers an optional asset allocation service to Merrill Lynch Life variable annuity contract owners. An investment advisor allocates the participating contract owner's account value among the available underlying mutual fund portfolios based on the contract owner's investment objectives and risk tolerance. Merrill Lynch Life does not receive any financial remuneration from Merrill Lynch & Co. for this service; however, management believes that its availability has had a positive effect on variable annuity sales volume.

As previously stated, one of Merrill Lynch Life's core goals is to provide superior customer service to its clients. As evidence of progression towards this goal Merrill Lynch Life was awarded the 1999, 1998 and 1997 DALBAR Annuity Service Award for its Retirement Plus variable annuity.

Merrill Lynch & Co. offers for sale numerous non-proprietary variable annuity products. Merrill Lynch Life's market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 37%, 41% and 48% for 1999, 1998 and 1997, respectively.

Total variable life insurance sales decreased 3% during 1999 as compared to record sales levels in 1998. However, sales of Merrill Lynch Life's estate planning product increased 2% during 1999. Sales of this product have increased for six consecutive years since its inception during the third quarter 1993.

Sales of Merrill Lynch Life's other variable life insurance product decreased 6% during 1999, but have remained generally consistent over the past three years.

During 1999, policy and contract surrenders increased $77 million (or 9%) to $957 million as compared to 1998 primarily due to an increase in variable annuity surrenders. During 1999, variable annuity surrenders increased $209 million (or 70%) to $510 million. This increase is primarily a result of the significant growth of this block of business over the past three years. Also contributing to the increase in variable annuity surrenders is the impact of the highly competitive retirement planning market. Variable annuity surrenders resulting from exchanges to external entities increased $145 million as compared to 1998. Partially offsetting the increase in variable annuity surrenders was a decrease in modified guaranteed annuity surrenders of $97 million (or 37%) during the same period. The decrease in modified guaranteed annuity surrender activity is primarily attributable to two factors. First, there was a reduction in the number of contracts reaching the end of their interest rate guarantee periods during 1999 as compared to 1998. Second, increases in medium term interest rates during the current year resulted in increased persistency. The market value adjustment provision on these contracts has an inverse relationship to changes in interest rates.

FINANCIAL CONDITION

At December 31, 1999, Merrill Lynch Life's assets were $17.1 billion, or $2.0 billion higher than the $15.1 billion in assets at December 31, 1998. The increase in assets is attributable to the growth in separate accounts assets, which increased $2.3 billion (or 22%) to $12.9 billion. Merrill Lynch Life's separate accounts assets benefited from strong investment performance associated with the generally rising equity markets. During 1999, separate accounts assets increased $2.2 billion due to price appreciation in the underlying mutual funds supporting variable products. Also, net cash inflow to the variable products contributed $121 million to the growth in separate accounts assets.

Assets excluding separate accounts assets ("general account assets") decreased $275 million primarily due to three factors. First, Merrill Lynch Life paid a $135 million dividend to its parent. Second, the rising interest rate environment during 1999 contributed to a $152 million decrease in market values on investment securities. After adjustments to deferred policy acquisition costs and deferred federal income taxes, total general account assets decreased $82 million as a result of the rising interest rate environment. Third, Merrill Lynch Life experienced a reduction in the number of fixed rate contracts inforce.

During 1999, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits by $32 million. The components of contract owner transactions are as follows:

(In Millions)                                           1999
                                                   ---------------
Premiums collected                                  $       1,277
Internal tax-free exchanges                                   (81)
                                                   ---------------
     Net contract owner deposits                            1,196

Contract owner withdrawals                                  1,569
Net transfers to/from separate accounts                      (341)
                                                   ---------------
     Net contract owner withdrawals                         1,228
                                                   ---------------

Net contract owner activity                         $         (32)
                                                   ===============

Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life's investment in non-investment grade fixed maturity securities and real estate are below the industry average. The following schedule identifies Merrill Lynch Life's general account invested assets by type:

Investment Grade Fixed Maturity Securities (Rated A or higher)..........................            35%
Policy Loans............................................................................            33%
Investment Grade Fixed Maturity Securities (Rated BBB)..................................            24%
Equity Securities.......................................................................             5%
Non-Investment Grade Fixed Maturity Securities..........................................             2%
Real Estate.............................................................................             1%
                                                                                               -----------
                                                                                                   100%
                                                                                               ===========


Merrill Lynch Life's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $120 million as of December 31, 1999. At December 31, 1999, approximately 76% of Merrill Lynch Life's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. At December 31, 1999, Merrill Lynch Life held approximately $12 million of CMO and MBS securities that had relatively higher projected cash flow volatility in changing interest rate environments as compared to Merrill Lynch Life's CMO and MBS investment portfolio taken as a whole. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from similarly rated corporate securities.

Merrill Lynch Life has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Eastern Europe, Latin America and Mexico. At December 31, 1999, Merrill Lynch Life held $102 million in emerging market securities with an approximate unrealized loss of $7 million.

During 1999, Merrill Lynch Life sold one real estate property with a carrying value of $5.9 million for a realized gain of $7.4 million.

As of December 31, 1999, Merrill Lynch Life had 44,186 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 5.06% during 1999. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 6.85% during 1999. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 11% as compared to 1998.

Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 1999 and 1998, Merrill Lynch Life had accrued an estimated liability for future guaranty fund assessments of $14.9 million and $13.9 million, respectively. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

LIQUIDITY AND CAPITAL RESOURCES

Merrill Lynch Life's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 1999, Merrill Lynch Life's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1999 and 1998, based on the RBC formula, Merrill Lynch Life's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

Merrill Lynch Life has received claims paying ability ratings from the major insurance rating agencies as follows: A.M. Best - "A+" and Standard and Poors - "AA-".

Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks Merrill Lynch Life assumes, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid cash dividends to MLIG of $135 million during 1999 and 1997. Merrill Lynch Life also paid a $0.5 million stock dividend during 1999. No cash or stock dividends were paid during 1998.

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

YEAR 2000 COMPLIANCE INITIATIVE

In 1999 Merrill Lynch Life completed its efforts to address the Year 2000 problem (the "Y2K problem") in conjunction with the Merrill Lynch & Co. Year 2000 Compliance Initiative (the "Y2K Initiative"). The Y2K problem was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may have caused serious failures in information technology systems and other systems.

In 1995 Merrill Lynch & Co. established the Y2K Initiative to address the internal and external risks associated with the Y2K problem. The Y2K Initiative consisted of six phases, completed by the millennium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch Life attributable to the Y2K problem. Similarly we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch Life or in Merrill Lynch Life's capacity to transact business with others. Merrill Lynch Life continues to monitor the performance of its systems for any possible future failures or disruptions attributable to the Y2K problem. In light of the dependency of the parties in or serving the financial markets, the failure or disruption of systems or services of exchanges, clearing organizations, vendors, service providers, counterparties, regulators or others could have a material adverse effect on Merrill Lynch Life's business, results of operations, and financial condition.

The primary costs associated with the Y2K Initiative were incurred by Merrill Lynch & Co. and were not directly allocated to the various business units. Merrill Lynch & Co.'s total expenditures for the entire Y2K Initiative were approximately $512 million, including approximately $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch & Co. is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management and the wind down of the efforts, has not yet been spent. Included in the overall Merrill Lynch & Co. expenditures were estimated total Year 2000 expenditures for Information Systems personnel responsible for the ongoing maintenance and support of the Company's information technology of approximately $3.0 million.

RESULTS OF OPERATIONS

Merrill Lynch Life's gross earnings are principally derived from two sources:

- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and

- the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which Merrill Lynch Life anticipates holding those funds. In addition, Merrill Lynch Life incurs expenses associated with the maintenance of inforce contracts.

1999 compared to 1998

Merrill Lynch Life recorded net earnings of $96 million and $93 million for 1999 and 1998, respectively.

Net earnings derived from interest spread increased $1.6 million during 1999 as compared to 1998. The increase in interest spread is primarily due to a $1.5 million increase in real estate income. Overall, net investment income and interest credited to policyholders' account balances continue to decline due to the reduction in fixed rate contracts inforce.

Merrill Lynch Life experienced net realized investment gains of $8.9 million and $12.5 million during 1999 and 1998, respectively. The following table provides net realized investment gains (losses) by type:


                        Realized Gain (Loss)              1999                 1998                Difference
           --------------------------------------   ------------------    ------------------    ----------------
           Interest related gains                   $           7.8       $         17.9         $      (10.1)    (1)
           Credit related losses                              (11.6)               (15.1)                 3.5     (2)
           Trading account                                      4.8                  1.4                  3.4     (3)
           Real estate                                          7.4                  8.3                 (0.9)    (4)
           Investment in Separate Accounts                      0.5                    -                  0.5     (5)
                                                    ------------------    ------------------    ----------------
                                                    $           8.9       $         12.5         $       (3.6)
                                                    ==================    ==================    ================

           (1) The decrease in interest related gains is primarily attributable to reduced sales of investments supporting modified guaranteed annuity products. This reduction in investment sales is attributable to lower surrender activity during 1999 as compared to 1998.

           (2) Prior year credit related losses were impacted by Merrill Lynch Life's increased exposure in emerging market securities.

           (3) Merrill Lynch Life's trading account, which is compromised of convertible debt and equity securities, was positively impacted by favorable equity market performance, particularly during December 1999.

           (4) Merrill Lynch Life sold one property during 1999 as compared to three properties during 1998.

           (5)    Positively impacted by favorable equity market performance.

The market value adjustment expense is attributable to Merrill Lynch Life's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 1999, the market value adjustment expense decreased $3.1 million (or 57%) as compared to 1998 consistent with the decrease in surrender activity resulting from the higher interest rate environment in 1999.

Policy charge revenue increased $35.4 million (or 18%) during 1999 as compared to 1998. The increase in policy charge revenue is primarily attributable to the increase in contract owners' variable account balances. During 1999, average variable account balances increased $1.5 billion (or 15%) as compared to 1998. During the same time period, asset based policy charges increased $22.2 million (or 17%) consistent with the growth in average variable account balances. Non-asset based policy charges increased $13.2 million (or 20%) during 1999 as compared to 1998. Approximately $5.5 million of the increase is attributable to the retrospective adjustment of Merrill Lynch Life's unearned revenue liability during 1998. Excluding this adjustment, non-asset based policy charges increased 11% as compared to 1998 primarily due to an increase in cost of insurance charges.

Reinsurance premium ceded increased $1.7 million (or 9%) to $21.7 million during 1999. This increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs increased $20.8 million during 1999 as compared to 1998. The retrospective adjustment of deferred policy acquisition costs that occurred during 1998 resulted in a $26.4 million increase in amortization of deferred policy acquisition costs. Excluding this adjustment, amortization of deferred policy acquisition costs decreased $5.6 million as compared to 1998. This decrease is primarily due to the reduction in interest related realized gains during 1999 as compared to 1998.

Merrill Lynch Life's effective federal income tax rate increased to 33% for 1999 from 30% for 1998 primarily due to a reduction of certain permanent differences recorded during 1999 as compared to 1998.

1998 compared to 1997

Merrill Lynch Life recorded net earnings of $93 million and $81 million for 1998 and 1997, respectively.

Net earnings derived from interest spread decreased $22.8 million during 1998 as compared to 1997. During 1997, Merrill Lynch Life determined that certain contract owner reserves exceeded amounts required resulting in reductions to those reserves. Excluding these reductions, interest spread decreased $13.0 million during 1998 as compared to 1997. The reduction in interest spread is primarily a result of Merrill Lynch Life's $135 million dividend payment to its stockholder during the fourth quarter 1997 and the declining number of fixed rate contracts inforce.

Merrill Lynch Life experienced net realized investment gains of $12.5 million and $13.3 million during 1998 and 1997, respectively. During 1998, Merrill Lynch Life recorded $8.3 million in realized gains due to the sale of three real estate properties. Conversely, during 1997, Merrill Lynch Life incurred $4.3 million in realized losses, including valuation adjustments, on real estate investment sales. Realized investment gains on real estate were offset by increased credit-related losses, during 1998, primarily from the sale of emerging market securities. Realized losses from the sale of emerging market securities increased $6.1 million during 1998 as compared to 1997. Additionally, during 1997, Merrill Lynch Life realized a $6.3 million gain on the repayment of its remaining mortgage loan investments and a $1.0 million gain on the redemption of its investment in the separate accounts.

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

Policy charge revenue increased $18.7 million (or 10%) during 1998 as compared to 1997. The increase in policy charge revenue is primarily attributable to the increase in contract owners' variable account balances. During 1998, average variable account balances increased $1.3 billion (or 16%) as compared to 1997. During the same time period, asset based policy charges increased $19.5 million (or 17%) consistent with the growth in the separate account assets. Non-asset based charges decreased $0.8 million (or 1%) during 1998 as compared to 1997.

Policy benefits increased $4.9 million during the current year to $31.9 million. This increase was primarily attributable to increased mortality for variable life insurance products, as well as normal reserve increases for the mortality component of Merrill Lynch Life's variable annuity product.

Reinsurance premium ceded increased $2.1 million to $20.0 million during 1998. This increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs decreased $27.3 million during 1998 as compared to 1997. Approximately $26.4 million of the decrease is attributable to the retrospective adjustment of deferred policy acquisition costs as a result of revising estimated future gross profits assumptions for certain life insurance and annuity products.

Insurance expenses and taxes increased $2.6 million during 1998 as compared to 1997. This is primarily attributable to an increase in non-capitalizable asset-based commissions paid on inforce life and annuity contracts.

Merrill Lynch Life's effective federal income tax rate decreased to 30% for 1998 from 33% for 1997 primarily due to adjustments for foreign tax credits recorded during 1998.

Segment Information

Merrill Lynch Life's operating results are categorized into two business segments: Life Insurance and Annuities. Merrill Lynch Life's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. Merrill Lynch Life's Annuity segment consists of variable annuities and interest-sensitive annuities. Other earnings represent earnings on assets that do not support contract owner liabilities. Net earnings by segment were as follows:


               Segment             1999                 1998                   1997
               -------             ----                 ----                   ----
Life Insurance                     $36                  $35                    $26
Annuities                           49                   52                     45
Other                               11                    6                     10

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life's consolidated financial condition and results of operations presented herein.

Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 1999.

Inflation

Merrill Lynch Life's operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in certain underlying risk factors. Merrill Lynch Life is primarily subject to market risk resulting from fluctuations in interest rates and credit spreads.

A number of assumptions must be made to obtain the expected fair value changes illustrated below. There is no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The volatility experienced during recent years demonstrates the limitations of these models.

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

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life's model:

                                                 Change in Fair Value
                                                    (In Millions)
                                           ---------------------------------
Change in Interest Rates                       1999               1998
------------------------                   -------------      --------------
+ 100 basis points                         ($24.3)            ($24.0)
+ 50 basis points                          ($11.9)            ($12.3)
- 50 basis points                           $11.3              $13.5
- 100 basis points                          $21.8              $29.0

Merrill Lynch Life's model is based on existing business inforce as of year-end 1999 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. For interest sensitive annuity products, excluding modified guaranteed annuities, the guaranteed minimum rates range from 3% to 5%, with the greatest concentration at 4%. Modified guaranteed annuity products do not have minimum rate guarantees.

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

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life's model:

                                                    Change in Fair Value
                                                       (In Millions)
                                              ---------------------------------
Change in Credit Spreads                          1999               1998
-----------------------------                 --------------     --------------
+ 50 basis points                              ($38.5)            ($40.3)
+ 10 basis points                               ($8.2)             ($8.1)
- 10 basis points                                $7.4               $8.3
- 50 basis points                               $38.6              $41.5

Merrill Lynch Life's model is based on existing business inforce as of year-end 1999 without considering the impact of new life insurance and annuity sales on assets. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate Merrill Lynch Life's exposure to credit spread risk. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Financial Statements and Exhibits.

             (1) The following financial statements of the Registrant are filed as part of this report:

             a.     Independent Auditors' Report dated February 28, 2000.

             b.     Balance Sheets at December 31, 1999 and 1998.

             c. Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997.

             d. Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997.

             e. Statements of Stockholder's Equity for the Years Ended December 31, 1999, 1998 and 1997.

             f. Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997.

             g. Notes to Financial Statements for the Years Ended December 31, 1999, 1998 and 1997.

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

             4.2c Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant's registration statement on Form S-3, File No. 333-33863.)

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

             4.10c Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

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

             4.13b  Qualified Plan Endorsement. (Incorporated by reference to
                    Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant's registration statement on Form S-3, File No. 333-33863.)

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

             4.15a Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant's registration statement on Form S-3, File No. 333-33863.)

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

             27.1   Financial Data Schedule is filed herewith.

             (b)    Reports on Form 8-K.

                    No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 1999.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ........................................................................

Balance Sheets at December 31, 1999 and 1998 ........................................................

Statements of Earnings for the Years Ended December 31, 1999, 1998 and 1997..........................

Statements of Comprehensive Income for the Years Ended December 31, 1999, 1998 and 1997..............

Statements of Stockholder's Equity for the Years Ended December 31, 1999, 1998 and 1997 .............

Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997........................

Notes to Financial Statements for the Years Ended December 31, 1999, 1998 and 1997 ..................

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 1999 and 1998, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.





February 28, 2000

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
(Dollars in thousands, except common stock par value and shares)

ASSETS                                                                   1999                  1998
------                                                               ------------          ------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 1999 - $2,228,921; 1998 - $2,504,599)            $ 2,138,335           $ 2,543,097
 Equity securities, at estimated fair value
   (cost: 1999 - $214,153; 1998 - $162,710)                              186,575               158,591
 Trading account securities, at estimated fair value                      22,212                17,280
 Real estate held-for-sale                                                20,072                25,960
 Policy loans on insurance contracts                                   1,159,163             1,139,456
                                                                     ------------           -----------
   Total Investments                                                   3,526,357             3,884,384


CASH AND CASH EQUIVALENTS                                                 92,181                95,377
ACCRUED INVESTMENT INCOME                                                 73,167                73,459
DEFERRED POLICY ACQUISITION COSTS                                        475,915               405,640
FEDERAL INCOME TAXES - DEFERRED                                           37,383                 9,403
REINSURANCE RECEIVABLES                                                    4,194                 2,893
AFFILIATED RECEIVABLES - NET                                                 287                     -
RECEIVABLES FROM SECURITIES SOLD                                             566                14,938
OTHER ASSETS                                                              47,437                46,512
SEPARATE ACCOUNTS ASSETS                                              12,860,562            10,571,489
                                                                     ------------          ------------
TOTAL ASSETS                                                         $17,118,049           $15,104,095
                                                                     ============          ============





See accompanying notes to financial statements.



LIABILITIES AND STOCKHOLDER'S EQUITY                                     1999                  1998
------------------------------------                                 ------------          ------------
LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $ 3,587,867           $ 3,816,744
   Claims and claims settlement expenses                                  85,696                63,925
                                                                     ------------          ------------
    Total policyholder liabilities and accruals                        3,673,563             3,880,669

OTHER POLICYHOLDER FUNDS                                                  25,095                20,802
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                   14,889                13,864
FEDERAL INCOME TAXES - CURRENT                                            12,806                15,840
AFFILIATED PAYABLES - NET                                                      -                   822
PAYABLES FOR SECURITIES PURCHASED                                            339                10,541
UNEARNED POLICY CHARGE REVENUE                                            77,663                55,235
OTHER LIABILITIES                                                         25,868                24,273
SEPARATE ACCOUNTS LIABILITIES                                         12,853,960            10,559,459
                                                                     ------------          ------------
    Total Liabilities                                                 16,684,183            14,581,505
                                                                     ------------          ------------
STOCKHOLDER'S EQUITY:
 Common stock ($10 par value; authorized: 1,000,000 shares;
   issued and outstanding: 1999 - 250,000 shares,
   1998 - 200,000 shares)                                                  2,500                 2,000
 Additional paid-in capital                                              347,324               347,324
 Retained earnings                                                       134,127               173,496
 Accumulated other comprehensive loss                                    (50,085)                 (230)
                                                                     ------------          ------------
    Total Stockholder's Equity                                           433,866               522,590
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $17,118,049           $15,104,095
                                                                     ============          ============

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands)

                                                                         1999                  1998                  1997
                                                                     ------------          ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $   253,835          $    272,038           $   308,702
  Net realized investment gains                                            8,875                12,460                13,289
 Policy charge revenue                                                   233,029               197,662               178,933
                                                                     ------------         -------------          ------------
     Total Revenues                                                      495,739               482,160               500,924
                                                                     ------------         -------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                    175,839               195,676               209,542
 Market value adjustment expense                                           2,400                 5,528                 4,079
 Policy benefits (net of reinsurance recoveries: 1999 - $14,175;
  1998 - $9,761; 1997 - $10,439)                                          32,983                31,891                27,029
 Reinsurance premium ceded                                                21,691                19,972                17,879
 Amortization of deferred policy acquisition costs                        65,607                44,835                72,111
 Insurance expenses and taxes                                             53,377                51,735                49,105
                                                                     ------------          ------------          ------------
     Total Benefits and Expenses                                         351,897               349,637               379,745
                                                                     ------------          ------------          ------------

     Earnings Before Federal Income Tax Provision                        143,842               132,523               121,179

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  48,846                40,535                52,705
 Deferred                                                                 (1,135)                 (773)              (12,261)
                                                                     ------------          ------------          ------------
     Total Federal Income Tax Provision                                   47,711                39,762                40,444
                                                                     ------------          ------------          ------------
NET EARNINGS                                                         $    96,131           $    92,761           $    80,735
                                                                     ============          ============          ============




See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands)

                                                                         1999                  1998                  1997
                                                                     ------------          ------------          ------------
NET EARNINGS                                                         $    96,131           $    92,761           $    80,735
                                                                     ------------          ------------          ------------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period      (143,202)              (31,718)               22,347
   Reclassification adjustment for gains included in net earnings         (8,347)              (15,932)              (12,390)
                                                                     ------------          ------------          ------------
    Net unrealized gains (losses) on investment securities              (151,549)              (47,650)                9,957

   Adjustments for:
     Policyholder liabilities                                             31,959                14,483                10,094
     Deferred policy acquisition costs                                    42,890                 5,129                  (822)
     Deferred federal income taxes                                        26,845                 9,813                (6,730)
                                                                     ------------          ------------          ------------
 Total other comprehensive income (loss), net of tax                     (49,855)              (18,225)               12,499
                                                                     ------------          ------------          ------------
COMPREHENSIVE INCOME                                                 $    46,276           $    74,536           $    93,234
                                                                     ============          ============          ============



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands, except common stock par value and shares)

                                                                                                   Accumulated
                                                               Additional                             other            Total
                                              Common            paid-in          Retained         comprehensive    stockholder's
                                              stock             capital          earnings         income (loss)       equity
                                            -----------       -----------       -----------       -------------    -------------
BALANCE, JANUARY 1, 1997                    $    2,000        $  402,937        $   79,387        $      5,496     $    489,820

 Dividend to Parent                                              (55,613)          (79,387)                            (135,000)
 Net earnings                                                                       80,735                               80,735
 Other comprehensive income, net of tax                                                                 12,499           12,499
                                            -----------       -----------       -----------       -------------    -------------
BALANCE, DECEMBER 31, 1997                       2,000           347,624            80,735              17,995          448,054

 Net earnings                                                                       92,761                               92,761
 Other comprehensive loss, net of tax                                                                  (18,225)         (18,225)
                                            -----------       -----------       -----------       -------------    -------------
BALANCE, DECEMBER 31, 1998                       2,000           347,324           173,496                (230)         522,590

 Stock dividend paid to parent
   ($10 par value, 500 shares)                     500                                (500)                                   -
 Cash dividend paid to parent                                                     (135,000)                            (135,000)
 Net earnings                                                                       96,131                               96,131
 Other comprehensive loss, net of tax                                                                  (49,855)         (49,855)
                                            -----------       -----------       -----------       -------------    -------------
BALANCE, DECEMBER 31, 1999                  $    2,500        $  347,324        $  134,127        $    (50,085)    $    433,866
                                            ===========       ===========       ===========       =============    =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Dollars in thousands)

                                                                         1999                  1998                  1997
                                                                     ------------          ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $    96,131           $    92,761           $    80,735
 Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                      65,607                44,835                72,111
   Capitalization of policy acquisition costs                            (92,992)              (80,241)              (71,577)
   Amortization (accretion) of investments                                (1,649)               (5,350)               (4,672)
   Interest credited to policyholders' account balances                  175,839               195,676               209,542
   Benefit for deferred Federal income tax                                (1,135)                 (773)              (12,261)
 (Increase) decrease in operating assets:
   Trading account securities                                               (154)                 (287)              (14,928)
   Accrued investment income                                                 292                 4,765                 7,962
   Affiliated receivables                                                   (287)                  166                  (166)
   Other                                                                  (2,230)                1,565                (5,470)
 Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                                  21,771                13,351                10,908
   Other policyholder funds                                                4,293                (6,358)                7,740
   Liability for guaranty fund assessments                                 1,025                (1,510)               (3,399)
   Federal income taxes - current                                         (3,034)               (8,598)                3,470
   Affiliated payables                                                      (822)                  822                (6,164)
   Unearned policy charge revenue                                         22,428                23,133                11,269
   Other                                                                   1,595                 1,941                 5,922
 Other operating activities:
   Net realized investment gains (excluding gains on cash and
    cash equivalents)                                                     (8,892)              (12,460)              (13,289)
                                                                     ------------          ------------          ------------
    Net cash and cash equivalents provided by operating activities       277,786               263,438               277,733
                                                                     ------------          ------------          ------------
Cash Flow From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                 595,836               893,619               846,041
  Maturities of available-for-sale securities                            378,914               451,759               595,745
  Purchases of available-for-sale securities                            (748,436)           (1,028,086)           (1,156,222)
  Mortgage loans principal payments received                                   -                     -                68,864
  Purchases of mortgage loans                                                  -                     -                (5,375)
  Sales of real estate held-for-sale                                      13,282                14,135                 6,060
  Policy loans on insurance contracts                                    (19,707)              (21,317)              (26,068)
  Recapture of investment in separate accounts                            12,267                     -                11,026
  Investment in separate accounts                                         (5,381)              (12,000)                  (21)
                                                                     ------------          ------------          ------------
    Net cash and cash equivalents provided by investing activities       226,775               298,110               340,050
                                                                     ------------          ------------          ------------

See accompanying notes to financial statements.               (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(Continued) (Dollars in thousands)

                                                                          1999                 1998                 1997
                                                                     ------------          ------------          ------------
Cash Flows from Financing Activities:
 Proceeds from (payments for):
  Dividends paid to parent                                           $  (135,000)          $         -           $  (135,000)
  Policyholder deposits                                                1,196,120             1,042,509             1,101,934
  Policyholder withdrawals (including transfers to/from separate      (1,568,877)           (1,595,068)           (1,593,320)
   accounts)                                                         ------------          ------------          ------------

Net cash and cash equivalents used by financing activities:             (507,757)             (552,559)             (626,386)
                                                                     ------------          ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (3,196)                8,989                (8,603)

CASH AND CASH EQUIVALENTS
 Beginning of year                                                        95,377                86,388                94,991
                                                                     ------------          ------------          ------------
 End of year                                                         $    92,181           $    95,377           $    86,388
                                                                     ============          ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid to affiliates for:
   Federal income taxes                                              $    51,880           $    49,133           $    49,235
   Interest                                                                  688                   860                   842


See accompanying notes to financial statements.

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

  The Company sells non-participating life insurance and annuity products including variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. The Company is currently licensed to sell insurance in forty-nine states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

  Basis of Reporting: The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

  For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

  To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

  Revenue Recognition: Revenues for the Company's interest-sensitive life, interest-sensitive annuity, variable life and variable annuity products consist of policy charges for mortality risks and the cost of insurance, deferred sales charges, policy administration charges and/or withdrawal charges assessed against policyholders' account balances during the period.

  Investments: The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

  For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of specific identification. Investment transactions are recorded on the trade date.

  Certain fixed maturity securities are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's (or similar rating agency) BBB- or higher.

  All outstanding mortgage loans were repaid during 1997. The Company recognized income from mortgage loans based on the cash payment interest rate of the loan, which may have been different from the accrual interest rate of the loan for certain mortgage loans. The Company recognized a realized gain at the date of the satisfaction of the loan at contractual terms for loans where there was a difference between the cash payment interest rate and the accrual interest rate. For all loans the Company stopped accruing income when an interest payment default either occurred or was probable. Impairments of mortgage loans were established as valuation allowances and recorded as a net realized investment loss.

  Real estate held-for-sale is stated at estimated fair value less estimated selling costs.

  Policy loans on insurance contracts are stated at unpaid principal balances.

  Investments in limited partnerships are carried at cost.

  Deferred Policy Acquisition Costs: Policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of deferred policy acquisition costs.

  Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing in-force policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

  During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provides for payment of contingent ceding commissions based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions are capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                               1999           1998           1997
                            ----------     ----------     ----------
 Beginning balance          $ 101,793      $ 102,252      $ 112,249
 Capitalized amounts           11,759          6,085          5,077
 Interest accrued               7,634          7,669          9,653
 Amortization                 (19,112)       (14,213)       (24,727)
                            ----------     ----------     ----------
 Ending balance             $ 102,074      $ 101,793      $ 102,252
                            ==========     ==========     ==========

  The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                    2000   $6,110
                    2001   $5,670
                    2002   $5,400
                    2003   $5,386
                    2004   $5,619

  Separate Accounts: Separate Accounts are established in conformity with Arkansas State Insurance law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. At December 31, 1999 and 1998, the Company's Separate Accounts assets exceeded Separate Accounts liabilities by $6,602 and $12,030, respectively. This excess represents the Company's temporary investment in certain Separate Accounts investment divisions that were made to facilitate the establishment of those investment divisions.

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

  Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

  Interest-sensitive life products             4.00% - 4.85%
  Interest-sensitive deferred annuities        3.60% - 8.61%
  Immediate annuities                          3.00% - 10.00%

  These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

  Claims and Claims Settlement Expenses: Liabilities for claims and claims settlement expenses equal the death benefit for claims that have been reported to the Company and an estimate based upon prior experience for unreported claims. Additionally, the Company has established a mortality benefit accrual for its variable annuity products.

  Income Taxes: The results of operations of the Company are included in the consolidated Federal income tax return of Merrill Lynch & Co. The Company has entered into a tax-sharing agreement with Merrill Lynch & Co. whereby the Company will calculate its current tax provision based on its operations. Under the agreement, the Company periodically remits to Merrill Lynch & Co. its current Federal income tax liability.

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

  Accounting Pronouncements: In June 1999, the Financial Accounting Standards Board deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will adopt the provisions of SFAS No. 133 on January 1, 2001. The adoption of the standard is not expected to have a material impact on the Company's financial position or results of operations.


NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

 Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                   1999            1998
                                               ------------    ------------
  Assets:
   Fixed maturity securities (1)               $ 2,138,335     $ 2,543,097
   Equity securities (1), (2)                      186,575         158,591
   Trading account securities (1)                   22,212          17,280
   Policy loans on insurance contracts (3)       1,159,163       1,139,456
   Cash and cash equivalents (4)                    92,181          95,377
   Separate Accounts assets (5)                 12,860,562      10,571,489
                                               ------------    ------------
  Total financial instruments                  $16,459,028     $14,525,290
                                               ============    ============

 (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 1999 and 1998, securities without a readily ascertainable market value, having an amortized cost of $440,947 and $376,993, had an estimated fair value of $417,710 and $375,470, respectively.

 (2) The Company has investments in two limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value as equal to cost based on the review of the underlying investments of the partnerships. At December 31, 1999 and 1998, the Company's limited partnership investments were $10,427 and $11,569, respectively.

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

 (5) Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3.   INVESTMENTS

 The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

                                                                        1999
                                              ---------------------------------------------------------
                                                  Cost/         Gross          Gross        Estimated
                                                Amortized     Unrealized     Unrealized       Fair
                                                  Cost          Gains          Losses         Value
                                              ------------   ------------   ------------   ------------
  Fixed maturity securities:
   Corporate debt securities                  $ 1,912,965    $     8,778    $    85,108    $ 1,836,635
   Mortgage-backed securities                     119,195          1,760          1,036        119,919
   U.S. Government and agencies                   149,835            408         12,306        137,937
   Foreign governments                             25,290             61          2,969         22,382
   Municipals                                      21,636            152            326         21,462
                                              ------------   ------------   ------------   ------------
      Total fixed maturity securities         $ 2,228,921    $    11,159    $   101,745    $ 2,138,335
                                              ============   ============   ============   ============

  Equity securities:
   Non-redeemable preferred stocks            $   203,726    $        43    $    27,621    $   176,148
   Limited partnerships                            10,427              -              -         10,427
                                              ------------   ------------   ------------   ------------
      Total equity securities                 $   214,153    $        43    $    27,621    $   186,575
                                              ============   ============   ============   ============


                                                                        1998
                                              ---------------------------------------------------------
                                                 Cost/          Gross          Gross        Estimated
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
                                              ============   ============   ============   ============

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999 by contractual maturity were:

                                                             Estimated
                                               Amortized       Fair
                                                 Cost          Value
  Fixed maturity securities:                  -----------   -----------
   Due in one year or less                    $  250,435    $  250,396
   Due after one year through five years         935,856       912,037
   Due after five years through ten years        563,026       524,231
   Due after ten years                           360,409       331,752
                                              -----------   -----------
                                               2,109,726     2,018,416
   Mortgage-backed securities                    119,195       119,919
                                              -----------   -----------
    Total fixed maturity securities           $2,228,921    $2,138,335
                                              ===========   ===========

 Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

 The amortized cost and estimated fair value of fixed maturity securities at December 31, 1999 by rating agency equivalent were:

                                                         Estimated
                                           Amortized       Fair
                                             Cost          Value
                                          -----------   -----------
  AAA                                     $  396,644    $  380,538
  AA                                         196,792       188,710
  A                                          670,531       645,929
  BBB                                        884,446       847,858
  Non-investment grade                        80,508        75,300
                                          -----------   -----------
    Total fixed maturity securities       $2,228,921    $2,138,335
                                          ===========   ===========

 The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss at December 31 were as follows:

                                                  1999          1998
                                              ------------   -----------
  Assets:
   Fixed maturity securities                  $   (90,586)   $   38,498
   Equity securities                              (27,578)       (4,119)
   Deferred policy acquisition costs               42,567          (323)
   Federal income taxes - deferred                 26,969           124
   Other assets                                        (4)            -
   Separate Accounts assets                         1,028            30
                                              ------------   -----------
                                                  (47,604)       34,210
                                              ------------   -----------
  Liabilities:
   Policyholders' account balances                  2,481        34,440
                                              ------------   -----------
  Stockholder's equity:
   Accumulated other comprehensive loss       $   (50,085)   $     (230)
                                              ============   ===========

 The Company maintains a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings gains on trading account securities included in net realized investment gains were $3,112, $932 and $520 at December 31, 1999, 1998 and 1997, respectively.

 Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
 December 31 were:

                                          1999         1998        1997
                                       ----------   ----------   ----------
  Proceeds                             $ 595,836    $ 893,619    $ 846,041
  Gross realized investment gains         12,196       20,232       16,783
  Gross realized investment losses        15,936       17,429        7,193


 The Company had investment securities with a carrying value of $24,697 and $27,189 that were deposited with insurance regulatory authorities at December 31, 1999 and 1998, respectively.

 Excluding investments in U.S. Government and Agencies the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.


 Net investment income arose from the following sources for the years ended December 31:

                                           1999         1998         1997
                                        ----------   ----------   ----------
  Fixed maturity securities             $ 170,376    $ 202,313    $ 236,325
  Equity securities                        16,630        9,234        3,020
  Mortgage loans                                -            -        4,627
  Real estate held-for-sale                 3,792        2,264        1,939
  Policy loans on insurance contracts      60,445       59,236       57,998
  Cash and cash equivalents                 7,995        3,912        9,570
  Other                                        88          761          709
                                        ----------   ----------   ----------
  Gross investment income                 259,326      277,720      314,188
  Less investment expenses                 (5,491)      (5,682)      (5,486)
                                        ----------   ----------   ----------
  Net investment income                 $ 253,835    $ 272,038    $ 308,702
                                        ==========   ==========   ==========

 Net realized investment gains (losses), including changes in valuation allowances for the years ended December 31 were as follows:

                                           1999         1998        1997
                                        ----------   ----------   ----------
  Fixed maturity securities             $  (3,721)   $   2,617    $   6,149
  Equity securities                           (19)         186        3,441
  Trading account securities                4,778        1,368          697
  Investment in Separate Accounts             460            -        1,005
  Mortgage loans                                -            -        6,252
  Real estate held-for-sale                 7,394        8,290       (4,252)
  Cash and cash equivalents                   (17)          (1)          (3)
                                        ----------   ----------   ----------
  Net realized investment gains         $   8,875    $  12,460    $  13,289
                                        ==========   ==========   ==========

NOTE 4.   FEDERAL INCOME TAXES

 The following is a reconciliation of the provision for income taxes based on earnings before income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                            1999       1998       1997
                                          ---------  ---------  ---------
  Provision for income taxes
   computed at Federal stautory rate      $ 50,345   $ 46,383   $ 42,413

  Decrease in income taxes resulting from:
    Dividend received deduction             (1,594)    (3,664)    (1,969)
    Foreign tax credit                      (1,040)    (2,957)         -
                                          ---------  ---------  ---------
  Federal income tax provision            $ 47,711   $ 39,762   $ 40,444
                                          =========  =========  =========

 The Federal statutory rate for each of the three years in the period ended December 31, 1999 was 35%.

 The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                               1999        1998        1997
                                            ----------  ----------  ----------
  Deferred policy acquisition costs         $   8,822   $  11,062   $  (2,422)
  Policyholders' account balances              (9,635)    (10,950)    (16,099)
  Liability for guaranty fund assessments        (359)        529       1,190
  Investment adjustments                          (27)     (1,350)      5,070
  Other                                            64         (64)          -
                                            ----------  ----------  ----------
  Deferred Federal income tax benefit       $  (1,135)  $    (773)  $ (12,261)
                                            ==========  ==========  ==========


 Deferred tax assets and liabilities as of December 31 are determined as follows:

                                               1999           1998
                                            -----------    -----------
  Deferred tax assets:
   Policyholders' account balances          $  115,767     $  106,132
   Investment adjustments                        1,978          1,951
   Liability for guaranty fund assessments       5,211          4,852
   Net unrealized investment loss on
    investment securities                       26,969            124
                                             ----------    -----------

     Total deferred tax assets                 149,925        113,059
                                            -----------    -----------
  Deferred tax liabilities:
   Deferred policy acquisition costs           108,554         99,732
   Other                                         3,988          3,924
                                            -----------    -----------
     Total deferred tax liabilities            112,542        103,656
                                            -----------    -----------
     Net deferred tax asset                 $   37,383     $    9,403
                                            ===========    ===========

 The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.

NOTE 5.   REINSURANCE

 In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $500 on single life policies and $750 on joint life policies.

 Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $686 that can be drawn upon for delinquent reinsurance recoverables.

 As of December 31, 1999 the Company had the following life insurance inforce:

                                                                                         Percentage
                                             Ceded to        Assumed                      of amount
                                Gross          other        from other       Net         assumed to
                                amount       companies      companies       amount           net
                             ------------   ------------   -----------   ------------   -----------
   Life insurance in force   $14,356,639    $ 3,670,860    $    2,001    $10,687,780         0.02%


 The Company has entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer's variable annuity premiums sold through the Merrill Lynch & Co. distribution system.

NOTE 6.   RELATED PARTY TRANSACTIONS

 The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $43,410, $43,179 and $43,028 for the years ended December 31, 1999, 1998 and 1997, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $688, $860 and $842 for 1999, 1998 and 1997, respectively. Intercompany interest is included in net investment income.

 The Company and Merrill Lynch Asset Management, L.P. ("MLAM") are parties to a service agreement whereby MLAM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLAM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,823, $1,915 and $1,913 for 1999, 1998 and 1997, respectively.

 MLIG has entered into agreements with MLAM and Hotchkis & Wiley ("H&W"), a division of MLAM, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., and Hotchkis & Wiley Variable Trust (collectively, "the Funds"). The Company invests in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under this agreement, MLAM and H&W pay compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Funds to MLAM and H&W. The Company received from MLIG its allocable share of such compensation in the amount of $21,630, $20,289 and $19,057 during 1999, 1998 and 1997, respectively. Revenue attributable to these agreements is included in policy charge revenue.

 The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $88,955, $79,117 and $72,729 for 1999, 1998 and 1997, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

 Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

 During 1997, the Company sold its investment in 2141 E.
 Camelback, Corp. to Merrill Lynch Mortgage Capital, Inc. The investment was sold at its carrying value of $5,375.

NOTE 7.   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

 During 1999 and 1997, the Company paid cash dividends of $135,000 to MLIG. Of these cash dividends, $105,793 and $110,030, respectively, were extraordinary dividends as defined by Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance Commissioner. The Company also paid a $500 stock dividend to MLIG during 1999. The
 Company paid no cash or stock dividends in 1998.

 At December 31, 1999 and 1998, approximately $26,518 and $29,707, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 1999 and 1998, were $267,679 and $299,069, respectively.

 Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, there is no provision for deferred income taxes, and securities are valued on a different basis. The Company's statutory net income for 1999, 1998 and 1997 was $106,266, $55,813 and $81,963, respectively.

 The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 1999 and 1998, based on the RBC formula, the Company's total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

 In March 1998, the NAIC adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is proposed to be effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Codification is not expected to have a material impact on the Company's capital requirements or statutory financial statements.

NOTE 8.   COMMITMENTS AND CONTINGENCIES

 State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 1999 and 1998, the Company has established an estimated liability for future guaranty fund assessments of $14,889 and $13,864, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

 In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

 During 1994, the Company committed to participate in a limited partnership that invests in leveraged transactions. As of December 31, 1999, $8,116 has been advanced towards the Company's $10,000 commitment to the limited partnership.

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

 The "Other" category, presented in the following segment financial information, represents assets and the earnings on those assets that do not support policyholder liabilities.

 The following table summarizes each business segment's contribution to the consolidated amounts:

                                                 Life
  1999                                         Insurance          Annuities            Other              Total
 ------                                       ------------       ------------       ------------       ------------
  Net interest spread (a)                     $    36,805        $    31,098        $    10,093        $    77,996
  Other revenues                                   94,821            140,541              6,542            241,904
                                              ------------       ------------       ------------       ------------
  Net revenues                                    131,626            171,639             16,635            319,900
                                              ------------       ------------       ------------       ------------

  Policy benefits                                  16,569             16,414                  -             32,983
  Reinsurance premium ceded                        21,691                  -                  -             21,691
  Amortization of deferred policy
      acquisition costs                            22,464             43,143                  -             65,607
  Other non-interest expenses                      16,728             39,049                  -             55,777
                                              ------------       ------------       ------------       ------------
  Total non-interest expenses                      77,452             98,606                  -            176,058
                                              ------------       ------------       ------------       ------------
  Net earnings before Federal income
      tax provision                                54,174             73,033             16,635            143,842
  Income tax expense                               18,442             23,447              5,822             47,711
                                              ------------       ------------       ------------       ------------
  Net earnings                                $    35,732        $    49,586        $    10,813        $    96,131
                                              ============       ============       ============       ============
  Balance Sheet Information:

  Total assets                                $ 6,492,686        $10,523,453        $   101,910        $17,118,049
  Deferred policy acquisition costs               251,017            224,898                  -            475,915
  Policyholder liabilities and accruals         2,150,671          1,522,892                  -          3,673,563
  Other policyholder funds                         18,345              6,750                  -             25,095




                                                  Life
  1998                                          Insurance          Annuities           Other              Total
 ------                                       ------------       ------------       ------------       ------------
  Net interest spread (a)                     $    35,228        $    32,765        $     8,369        $    76,362
  Other revenues                                   84,836            124,864                422            210,122
                                              ------------       ------------       ------------       ------------
  Net revenues                                    120,064            157,629              8,791            286,484
                                              ------------       ------------       ------------       ------------

  Policy benefits                                  18,397             13,494                  -             31,891
  Reinsurance premium ceded                        19,972                  -                  -             19,972
  Amortization of deferred policy
      acquisition costs                            13,040             31,795                  -             44,835
  Other non-interest expenses                      18,030             39,233                  -             57,263
                                              ------------       ------------       ------------       ------------
  Total non-interest expenses                      69,439             84,522                  -            153,961
                                              ------------       ------------       ------------       ------------
  Net earnings before Federal
      income tax provision                         50,625             73,107              8,791            132,523
  Income tax expense                               16,033             20,653              3,076             39,762
                                              ------------       ------------       ------------       ------------
  Net earnings                                $    34,592        $    52,454        $     5,715        $    92,761
                                              ============       ============       ============       ============
  Balance Sheet Information:

  Total assets                                $ 6,069,649        $ 8,885,981        $   148,465        $15,104,095
  Deferred policy acquisition costs               207,713            197,927                  -            405,640
  Policyholder liabilities and accruals         2,186,001          1,694,668                  -          3,880,669
  Other policyholder funds                         16,033              4,769                  -             20,802


                                                 Life
  1997                                         Insurance          Annuities            Other              Total
 ------                                       ------------       ------------       ------------       ------------
  Net interest spread (a)                     $    38,826        $    47,973        $    12,361        $    99,160
  Other revenues                                   86,301            102,782              3,139            192,222
                                              ------------       ------------       ------------       ------------
  Net revenues                                    125,127            150,755             15,500            291,382
                                              ------------       ------------       ------------       ------------

  Policy benefits                                  15,876             11,153                  -             27,029
  Reinsurance premium ceded                        17,879                  -                  -             17,879
  Amortization of deferred policy
      acquisition costs                            36,180             35,931                  -             72,111
  Other non-interest expenses                      16,545             36,639                  -             53,184
                                              ------------       ------------       ------------       ------------
  Total non-interest expenses                      86,480             83,723                  -            170,203
                                              ------------       ------------       ------------       ------------
  Net earnings before Federal
      income tax provision                         38,647             67,032             15,500            121,179
  Income tax expense                               12,753             22,265              5,426             40,444
                                              ------------       ------------       ------------       ------------
  Net earnings                                $    25,894        $    44,767        $    10,074        $    80,735
                                              ============       ============       ============       ============
  Balance Sheet Information:

  Total assets                                $ 5,925,872        $ 7,998,461        $   129,248        $14,053,581
  Deferred policy acquisition costs               182,610            182,495                  -            365,105
  Policyholder liabilities and accruals         2,229,533          2,009,151                  -          4,238,684
  Other policyholder funds                         18,788              8,372                  -             27,160


 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.


 The table below summarizes the Company's net revenues by product for 1999, 1998, and 1997:

                                            1999         1998         1997
                                         ----------   ----------   ----------
  Life Insurance
    Variable life insurance              $ 104,036    $  91,806    $  92,245
    Interest-sensitive life insurance       27,590       28,258       32,882
                                         ----------   ----------   ----------
      Total Life Insurance                 131,626      120,064      125,127
                                         ----------   ----------   ----------
  Annuities
    Variable annuities                     130,039      105,545       88,509
    Interest-sensitive annuities            41,600       52,084       62,246
                                         ----------   ----------   ----------
      Total Annuities                      171,639      157,629      150,755
                                         ----------   ----------   ----------
  Other                                     16,635        8,791       15,500
                                         ----------   ----------   ----------
  Total                                  $ 319,900    $ 286,484    $ 291,382
                                         ==========   ==========   ==========

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

                                            Merrill Lynch Life Insurance Company
                                            ------------------------------------
                                            (Registrant)

Date:  March 30, 2000                       By:   /s/ Joseph E. Crowne, Jr.
                                                  -----------------------------
                                                  Joseph E. Crowne, Jr.
                                                  Chief Financial Officer

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

Signature                               Title                                      Date
---------                               -----                                      ----
         *

-----------------------------           Chairman of the Board, President             March 30, 2000
Anthony J. Vespa                        and Chief Executive Officer                  --------------


/s/ Joseph E. Crowne, Jr.               Director, Senior Vice President,             March 30, 2000
-----------------------------           Chief Financial Officer, Chief               --------------
Joseph E. Crowne, Jr.                   Actuary and Treasurer


/s/ Barry G. Skolnick                   Director, Senior Vice President              March 30, 2000
-----------------------------           and General Counsel*                         --------------
Barry G. Skolnick


         *

-----------------------------           Director, Senior Vice President              March 30, 2000
David M. Dunford                        and Chief Investment Officer                 --------------


         *

-----------------------------           Director and Senior Vice President           March 30, 2000
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

4.2c               Modified Guaranteed                                         Incorporated by reference to Exhibit 4(a),
                   Annuity Contract                                            filed August 18, 1997, as part of the
                                                                               Registrant's registration statement on
                                                                               Form S-3, File No. 333-33863.

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

4.10c              Individual Retirement                                       Incorporated by reference to Exhibit 4(b) to Pre-
                   Annuity Endorsement                                         Effective Amendment No. 1 to the Registrant's
                                                                               registration statement on Form S-3, File No.
                                                                               333-33863, filed October 31, 1997.

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

4.13b              Qualified Plan Endorsement                                  Incorporated by reference to Exhibit 4(c), filed
                                                                               October 31, 1997, as part of Pre-Effective
                                                                               Amendment No. 1 to the Registrant's registration
                                                                               statement on Form S-3, File No. 333-33863.

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

4.15a              Application for Modified Guaranteed                         Incorporated by reference to Exhibit 4(d), filed
                   Annuity Contract                                            August 18, 1997, as part of the Registrant's
                                                                               registration statement on Form S-3, File No.
                                                                               333-33863.

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