Form 10-Q
period 2000-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2000-05-11
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
                              33-58303; 333-33863; 333-34192

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

                                 COMMON 250,000

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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)


                                                                       March 31,           December 31,
ASSETS                                                                   2000                  1999
------                                                               ------------          ------------
INVESTMENTS:
  Fixed maturity securities, at estimated fair value
    (amortized cost:  2000 - $2,233,619; 1999 - $2,228,921)          $ 2,142,874           $ 2,138,335
  Equity securities, at estimated fair value
    (cost:  2000 - $231,567; 1999 - $214,153)                            207,196               186,575
  Trading account securities, at estimated fair value                     24,127                22,212
  Real estate held-for-sale                                               19,447                20,072
  Policy loans on insurance contracts                                  1,163,290             1,159,163
                                                                     ------------          ------------
       Total Investments                                               3,556,934             3,526,357

CASH AND CASH EQUIVALENTS                                                 71,160                92,181
ACCRUED INVESTMENT INCOME                                                 71,204                73,167
DEFERRED POLICY ACQUISITION COSTS                                        481,840               475,915
FEDERAL INCOME TAXES - DEFERRED                                           36,911                37,383
REINSURANCE RECEIVABLES                                                    4,271                 4,194
AFFILIATED RECEIVABLES - NET                                                   -                   287
RECEIVABLES FROM SECURITIES SOLD                                           2,308                   566
OTHER ASSETS                                                              42,334                47,437
SEPARATE ACCOUNTS ASSETS                                              13,457,202            12,860,562
                                                                     ------------          ------------
TOTAL ASSETS                                                         $17,724,164           $17,118,049
                                                                     ============          ============

See accompanying notes to financials statements.                                            (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued)
(Dollars in thousands, except common stock par value and shares)
(Unaudited)

                                                                       March 31,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     2000                  1999
------------------------------------                                 ------------          ------------
LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $ 3,537,381           $ 3,587,867
   Claims and claims settlement expenses                                  94,334                85,696
                                                                     ------------          ------------
     Total policyholder liabilities and accruals                       3,631,715             3,673,563

 OTHER POLICYHOLDER FUNDS                                                 15,505                25,095
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                  14,568                14,889
 FEDERAL INCOME TAXES - CURRENT                                           17,374                12,806
 AFFILIATED PAYABLES - NET                                                   263                     -
 PAYABLE FOR SECURITIES PURCHASED                                         10,922                   339
 UNEARNED POLICY CHARGE REVENUE                                           86,007                77,663
 OTHER LIABILITIES                                                        36,316                25,868
 SEPARATE ACCOUNTS LIABILITIES                                        13,450,059            12,853,960
                                                                     ------------          ------------
     Total Liabilities                                                17,262,729            16,684,183
                                                                     ------------          ------------
STOCKHOLDER'S EQUITY:
 Common stock ($10 par value; authorized: 1,000,000 shares;
    issued and outstanding: 250,000 shares)                                2,500                 2,500
 Additional paid-in capital                                              347,324               347,324
 Retained earnings                                                       158,362               134,127
 Accumulated other comprehensive loss                                    (46,751)              (50,085)
                                                                     ------------          ------------
     Total Stockholder's Equity                                          461,435               433,866
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $17,724,164           $17,118,049
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $    60,348           $    67,326
  Net realized investment gains                                            2,071                 1,357
 Policy charge revenue                                                    62,910                53,961
                                                                     ------------          ------------
   Total Revenues                                                        125,329               122,644
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     41,068                44,848
 Market value adjustment expense                                              29                   835
 Policy benefits (net of reinsurance recoveries:
  2000 - $5,475, 1999 - $3,282)                                           10,195                 7,950
 Reinsurance premium ceded                                                 5,711                 5,197
 Amortization of deferred policy acquisition costs                        16,091                16,695
 Insurance expenses and taxes                                             14,950                12,531
                                                                     ------------          ------------
   Total Benefits and Expenses                                            88,044                88,056
                                                                     ------------          ------------
   Earnings Before Federal Income Tax Provision                           37,285                34,588

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  14,374                14,150
 Deferred                                                                 (1,324)               (2,044)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                     13,050                12,106
                                                                     ------------          ------------
NET EARNINGS                                                         $    24,235           $    22,482
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $    24,235           $    22,482

OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period         4,898               (34,208)
   Reclassification adjustment for gains included in net earnings         (1,783)               (1,324)
                                                                     ------------          ------------
   Net unrealized gains (losses) on investment securities                  3,115               (35,532)

   Adjustments for:
              Policyholder liabilities                                     4,066                 5,808
              Deferred policy acquisition costs                           (2,051)                4,586
              Deferred federal income taxes                               (1,796)                8,798
                                                                     ------------          ------------
 Total other comprehensive income (loss), net of tax                       3,334               (16,340)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $    27,569           $     6,142
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                                                 Accumulated
                                                               Additional                           other             Total
                                               Common           paid-in         Retained        comprehensive      stockholder's
                                                stock           capital         earnings            loss              equity
                                             -----------      -----------      -----------     ---------------    --------------
BALANCE, JANUARY 1, 1999                     $    2,000       $  347,324       $  173,496      $         (230)    $     522,590

 Stock dividend paid to parent
   ($10 par value, 500 shares)                      500                              (500)                                    -

 Cash dividend paid to parent                                                    (135,000)                             (135,000)

 Net earnings                                                                      96,131                                96,131

 Other comprehensive loss, net of tax                                                                 (49,855)          (49,855)
                                             -----------      -----------      -----------     ---------------    --------------
BALANCE, DECEMBER 31, 1999                        2,500          347,324          134,127             (50,085)          433,866

 Net earnings                                                                      24,235                                24,235

 Other comprehensive income, net of tax                                                                 3,334             3,334
                                             -----------      -----------      -----------     ---------------    --------------
BALANCE, MARCH 31, 2000                      $    2,500       $  347,324       $  158,362      $      (46,751)    $     461,435
                                             ===========      ===========      ===========     ===============    ==============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     -----------           ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $   24,235            $    22,482
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                      16,091                 16,695
  Capitalization of policy acquisition costs                            (24,067)               (19,252)
  Accretion of investments                                                 (387)                  (873)
  Interest credited to policyholders' account balances                   41,068                 44,848
  Benefit for deferred Federal income tax                                (1,324)                (2,044)
 (Increase) decrease in operating assets:
  Trading account securities                                                 79                    (44)
  Accrued investment income                                               1,963                   (890)
  Affiliated receivables                                                    287                 (7,556)
  Other                                                                   5,009                    426
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                   8,638                 10,542
  Other policyholder funds                                               (9,590)                (3,331)
  Liability for guaranty fund assessments                                  (321)                  (109)
  Federal income taxes - current                                          4,568                    751
  Affiliated payables                                                       263                   (822)
  Unearned policy charge revenue                                          8,344                  5,486
  Other                                                                  10,448                    795
 Other operating activities:
  Net realized investment gains (excluding gains on cash and
   cash equivalents)                                                     (2,071)                (1,357)
                                                                     -----------           ------------
    Net cash and cash equivalents provided by operating
     activities                                                          83,233                 65,747
                                                                     -----------           ------------

Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                 79,237                225,972
  Maturities of available-for-sale securities                            75,289                134,871
  Purchases of available-for-sale securities                           (168,095)              (310,576)
  Sales of real estate held-for-sale                                      1,375                      -
  Policy loans on insurance contracts                                    (4,127)                (2,129)
  Recapture of investments in separate accounts                             555                  5,281
  Investment in separate accounts                                        (1,000)                   (84)
                                                                     -----------           ------------
    Net cash and cash equivalents provided (used) by investing
     activities                                                      $  (16,766)           $    53,335
                                                                     -----------           ------------

See accompanying notes to financial statements.                                             (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits (excludes internal policy replacement        $   314,150           $   250,215
   deposits)
  Policyholder withdrawals (including transfers to/from separate        (401,638)             (353,797)
   accounts)                                                         ------------          ------------

   Net cash and cash equivalents used by financing activities            (87,488)             (103,582)
                                                                     ------------          ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (21,021)               15,500

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                        92,181                95,377
                                                                     ------------          ------------
 End of period                                                       $    71,160           $   110,877
                                                                     ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $     9,806           $    13,398
  Intercompany interest                                                      198                   184



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

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with generally accepted accounting principles. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("1999 10K") for the year ended December 31, 1999. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at March 31, 2000 and December 31, 1999 was $301 million and $268 million, respectively. For the three month periods ended March 31, 2000 and 1999, statutory net income was $31 million and $33 million, respectively.

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

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss are as follows:

                                          March 31,     December 31,
                                            2000            1999
                                         -----------    ------------
 Assets:
  Fixed maturity securities              $  (90,745)    $   (90,586)
  Equity securities                         (24,371)        (27,578)
  Deferred policy acquisition costs          40,516          42,567
  Federal income taxes - deferred            25,173          26,969
  Other assets                                  (21)             (4)
  Separate Accounts assets                    1,112           1,028
                                         -----------    ------------
                                            (48,336)        (47,604)
                                         -----------    ------------
 Liabilities:
  Policyholders' account balances            (1,585)          2,481
                                         -----------    ------------
 Stockholder's equity:
  Accumulated other comprehensive loss   $  (46,751)    $   (50,085)
                                         ===========    ============

The following summarizes the net impact of available-for-sale securities, trading account securities and real estate held-for-sale on net realized investment gains:

                                            March 31,     March 31,
                                              2000          1999
                                           ----------    ----------
 Available-for-sale securities:
  Net realized investment gains (losses)   $    (673)    $   1,362

 Trading account securities:
  Net realized investment gains                3,372           475
  Net unrealized holding losses               (1,378)         (480)

 Real estate held-for-sale:
  Net realized investment gains                  750             -
                                           ----------    ----------
 Total net realized investment gains       $   2,071     $   1,357
                                           ==========    ==========

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

In June 1999, the Financial Accounting Standards Board deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will adopt the provisions of SFAS No. 133 on January 1, 2001. The adoption of the standard is not expected to have a material impact on the Company's financial position.

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

The "Other" category, presented in the following segment financial information, represents earnings on assets that do not support policyholder liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three month period ended March 31:

                                Three Months Ended
                                     March 31,
                             --------------------------
                                2000            1999
                             ----------      ----------
  Net Revenues (a):

  Life Insurance             $  33,177       $  32,047
  Annuities                     47,362          42,364
  Other                          3,722           3,385
                             ----------      ----------
  Total Net Revenues         $  84,261       $  77,796
                             ==========      ==========

  Net Earnings:

  Life Insurance             $   8,800       $   8,352
  Annuities                     13,016          11,930
  Other                          2,419           2,200
                             ----------      ----------
  Total Net Earnings         $  24,235       $  22,482
                             ==========      ==========

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.


Item 2  Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2000 and 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1999 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10K.

In addition to providing historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond the Company's control, affect the operations, performance, business strategy, and results of the Company and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Economic Environment section listed below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. The Company undertakes no responsibility to update or revise any forward-looking statements.

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

Economic Environment

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

  fluctuations in medium term interest rates fluctuations in credit spreads equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the first quarter 2000, medium term interest rates were relatively flat as compared to December 1999, but increased approximately 156 basis points as compared to the first quarter 1999.

The Company defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Financial Bond Index. During the first quarter 2000, credit spreads widened approximately 47 basis points to end the quarter at 150 basis points. During the first quarter 1999, credit spreads contracted approximately 52 basis points to end the quarter at 117 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first quarter 2000, the U.S. equity market experienced increased volatility especially in the segments as measured by the Dow and NASDAQ indices. During the first quarter 2000, the Dow decreased 5% as compared to a 12% increase in the NASDAQ. The S&P Index, during the same time period, increased 2%. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits recorded increased $66 million (or 25%) to $333 million during the three month period ended March 31, 2000, as compared to the same period in 1999. Excluding internal tax-free exchanges, life insurance premiums and annuity deposits collected increased $64 million during the current three month period. Variable annuity deposits continue to dominate the Company's overall sales by comprising 84% of total sales for both three month periods. Life insurance premiums and annuity deposits by type of product were as follows:

                                   Premiums Collected             Change
                                  --------------------   ----------------------
                                  1Q 2000     1Q 1999    2000 - 1999      %
                                  --------    --------   -----------   --------
                                                 ($ In Millions)

  Variable Annuities              $   281     $   223    $       58         26%

  Modified Guaranteed Annuities        12           4             8        200

  Variable Life Insurance              38          38             -          -

  Other                                 2           2             -          -
                                  --------    --------   -----------   --------
  Total Premiums Recorded             333         267            66         25

  Internal tax-free exchanges         (19)        (17)           (2)        12
                                  --------    --------   -----------   --------
  Total Premiums Collected        $   314     $   250    $       64         26%
                                  ========    ========   ===========   ========


Management attributes the increase in variable annuity deposits to the combined effects of:

  an increase in the number of annuity specialists supporting the Company's sales force sales force participation in annuity focus programs a generally favorable economic environment

Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997, the Company created two specialist positions within each district where it was geographically feasible. One specialized in estate planning life insurance products while the other specialized in annuity products. This increase in the number of product specialists, including an increase in specialist support staff, has resulted in a greater and more focused coverage of the Company's sales force. In management's view, the Company is beginning to realize the benefits resulting from the implementation of this distribution structure.

Annuity focus programs are designed to promote education and training of the Company's sales force. These programs, which were initiated during 1999 in select districts, were expanded during the first quarter 2000 to additional districts. Management believes that the sales force's participation in these programs has had a favorable impact on variable annuity deposits.

Management believes that variable annuity deposits have been positively impacted by the extended strength of the equity markets, despite increased volatility during the first quarter 2000. However, future variable annuity deposits could be negatively impacted due to continued volatility in the equity markets.

Modified guaranteed annuity deposits increased $8.0 million (or 200%) primarily due to the increasing interest rate environment as compared to the first quarter 1999.

Policy and contract surrenders increased $62 million (or 30%) to $268 million during the current three month period as compared to the equivalent period in 1999 primarily due to an increase in variable annuity surrenders. During the first three months of 2000, variable annuity surrenders increased $67 million (or 61%) to $178 million. This increase is primarily a result of the significant growth of this block of business over the past three years, as well as the anticipated increase in lapse rates on contracts reaching the end of their surrender charge period.

During the first three months of 2000, separate accounts assets increased $597 million (or 4.6%) to $13.5 billion, primarily due to strong investment performance associated with the generally rising equity markets. During the first three months of 2000, separate accounts assets increased $610 million due to price appreciation in the underlying mutual funds supporting variable products.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2000, the Company's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of March 31, 2000, approximately $81.2 million (or 3.8%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At March 31, 2000, the Company held $104 million in emerging market securities with an approximate unrealized loss of $7.4 million.

The Company sold one real estate property with a carrying value of $0.6 million for a realized gain of $0.8 million during the current three month period.

Results of Operations

For the three month periods ended March 31, 2000 and 1999, the Company reported net earnings of $24 million and $22 million, respectively.

Net earnings derived from interest spread decreased $3.2 million during the first quarter 2000 as compared to the same period in 1999. The reduction in interest spread is primarily a result of the Company's $135 million dividend payment to MLIG during the fourth quarter 1999, as well as the reduction of fixed rate contracts inforce.

Net realized investment gains increased $0.7 million during the current three month period as compared to the same period during 1999. The following table provides net realized investment gains (losses) by type:

     Realized Gain (Loss)               2000     1999    Difference
     --------------------              ------   ------   -----------

     Interest related gains            $ 0.4    $ 6.1    $     (5.7)(1)
     Credit related losses              (1.1)    (4.9)          3.8 (2)
     Trading account                     2.0        -           2.0 (3)
     Real estate                         0.8        -           0.8
     Investment in Separate Accounts       -      0.2          (0.2)
                                       ------   ------   -----------
                                       $ 2.1    $ 1.4    $      0.7
                                       ======   ======   ===========

  (1) The decrease in interest related gains is primarily attributable to the period to period increase in interest rates, which resulted in a reduction in invested asset market valuations since the first quarter 1999.

  (2) Prior period credit related losses were impacted by increases in book value writedowns and asset sales of several large security holdings.

  (3) The trading account, which is comprised of convertible debt and equity securities, was positively impacted by favorable equity market performance during the current three month period as compared to the same period in 1999.

Policy charge revenue increased $8.9 million (or 17%) during the first quarter 2000 as compared to the same period during 1999. The increase in policy charge revenue is attributable to the increase in contract owners' variable account balances. Average variable account balances increased $2.2 billion (or 21%) during the current three month period as compared to the same period in 1999. During the same time period, asset based policy charges increased $8.6 million (or 24%). The increase in asset based policy charges was also positively impacted by an increase in the number of processing days as compared to the first quarter 1999. Non-asset based charges increased $0.3 million (or 2%) during the same period.

Policy benefits increased approximately $2.2 million to $10.2 million during the current three month period from $8.0 million in the same period during 1999.The increase is primarily due to an increase in variable life death claims, as well as normal reserve increases for the mortality component of the Company's variable annuity product.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense decreased $0.8 million (or 97%) during the current three month period primarily due to the rising interest rate environment as compared to the first period quarter 1999. The market value adjustment has an inverse relationship to changes in interest rates.

Reinsurance premium ceded increased $0.5 million (or 10%) to $5.7 million during the first three months of 2000 as compared to the same period in 1999. This increase is attributable to the combined effect of the increasing age of policyholders and increased insurance inforce.

Insurance expenses and taxes increased $2.4 million (or 19%) during the current three month period compared to the same period in 1999. The increase is primarily due to an increase in certain employee compensation related expense allocations from Merrill Lynch & Co., as well as an increase in non-capitalizable asset-based commissions paid on inforce life and annuity contracts.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  JOSEPH E. CROWNE, JR.

                                       -----------------------------------------

                                              Joseph E. Crowne, Jr.
                                            Senior Vice President and
                                            Chief Financial Officer

Date: May 11, 2000

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule