Form 10-Q
period 2000-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2000-08-14
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

                                 7 ROSZEL ROAD
                            PRINCETON, NJ 08540-6205
                    (Address of Principal Executive Offices)

                                 (609) 627-3950
              (Registrant's telephone number including area code)

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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                       June 30,            December 31,
ASSETS                                                                   2000                  1999
--------                                                             ------------          ------------
INVESTMENTS:
  Fixed maturity securities, at estimated fair value
    (amortized cost:  2000 - $2,167,852; 1999 - $2,228,921)          $ 2,065,603           $ 2,138,335
  Equity securities, at estimated fair value
    (cost:  2000 - $231,313; 1999 - $214,153)                            208,668               186,575
  Trading account securities, at estimated fair value                     25,085                22,212
  Real estate held-for-sale                                               19,447                20,072
  Policy loans on insurance contracts                                  1,171,856             1,159,163
                                                                     ------------          ------------
       Total Investments                                               3,490,659             3,526,357

CASH AND CASH EQUIVALENTS                                                 73,449                92,181
ACCRUED INVESTMENT INCOME                                                 75,719                73,167
DEFERRED POLICY ACQUISITION COSTS                                        491,070               475,915
FEDERAL INCOME TAXES - DEFERRED                                           37,527                37,383
REINSURANCE RECEIVABLES                                                    4,384                 4,194
OTHER ASSETS                                                              46,014                48,290
SEPARATE ACCOUNTS ASSETS                                              13,141,035            12,860,562
                                                                     ------------          ------------
TOTAL ASSETS                                                         $17,359,857           $17,118,049
                                                                     ============          ============

See accompanying notes to financial statements.                   (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                       June 30,            December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     2000                  1999
------------------------------------                                 ------------          ------------
LIABILITIES:
  POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $ 3,487,492           $ 3,587,867
   Claims and claims settlement expenses                                 100,199                85,696
                                                                     ------------          ------------
       Total policyholder liabilities and accruals                     3,587,691             3,673,563

  OTHER POLICYHOLDER FUNDS                                                18,407                25,095
  LIABILITY FOR GUARANTY FUND ASSESSMENTS                                 14,507                14,889
  FEDERAL INCOME TAXES - CURRENT                                          11,845                12,806
  UNEARNED POLICY CHARGE REVENUE                                          93,251                77,663
  OTHER LIABILITIES                                                       23,237                26,207
  SEPARATE ACCOUNTS LIABILITIES                                       13,134,200            12,853,960
                                                                     ------------          ------------
       Total Liabilities                                              16,883,138            16,684,183

STOCKHOLDER'S EQUITY:
  Common stock ($10 par value; authorized: 1,000,000 shares; issued
    and outstanding: 250,000 shares)                                       2,500                 2,500
  Additional paid-in capital                                             347,324               347,324
  Retained earnings                                                      179,628               134,127
  Accumulated other comprehensive loss                                   (52,733)              (50,085)
                                                                     ------------          ------------
       Total Stockholder's Equity                                        476,719               433,866
                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $17,359,857           $17,118,049
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $   120,024           $   130,162
  Net realized investment gains                                            1,263                 5,139
 Policy charge revenue                                                   128,073               109,828
                                                                     ------------          ------------
   Total Revenues                                                        249,360               245,129
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     82,766                88,851
 Market value adjustment expense                                             122                 1,692
 Policy benefits (net of reinsurance recoveries:  2000 - $8,752
  1999 - $7,410)                                                          20,479                16,080
 Reinsurance premium ceded                                                11,686                10,735
 Amortization of deferred policy acquisition costs                        33,475                31,233
 Insurance expenses and taxes                                             30,831                25,868
                                                                     ------------          ------------
   Total Benefits and Expenses                                           179,359               174,459
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                           70,001                70,670

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  23,219                27,729
 Deferred                                                                  1,281                (2,994)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                     24,500                24,735
                                                                     ------------          ------------
NET EARNINGS                                                         $    45,501           $    45,935
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $    59,676           $    62,836
  Net realized investment gains (losses)                                    (808)                3,782
 Policy charge revenue                                                    65,163                55,867
                                                                     ------------          ------------
   Total Revenues                                                        124,031               122,485
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     41,698                44,003
 Market value adjustment expense                                              93                   857
 Policy benefits (net of reinsurance recoveries:  2000 - $3,277
  1999 - $4,128)                                                          10,284                 8,130
 Reinsurance premium ceded                                                 5,975                 5,538
 Amortization of deferred policy acquisition costs                        17,384                14,538
 Insurance expenses and taxes                                             15,881                13,337
                                                                     ------------          ------------
   Total Benefits and Expenses                                            91,315                86,403
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                           32,716                36,082

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                   8,845                13,579
 Deferred                                                                  2,605                  (950)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                     11,450                12,629
                                                                     ------------          ------------
NET EARNINGS                                                         $    21,266           $    23,453
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $    45,501           $    45,935
                                                                     ------------          ------------
OTHER COMPREHENSIVE LOSS:

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding losses arising during the period                (5,620)              (74,819)
   Reclassification adjustment for gains included in net earnings         (1,350)               (5,337)
                                                                     ------------          ------------
   Net unrealized losses on investment securities                         (6,970)              (80,156)

   Adjustments for:
     Policyholder liabilities                                              2,112                24,112
     Deferred policy acquisition costs                                       785                19,421
     Deferred federal income taxes                                         1,425                12,818
                                                                     ------------          ------------
 Total other comprehensive loss, net of tax                               (2,648)              (23,805)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $    42,853           $    22,130
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $    21,266           $    23,453
                                                                     ------------          ------------
OTHER COMPREHENSIVE LOSS:

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding losses arising during the period               (10,518)              (40,611)
   Reclassification adjustment for (gains) losses included in net            433                (4,013)
     earnings                                                        ------------          ------------

   Net unrealized losses on investment securities                        (10,085)              (44,624)

   Adjustments for:
     Policyholder liabilities                                             (1,954)               18,304
     Deferred policy acquisition costs                                     2,836                14,835
     Deferred federal income taxes                                         3,221                 4,020
                                                                     ------------          ------------
 Total other comprehensive loss, net of tax                               (5,982)               (7,465)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $    15,284           $    15,988
                                                                     ============          ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands, except common stock par value and shares)
(Unaudited)

                                                                                              Accumulated
                                                           Additional                            other              Total
                                            Common           paid-in         Retained        comprehensive       stockholder's
                                            stock            capital         earnings            loss               equity
                                          -----------      -----------      -----------      -------------       -------------
BALANCE, JANUARY 1, 1999                  $    2,000       $  347,324       $  173,496       $       (230)       $    522,590

 Stock dividend paid to parent
   ($10 par value, 500 shares)                   500                              (500)

 Cash dividend paid to parent                                                 (135,000)                              (135,000)

 Net earnings                                                                   96,131                                 96,131

 Other comprehensive loss, net of tax                                                             (49,855)            (49,855)
                                          -----------      -----------      -----------      -------------       -------------
BALANCE, DECEMBER 31, 1999                     2,500          347,324          134,127            (50,085)            433,866

 Net earnings                                                                   45,501                                 45,501

 Other comprehensive loss, net of tax                                                              (2,648)             (2,648)
                                          -----------      -----------      -----------      -------------       -------------
BALANCE, JUNE 30, 2000                    $    2,500       $  347,324       $  179,628       $    (52,733)       $    476,719
                                          ===========      ===========      ===========      =============       =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                       --------------------------------
                                                                           2000                1999
                                                                       ------------        ------------
Cash Flows From Operating Activities:
 Net earnings                                                          $   45,501          $    45,935
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                        33,475               31,233
  Capitalization of policy acquisition costs                              (47,845)             (40,909)
  Accretion of investments                                                   (809)              (1,323)
  Interest credited to policyholders' account balances                     82,766               88,851
  Provision (benefit) for deferred Federal income tax                       1,281               (2,994)
 (Increase) decrease in operating assets:
  Trading account securities                                                 (257)                (556)
  Accrued investment income                                                (2,552)              (4,376)
  Other                                                                     1,723               (5,987)
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                    14,503               11,131
  Other policyholder funds                                                 (6,688)                (964)
  Liability for guaranty fund assessments                                    (382)                (179)
  Federal income taxes - current                                             (961)                 739
  Unearned policy charge revenue                                           15,588               11,769
  Other                                                                    (2,739)              (4,181)
 Other operating activities:
  Net realized investment gains (excluding gains on cash and
   cash equivalents)                                                       (1,263)              (5,139)
                                                                     -------------         ------------
    Net cash and cash equivalents provided by operating activities        131,341              123,050
                                                                     -------------         ------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                  117,282              432,272
  Maturities of available-for-sale securities                             119,952              255,577
  Purchases of available-for-sale securities                             (194,515)            (582,380)
  Sales of real estate held-for-sale                                        1,375               13,282
  Policy loans on insurance contracts                                     (12,693)              (3,428)
  Recapture of investments in separate accounts                               665                6,653
  Investment in separate accounts                                          (1,110)              (5,326)
                                                                     -------------         ------------
    Net cash and cash equivalents provided by investing activities   $     30,956          $   116,650
                                                                     -------------         ------------

See accompanying notes to financial statements.                 (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
  Policyholder deposits (excludes internal policy replacement        $   643,585           $   553,542
    deposits)
  Policyholder withdrawals (including transfers to/from separate        (824,614)             (751,150)
    accounts)                                                        ------------          ------------

   Net cash and cash equivalents used by financing activities           (181,029)             (197,608)
                                                                     ------------          ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                     (18,732)               42,092

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                        92,181                95,377
                                                                     ------------          ------------
 End of period                                                       $    73,449           $   137,469
                                                                     ============          ============
Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                               $    24,180           $    26,990
  Intercompany interest                                                      359                   359



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

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at June 30, 2000 and December 31, 1999 was $298 million and $268 million, respectively. For the six month periods ended June 30, 2000 and 1999, statutory net income was $29 million and $58 million, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in debt and equity securities are classified as either available for-sale or trading and are recorded at fair value. Unrealized gains and losses on available for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

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

                                         June 30,     December 31,
                                           2000           1999
                                        -----------   -----------
Assets:
 Fixed maturity securities              $ (102,249)   $  (90,586)
 Equity securities                         (22,645)      (27,578)
 Deferred policy acquisition costs          43,352        42,567
 Federal income taxes - deferred            28,394        26,969
 Other assets                                  (20)           (4)
 Separate Accounts assets                      804         1,028
                                        -----------   -----------
                                           (52,364)      (47,604)
                                        -----------   -----------
Liabilities:
 Policyholders' account balances               369         2,481
                                        -----------   -----------
Stockholder's equity:
 Accumulated other comprehensive loss   $  (52,733)   $  (50,085)
                                        ===========   ===========

The following summarizes the net impact of available-for-sale securities, trading account securities and real estate held-for-sale on net realized investment gains:

                                         June 30,      June 30,
                                           2000          1999
                                        -----------   -----------
Available-for-sale securities:
  Net realized investment losses        $   (2,103)   $   (2,963)

Trading account securities:
  Net realized investment gains              3,994           523
  Net unrealized holding gains (losses)     (1,378)          185

Real estate held-for-sale:
  Net realized investment gains                750         7,394
                                        -----------   -----------
Total net realized investment gains     $    1,263    $    5,139
                                        ===========   ===========

NOTE 4.  SEGMENT INFORMATION

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

The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support policyholder liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and six month periods ended June 30:

                        Three Months Ended       Six Months Ended
                             June 30,                June 30,
                       --------------------    ---------------------
                         2000       1999         2000        1999
                       ---------  ---------    ---------  ----------
Net Revenues (a):
  Life Insurance       $ 34,773   $ 30,819     $ 67,950   $  62,866
  Annuities              46,039     44,794       93,401      87,158
  Other                   1,521      2,869        5,243       6,254
                       ---------  ---------    ---------  ----------
Total Net Revenues     $ 82,333   $ 78,482     $166,594   $ 156,278
                       =========  =========    =========  ==========
Net Earnings:
  Life Insurance       $  8,590   $  8,207     $ 17,390   $  16,559
  Annuities              11,687     13,381       24,703      25,311
  Other                     989      1,865        3,408       4,065
                       ---------  ---------    ---------  ----------
Total Net Earnings     $ 21,266   $ 23,453     $ 45,501   $  45,935
                       =========  ========     =========  ==========

 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2  Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month and six month periods ended June 30, 2000 and 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1999
Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10K.

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

Business Overview

The Company's gross earnings are principally derived from two sources:

* the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread, and
* the charges imposed on variable life insurance and variable annuity contracts

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

Economic Environment

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

* fluctuations in medium term interest rates
* fluctuations in credit spreads
* equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current six month period, medium term interest rates were relatively flat as compared to December 1999, but increased approximately 131 basis points as compared to the first six months of 1999.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first half of 2000, credit spreads widened approximately 43 basis points to end the period at 154 basis points. During the first half of 1999, credit spreads contracted approximately 25 basis points to end the period at 106 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first six months of 2000, the U.S. equity market experienced increased volatility. Although all three indices reached historical highs at various points during the current six month period, each index closed generally lower, on a daily basis, as compared to their respective levels at December 31, 1999. During the first six months of 2000, the Dow, NASDAQ and S&P Index decreased 9.1%, 2.5% and
1.0%, respectively.   The investment performance in the underlying
mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits recorded increased $30 million (or 9%) to $356 million and $96 million (or 16%) to $689 million during the three and six month periods ended June 30, 2000, respectively, as compared to the same periods in 1999. Life insurance premiums and annuity deposits collected, which
exclude   premiums  recorded  from  internal  tax-free  exchanges,
increased $27 million and $90  million during  the  current  three
and  six   month  periods,  respectively,  as   compared   to  the
equivalent periods in 1999. Variable annuity deposits continue to dominate the Company's sales by comprising 88% and 86% of total premiums recorded for the three and six month periods ended June 30, 2000, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                              Premiums Collected                        Change
                                      -------------------------------     --------------------------------
                                      Second Quarter     Six Months       Second Quarter      Six Months
                                           2000             2000             2000-1999         2000-1999
                                      --------------    -------------     --------------     -------------
                                                ($ In Millions)                     ($ In Millions)

Variable Annuities                    $         313     $        594      $          19      $         77

Modified Guaranteed Annuities                    12               24                  8                16

Variable Life Insurance                          31               69                  4                 4

Other                                             -                2                 (1)               (1)
                                      --------------    -------------     --------------     -------------
  Total Premiums Recorded                       356              689                 30                96

Internal tax-free exchanges                     (26)             (45)                (3)               (6)
                                      --------------    -------------     --------------     -------------
  Total Premiums Collected            $         330     $        644      $          27      $         90
                                      ==============    =============     ==============     =============

During the second quarter 2000, the Company introduced a new variable annuity product. This product contains certain features and investment options that differ from the Company's existing variable annuity product. Sales of the new variable annuity product were $95 million during the three months ended June 30, 2000.

In addition to the introduction of the new variable annuity product, management believes that the following factors have had a positive impact on variable annuity sales:

* an increase in the number of annuity specialists supporting the Company's sales force
* sales force participation in annuity focus programs
* the generally favorable economic environment

Modified guaranteed annuity deposits increased $8 million (or 200%) to $12 million and $16 million (or 200%) to $24 million during the three and six month periods ended June 30, 2000, respectively, as compared to the same periods in 1999. The increases in modified guaranty annuity deposits are primarily due to the higher interest rate environment as compared to the prior three and six month periods.

Policy and contract surrenders increased $48 million (or 20%) and $110 million (or 25%) during the current three and six month periods, respectively, compared to the equivalent periods in 1999 primarily due to an increase in variable annuity surrenders. During the three and six months periods ending June 30, 2000, variable annuity surrenders increased $44 million (or 32%) and $111 million (or 45%), respectively, as compared to the same periods in 1999. These increases are primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

During the  first  six  months  of  2000, separate accounts assets
increased  $280  million  (or 2.2%)  to  $13.1  billion.   Despite
increased market volatility, positive investment performance in the variable products' underlying mutual fund investment options contributed exclusively to the increase in separate accounts assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2000, the
Company's   assets  included  $1.8  billion  of  cash,  short-term
investments and investment grade publicly traded available-for sale securities that could be liquidated if funds were required.

As of June 30, 2000, approximately $97 million (or 4.7%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carfully selects, and closley monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At June 30, 2000 the Company held $93 million in emerging market securities with an approximate unrealized loss of $8.6 million.

During the current six month period, the Company sold one real estate property with a carrying value of $0.6 million for a realized gain of $0.8 million.

Results of Operations

For both six month periods ended June 30, 2000 and 1999, the Company reported net earnings of $46 million. For the three month periods ended June 30, 2000 and 1999, the Company reported net earnings of $21 million and $23 million, respectively.

Net earnings derived from interest spread decreased $0.9 million and $4.1 million for the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. The reductions in interest spread are primarily a result of the Company's $135 million dividend payment to MLIG during the fourth quarter 1999, as well as the reduction of fixed rate contracts inforce.

Net realized investment gains decreased $4.6 million and $3.9 million during the three and six month periods ended June 30, 2000, respectively, compared to equivalent periods during 1999. The following table provides the changes in net realized investment gains (losses) by type for each respective period:


                                Three Months      Six Months
 Realized Gain (Loss)           2000 - 1999      2000 - 1999
 --------------------           ------------    ------------
                                       ($ In Millions)

  Interest related              $     (1.2)     $      (6.9) (1)
  Credit related                       4.1              7.9  (2)
  Trading account                     (0.1)             1.9  (3)
  Real estate                         (7.4)            (6.6) (4)
  Investment in Separate Account         -             (0.2)
                                -----------     ------------
                                      (4.6)            (3.9)
                                ===========     ============

    (1) The decreases in interest related gains are primarily attributable to reductions in invested asset market valuations as compared to the equivalent periods in 1999. The decreases in invested asset market valuations are primarily due to period-to-period increases in interest rates and credit spreads.

    (2) The prior periods' credit related losses included book value writedowns and asset sales of several large security holdings.

    (3) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity security.

    (4) The second quarter 1999 included a $7.4 million gain on the sale of one real estate property.

Policy charge revenue increased $9.3 million (or 17%) and $18.2 million (or 17%) during the three and six month periods ended June 30, 2000, respectively, compared to the same periods during 1999. The increases in policy charge revenue are attributable to the increase in contract owners' variable account balances. Average variable account balances increased $2.0 billion (or 18%) during the current six month period as compared to the same period in 1999.

Policy  benefits increased $2.2 million (or 26%)  and $4.4 million
(or 21%)   during   the  current  three  and  six  month  periods,
respectively,   compared  to  equivalent  periods  in  1999.   The
increases are primarily due to an increase in the number of variable life death claims, an increase in the average net amount at risk per variable life death claim, and normal reserve increases for the mortality component of the Company's variable annuity products.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense decreased $0.8 million (or 89%) and $1.6 million (or 93%) during the current three and six month periods, respectively, primarily due to the higher interest rate environment as compared to the equivalent periods in 1999. The market value adjustment has an inverse relationship to changes in interest rates.

Reinsurance premium ceded increased $0.4 million (or 8%) and $1.0 million (or 9%) during the three and six month periods ended June 30, 2000, respectively, compared to the same periods in 1999. These increases are attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs increased $2.8 million (or 20%) and $2.2 million (or 7%) during the three and six month periods ended June 30, 2000, respectively, compared to the equivalent periods in 1999. The increases in amortization of deferred policy acquisition costs are primarily due to the growth in policy fee income. Partially offsetting the six month period increase was the impact of lower interest related realized investment gains during the first quarter 2000 as compared to the first quarter 1999.

Insurance expenses and taxes increased $2.5 million (or 19%) and $5.0 million (or 19%) during the current three and six month periods, respectively, compared to the same periods in 1999. The increases are primarily due to increases in certain employee compensation related expense allocations from Merrill Lynch & Co., variable product prospectus costs, expenditures related to financial systems enhancements, and non-capitalizable asset-based commissions paid on inforce life and annuity contracts.

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

Date: August 14, 2000

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule