Form 10-Q
period 2000-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2000-11-14
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                     September 30,         December 31,
ASSETS                                                                   2000                  1999
-------                                                              -------------         -------------
INVESTMENTS:
  Fixed maturity securities, at estimated fair value
    (amortized cost:  2000 - $2,099,531; 1999 - $2,228,921)          $  2,021,600          $  2,138,335
  Equity securities, at estimated fair value
    (cost:  2000 - $230,972; 1999 - $214,153)                             215,116               186,575
  Trading account securities, at estimated fair value                      25,180                22,212
  Real estate held-for-sale                                                19,447                20,072
  Policy loans on insurance contracts                                   1,181,058             1,159,163
                                                                     -------------         -------------
    Total Investments                                                   3,462,401             3,526,357


CASH AND CASH EQUIVALENTS                                                 143,877                92,181
ACCRUED INVESTMENT INCOME                                                  72,998                73,167
DEFERRED POLICY ACQUISITION COSTS                                         501,639               475,915
FEDERAL INCOME TAXES - DEFERRED                                            29,148                37,383
REINSURANCE RECEIVABLES                                                     4,009                 4,194
AFFILIATED RECEIVABLES - NET                                                5,088                   287
RECEIVABLES FROM SECURITIES SOLD                                            1,139                   566
OTHER ASSETS                                                               41,099                47,437
SEPARATE ACCOUNTS ASSETS                                               13,215,235            12,860,562
                                                                     ------------          -------------
TOTAL ASSETS                                                         $ 17,476,633          $ 17,118,049
                                                                     =============         =============


See accompanying notes to financial statements.                                             (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                     September 30,         December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                     2000                  1999
-------------------------------------                                -------------         -------------
LIABILITIES:
  POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                   $  3,456,963          $  3,587,867
   Claims and claims settlement expenses                                  102,563                85,696
                                                                     -------------         -------------
      Total policyholder liabilities and accruals                       3,559,526             3,673,563

  OTHER POLICYHOLDER FUNDS                                                 17,452                25,095
  LIABILITY FOR GUARANTY FUND ASSESSMENTS                                   9,826                14,889
  FEDERAL INCOME TAXES - CURRENT                                           20,934                12,806
  PAYABLE FOR SECURITIES PURCHASED                                          9,981                   339
  UNEARNED POLICY CHARGE REVENUE                                           95,208                77,663
  OTHER LIABILITIES                                                        30,324                25,868
  SEPARATE ACCOUNTS LIABILITIES                                        13,207,343            12,853,960
                                                                     -------------         -------------
      Total Liabilities                                                16,950,594            16,684,183

STOCKHOLDER'S EQUITY:
  Common stock ($10 par value; authorized: 1,000,000 shares;
    issued and outstanding: 250,000 shares)                                 2,500                 2,500
  Additional paid-in capital                                              347,324               347,324
  Retained earnings                                                       220,565               134,127
  Accumulated other comprehensive loss                                    (44,350)              (50,085)
                                                                     -------------         -------------
      Total Stockholder's Equity                                          526,039               433,866
                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                           $ 17,476,633          $ 17,118,049
                                                                     =============         =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         2000                 1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $   178,733           $   192,173
  Net realized investment gains                                            2,038                 5,310
 Policy charge revenue                                                   202,882               168,541
                                                                     ------------          ------------
   Total Revenues                                                        383,653               366,024
                                                                     ------------          -------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                    123,946               131,977
 Market value adjustment expense                                             249                 2,077
 Policy benefits (net of reinsurance recoveries:  2000 - $12,169
  1999 - $10,613)                                                         29,943                24,334
 Reinsurance premium ceded                                                17,747                16,118
 Amortization of deferred policy acquisition costs                        36,561                47,741
 Insurance expenses and taxes                                             42,225                39,931
                                                                     ------------          ------------
   Total Benefits and Expenses                                           250,671               262,178
                                                                     -------------         -------------

   Earnings Before Federal Income Tax Provision                          132,982               103,846

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                  41,398                39,039
 Deferred                                                                  5,146                (2,693)
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                     46,544                36,346
                                                                     ------------          ------------
NET EARNINGS                                                         $    86,438           $    67,500
                                                                     ============          =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                               September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
REVENUES:
 Investment revenue:
  Net investment income                                              $    58,709           $    62,011
  Net realized investment gains                                              775                   171
 Policy charge revenue                                                    74,809                58,713
                                                                     ------------          ------------
   Total Revenues                                                        134,293               120,895
                                                                     ------------          ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                     41,180                43,126
 Market value adjustment expense                                             127                   385
 Policy benefits (net of reinsurance recoveries:  2000 - $3,417
   1999 - $3,203)                                                          9,464                 8,254
 Reinsurance premium ceded                                                 6,061                 5,383
 Amortization of deferred policy acquisition costs                         3,086                16,508
 Insurance expenses and taxes                                             11,394                14,063
                                                                     ------------          ------------
   Total Benefits and Expenses                                            71,312                87,719
                                                                     ------------          ------------

   Earnings Before Federal Income Tax Provision                           62,981                33,176

FEDERAL INCOME TAX PROVISION:
 Current                                                                  18,179                11,310
 Deferred                                                                  3,865                   301
                                                                     ------------          ------------
   Total Federal Income Tax Provision                                     22,044                11,611
                                                                     ------------          ------------
NET EARNINGS                                                         $    40,937           $    21,565
                                                                     ============          =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $    86,438           $    67,500
                                                                     ------------          ------------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period        25,744              (103,706)
   Reclassification adjustment for gains included in net earnings         (1,537)               (5,481)
                                                                     ------------          ------------
   Net unrealized gains (losses) on investment securities                 24,207              (109,187)

   Adjustments for:
     Policyholder liabilities                                             (6,050)               23,049
     Deferred policy acquisition costs                                    (9,333)               28,962
     Deferred federal income taxes                                        (3,089)               20,011
                                                                     ------------          ------------
 Total other comprehensive income (loss), net of tax                       5,735               (37,165)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $    92,173           $    30,335
                                                                     ============          ============


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                           Three Months Ended
                                                                               September 30,
                                                                     ----------------------------------
                                                                         2000                  1999
                                                                     ------------          ------------
NET EARNINGS                                                         $    40,937           $    21,565
                                                                     ------------          ------------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period        31,364               (28,887)
   Reclassification adjustment for gains included in net earnings           (187)                 (144)
                                                                     ------------          ------------

   Net unrealized gains (losses) on investment securities                 31,177               (29,031)

   Adjustments for:
     Policyholder liabilities                                             (8,164)               (1,064)
     Deferred policy acquisition costs                                   (10,118)                9,542
     Deferred federal income taxes                                        (4,512)                7,193
                                                                     ------------          ------------
 Total other comprehensive income (loss), net of tax                       8,383               (13,360)
                                                                     ------------          ------------
COMPREHENSIVE INCOME                                                 $    49,320           $     8,205
                                                                     ============          ============


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands, except common stock par value and shares)
(Unaudited)

                                                                                                  Accumulated
                                                                Additional                           other            Total
                                                 Common          paid-in           Retained       comprehensive    stockholder's
                                                 stock            capital          earnings           loss            equity
                                              -----------       -----------       -----------     -------------    -------------
BALANCE, JANUARY 1, 1999                      $    2,000        $  347,324        $  173,496      $       (230)    $    522,590

 Stock dividend paid to parent
   ($10 par value, 500 shares)                       500                                (500)

 Cash dividend paid to parent                                                       (135,000)                          (135,000)

 Net earnings                                                                         96,131                             96,131

 Other comprehensive loss, net of tax                                                                  (49,855)         (49,855)
                                              -----------       -----------       -----------     -------------    -------------
BALANCE, DECEMBER 31, 1999                         2,500           347,324           134,127           (50,085)         433,866

 Net earnings                                                                         86,438                             86,438

 Other comprehensive income, net of tax                                                                  5,735            5,735
                                              -----------       -----------       -----------     -------------    -------------
BALANCE, SEPTEMBER 30, 2000                   $    2,500        $  347,324        $  220,565      $    (44,350)    $    526,039
                                              ===========       ===========       ===========     =============    =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                             Nine Months Ended
                                                                                September 30,
                                                                     ----------------------------------
                                                                         2000                 1999
                                                                     ------------          ------------
Cash Flows From Operating Activities:
 Net earnings                                                        $    86,438           $    67,500
 Noncash items included in earnings:
  Amortization of deferred policy acquisition costs                       36,561                47,741
  Capitalization of policy acquisition costs                             (71,618)              (66,218)
  Accretion of investments                                                (1,010)               (1,277)
  Interest credited to policyholders' account balances                   123,946               131,977
  Provision (benefit) for deferred Federal income tax                      5,146                (2,693)
 (Increase) decrease in operating assets:
  Trading account securities                                                 621                  (286)
  Accrued investment income                                                  169                (3,506)
  Affiliated receivables                                                  (4,801)                 (260)
  Other                                                                    6,520                 2,865
 Increase (decrease) in operating liabilities:
  Claims and claims settlement expenses                                   16,867                17,733
  Other policyholder funds                                                (7,643)               (1,852)
  Liability for guaranty fund assessments                                 (5,063)                1,219
  Federal income taxes - current                                           8,128                (1,529)
  Unearned policy charge revenue                                          17,545                17,175
  Other                                                                    4,456               (10,431)
 Other operating activities:
  Net realized investment gains (excluding gains on cash and
   cash equivalents)                                                      (2,038)               (5,327)
                                                                     ------------          ------------
    Net cash and cash equivalents provided by operating activities       214,224               192,831
                                                                     ------------          ------------

Cash Flows From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                 135,791               509,012
  Maturities of available-for-sale securities                            200,777               306,155
  Purchases of available-for-sale securities                            (216,231)             (658,442)
  Sales of real estate held-for-sale                                       1,375                13,282
  Policy loans on insurance contracts                                    (21,895)               (9,821)
  Recapture of investments in separate accounts                              665                 9,018
  Investment in separate accounts                                         (2,110)               (5,326)
                                                                     ------------          ------------
    Net cash and cash equivalents provided by investing activities   $    98,372           $   163,878
                                                                     ------------          ------------


See accompanying notes to financial statements.                                             (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                               ---------------------------------
                                                                                   2000                  1999
                                                                               ------------         ------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
 Policyholder deposits (excludes internal policy replacement deposits)         $ 1,067,651          $   873,698
 Policyholder withdrawals (including transfers to/from separate accounts)       (1,328,551)          (1,143,944)
                                                                               ------------         ------------
   Net cash and cash equivalents used by financing activities                     (260,900)            (270,246)
                                                                               ------------         ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                           51,696               86,463

CASH AND CASH EQUIVALENTS:
 Beginning of year                                                                  92,181               95,377
                                                                               ------------         ------------
 End of period                                                                 $   143,877          $   181,840
                                                                               ============         ============

Supplementary Disclosure of Cash Flow Information:
 Cash paid for:
  Federal income taxes                                                         $    33,270           $   40,569
  Intercompany interest                                                                672                  455


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

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company maintains its statutory accounting records in conformity with accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas and the National Association of Insurance Commissioners. Statutory capital and surplus at September 30, 2000 and December 31, 1999 was $327 million and $268 million, respectively. For the nine month periods ended September 30, 2000 and 1999, statutory net income was $57 million and $70 million, respectively.

In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles ("Codification"). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, becomes effective January 1, 2001. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. Codification is not expected to have a material impact on the Company's capital requirements or statutory financial statements.

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

                                         September 30,    December 31,
                                             2000             1999
                                         -------------    ------------
 Assets:
  Fixed maturity securities              $    (77,931)    $   (90,586)
  Equity securities                           (15,856)        (27,578)
  Deferred policy acquisition costs            33,234          42,567
  Federal income taxes - deferred              23,880          26,969
  Other assets                                     (7)             (4)
  Separate Accounts assets                        861           1,028
                                         -------------    ------------
                                              (35,819)        (47,604)
                                         -------------    ------------
 Liabilities:
  Policyholders' account balances               8,531           2,481
                                         -------------    ------------
 Stockholder's equity:
  Accumulated other comprehensive loss   $    (44,350)    $   (50,085)
                                         =============    ============

 Net realized investment gains (losses), including changes in valuation allowances for the nine months ended September 30, were as follows:

                                         September 30,    September 30,
                                             2000             1999
                                         -------------    -------------

Available-for-sale securities             $   (2,313)      $   (2,763)
Trading account securities:
 Net realized investment gains                 5,587              807
 Net unrealized holding losses                (1,998)            (473)
Investment in Separate Accounts                   12              362
Real estate held-for-sale                        750            7,394
Cash and cash equivalents                          -              (17)
                                         -------------    -------------
Total net realized investment gains       $    2,038       $    5,310
                                         =============    =============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

In June 1999, the Financial Accounting Standards Board deferred for one year the effective date of the accounting and reporting requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in fair value for derivatives that do not qualify for hedge accounting are reported in earnings. The Company does not have any derivatives that qualify for hedge accounting.

The Company will adopt the provisions of SFAS No. 133 on January
1, 2001, and has undertaken initiatives to implement this standard. The Company does not expect SFAS No. 133 to have a material impact on its financial position or results of operations.


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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                         Three Months Ended           Nine Months Ended
                            September 30,               September 30,
                       -----------------------     -----------------------
                          2000         1999           2000         1999
                       ----------   ----------     ----------   ----------
Net Revenues (a):
  Life Insurance       $  40,843    $  33,303      $ 108,793    $  96,169
  Annuities               48,799       41,516        142,200      128,675
  Other                    3,471        2,950          8,714        9,203
                       ----------   ----------     ----------   ----------
Total Net Revenues     $  93,113    $  77,769      $ 259,707    $ 234,047
                       ==========   ==========     ==========   ==========
Net Earnings:
  Life Insurance       $  24,084    $   8,882      $  41,474    $  25,441
  Annuities               14,597       10,765         39,300       36,077
  Other                    2,256        1,918          5,664        5,982
                       ----------   ----------     ----------   ----------
Total Net Earnings     $  40,937    $  21,565      $  86,438    $  67,500
                       ==========   ==========     ==========   ==========

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2  Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month and nine month periods ended September 30, 2000 and 1999. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 1999 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 1999 10K.

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current nine month period, medium term interest rates decreased approximately 32 basis points as compared to December 1999, but increased 32 basis points as compared to September 1999.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first nine months of 2000, credit spreads widened approximately 39 basis points to end the period at 150 basis points. During the first nine months of 1999, credit spreads contracted approximately 3 basis points to end the period at 128 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first nine months of 2000, the U.S. equity market experienced increased volatility. Although all three indices reached historical highs at various points during the current nine month period, each index closed generally lower, on a daily basis, as compared to their respective levels at December 31, 1999. During the first nine months of 2000, the Dow, NASDAQ and S&P Index decreased 7.4%, 9.8% and 2.2%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits recorded increased $114 million (or 34%) to $454 million and $210 million (or 23%) to $1,143 million during the three and nine month periods ended September 30, 2000, respectively, as compared to the same periods in 1999. Life insurance premiums and annuity deposits collected, which exclude premiums recorded from internal tax-free exchanges, increased $104 million and $194 million during the current three and nine month periods, respectively, as compared to the equivalent periods in 1999. Variable annuity deposits continue to dominate the Company's sales by comprising 91% and 88% of total premiums recorded for the three and nine month periods ended September 30, 2000, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                      Premiums Collected                      Change
                                 -----------------------------     -----------------------------
                                 Third Quarter    Nine Months      Third Quarter    Nine Months
                                     2000            2000            2000-1999       2000-1999
                                 -------------   -------------     -------------   -------------
                                         ($ In Millions)                   ($ In Millions)

Variable Annuities               $        411    $      1,005      $        118    $        195

Modified Guaranteed Annuities               7              31                (6)             10

Variable Life Insurance                    35             104                 2               6

Other                                       1               3                 -              (1)
                                 -------------   -------------     -------------   -------------
  Total Premiums Recorded                 454           1,143               114             210

Internal tax-free Exchanges               (30)            (75)              (10)            (16)
                                 -------------   -------------     -------------   -------------
  Total Premiums Collected       $        424    $      1,068      $        104    $        194
                                 =============   =============     =============   =============

During the second quarter 2000, the Company introduced a new variable annuity product. This product contains certain features and investment options that differ from the Company's existing variable annuity product. Sales of the new variable annuity product, which was introduced in April, were $269 million during the six months ended September 30, 2000.

In addition to the introduction of the new variable annuity product, management believes that the following factors have had a positive impact on variable annuity sales:

  an increase in the number of annuity specialists supporting the Company's sales force sales force participation in annuity focus programs the generally favorable economic environment


Policy and contract surrenders increased $104 million (or 47%) and $214 million (or 32%) during the current three and nine month periods, respectively, compared to the equivalent periods in 1999 primarily due to an increase in variable annuity surrenders. During the three and nine month periods ended September 30, 2000, variable annuity surrenders increased $111 million (or 73%) and $237 million (or 66%), respectively, as compared to the same periods in 1999. These increases are primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

During the first nine months of 2000, separate accounts assets increased $355 million (or 2.8%) to $13.2 billion. Despite increased market volatility, positive investment performance in the variable products' underlying mutual fund investment options contributed $316 million to the increase in separate accounts assets.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2000, the Company's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of September 30, 2000, approximately $93 million (or 4.6%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At September 30, 2000, the Company held $84 million in emerging market securities with an approximate unrealized loss of $7.4 million.

During the current nine month period, the Company sold one real estate property with a carrying value of $0.6 million for a realized gain of $0.8 million.

Results of Operations

For the nine month periods ended September 30, 2000 and 1999, the Company reported net earnings of $86 million and $68 million, respectively. For the three month periods ended September 30, 2000 and 1999, the Company reported net earnings of $41 million and $22 million, respectively.

Net earnings derived from interest spread decreased $1.4 million and $5.4 million for the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. The reductions in interest spread are primarily a result of the Company's $135 million dividend payment to MLIG during the fourth quarter 1999, as well as the reduction of fixed rate contracts inforce.

Net realized investment gains increased $0.6 million and decreased $3.3 million during the three and nine month periods ended September 30, 2000, respectively, compared to equivalent periods during 1999. The following table provides the changes in net realized investment gains (losses) by type for each respective period:


                                 Three Months     Nine Months
Realized Gain (Loss)             2000 - 1999      2000 - 1999
--------------------             ------------     ------------
                                        ($ In Millions)

 Interest related                $      (0.8)     $      (7.7)  (1)
 Credit related                          0.2              8.1   (2)
 Trading account                         1.4              3.3   (3)
 Real estate                               -             (6.6)  (4)
 Investment in Separate Account         (0.2)            (0.4)
                                 ------------     ------------
                                         0.6             (3.3)
                                 ============     ============

    (1) The decreases in interest related gains are primarily attributable to reductions in invested asset market valuations as compared to the equivalent periods in 1999. The decreases in invested asset market valuations are primarily due to period-to-period increases in interest rates and credit spreads.

    (2) Credit related losses for the nine month period ended
        September 30, 1999 included book value writedowns and asset sales of several large security holdings.

    (3) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity security.

    (4) The nine month period ended September 30, 1999 included a $7.4 million gain on the sale of one real estate property.

Policy charge revenue increased $16.1 million (or 27%) and $34.3 million (or 20%) during the three and nine month periods ended September 30, 2000, respectively, compared to the same periods during 1999. During the current three month period, the Company revised its future gross profit assumptions on certain variable life business. The retrospective adjustment of the Company's unearned revenue liability resulted in a $4.6 million increase in policy charge revenue. Excluding this adjustment, policy charge revenue increased $11.5 million (or 20%) and $29.7 million (or 18%) during the current three and nine months periods, respectively, as compared to 1999. The increases in policy charge revenue are attributable to the increase in contract owners' variable account balances. Average variable account balances increased $2.0 billion (or 18%) during the current nine month period as compared to the same period in 1999.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity product. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The market value adjustment expense decreased $0.3 million (or 67%) and $1.8 million (or 88%) during the current three and nine month periods, respectively, primarily due to the higher interest rate environment as compared to the equivalent periods in 1999. The market value adjustment has an inverse relationship to changes in interest rates.

Policy benefits increased $1.2 million (or 15%) and $5.6 million (or 23%) during the current three and nine month periods, respectively, compared to equivalent periods in 1999. The increases are primarily due to an increase in the number of variable life death claims, an increase in the average net amount at risk per variable life death claim, and normal reserve increases for the mortality component of the Company's variable annuity products.

Reinsurance premium ceded increased $0.7 million (or 13%) and $1.6 million (or 10%) during the three and nine month periods ended September 30, 2000, respectively, compared to the same periods in 1999. These increases are attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs decreased $13.4 million (or 81%) and $11.2 million (or 23%) during the three and nine month periods ended September 30, 2000, respectively, compared to the equivalent periods in 1999. During the current three month period, the Company revised its future gross profit assumptions on certain life insurance business. The retrospective adjustment of the Company's deferred policy acquisition costs resulted in a $15.6 million decrease in amortization of deferred policy acquisition costs. Excluding this adjustment, amortization of deferred policy acquisition costs increased $2.2 million and $4.4 million during the current three and nine month periods, respectively, as compared to the same periods in 1999. These increases are primarily due to the growth in policy charge revenue.

Insurance expenses and taxes decreased $2.7 million (or 19%) and increased $2.3 million (or 6%) during the current three and nine month periods, respectively, compared to the same periods in 1999. During the current three month period, the Company's liability for guaranty fund assessments was determined to be in excess of amounts required resulting in a $5.8 million reduction in guaranty fund expenses. Excluding this adjustment, insurance expenses and taxes increased $3.1 million and $8.1 million during the current three and nine month periods, respectively, as compared to the same periods in 1999. These increases are primarily due to increases in certain employee compensation related expense allocations from Merrill Lynch & Co., expenditures related to financial systems enhancements, and non-capitalizable asset-based commissions paid on inforce life and annuity contracts.

Segment Information

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The current three and nine month period increases in net revenues and net earnings for the life insurance segment are primarily due to the retrospective adjustment of unearned revenue and deferred policy acquisition costs, noted above.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  MATTHEW J. RIDER

                                       -----------------------------------------

                                              Matthew J. Rider
                                            Senior Vice President and
                                            Chief Financial Officer

Date: November 14, 2000

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.          Description
-------        -----------

  27           Financial Data Schedule