Form 10-K405
period 2000-12-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2001-03-30
CIK 845091

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

                                 7 Roszel Road
                          Princeton, New Jersey 08540
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (609) 627-3700
                 -----------------------------------------------
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

         The Registrant is currently licensed in 49 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. During 2000, life insurance and annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 16%, Texas, 10%, North Carolina, 8%, California, 7%, and New Jersey, 6%, as measured by total contract owner deposits.

        The Registrant's life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. ("MLLA"), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), pursuant to a general agency agreement by and between the Registrant and MLLA. Sales are made by career life insurance agents whose sole responsibility is the sale and servicing of insurance, and by Financial Consultants of MLPF&S who are also licensed as insurance agents. At
December 31, 2000, approximately 11,400 agents of MLLA were authorized to act for the Registrant.

Item 2. Properties.

        The Registrant's home office is located in Little Rock, Arkansas. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. Merrill Lynch Insurance Group Services, Inc. ("MLIGS"), an affiliate of MLIG, owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. MLIG occupies certain office space in Princeton, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG.

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

         During 2000 and 1999, the Registrant paid ordinary dividends of $26,518,000 and $29,207,000, respectively, and extraordinary dividends of $38,482,000 and $105,793,000, respectively, to MLIG. The extraordinary dividends were paid pursuant to approval granted by the Arkansas Insurance Commissioner. In 1999, Registrant paid a stock dividend of 500,000 common shares to MLIG.
No other cash or stock dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant's financial statements.

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

In addition to providing historical information, Merrill Lynch Life may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond Merrill Lynch Life's control, affect the operations, performance, business strategy, and results of Merrill Lynch Life and could cause actual results and experience to differ materially from the expectations and objectives expressed in these statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. MERRILL LYNCH LIFE UNDERTAKES NO RESPONSIBILITY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.

BUSINESS ENVIRONMENT

Merrill Lynch Life conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring.

The financial services industry continues to be affected by the intensifying competitive environment as demonstrated by consolidation through mergers and acquisitions, competition from new entrants, and traditional competitors using the internet or other technology to establish or expand their businesses. In addition, the Gramm-Leach-Bliley Act, passed in 1999, represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by repealing Depression-era barriers between commercial banking, investment banking, and insurance activities. This legislation, together with other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

Demographically, the population is aging, which favors life insurance and annuity products. However, current tax legislative proposals, which are in various stages of the political process, may have a material impact on the life insurance industry by reducing the need for certain products used in estate planning and/or reducing the tax advantages associated with certain products.

ECONOMIC ENVIRONMENT

Merrill Lynch Life's financial position and/or results of operations are primarily impacted by the following economic factors:

-  fluctuations in medium term interest rates
-  fluctuations in credit spreads
-  equity market performance

Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2000, medium term interest rates decreased approximately 111 basis points to yield, on average, 5.13% at December 31, 2000. Although medium term interest rates decreased on a year-to-year basis they were, on average, higher during 2000 as compared to 1999. The average medium term yield during 2000 was 6.07% as compared to 5.47% during 1999.

Merrill Lynch Life defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During 2000, credit spreads widened approximately 67 basis points to end the year at 178 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During 2000, the U.S. equity market experienced increased volatility, particularly during the fourth quarter, and all three indices closed significantly lower from their respective levels at December 31, 1999. During 2000, the Dow, NASDAQ and S&P Index decreased 6.2%, 39.3% and 10.1%, respectively. The investment performance in the underlying mutual funds supporting Merrill Lynch Life's variable products do not replicate the returns on any specific U.S. equity market index; however investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

SUMMARY

Merrill Lynch Life sells variable and interest-sensitive life insurance and annuity products through Merrill Lynch & Co.'s retail network of Financial Consultants. Merrill Lynch Life competes for Merrill Lynch & Co.'s clients' life insurance and annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.'s retail network ("non-proprietary products"), and with insurers who solicit this business directly. The product lines that Merrill Lynch Life offers are focused in the highly competitive market segments of retirement and estate planning. Merrill Lynch Life competes in these market segments by integrating its products into Merrill Lynch & Co.'s planning-based financial management program.

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

Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuities, modified guaranteed annuities and variable life insurance products. These products are designed to address the retirement and estate planning needs of Merrill Lynch & Co.'s clients. There are two types of variable annuity products, one with a surrender charge provision and one without, that provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The modified guaranteed annuity products provide guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period. Merrill Lynch Life offers two primary types of variable life insurance. These products allow the contract owner to allocate the cash value of the policy to underlying diversified mutual fund portfolios. The first type of variable life insurance product adopts a universal life design and is primarily utilized in the clients' estate planning strategies. The second type of variable life insurance product provides life insurance protection with maximum cash value accumulation. The following table summarizes Merrill Lynch Life's sales activity for the three years ending December 31, 2000:

                                               (In Millions)                % Change
                                      ------------------------------- --------------------------
                                         2000       1999      1998    2000 - 1999   1999 - 1998
                                      ---------- --------- ---------- ------------- ------------

Variable Annuities:

  With surrender charge provision      $   939.8  $ 1,099.3 $ 1,001.3      (15%)         10%

  Without  surrender charge provision      472.4          -         -      100%           -
                                      ---------- --------- ---------- ------------- ------------

                                         1,412.2    1,099.3   1,001.3       28%          10%
                                      ---------- --------- ---------- ------------- ------------

Modified Guaranteed Annuities               42.5       34.6      14.4       23%         140%

Variable Life Insurance:

 Estate Planning                            86.0       74.5      59.9       15%          24%

 Cash Value Accumulation                    47.3       61.4      80.0      (23%)        (23%)
                                      ---------- --------- ---------- ------------- ------------
                                           133.3      135.9     139.9       (2%)         (3%)
                                      ---------- --------- ---------- ------------- ------------

Other                                        5.3        7.3       8.9      (27%)        (18%)
                                      ---------- --------- ---------- ------------- ------------


 Total Direct Premiums Collected       $ 1,593.3  $ 1,277.1 $ 1,164.5       25%          10%
                                      ========== ========= ========== ============= ============

Merrill Lynch Life's total sales increased 25% during 2000, as compared to a 10% increase during 1999. During 2000, variable annuity sales increased $312.9 million (or 28%) as compared to 1999, and continued to dominate overall sales by comprising 89%, 86%, and 86% of total direct premiums collected for 2000, 1999, and 1998, respectively. Variable annuity sales were favorably impacted by the introduction of a new variable annuity product during April 2000. This product offers certain features that differentiate it from Merrill Lynch Life's existing variable annuity product including no surrender charge provision, free asset allocation, and alternative death benefit options. Additionally, the new variable annuity product contains nine investment options that are not available on the existing product, including seven investment options managed by unaffiliated investment advisors.

Management also attributes the continued strength in variable annuity sales to the seasoning of Merrill Lynch Life's annuity specialists within its distribution structure. During 1997, Merrill Lynch Life changed its distribution structure. Previously, specialists supporting the sales force were responsible for both life and annuity products. Beginning in 1997 and culminating during the second quarter 1998, Merrill Lynch Life created two specialist positions within each sales district where it was geographically feasible. One specialist is responsible for estate planning life insurance products while the other specialist is responsible for annuity products. This increase in the number of product specialists has resulted in a greater and more focused coverage of Merrill Lynch Life's sales force. In management's view, Merrill Lynch Life is beginning to realize the benefits resulting from the implementation of this distribution structure.

Management believes that variable annuity sales are impacted by the performance of the equity markets, therefore future variable annuity sales could be negatively impacted by:
-  increased equity market volatility, or
- a continuation in the decline in the equity markets from what was experienced during 2000

As previously stated, one of Merrill Lynch Life's core goals is to provide superior customer service to its clients. As evidence of Merrill Lynch Life's commitment towards this goal Merrill Lynch Life received the 2000, 1999, 1998 and 1997 DALBAR Annuity Service Award for its Retirement Plus variable annuity.

Merrill Lynch & Co. offers for sale numerous non-proprietary variable annuity products. Merrill Lynch Life's market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 43%, 37% and 41% for 2000, 1999 and 1998, respectively.

Merrill Lynch & Co. offers an optional asset allocation service to Merrill Lynch Life's variable annuity contract owners. An investment advisor allocates the participating contract owner's account value among the available underlying mutual fund portfolios based on the contract owner's investment objectives and risk tolerance. Merrill Lynch Life does not receive any financial remuneration from Merrill Lynch & Co. for this service; however, management believes that its availability has had a positive effect on variable annuity sales volume.

During 2000, modified guaranteed annuity sales increased $7.9 million (or 23%) as compared to 1999. Sales of modified guaranteed annuities are reflective of the current interest rate environment and will generally increase and decrease in a direct relationship with the increase and decrease in interest rates. The majority of current year modified guaranteed annuity sales were concentrated during the first half of 2000 when interest rates were generally higher than the remainder of 2000 and the equivalent period in 1999.

Total variable life insurance sales decreased 2% during 2000 as compared to 1999. However, sales of Merrill Lynch Life's estate planning product increased $11.5 million (or 15%) during 2000. Sales of this product have benefited from the changes implemented in Merrill Lynch Life's distribution structure, noted above. Sales of Merrill Lynch Life's cash accumulation product decreased 23% during 2000. Marketing efforts for this type of product were de-emphasized during 2000 as Merrill Lynch Life developed a new single premium variable life product ("SPVL") that is designed to replace the existing single premium and multi-premium cash accumulation products. The introduction of the SPVL product is scheduled for first quarter 2001.

During 2000, policy and contract surrenders increased $239.2 million (or 25%) to $1.2 billion as compared to 1999 primarily due to an increase in variable annuity surrenders. During 2000, variable annuity surrenders increased $300.9 million (or 59%) to $810.5 million. This increase is primarily a result of the anticipated increase in surrender activity due to an increase in the number of contracts reaching the end of their surrender charge period as compared to 1999.

FINANCIAL CONDITION

At December 31, 2000, Merrill Lynch Life's assets were $16.5 billion, or $574.5 million lower than the $17.1 billion in assets at December 31, 1999 primarily due to a decrease in separate account assets. Separate account assets decreased $497.8 million (or 4%) primarily due to unfavorable investment performance during the fourth quarter 2000 associated with the general decline in the U.S. equity market. Changes in separate account assets for the first three quarters of 2000 and the fourth quarter 2000 were as follows:

                                                     1Q00-3Q00      4Q00          Total
                                                     ----------    ---------     ---------

  Investment performance - variable products        $  315.9      $ (920.3)     $ (604.4)

  Net cash inflow - variable products                   37.5          68.9         106.4

  Net change in seed money                               1.3          (1.1)          0.2
                                                    ------------  -----------   -----------
                                                    $  354.7      $ (852.5)     $ (497.8)
                                                    ============  ===========   ===========


Assets excluding separate account assets ("general account assets") decreased $76.7 million primarily due to the $65.0 million dividend payment to MLIG and the reduction in the number of fixed rate contracts inforce. Partially offsetting the decline in general account assets was the increase in market values of investment securities associated with the decreasing interest rate environment. During 2000, market values on invested assets increased $64.5 million. After adjusting for deferred policy acquisition costs and deferred federal income taxes, total general account assets increased $31.6 million as a result of the year-to-year decrease in interest rates.





As a result of increased premiums during 2000, Merrill Lynch Life experienced contract owner deposits that exceeded withdrawals by $19.5 million. The components of contract owner transactions were as follows:

(In Millions)                                                        2000
                                                                 ------------

Premiums collected                                               $  1,593.3
Internal tax-free exchanges                                          (123.5)
                                                                 ------------
   Net contract owner deposits                                      1,469.8

Contract owner withdrawals                                          1,813.9
Net transfers to/from separate accounts                              (363.6)
                                                                 ------------
   Net contract owner withdrawals                                   1,450.3
                                                                 ------------

Net contract owner activity                                      $     19.5
                                                                 ============

Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life's investment in non-investment grade fixed maturity securities and real estate are below the industry average. The following schedule identifies Merrill Lynch Life's general account invested assets by type:


Policy Loans ............................................................................  34%
Investment Grade Fixed Maturity Securities (Rated A or higher)...........................  33%
Investment Grade Fixed Maturity Securities (Rated BBB)...................................  22%
Equity Securities .......................................................................   6%
Non-Investment Grade Fixed Maturity Securities ..........................................   3%
Trading Account Securities ..............................................................   1%
Real Estate .............................................................................   1%
                                                                                         ------
                                                                                          100%
                                                                                         ======


Merrill Lynch Life's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $99.4 million as of December 31, 2000. At December 31, 2000, approximately 78% of Merrill Lynch Life's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Merrill Lynch Life has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Eastern Europe, Latin America and Mexico. At December 31, 2000, Merrill Lynch Life held $84.4 million in emerging market securities with an approximate unrealized loss of $6.7 million.

During 2000, Merrill Lynch Life sold one real estate property with a carrying value of $0.6 million for a realized gain of $0.8 million.

As of December 31, 2000, Merrill Lynch Life had 38,904 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.85% during 2000. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 6.84% during 2000. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 12% as compared to 1999.

Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2000, Merrill Lynch Life had accrued an estimated net liability for future guaranty fund assessments of $10.3 million. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. During 2000, Merrill Lynch Life determined that its estimated liability was in excess of amounts required to fund future assessments and reduced the liability by $5.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Merrill Lynch Life's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2000, Merrill Lynch Life's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2000 and 1999, based on the RBC formula, Merrill Lynch Life's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

Merrill Lynch Life has received claims paying ability ratings from the major insurance rating agencies as follows: A.M. Best - "A+" and Standard and Poors - "AA-".

Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks Merrill Lynch Life assumes, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid cash dividends to MLIG of $65.0 million and $135.0 million during 2000 and 1999, respectively. Merrill Lynch Life also paid a $0.5 million stock dividend during 1999. No cash or stock dividends were paid during 1998.

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

2000 compared to 1999

Merrill Lynch Life recorded net earnings of $125.7 million and $96.1 million for 2000 and 1999, respectively.

Policy charge revenue increased $35.2 million (or 15%) during 2000 as compared to 1999. The increase in policy charge revenue is primarily attributable to the increase in average variable account balances. During 2000, average variable account balances increased $1.6 billion (or 14%) as compared to 1999. During the same time period, asset based policy charges increased $25.1 million (or 16%) consistent with the growth in the average variable account balances. Non-asset based policy charges increased $10.1 million (or 13%) during 2000 as compared to 1999 primarily due to an increase in cost of insurance charges collected on variable life insurance contracts.

Net earnings derived from interest spread decreased $3.0 million during 2000 as compared to 1999. The reduction in net earnings derived from interest spread is primarily attributable to stockholder dividend payments and the reduction in fixed rate contracts inforce.

Merrill Lynch Life experienced net realized investment gains of $0.1 million and $8.9 million during 2000 and 1999, respectively. The following table provides net realized investment gains (losses) by type:


       Realized Gain (Loss)                    2000       1999     Difference
      ------------------------               ---------  ---------  ----------
      Interest related gains                   $ 0.3       $ 7.8      $ (7.5)    (1)
      Credit related losses                     (3.3)      (11.6)        8.3     (2)
      Trading account                            2.3         4.8        (2.5)    (3)
      Real estate                                0.8         7.4        (6.6)    (4)
      Investment in Separate Accounts              -         0.5        (0.5)
                                             ---------  ---------  ----------
                                               $ 0.1       $ 8.9      $ (8.8)
                                             =========  =========  ==========


       (1) The decrease in interest related gains is primarily attributable to a 76% reduction in sales of investments supporting fixed rate contracts. The decrease in current year sales is due to lower surrender activity on fixed rate products as compared to 1999, as well as an overall reduction in trading activity.

       (2) Prior year credit related losses included book value writedowns and asset sales of several large security holdings.

       (3) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

       (4) Merrill Lynch Life sold one property during 1999 that resulted in a $7.4 million gain.

The market value adjustment expense is attributable to Merrill Lynch Life's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2000, the market value adjustment expense decreased $1.9 million (or 80%) as compared to 1999, primarily due to the generally higher interest rate environment during 2000 as compared to 1999. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits decreased $11.4 million (or 34%) as compared to 1999, primarily due to a reduction in mortality benefit accrual accumulations.

Reinsurance premium ceded increased $2.2 million (or 10%) during 2000. The increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs decreased $12.1 million (or 18%) during 2000 as compared to 1999. The retrospective adjustment of deferred policy acquisition costs that occurred during 2000 resulted in a $14.5 million decrease in amortization of deferred policy acquisition costs. Excluding this adjustment, amortization of deferred policy acquisition costs increased $2.4 million as compared to 1999 primarily due to the growth in policy charge revenue.

Insurance expenses and taxes increased $4.2 million (or 8%) during 2000 as compared to 1999. During 2000, Merrill Lynch Life's liability for guaranty fund assessments was determined to be in excess of amounts required resulting in a $5.8 million reduction in guaranty fund expenses. Excluding this adjustment, insurance expenses and taxes increased $10.0 million during 2000 as compared to 1999. The increase is primarily due to increases in employee related expense allocations from Merrill Lynch & Co., expenditures related to financial systems enhancements, and non-capitalizable asset-based commissions paid on inforce life and annuity contracts.

1999 compared to 1998

Merrill Lynch Life recorded net earnings of $96.1 million and $92.8 million for 1999 and 1998, respectively.

Policy charge revenue increased $35.4 million (or 18%) during 1999 as compared to 1998. The increase in policy charge revenue is primarily attributable to the increase in contract owners' variable account balances. During 1999, average variable account balances increased $1.5 billion (or 15%) as compared to 1998. During the same time period, asset based policy charges increased $22.2 million (or 17%) consistent with the growth in the average variable account balances. Non-asset based policy charges increased $13.2 million (or 20%) during 1999 as compared to 1998. Approximately $5.5 million of the increase is attributable to the retrospective adjustment of Merrill Lynch Life's unearned revenue liability during 1998. Excluding this adjustment, non-asset based policy charges increased 11% as compared to 1998 primarily due to an increase in cost of insurance charges.

Net earnings derived from interest spread increased $1.6 million during 1999 as compared to 1998. The increase in interest spread is primarily due to a $1.5 million increase in real estate income. Overall, net investment income and interest credited to contract owners' account balances continue to decline due to this reduction in fixed rate contracts inforce.

Merrill Lynch Life experienced net realized investment gains of $8.9 million and $12.5 million during 1999 and 1998, respectively. The following table provides net realized investment gains (losses) by type:


       Realized Gain (Loss)                 1999       1998     Difference
      ------------------------            ---------  ---------  ----------
      Interest related gains                $  7.8     $ 17.9     $ (10.1)   (1)
      Credit related losses                  (11.6)     (15.1)        3.5    (2)
      Trading account                          4.8        1.4         3.4    (3)
      Real estate                              7.4        8.3        (0.9)   (4)
      Investment in Separate Accounts          0.5          -         0.5    (5)
                                          ---------  ---------  ----------
                                            $  8.9     $ 12.5     $  (3.6)
                                          =========  =========  ==========


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

      (3) Merrill Lynch Life's trading account, which is comprised of convertible debt and equity securities, was positively impacted by favorable equity market performance, particularly during December 1999.

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



      Segment               2000               1999               1998
      -------               ----               ----               ----

Life Insurance             $53.0              $35.7              $34.6
Annuities                   66.3               49.6               52.5
Other                        6.4               10.8                5.7


The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life's consolidated financial condition and results of operations presented herein.

Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2000.

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

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life's model:

                                 Change in Fair
                                     Value
                                 (In Millions)
                                ----------------
Change in Interest Rates         2000     1999
------------------------        -------  -------
+ 100 basis points              ($16.1)  ($24.3)
+ 50 basis points               ($7.6)   ($11.9)
- 50 basis points                $6.6     $11.3
- 100 basis points               $12.3    $21.8

Merrill Lynch Life's model is based on existing business inforce as of year-end 2000 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

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

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life's model:

                            Change in Fair
                               Value
                            (In Millions)
                          -----------------
Change in Credit Spreads    2000      1999
------------------------  -------   -------
+ 50 basis points         ($34.8)   ($38.5)
+ 10 basis points          ($7.0)    ($8.2)
- 10 basis points           $7.0      $7.4
- 50 basis points          $35.0     $38.6

Merrill Lynch Life's model is based on existing business inforce as of year-end 2000 without considering the impact of new life insurance and annuity sales on assets. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate Merrill Lynch Life's exposure to credit spread risk on these products. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Financial Statements and Exhibits.

             (1) The following financial statements of the Registrant are filed as part of this report:

             a.     Independent Auditors' Report dated February 27, 2001.

             b.     Balance Sheets at December 31, 2000 and 1999.

             c. Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998.

             d. Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998.

             e. Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998.

             f. Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998.

             g. Notes to Financial Statements for the Years Ended December 31, 2000, 1999 and 1998.

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

             23.1 Written consent of Deloitte & Touche, LLP, independent auditors, is filed herewith.

             24.1 Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 24(b) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

             24.2 Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(e) to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)

             24.3 Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant's registration statement on Form S-1, File No. 33-58303, filed March 26, 1996.)

             24.4 Power of attorney of Matthew J. Rider (Incorporated by reference to Merrill Lynch Variable Life Separate Account's Pre-Effective Amendment No. 1 to Form S-6, Registration
                    No. 333-47844, filed October 12, 2000.)

             (b)    Reports on Form 8-K.

                    No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2000.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ........................................................................

Balance Sheets at December 31, 2000 and 1999 ........................................................

Statements of Earnings for the Years Ended December 31, 2000, 1999 and 1998..........................

Statements of Comprehensive Income for the Years Ended December 31, 2000, 1999 and 1998..............

Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999 and 1998 .............

Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998........................

Notes to Financial Statements for the Years Ended December 31, 2000, 1999 and 1998 ..................

INDEPENDENT AUDITORS' REPORT



The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2000 and 1999, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE LLP

NEW YORK, NEW YORK
February 27, 2001






MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
(Dollars in thousands, except common stock par value and shares)

ASSETS                                                                          2000                 1999
------                                                                     -------------       --------------
INVESTMENTS:
 Fixed maturity securities, at estimated fair value
   (amortized cost: 2000 - $2,050,333; 1999 - $2,228,921)                  $   2,012,016       $    2,138,335
 Equity securities, at estimated fair value
   (cost: 2000 - $229,045; 1999 - $214,153)                                      215,030              186,575
 Trading account securities, at estimated fair value                              24,859               22,212
 Real estate held-for-sale                                                        19,447               20,072
 Policy loans on insurance contracts                                           1,193,690            1,159,163
                                                                           -------------       --------------
   Total Investments                                                           3,465,042            3,526,357


CASH AND CASH EQUIVALENTS                                                         92,730               92,181
ACCRUED INVESTMENT INCOME                                                         71,001               73,167
DEFERRED POLICY ACQUISITION COSTS                                                494,088              475,915
FEDERAL INCOME TAXES - DEFERRED                                                   10,902               37,383
REINSURANCE RECEIVABLES                                                            3,090                4,194
AFFILIATED RECEIVABLES - NET                                                         667                  287
RECEIVABLES FROM SECURITIES SOLD                                                   2,578                  566
OTHER ASSETS                                                                      40,614               47,437
SEPARATE ACCOUNTS ASSETS                                                      12,362,798           12,860,562

                                                                          --------------       --------------
TOTAL ASSETS                                                              $   16,543,510       $   17,118,049
                                                                          ==============       ==============










See accompanying notes to financial statements.







LIABILITIES AND STOCKHOLDER'S EQUITY                                            2000                1999
------------------------------------                                       -------------       --------------
LIABILITIES:
 POLICYHOLDER LIABILITIES AND ACCRUALS:
   Policyholders' account balances                                         $   3,421,873       $    3,587,867
   Claims and claims settlement expenses                                          85,673               85,696
                                                                           --------------      ---------------
    Total policyholder liabilities and accruals                                3,507,546            3,673,563

 OTHER POLICYHOLDER FUNDS                                                         17,678               25,095
 LIABILITY FOR GUARANTY FUND ASSESSMENTS                                          10,250               14,889
 FEDERAL INCOME TAXES - CURRENT                                                    5,134               12,806
 PAYABLES FOR SECURITIES PURCHASED                                                 1,328                  339
 UNEARNED POLICY CHARGE REVENUE                                                  101,182               77,663
 OTHER LIABILITIES                                                                32,074               25,868
 SEPARATE ACCOUNTS LIABILITIES                                                12,356,035           12,853,960
                                                                          ---------------      ---------------
    Total Liabilities                                                         16,031,227           16,684,183
                                                                          ---------------      ---------------
STOCKHOLDER'S EQUITY:
 Common stock ($10 par value; authorized: 1,000,000 shares; issued and
  outstanding: 250,000 shares)                                                     2,500                2,500
 Additional paid-in capital                                                      347,324              347,324
 Retained earnings                                                               194,808              134,127
 Accumulated other comprehensive loss                                            (32,349)             (50,085)
                                                                          ---------------      ---------------
    Total Stockholder's Equity                                                   512,283              433,866
                                                                          ---------------      ---------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                $   16,543,510       $   17,118,049
                                                                          ===============      ===============


MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                                  2000            1999            1998
                                                                              -----------     ------------     ------------
REVENUES:
 Policy charge revenue                                                        $   268,252     $   233,029      $   197,662
 Net investment income                                                            239,173         253,835          272,038
 Net realized investment gains                                                         59           8,875           12,460
                                                                              -----------     ------------     ------------
     Total Revenues                                                               507,484         495,739          482,160
                                                                              -----------     ------------     ------------
BENEFITS AND EXPENSES:
 Interest credited to policyholders' account balances                             164,216         175,839          195,676
 Market value adjustment expense                                                      481           2,400            5,528
 Policy benefits (net of reinsurance recoveries: 2000 - $14,594;
   1999 - $14,175; 1998 - $9,761)                                                  21,616          32,983           31,891
 Reinsurance premium ceded                                                         23,913          21,691           19,972
 Amortization of deferred policy acquisition costs                                 53,523          65,607           44,835
 Insurance expenses and taxes                                                      57,592          53,377           51,735
                                                                              -----------     ------------     ------------
     Total Benefits and Expenses                                                  321,341         351,897          349,637
                                                                              -----------     ------------     ------------
     Earnings Before Federal Income Tax Provision                                 186,143         143,842          132,523

FEDERAL INCOME TAX PROVISION (BENEFIT):
 Current                                                                           43,531          48,846           40,535
 Deferred                                                                          16,931          (1,135)            (773)
                                                                              -----------     ------------     ------------
     Total Federal Income Tax Provision                                            60,462          47,711           39,762
                                                                              -----------     ------------     ------------

NET EARNINGS                                                                  $   125,681     $    96,131      $    92,761
                                                                              ===========     ============     ============










See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                                  2000           1999              1998
                                                                              -----------     -----------      -----------
NET EARNINGS                                                                  $  125,681      $   96,131       $   92,761
                                                                              -----------     -----------      -----------
OTHER COMPREHENSIVE INCOME (LOSS):

 Net unrealized gains (losses) on available-for-sale securities:
   Net unrealized holding gains (losses) arising during the period                64,027        (143,202)         (31,718)
   Reclassification adjustment for (gains) losses included in net earnings           428          (8,347)         (15,932)
                                                                              -----------     -----------      -----------
    Net unrealized gains (losses) on investment securities                        64,455        (151,549)         (47,650)

   Adjustments for:
              Policyholder liabilities                                           (13,859)         31,959           14,483
              Deferred policy acquisition costs                                  (23,310)         42,890            5,129
              Deferred federal income taxes                                       (9,550)         26,845            9,813
                                                                              -----------     -----------      -----------
 Total other comprehensive income (loss), net of tax                              17,736         (49,855)         (18,225)
                                                                              -----------     -----------      -----------
COMPREHENSIVE INCOME                                                          $  143,417      $   46,276       $   74,536
                                                                              ===========     ===========      ===========





















See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands, except common stock par value and shares)

                                                                                                   Accumulated
                                                              Additional                              other              Total
                                              Common           paid-in           Retained         comprehensive      stockholder's
                                              stock            capital           earnings         income (loss)         equity
                                            ----------        ----------        ----------        -------------      -------------
BALANCE, JANUARY 1, 1998                    $   2,000         $  347,324        $  80,735         $     17,995       $    448,054

 Net earnings                                                                      92,761                                  92,761
 Other comprehensive loss, net of tax                                                                  (18,225)           (18,225)
                                            ----------        ----------        ----------        -------------      -------------
BALANCE, DECEMBER 31, 1998                      2,000            347,324          173,496                 (230)           522,590

 Stock dividend paid to parent
   ($10 par value, 50,000 shares)                 500                                (500)                                      -
 Cash dividend paid to parent                                                    (135,000)                               (135,000)
 Net earnings                                                                      96,131                                  96,131
 Other comprehensive loss, net of tax                                                                  (49,855)           (49,855)
                                            ----------        ----------        ----------        -------------      -------------
BALANCE, DECEMBER 31, 1999                      2,500            347,324          134,127              (50,085)           433,866

 Cash dividend paid to parent                                                     (65,000)                                (65,000)
 Net earnings                                                                     125,681                                 125,681
 Other comprehensive income, net of tax                                                                 17,736             17,736
                                            ----------        ----------       -----------       --------------      -------------
BALANCE, DECEMBER 31, 2000                  $   2,500         $  347,324       $  194,808        $     (32,349)      $    512,283
                                            ==========        ==========       ===========       ==============      =============

















See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Dollars in thousands)

                                                                           2000                 1999                 1998
                                                                       -----------          -----------          -----------
Cash Flows From Operating Activities:
 Net earnings                                                          $  125,681           $   96,131           $   92,761
 Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                       53,523               65,607               44,835
   Capitalization of policy acquisition costs                             (95,006)             (92,992)             (80,241)
   Accretion of investments                                                (1,338)              (1,649)              (5,350)
   Interest credited to policyholders' account balances                   164,216              175,839              195,676
   Provision (benefit) for deferred Federal income tax                     16,931               (1,135)                (773)
 (Increase) decrease in operating assets:
   Trading account securities                                                (372)                (154)                (287)
   Accrued investment income                                                2,166                  292                4,765
   Affiliated receivables                                                    (380)                (287)                 166
   Other                                                                    7,931               (2,230)               1,565
 Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                                      (23)              21,771               13,351
   Other policyholder funds                                                (7,417)               4,293               (6,358)
   Liability for guaranty fund assessments                                 (4,639)               1,025               (1,510)
   Federal income taxes - current                                          (7,672)              (3,034)              (8,598)
   Affiliated payables                                                          -                 (822)                 822
   Unearned policy charge revenue                                          23,519               22,428               23,133
   Other                                                                    6,206                1,595                1,941
 Other operating activities:
   Net realized investment gains (excluding gains on cash and
    cash equivalents)                                                         (60)              (8,892)             (12,460)
                                                                       -----------          -----------          -----------
    Net cash and cash equivalents provided by operating activities        283,266              277,786              263,438
                                                                       -----------          -----------          -----------
Cash Flow From Investing Activities:
 Proceeds from (payments for):
  Sales of available-for-sale securities                                  143,373              595,836              893,619
  Maturities of available-for-sale securities                             260,953              378,914              451,759
  Purchases of available-for-sale securities                             (243,292)            (748,436)          (1,028,086)
  Sales of real estate held-for-sale                                        1,375               13,282               14,135
  Policy loans on insurance contracts                                     (34,527)             (19,707)             (21,317)
  Recapture of investment in separate accounts                                665               12,267                    -
  Investment in separate accounts                                          (2,195)              (5,381)             (12,000)
                                                                       -----------          -----------          -----------
    Net cash and cash equivalents provided by investing activities        126,352              226,775              298,110
                                                                       -----------          -----------          -----------





See accompanying notes to financial statements.                    (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(Continued) (Dollars in thousands)

                                                                            2000                1999                 1998
                                                                        ------------        -------------       -------------
Cash Flows from Financing Activities:
 Proceeds from (payments for):
  Dividends paid to parent                                              $   (65,000)        $   (135,000)        $         -
  Policyholder deposits                                                   1,469,839            1,196,120           1,042,509
  Policyholder withdrawals (including transfers to/from separate         (1,813,908)          (1,568,877)         (1,595,068)
   accounts)                                                            ------------        -------------        ------------

   Net cash and cash equivalents used by financing activities              (409,069)            (507,757)           (552,559)
                                                                        ------------        -------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            549               (3,196)              8,989

CASH AND CASH EQUIVALENTS
 Beginning of year                                                           92,181               95,377              86,388
                                                                        ------------        -------------        ------------
 End of year                                                            $    92,730         $     92,181         $    95,377
                                                                        ============        =============        ============
Supplementary Disclosure of Cash Flow
Information:
 Cash paid to affiliates for:
   Federal Federal income taxes                                            $ 51,203             $ 51,880             $ 49,133
   Intercompany Interest                                                        850                  688                  860























See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group,
Inc.)

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)


 NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Basis of Reporting: The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and prevailing industry practices, both of which require management to make estimates that affect the reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

  For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

  To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

  Revenue Recognition: Revenues for variable annuity contracts consist of policy charges for mortality and expense risks, administration fees, withdrawal charges, and annual contract maintenance charges.

  Revenues for variable life insurance contracts consist of policy charges for mortality and expense risks, cost of insurance fees, withdrawal charges, and amortization of front-end and deferred sales charges.

  Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance - not currently marketed) consist of investment income and withdrawal charges.

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

  For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the dividend declaration date. Realized gains and losses on the sale or maturity of the investments are determined on the basis of specific identification. Investment transactions are recorded on the trade date.

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

  Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing inforce policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

  During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provides for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions are capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                                   2000              1999              1998
                                ----------        ----------        ----------
  Beginning balance             $ 102,074         $ 101,793         $ 102,252
  Capitalized amounts              10,891            11,759             6,085
  Interest accrued                  7,656             7,634             7,669
  Amortization                    (15,118)          (19,112)          (14,213)
                                ----------        ----------        ----------
  Ending balance                $ 105,503         $ 102,074         $ 101,793
                                ==========        ==========        ==========

  The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                    2001        $5,741
                    2002        $5,438
                    2003        $5,471
                    2004        $5,844
                    2005        $6,179

  Separate Accounts: Separate Accounts are established in conformity with Arkansas State Insurance law, the Company's domiciliary state, and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. At December 31, 2000 and 1999, the Company's Separate Accounts assets exceeded Separate Accounts liabilities by $6,763 and $6,602, respectively. This excess represents the Company's temporary investment in certain Separate Accounts investment divisions that were made to facilitate the establishment of those investment divisions.

  Net investment income and net realized and unrealized gains
  (losses) attributable to Separate Accounts assets accrue directly to contract owners and are not reported as revenue in the Company's Statement of Earnings.

  Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract owners, are shown as separate captions in the balance sheets.

  Policyholders' Account Balances: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

  Interest-sensitive life products        4.00% - 4.85%
  Interest-sensitive deferred annuities   4.00% - 8.07%
  Immediate annuities                     3.00% - 11.00%

  These rates may be changed at the option of the Company, subject to minimum guarantees, after initial guaranteed rates expire.

  Claims and Claims Settlement Expenses: Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported those claims. Additionally, the Company has established a mortality benefit accrual for its variable annuity products.

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

  Accounting Pronouncements: On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value of derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined in SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of derivatives will be recorded in earnings. The adoption of SFAS No. 133 will not have a material impact on the Company's financial position or results of operations.

  During 2000, the Company early adopted the provisions of Emerging Issues Task Force 99-20, Recognition of Interest Income and Impairment on Certain Investments ("EITF 99-20"). EITF 99-20 requires the Company to write-down certain asset-backed securities to fair value through earnings if:

    1. the estimated cash flows of the asset-backed security have decreased since the last estimate was made (other than as a result of interest rate resets), and
    2.  the fair value is less than amortized cost

  During 2000, the Company recorded investment write-downs of $750 due to the adoption of EITF 99-20.


 NOTE 2.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

  Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                    2000           1999
    Assets:                                      -----------    ------------
    Fixed maturity securities (1)               $ 2,012,016    $  2,138,335
    Equity securities (1), (2)                      215,030         186,575
    Trading account securities (1)                   24,859          22,212
    Policy loans on insurance contracts (3)       1,193,690       1,159,163
    Cash and cash equivalents (4)                    92,730          92,181
    Separate Accounts assets (5)                 12,362,798      12,860,562
                                                -----------    ------------
   Total financial instruments                  $15,901,123    $ 16,459,028
                                                ===========    ============

  (1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2000 and 1999, securities without a readily ascertainable market value, having an amortized cost of $404,710 and $440,947, had an estimated fair value of $395,134 and $417,710, respectively.

  (2) The Company has investments in three limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value as equal to cost based on the review of the underlying investments of the partnerships. At December 31, 2000 and 1999, the Company's limited partnership investments were $10,413 and $10,427, respectively.

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

 NOTE 3.  INVESTMENTS

  The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

                                                                     2000
                                          ---------------------------------------------------------
                                             Cost /          Gross         Gross         Estimated
                                           Amortized       Unrealized    Unrealized        Fair
                                             Cost            Gains         Losses          Value
                                          ------------    ------------   -----------   -------------
   Fixed maturity securities:
   Corporate debt securities              $ 1,765,321     $    14,566    $   50,489    $  1,729,398
   Mortgage-backed securities                  96,815           2,609            73          99,351
   U.S. Government and agencies               147,648             721         3,227         145,142
   Foreign governments                         24,451             115         2,870          21,696
   Municipals                                  16,098             339             8          16,429
                                          ------------    ------------   -----------   -------------
      Total fixed maturity securities     $ 2,050,333     $    18,350    $   56,667    $  2,012,016
                                          ============    ============   ===========   =============

  Equity securities:
   Non-redeemable preferred stocks        $   218,632     $       501    $   14,516    $    204,617
   Limited partnerships                        10,413               -             -          10,413
                                          ------------    ------------   -----------   -------------
      Total equity securities             $   229,045     $       501    $   14,516    $    215,030
                                          ============    ============   ===========   =============

                                                                     1999
                                          ----------------------------------------------------------
                                              Cost /         Gross         Gross         Estimated
                                            Amortized      Unrealized    Unrealized        Fair
                                              Cost           Gains         Losses          Value
                                          ------------     -----------   -----------   -------------
  Fixed maturity securities:
   Corporate debt securities              $ 1,912,965      $    8,778    $   85,108    $  1,836,635
   Mortgage-backed securities                 119,195           1,760         1,036         119,919
   U.S. Government and agencies               149,835             408        12,306         137,937
   Foreign governments                         25,290              61         2,969          22,382
   Municipals                                  21,636             152           326          21,462
                                          ------------     -----------   -----------   -------------
      Total fixed maturity securities     $ 2,228,921      $   11,159    $  101,745    $  2,138,335
                                          ============     ===========   ===========   =============
  Equity securities:
   Non-redeemable preferred stocks        $   203,726      $       43    $   27,621    $    176,148
   Limited partnerships                        10,427               -             -          10,427
                                          ------------     -----------   -----------   -------------
      Total equity securities             $   214,153      $       43    $   27,621    $    186,575
                                          ============     ===========   ===========   =============




  The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000 by contractual maturity were:

                                                                   Estimated
                                                  Amortized          Fair
                                                    Cost             Value
   Fixed maturity securities:                   -------------     ------------
    Due in one year or less                     $    217,599      $   217,701
    Due after one year through five years            867,092          863,751
    Due after five years through ten years           531,916          513,837
    Due after ten years                              336,911          317,376
                                                -------------     ------------
                                                   1,953,518        1,912,665
    Mortgage-backed securities                        96,815           99,351
                                                -------------     ------------
     Total fixed maturity securities            $  2,050,333      $ 2,012,016
                                                =============     ============

  Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

  The amortized cost and estimated fair value of fixed maturity securities at December 31, 2000 by rating agency equivalent were:

                                                               Estimated
                                            Amortized            Fair
                                              Cost               Value
                                           ------------      -------------
   AAA                                     $   366,901        $   366,405
   AA                                          176,230            172,619
   A                                           624,425            617,231
   BBB                                         778,874            759,050
   Non-investment grade                        103,903             96,711
                                           ------------      -------------
     Total fixed maturity securities       $ 2,050,333        $ 2,012,016
                                           ============      =============

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

                                                    2000              1999
                                                -----------       -----------
   Assets:
    Fixed maturity securities                   $  (38,317)       $  (90,586)
    Equity securities                              (14,015)          (27,578)
    Deferred policy acquisition costs               19,257            42,567
    Federal income taxes - deferred                 17,419            26,969
    Other assets                                         -                (4)
    Separate Accounts assets                          (353)            1,028
                                                -----------       -----------
                                                   (16,009)          (47,604)
                                                -----------       -----------
   Liabilities:
    Policyholders' account balances                 16,340             2,481
                                                -----------       -----------
   Stockholder's equity:
    Accumulated other comprehensive loss        $  (32,349)       $  (50,085)
                                                ===========       ===========

  The Company maintains a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings gains on trading account securities included in net realized investment gains were $3,614, $3,112 and $932 at December 31, 2000, 1999 and 1998, respectively.

  Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended
  December 31 were:

                                           2000          1999         1998
                                        -----------   -----------  -----------
   Proceeds                             $  143,373    $  595,836   $  893,619
   Gross realized investment gains           1,342        12,196       20,232
   Gross realized investment losses          4,319        15,936       17,429


  The Company had hadinvestment securities with a carrying value of $25,118 and $24,697 held on depositthat were deposited with insurance regulatory authorities at December 31, 2000 and 1999, respectively.

  Excluding investments in U.S. Government and Agencies the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

  Net investment income arose from the following sources for the years ended December 31:

                                            2000          1999         1998
                                         ----------    ----------   ----------
   Fixed maturity securities             $ 155,664     $ 170,376    $ 202,313
   Equity securities                        17,011        16,670        9,101
   Real estate held -for- sale               3,375         3,792        2,264
   Policy loans on insurance contracts      61,411        60,445       59,236
   Cash and cash equivalents                 7,504         7,955        4,045
   Other                                        35            88          761
                                         ----------    ----------   ----------
   Gross investment income                 245,000       259,326      277,720
   Less investment expenses                 (5,827)       (5,491)      (5,682)
                                         ----------    ----------   ----------
   Net investment income                 $ 239,173     $ 253,835    $ 272,038
                                         ==========    ==========   ==========

  Net realized investment gains (losses), including changes in valuation allowances for the years ended December 31 were as follows:

                                        2000        1999        1998
                                     ----------   ---------   ---------

   Fixed maturity securities         $  (1,531)   $ (3,721)   $  2,617
   Equity securities                    (1,446)        (19)        186
   Trading account securities            2,275       4,778       1,368
   Investment in Separate Accounts          12         460           -
   Real estate held-for-sale               750       7,394       8,290
   Cash and cash equivalents                (1)        (17)         (1)
                                     ----------   ---------   ---------
   Net realized investment gains     $      59    $  8,875    $ 12,460
                                     ==========   =========   =========

 NOTE 4.   FEDERAL INCOME TAXES

  The following is a reconciliation of the provision for income taxes based on earnings before income taxes, computed using the Federal statutory tax rate, with the provision for income taxes for the years ended December 31:

                                               2000        1999        1998
   Provision for income taxes computed       ---------   ---------   ---------
     at Federal Statutory rate               $ 65,150    $ 50,345    $ 46,383

   Decrease in income taxes resulting from:
     Dividend received deduction               (1,758)     (1,594)     (3,664)
     Foreign tax credit                        (2,930)     (1,040)     (2,957)
                                             ---------   ---------   ---------
   Federal income tax provision              $ 60,462    $ 47,711    $ 39,762
                                             =========   =========   =========

  The Federal statutory rate for each of the three years in the period ended December 31, 2000 was 35%.

  The Company provides for deferred income taxes resulting from temporary differences which that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                               2000        1999         1998
                                            ---------   ----------   ---------
   Deferred policy acquisition costs        $ 13,254    $   8,822    $ 11,062
   Policyholders' account balances             2,589       (9,635)    (10,950)
   Liability for guaranty fund assessments     1,624         (359)        529
   Investment adjustments                       (536)         (27)     (1,350)
   Other                                           -           64         (64)
                                            ---------    ---------   ---------
   Deferred Federal income tax benefit      $ 16,931     $ (1,135)   $   (773)
                                            =========    =========   =========

  Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                       2000           1999
   Deferred tax assets:                             ---------      ---------
    Policyholders' account balances                 $ 113,178      $ 115,767
    Investment adjustments                              2,514          1,978
    Liability for guaranty fund assessments             3,587          5,211
    Net unrealized investment loss on
      investment securities                            17,419         26,969
                                                    ---------      ---------
       Total deferred tax assets                      136,698        149,925
                                                    ---------      ---------
   Deferred tax liabilities:
    Deferred policy acquisition costs                 121,808         108,554
    Other                                               3,988           3,988
                                                    ---------       ---------
      Total deferred tax liabilities                  125,796         112,542
                                                    ---------       ---------
      Net deferred tax asset                        $  10,902       $  37,383
                                                    =========       =========

  The Company anticipates that all deferred tax assets will be realized,; therefore no valuation allowance has been provided.

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

  Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $571 that can be drawn upon for delinquent reinsurance recoverables.

  As of December 31, 2000 the Company had the following life insurance inforce:

                                                                                          Percentage
                                             Ceded to         Assumed                     of amount
                                Gross          other         from other       Net         assumed to
                                amount       Companies       companies      amount            Net
                             -----------    -----------     -----------   -----------    ------------
   Life insurance
       in force              $15,117,055    $ 4,278,644     $   1,513     $10,839,924          0.01%

  The Company has entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer's variable annuity premiums sold through the Merrill Lynch & Co. distribution system.

 NOTE 6.   RELATED PARTY TRANSACTIONS

  The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $47,732, $43,410 and $43,179 for the years ended December 31, 2000, 1999 and 1998, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $850, $688 and $860 for 2000, 1999 and 1998, respectively. Intercompany interest is included in net investment income.

  The Company and Merrill Lynch Investment Managers, L.P. ("MLIM") are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $2,042, $1,823 and $1,915 for 2000, 1999 and 1998, respectively.

  MLIG has entered into agreements with MLIM and Hotchkis & Wiley ("H&W"), a division of MLIM, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., and Hotchkis & Wiley Variable Trust (collectively, "the Funds"). The Company invests in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under this agreement, MLIM and H&W pay compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Funds to MLIM and H&W. The Company received from MLIG its allocable share of such compensation in the amount of $23,269, $21,630 and $20,289 during 2000, 1999 and 1998, respectively. Revenue attributable to these agreements is included in policy charge revenue.

  The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $94,841, $88,955 and $79,117 for 2000, 1999 and 1998, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

  Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

 NOTE 7.   STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

  During 2000 and 1999, the Company paid cash dividends to MLIG of $65,000 and $135,000, respectively. Of these cash dividends, $38,482 and $105,793, respectively, were extraordinary dividends as defined by Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance Commissioner. The Company also paid a $500 stock dividend to MLIG during 1999. The Company paid no cash or stock dividends in 1998.

  At December 31, 2000 and 1999, approximately $25,020 and $26,518, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 2000 and 1999, were $252,704 and $267,679, respectively.

  Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, there is no provision for deferred income taxes, and securities are valued on a different basis. The Company's statutory net income for 2000, 1999 and 1998 was $49,533, $106,266 and $55,813, respectively.

  The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2000 and 1999, based on the RBC formula, the Company's total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

  On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification"). The purpose of Codification is to standardize regulatory accounting and reporting for the insurance industry. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company's state of domicile has adopted Codification. The impact of adopting Codification will result in an $11,062 increase in statutory surplus.

 NOTE 8.   COMMITMENTS AND CONTINGENCIES

  State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2000 and 1999, the Company has established an estimated liability for future guaranty fund assessments of $10,250 and $14,889, respectively. The Company regularly monitors public information regarding insurer insolvencies and will adjusts its estimated liability whenas appropriate.

  In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

  During 2000, the Company committed to participate in a limited partnership. As of December 31, 2000, $1,400 has been advanced towards the Company's $10,000 commitment to the limited partnership.

 NOTE 9.     SEGMENT INFORMATION

  In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life products. The Company's Annuity segment consists of variable annuities and interest sensitive annuities.

  The Company's organization is structured in accordance with its two business segments. Each segment has its own administrative service center that provides product support to the Company and customer service support to the Company's contract owners. Additionally, marketing and sales management functions, within MLIG, are organized according to these two business segments.

  The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

  The "Other" category, presented in the following segment financial information, represents assets and the earnings on those assets that do not support contract owner liabilities.

  The following table summarizes each business segment's contribution to the consolidated amounts:

                                                  Life
  2000                                          Insurance       Annuities        Other            Total
 ------                                        -----------     -----------     ----------    -------------
  Net interest spread (a)                      $   38,265      $   27,199      $   9,493     $     74,957
  Other revenues                                  107,030         160,955            326          268,311
                                               -----------     -----------     ----------    -------------
  Net revenues                                    145,295         188,154          9,819          343,268
                                               -----------     -----------     ----------    -------------
  Policy benefits                                  20,371           1,245              -           21,616
  Reinsurance premium ceded                        23,913               -              -           23,913
  Amortization of deferred policy
    acquisition costs                               5,025          48,498              -           53,523
  Other non-interest expenses                      16,656          41,417              -           58,073
                                               -----------     -----------     ----------    -------------
  Total non-interest expenses                      65,965          91,160              -          157,125
                                               -----------     -----------     ----------    -------------
  Net earnings before Federal income
      Tax provision                                79,330          96,994          9,819          186,143
  Income tax expense                               26,362          30,663          3,437           60,462
                                               -----------     -----------     ----------    -------------
  Net earnings                                 $   52,968      $   66,331      $   6,382     $    125,681
                                               ===========     ===========     ==========    =============
  Balance Sheet Information:

  Total assets                                 $ 6,175,339     $10,285,993     $  82,178     $  16,543,510
  Deferred policy acquisition costs                277,408         216,680             -           494,088
  Policyholder liabilities and accruals          2,133,700       1,373,846             -         3,507,546
  Other policyholder funds                          11,243           6,435             -            17,678

                                                  Life
  1999                                          Insurance       Annuities         Other           Total
 ------                                        -----------     -----------     ----------     ------------
  Net interest spread (a)                      $   36,805      $   31,098      $  10,093      $    77,996
  Other revenues                                   94,821         140,541          6,542          241,904
                                               -----------     -----------     ----------     ------------
  Net revenues                                    131,626         171,639         16,635          319,900
                                               -----------     -----------     ----------     ------------
  Policy benefits                                  16,569          16,414              -           32,983
  Reinsurance premium ceded                        21,691               -              -           21,691
  Amortization of deferred policy
     acquisition costs                             22,464          43,143              -           65,607
  Other non-interest expenses                      16,728          39,049              -           55,777
                                               -----------     -----------     ----------     ------------
  Total non-interest expenses                      77,452          98,606              -          176,058
                                               -----------     -----------     ----------     ------------
  Net earnings before Federal
      income tax provision                         54,174          73,033         16,635          143,842
  Income tax expense                               18,442          23,447          5,822           47,711
                                               -----------     -----------     ----------     ------------
  Net earnings                                 $   35,732      $   49,586      $  10,813      $    96,131
                                               ===========     ===========     ==========     ============
  Balance Sheet Information:

  Total assets                                 $ 6,492,686     $ 10,523,453    $ 101,910      $ 17,118,049
  Deferred policy acquisition costs                251,017          224,898            -           475,915
  Policyholder liabilities and accruals          2,150,671        1,522,892            -         3,673,563
  Other policyholder funds                          18,345            6,750            -            25,095

                                                   Life
  1998                                          Insurance       Annuities         Other           Total
 ------                                        ------------    ------------    ----------     ------------
  Net interest spread (a)                      $    35,228     $    32,765     $   8,369      $    76,362
  Other revenues                                    84,836         124,864           422          210,122
                                               ------------    ------------    ----------     ------------
  Net revenues                                     120,064         157,629         8,791          286,484
                                               ------------    ------------    ----------     ------------
  Policy benefits                                   18,397          13,494             -           31,891
  Reinsurance premium ceded                         19,972               -             -           19,972
  Amortization of deferred policy
     acquisition costs                              13,040          31,795             -           44,835
  Other non-interest expenses                       18,030          39,233             -           57,263
                                               ------------    ------------    ----------     ------------
  Total non-interest expenses                       69,439          84,522             -          153,961
                                               ------------    ------------    ----------     ------------
  Net earnings before Federal
      income tax provision                          50,625          73,107         8,791          132,523
  Income tax expense                                16,033          20,653         3,076           39,762
                                               ------------    ------------    ----------     ------------
  Net earnings                                 $    34,592     $    52,454     $   5,715      $    92,761
                                               ============    ============    ==========     ============
  Balance Sheet Information:

  Total assets                                 $ 6,069,649     $ 8,885,981     $  148,465     $ 15,104,095
  Deferred policy acquisition costs                207,713         197,927              -          405,640
  Policyholder liabilities and accruals          2,186,001       1,694,668              -        3,880,669
  Other policyholder funds                          16,033           4,769              -           20,802


 (a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

 The table below summarizes the Company's net revenues by product for 2000, 1999 and 1998:

                                           2000          1999           1998
  Life Insurance                        ----------    ----------    ----------
    Variable life insurance             $ 116,664     $ 104,036     $  91,806
    Interest-sensitive life insurance      28,631        27,590        28,258
                                        ----------    ----------    ----------
      Total Life Insurance                145,295       131,626       120,064
                                        ----------    ----------    ----------
  Annuities
    Variable annuities                    154,200       130,039       105,545
    Interest-sensitive annuities           33,954        41,600        52,084
                                        ----------    ----------    ----------
      Total Annuities                     188,154       171,639       157,629
                                        ----------    ----------    ----------
  Other                                     9,819        16,635         8,791
                                        ----------    ----------    ----------
  Total                                 $ 343,268     $ 319,900     $ 286,484
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

                                            Merrill Lynch Life Insurance Company
                                            ------------------------------------
                                            (Registrant)

Date:  March 29, 2001                       By:   /s/ Matthew J. Rider
                                                  -----------------------------
                                                  Matthew J. Rider
                                                  Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                      Date
---------                               -----                                      ----
/s/ Barry G. Skolnick                   Director, President                          March 29, 2001
-----------------------------           and General Counsel*                         --------------
Barry G. Skolnick


/s/ Matthew J. Rider                    Director, Senior Vice President,             March 29, 2001
-----------------------------           Chief Financial Officer, and                 --------------
Matthew J. Rider                        Treasurer

         *

-----------------------------           Director, Senior Vice President              March 29, 2001
David M. Dunford                        and Chief Investment Officer                 --------------


         *

-----------------------------           Director and Senior Vice President           March 29, 2001
Gail R. Farkas                                                                       --------------


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

23.1               Written Consent of Deloitte & Touche,                       Exhibit 23.1
                   LLP, independent auditors

24.1               Power of attorney of David M. Dunford                       Incorporated by reference to Exhibit
                                                                               24(b) to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-58303,
                                                                               filed March 29, 1995.

24.2               Power of attorney of Barry G. Skolnick                      Incorporated by reference to Exhibit
                                                                               24(e) to the Registrant's registration
                                                                               statement on Form S-1, File No. 33-58303,
                                                                               filed March 29, 1995.

24.3               Power of attorney of Gail R. Farkas                         Incorporated by reference to Exhibit
                                                                               24(g) to Post-Effective Amendment No. 1 to the
                                                                               Registrant's registration statement on
                                                                               Form S-1, File No. 33-58303, filed March
                                                                               26, 1996.

24.4               Power of attorney of Matthew J. Rider                       Incorporated by reference to Merrill Lynch
                                                                               Variable Life Separate Account's Pre-Effective
                                                                               Amendment No. 1 to Form S-6, Registration
                                                                               No. 333-47844, filed October 12, 2000.