Form 10-Q
period 2001-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2001-05-16
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                          March 31,        December 31,
ASSETS                                                                      2001              2000
-------                                                                -------------      -------------
INVESTMENTS:
   Fixed maturity securities, at estimated fair value
       (amortized cost:  2001 - $1,983,667; 2000 - $2,050,333)         $  1,979,516       $  2,012,016
   Equity securities, at estimated fair value
       (cost:  2001 - $204,453; 2000 - $229,045)                            196,162            215,030
   Trading account securities, at estimated fair value                       22,338             24,859
   Real estate held-for-sale                                                 19,447             19,447
   Policy loans on insurance contracts                                    1,198,236          1,193,690
                                                                       -------------      -------------

      Total Investments                                                   3,415,699          3,465,042


CASH AND CASH EQUIVALENTS                                                   187,264             92,730
ACCRUED INVESTMENT INCOME                                                    68,230             71,001
DEFERRED POLICY ACQUISITION COSTS                                           479,960            494,088
FEDERAL INCOME TAXES - DEFERRED                                                   -             10,902
REINSURANCE RECEIVABLES                                                       4,172              3,090
AFFILIATED RECEIVABLES - NET                                                      -                667
RECEIVABLES FROM SECURITIES SOLD                                              2,525              2,578
OTHER ASSETS                                                                 38,735             40,614
SEPARATE ACCOUNTS ASSETS                                                 11,254,916         12,362,798
                                                                       -------------      -------------

TOTAL ASSETS                                                           $ 15,451,501       $ 16,543,510
                                                                       =============      =============










See accompanying notes to financial statements.  (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                          March 31,        December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                        2001               2000
-------------------------------------                                  -------------      -------------
LIABILITIES:
   POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholders' account balances                                  $  3,382,937       $  3,421,873
      Claims and claims settlement expenses                                  89,955             85,673
                                                                       -------------      -------------
           Total policyholder liabilities and accruals                    3,472,892          3,507,546


      OTHER POLICYHOLDER FUNDS                                               10,726             17,678
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                10,222             10,250
      FEDERAL INCOME TAXES - DEFERRED                                         5,582                  -
      FEDERAL INCOME TAXES - CURRENT                                          6,176              5,134
      PAYABLES FOR SECURITIES PURCHASED                                       7,621              1,328
      UNEARNED POLICY CHARGE REVENUE                                        105,485            101,182
      OTHER LIABILITIES                                                      25,362             32,074
      AFFILIATED PAYABLES - NET                                               8,542                  -
      SEPARATE ACCOUNTS LIABILITIES                                      11,249,359         12,356,035
                                                                       -------------      -------------

           Total Liabilities                                             14,901,967         16,031,227
                                                                       -------------      -------------

STOCKHOLDER'S EQUITY:
     Common stock ($10 par value; authorized: 1,000,000 shares; issued
      and outstanding: 250,000 shares)                                        2,500              2,500
     Additional paid-in capital                                             347,324            347,324
     Retained earnings                                                      221,796            194,808
     Accumulated other comprehensive loss                                   (22,086)           (32,349)
                                                                       -------------      -------------

          Total Stockholder's Equity                                        549,534            512,283
                                                                       -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $ 15,451,501       $ 16,543,510
                                                                       =============      =============







See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                           2001              2000
                                                                       -----------       -----------
REVENUES:
     Policy charge revenue                                             $   65,972         $  62,910
     Net investment income                                                 56,249            60,348
     Net realized investment gains (losses)                                (1,375)            2,071
                                                                       -----------       -----------

               Total Revenues                                             120,846           125,329
                                                                       -----------       -----------

BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances                  39,616            41,068
     Market value adjustment expense                                          453                29
     Policy benefits (net of reinsurance recoveries:  2001 - $3,777;
       2000 - $5,475)                                                       5,476            10,195
     Reinsurance premium ceded                                              6,313             5,711
     Amortization of deferred policy acquisition costs                     16,474            16,091
     Insurance expenses and taxes                                          13,526            14,950
                                                                       -----------       -----------

               Total Benefits and Expenses                                 81,858            88,044
                                                                       -----------       -----------

               Earnings Before Federal Income Tax Provision                38,988            37,285

FEDERAL INCOME TAX PROVISION (BENEFIT):
     Current                                                                1,042            14,374
     Deferred                                                              10,958            (1,324)
                                                                       -----------       -----------

               Total Federal Income Tax Provision                          12,000            13,050
                                                                       -----------       -----------

NET EARNINGS                                                           $   26,988        $   24,235
                                                                       ===========       ===========













See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                       -----------------------------
                                                                           2001              2000
                                                                       -----------       -----------
NET EARNINGS                                                           $   26,988        $   24,235

OTHER COMPREHENSIVE INCOME:

     Net unrealized gains (losses) on available-for-sale securities:
          Net unrealized holding gains arising during the period           37,350             4,898
          Reclassification adjustment for gains (losses) included in
            net earnings                                                    1,334            (1,783)
                                                                       -----------       -----------

          Net unrealized gains on investment securities                    38,684             3,115

          Adjustments for:
              Policyholder liabilities                                     (9,317)            4,066
              Deferred policy acquisition costs                           (13,578)           (2,051)
              Deferred federal income taxes                                (5,526)           (1,796)
                                                                       -----------       -----------

     Total other comprehensive income, net of taxes                        10,263             3,334
                                                                       -----------       -----------
COMPREHENSIVE INCOME                                                   $   37,251        $   27,569
                                                                       ===========       ===========



















See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                                 Accumulated
                                                                   Additional                       other              Total
                                                     Common         paid-in         Retained    comprehensive      stockholder's
                                                     stock          capital         earnings        loss              equity
                                                   ---------      ------------     ----------   --------------    --------------
BALANCE, JANUARY 1, 2000                           $ 2,500        $   347,324      $ 134,127    $     (50,085)    $     433,866

   Cash dividend paid to parent                                                      (65,000)                           (65,000)

   Net earnings                                                                      125,681                            125,681

   Other comprehensive income, net of tax                                                              17,736            17,736
                                                   ---------      ------------     ----------   --------------    --------------

BALANCE, DECEMBER 31, 2000                            2,500           347,324        194,808          (32,349)          512,283

  Net earnings                                                                        26,988                             26,988

  Other comprehensive income, net of tax                                                               10,263            10,263
                                                   ---------      ------------     ----------   --------------    --------------

BALANCE, MARCH 31, 2001                            $  2,500       $   347,324      $ 221,796    $     (22,086)    $     549,534
                                                   =========      ============     ==========   ==============    ==============





























See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                             Three Months Ended
                                                                                March 31,
                                                                       -------------------------------
                                                                            2001              2000
                                                                       -------------     -------------
Cash Flows From Operating Activities:
  Net earnings                                                         $     26,988      $     24,235
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                       16,474            16,091
     Capitalization of policy acquisition costs                             (15,924)          (24,067)
     Accretion of investments                                                  (254)             (387)
     Interest credited to policyholders' account balances                    39,616            41,068
     Provision (benefit) for deferred Federal income tax                     10,958            (1,324)
  Decrease in operating assets:
     Trading account securities                                                 887                79
     Accrued investment income                                                2,771             1,963
     Affiliated receivables                                                     667               287
     Other                                                                      797             5,009
  Increase (decrease) in operating liabilities:
     Claims and claims settlement expenses                                    4,282             8,638
     Other policyholder funds                                                (6,952)           (9,590)
     Liability for guaranty fund assessments                                    (28)             (321)
     Federal income taxes - current                                           1,042             4,568
     Affiliated payables                                                      8,542               263
     Unearned policy charge revenue                                           4,303             8,344
     Other                                                                   (7,109)           10,448
  Other operating activities:
     Net realized investment (gains) losses                                   1,375            (2,071)
                                                                       -------------     -------------
         Net cash and cash equivalents provided by operating
          activities                                                         88,435            83,233
                                                                       -------------     -------------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                 58,553            79,237
      Maturities of available-for-sale securities                           107,585            75,289
      Purchases of available-for-sale securities                            (67,624)         (168,095)
      Sale of real estate held-for-sale                                           -             1,375
      Policy loans on insurance contracts                                    (4,546)           (4,127)
      Recapture of investments in separate accounts                               -               555
      Investment in separate accounts                                             -            (1,000)
                                                                       -------------     -------------
         Net cash and cash equivalents provided (used) by
          investing activities                                         $     93,968      $    (16,766)
                                                                       -------------     -------------








See accompanying notes to financial statements. (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                March 31,
                                                                       -------------------------------
                                                                            2001              2000
                                                                       -------------     -------------
Cash Flows From Financing Activities:
   Proceeds from (payments for):
      Policyholder deposits (excludes internal policy replacement
        deposits)                                                      $    295,014      $    314,150
      Policyholder withdrawals (including transfers to / from separate
        accounts)                                                          (382,883)         (401,638)
                                                                       -------------     -------------

         Net cash and cash equivalents used by financing activities         (87,869)          (87,488)
                                                                       -------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         94,534           (21,021)

CASH AND CASH EQUIVALENTS:
     Beginning of year                                                       92,730            92,181
                                                                       -------------     -------------

     End of period                                                     $    187,264      $     71,160
                                                                       =============     =============

Supplementary Disclosure of Cash Flow Information:
     Cash paid for:
          Federal income taxes                                         $          -      $      9,806
          Intercompany interest                                                 375               198




























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

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("2000 10K") for the year ended December 31, 2000. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

NOTE 2.  STATUTORY ACCOUNTING PRACTICES:

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at March 31, 2001 and December 31, 2000 were $271,504 and $252,704, respectively. For the three month periods ended March 31, 2001 and 2000, statutory net income was $5,103 and $30,845, respectively.

NOTE 3.  INVESTMENTS:

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are recorded at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss were as follows:

                                       March 31,       December 31,
                                          2001             2000
                                      -----------     --------------
Assets:
 Fixed maturity securities            $   (4,151)     $     (38,317)
 Equity securities                        (8,291)           (14,015)
 Deferred policy acquisition costs         5,679             19,257
 Federal income taxes - deferred               -             17,419
 Separate Accounts assets                 (1,559)              (353)
                                      -----------     --------------
                                          (8,322)           (16,009)
                                      -----------     --------------
Liabilities:
 Federal income taxes - deferred         (11,893)                 -
 Policyholders' account balances          25,657             16,340
                                      -----------     --------------
                                          13,764             16,340
                                      -----------     --------------
Stockholder's equity:
 Accumulated other comprehensive loss $  (22,086)     $     (32,349)
                                      ===========     ==============

Net realized investment gains (losses), including changes in valuation allowances for the three months ended March 31 were as follows:

                                              March 31,      March 31,
                                                2001           2000
                                             ----------     ----------
Available-for-sale securities                $     259      $    (673)
Trading account securities:
  Net realized investment gains (losses)          (490)         3,372
  Net unrealized holding losses                 (1,144)        (1,378)
  Real estate held-for-sale                          -            750
                                             ----------     ----------
Total net realized investment gains (losses) $  (1,375)     $   2,071
                                             ==========     ==========

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined in SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of derivatives are recorded in earnings. At March 31, 2001, the change in fair value of derivatives did not have a material impact on earnings.

NOTE 5.  SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest sensitive annuities.

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

The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three month periods ended March 31:
                             Three Months Ended
                                 March 31,
                           ----------------------
                              2001        2000
                           ---------    ---------
Net Revenues (a):
Life Insurance             $ 35,724     $ 33,177
Annuities                    45,785       47,362
Other                          (279)       3,722
                           ---------    ---------
Total Net Revenues         $ 81,230     $ 84,261
                           =========    =========
Net Earnings:

Life Insurance             $  9,965     $  8,800
Annuities                    17,205       13,016
Other                          (182)       2,419
                           ---------    ---------
Total Net Earnings         $ 26,988     $ 24,235
                           =========    =========

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2  Management's Narrative Analysis of the Results of Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2001 and 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2000 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10K.

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


Business Overview

The Company's gross earnings are principally derived from two sources:

- the charges imposed on variable life insurance and variable annuity contracts, and
- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits are amortized over the period in which the Company anticipates holding those funds. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.


Economic Environment

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

- fluctuations in medium term interest rates
- fluctuations in credit spreads
- equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three month period, medium term interest rates decreased approximately 70 basis points as compared to December 2000 and decreased approximately 183 basis points as compared to March 2000.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first three months of 2001, credit spreads contracted approximately 21 basis points to end the period at 157 basis points.
During the first three months of 2000, credit spreads widened approximately 16 basis points to end the period at 127 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first three months of 2001, the U.S. equity market continued its downward trend that began in 2000. During the first three months of 2001, the Dow, NASDAQ and S&P Index decreased 8.4%, 25.5% and 12.1%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits decreased $0.8 million to $331.7 million during the three month period ended March 31, 2001, as compared to the same period in 2000. Variable annuity deposits continue to dominate the Company's overall sales by comprising 89% and 84% of total premiums for the three months ended March 31, 2001 and 2000, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                              Premiums Collected           Change
                                          ------------------------   ------------------
                                            1Q 2001       1Q 2000     2001-2000     %
                                          ----------    ----------   -----------  -----
                                                          ($ In Millions)
  Variable Annuities:
      Without surrender charge provision  $   165.6     $       -    $    165.6    100%
      With surrender charge provision         130.9         280.8        (149.9)   -53
                                          ----------    ----------   -----------  -----
                                              296.5         280.8          15.7      6
                                          ----------    ----------   -----------  -----
  Variable Life Insurance:
      Estate Planning                          17.6          23.6          (6.0)   -25
      Cash Value Accumulation                   7.7          14.8          (7.1)   -48
                                          ----------    ----------   -----------  -----
                                               25.3          38.4         (13.1)   -34
                                          ----------    ----------   -----------  -----

  Modified Guaranteed Annuities                 6.3          11.8          (5.5)   -47

  Other                                         3.6           1.5           2.1    140
                                          ----------    ----------   -----------  -----

  Total Direct Premiums Collected         $   331.7     $   332.5    $     (0.8)     0%
                                          ==========    ==========   ===========  =====


During the first three months of 2001, variable annuity deposits increased $15.7 million (or 6%) as compared to the same period in 2000. Variable annuity sales were favorably impacted by the introduction of a new variable annuity product during April 2000. This product offers certain features that differentiate it from the Company's existing variable annuity product including no surrender charge provision, free asset allocation, and alternative death benefit options. Additionally, the new variable annuity product contains nine investment options that are not available on the existing product, including seven investment options managed by unaffiliated investment advisors.

Management believes that variable annuity sales are impacted by the performance of the equity markets, therefore future variable annuity sales could be negatively impacted by:

- increased equity market volatility, or
- a continuation in the decline in the equity markets from what was experienced during 2000

During the first three months of 2001, variable life insurance premiums decreased $13.1 million (or 34%) as compared to the same period in 2000. The decrease in variable life insurance premiums was attributable to two factors. First, uncertainty regarding potential changes in estate tax legislation negatively impacted sales of the Company's estate planning product. Second, marketing efforts for the Company's cash accumulation product were de-emphasized as the Company developed a new single premium variable life product ("SPVL") that was designed to replace the existing single premium and multi-premium cash accumulation products. The new SPVL product was introduced in March 2001.

Modified guaranteed annuity deposits decreased $5.5 million (or 47%) primarily due to the lower interest rate environment as compared to the first three months of 2000.

Policy and contract surrenders increased $26.3 million (or 10%) to $294.6 million during the current three month period as compared to the equivalent period in 2000 primarily due to an increase in variable annuity surrenders. During the first three months of 2001, variable annuity surrenders increased $24.2 million (or 13%) to $202.1 million as compared to the same period in 2000. This increase is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

During the first three months of 2001, separate accounts assets decreased $1.1 billion (or 9%) to $11.3 billion primarily due to the unfavorable investment performance associated with the general decline in the equity market.

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2001, the Company's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of March 31, 2001, approximately $82.3 million (or 4%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At March 31, 2001, the Company held $84.6 million in emerging market securities with an approximate unrealized loss of $4.5 million.


Results of Operations

For the three month periods ended March 31, 2001 and 2000, the Company reported net earnings of $27.0 million and $24.2 million, respectively.

Policy charge revenue increased $3.1 million (or 5%) during the first quarter 2001 as compared to the same period in 2000. During the current three month period, non-asset based fees increased $4.9 million (or 25%) as compared to the equivalent period in 2000. The increase in non-asset based fees is primarily due to increases in deferred policy load amortization and net fee income associated with the Company's variable annuity assumption reinsurance agreement. Conversely, during the current three month period, asset based fees decreased $1.8 million (or 4%) as compared to the same period in 2000. The decrease in asset based fees is primarily due to the decrease in average variable account balances. During the current three month period, average variable account balances decreased $888.6 million (or 6%) as compared to the first three months of 2000.

Net earnings derived from interest spread decreased $2.6 million for the first three months of 2001 as compared to the same period in 2000. The reduction in interest spread is primarily due to a reduction in real estate income, as well as the reduction in invested assets resulting from stockholder dividend payments and the decline in fixed rate contracts inforce.

Net realized investment gains decreased $3.5 million during the first three months of 2001 as compared to the equivalent period during 2000. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

     Realized Gain (Loss)    1Q 2001   1Q 2000   Change
     ----------------------  -------   -------   ------
                                ( In Millions)
     Interest related gains  $  0.2    $  0.4    $(0.2)
     Credit related losses        -      (1.1)     1.1
     Trading account           (1.6)      2.0     (3.6) (1)
     Real estate                  -       0.8     (0.8)
                             -------   -------   ------
                             $ (1.4)   $  2.1    $(3.5)
                             =======   =======   ======

 (1)The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the first three months of 2001, the market value adjustment expense increased $0.4 million as compared to the first three months of 2000, primarily due to the lower interest rate environment during the current three month period. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits decreased approximately $4.7 million to $5.5 million during the current three month period as compared to the same period during 2000. The decrease is primarily due to a $4.6 million reduction in mortality benefit accrual accumulations as compared to the prior period.

Reinsurance premium ceded increased $0.6 million (or 11%) to $6.3 million during the first three months of 2001 as compared to the same period in 2000. The increase is attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Insurance expenses and taxes decreased $1.4 million (or 10%) during the current three month period as compared to the same period in 2000. During the current three month period, insurance expenses decreased $1.9 million primarily due to a decrease in certain employee compensation related expense allocations from Merrill Lynch & Co. as compared to the first three months of 2000.

The Company's effective federal income tax rate was 31% during the current three month period as compared to 35% during the equivalent period in 2000. The decrease in the effective federal income tax rate is primarily due to certain permanent adjustments recorded during the current three month period.

Segment Information

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decreases in other net revenues and other net earnings are primarily due to trading account losses incurred during the first quarter 2001.

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

Date: May 15, 2001