Form 10-Q/A
period 2001-03-31
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2001-05-17
CIK 845091

 THIS DOCUMENT IS A COPY OF THE 10-Q FILED ON MAY 16, 2001 PURSUANT TO A RULE
                      201 TEMPORARY HARDSHIP EXEMPTION.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

              AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 6.  Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            None.

        (b) Reports on Form 8-K.

           None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

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

Date: May 17, 2001