Form 10-Q
period 2001-06-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2001-08-14
CIK 845091

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

              AMENDED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

PART I   Financial Information

Item 1.  Financial Statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

								    June 30,	  December 31,
ASSETS								      2001	      2000
------								 -------------	 -------------
INVESTMENTS:
     Fixed maturity securities, at estimated fair value
        (amortized cost:  2001 - $1,922,086; 2000 - $2,050,333)	 $  1,911,271  	 $  2,012,016
     Equity securities, at estimated fair value
        (cost:  2001 - $196,343; 2000 - $229,045)                     191,958         215,030
     Trading account securities, at estimated fair value               24,266          24,859
     Real estate held-for-sale                                         19,447          19,447
     Policy loans on insurance contracts                            1,195,057       1,193,690
                                                           	 -------------	 -------------
Total Investments                                                   3,341,999       3,465,042


CASH AND CASH EQUIVALENTS                                             205,204          92,730
ACCRUED INVESTMENT INCOME                                              72,024          71,001
DEFERRED POLICY ACQUISITION COSTS                                      481,60         494,088
FEDERAL INCOME TAXES - DEFERRED                                         2,503          10,902
REINSURANCE RECEIVABLES                                                 4,835           3,090
AFFILIATED RECEIVABLES - NET                                                -             667
RECEIVABLES FROM SECURITIES SOLD                                        9,575           2,578
OTHER ASSETS                                                           39,243          40,614
SEPARATE ACCOUNTS ASSETS                                           11,742,729      12,362,798
            							 -------------   -------------

TOTAL ASSETS                                                     $ 15,899,713    $ 16,543,510
								 =============	 =============










See accompanying notes to financial statements.  (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)


								    June 30,     December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY				      2001	     2000
------------------------------------				 -------------	-------------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
          Policyholders' account balances                        $  3,328,190    $  3,421,873
          Claims and claims settlement expenses                        92,887          85,673
 								 -------------	 -------------
               Total policyholder liabilities and accruals          3,421,077       3,507,546


      OTHER POLICYHOLDER FUNDS                                         10,886          17,678
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                          10,222          10,250
      FEDERAL INCOME TAXES - CURRENT                                    9,869           5,134
      PAYABLES FOR SECURITIES PURCHASED                                23,024           1,328
      UNEARNED POLICY CHARGE REVENUE                                  108,693         101,182
      OTHER LIABILITIES                                                10,669          32,074
      AFFILIATED PAYABLES - NET                                           123               -
      SEPARATE ACCOUNTS LIABILITIES                                11,735,617      12,356,035
								 -------------	 -------------

               Total Liabilities                                   15,330,180      16,031,227
								 =============   =============

STOCKHOLDER'S EQUITY:
     Common stock ($10 par value; authorized: 1,000,000 shares;
       issued and outstanding: 250,000 shares)                          2,500           2,500
     Additional paid-in capital                                       347,324         347,324
     Retained earnings                                                242,235         194,808
     Accumulated other comprehensive loss                             (22,526)        (32,349)
								 -------------	 -------------

          Total Stockholder's Equity                                  569,533         512,283
								 -------------	 -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                       $ 15,899,713	 $ 16,543,510
								 =============	 =============










See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                  		      Six Months Ended
                                                   			   June 30,
								-----------------------------
                                                                     2001            2000
								-------------	-------------
REVENUES:
     Policy charge revenue                                      $    130,220 	$    128,073
     Net investment income                                           112,593         120,024
     Net realized investment gains (losses)                             (627)          1,263
								-------------	-------------
               Total Revenues                                        242,186         249,360
								-------------	-------------
BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances             77,615          82,766
     Market value adjustment expense                                     957             122
     Policy benefits (net of reinsurance recoveries:
       2001 - $8,338; 2000 - $8,752)                                  16,043          20,479
     Reinsurance premium ceded                                        12,608          11,686
     Amortization of deferred policy acquisition costs                32,985          33,475
     Insurance expenses and taxes                                     30,963          30,831
								-------------	-------------
               Total Benefits and Expenses                           171,171         179,359
								-------------	-------------

               Earnings Before Federal Income Tax Provision           71,015          70,001

FEDERAL INCOME TAX PROVISION:
     Current                                                          20,479          23,219
     Deferred                                                          3,109           1,281
								-------------	-------------
               Total Federal Income Tax Provision                     23,588          24,500
								-------------	-------------

NET EARNINGS                                                    $     47,427    $     45,501
								=============	=============









See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                        			     Three Months Ended
                                                           		   June 30,
								-----------------------------
                                                                     2001            2000
								-------------	-------------
REVENUES:
     Policy charge revenue                                	$     64,248  	$     65,163
     Net investment income                                            56,344   	      59,676
     Net realized investment gains (losses)                              748            (808)
								-------------	-------------
               Total Revenues                                        121,340         124,031
								-------------	-------------
BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances             37,999          41,698
     Market value adjustment expense                                     504              93
     Policy benefits (net of reinsurance recoveries:
       2001 - $4,561; 2000 - $3,277)                                  10,567          10,284
     Reinsurance premium ceded                                         6,295           5,975
     Amortization of deferred policy acquisition costs                16,511          17,384
     Insurance expenses and taxes                                     17,437          15,881
								-------------	-------------
               Total Benefits and Expenses                            89,313          91,315
								-------------	-------------

               Earnings Before Federal Income Tax Provision           32,027          32,716

FEDERAL INCOME TAX PROVISION (BENEFIT):
     Current                                                          19,437           8,845
     Deferred                                                         (7,849)          2,605
								-------------	-------------
               Total Federal Income Tax Provision                     11,588          11,450
								-------------	-------------

NET EARNINGS                                                	$     20,439    $     21,266
								=============	=============









See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                              			       Six Months Ended
                                                     			  June 30,
								-----------------------------
                                                                     2001           2000
								-------------	-------------
NET EARNINGS                                                  	$     47,427    $    45,501

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale
     securities:
       Net unrealized holding gains (losses) arising during
         the period						      35,976         (5,620)
       Reclassification adjustment for (gains) losses
	 included in net earnings                                        504         (1,350)
								-------------	-------------

       Net unrealized gains (losses) on investment securities          6,480         (6,970)

       Adjustments for:
         Policyholder liabilities                                     (8,857)         2,112
         Deferred policy acquisition costs                           (12,510)           785
	 Deferred federal income taxes                                (5,290)         1,425
								-------------	-------------

   Total other comprehensive income (loss), net of taxes               9,823         (2,648)
								-------------	-------------

COMPREHENSIVE INCOME                                            $     57,250    $    42,853
								=============	=============










See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                             			     Three Months Ended
                                             				  June 30,
								-----------------------------
                                                                     2001            2000
								-------------	-------------
NET EARNINGS                                                    $     20,439    $    21,266

OTHER COMPREHENSIVE LOSS:

   Net unrealized gains (losses) on available-for-sale
     securities:
       Net unrealized holding losses arising during the period        (1,374)       (10,518)
       Reclassification adjustment for (gains) losses included
         in net earnings                                                (830)           433
								-------------	------------

       Net unrealized losses on investment securities                 (2,204)       (10,085)

       Adjustments for:
         Policyholder liabilities                                        460         (1,954)
         Deferred policy acquisition costs                             1,068          2,836
         Deferred federal income taxes                                   236          3,221
								-------------	-------------

   Total other comprehensive loss, net of taxes                         (440)        (5,982)
								-------------	-------------

COMPREHENSIVE INCOME                                            $     19,999    $    15,284
								=============	=============












See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

											       Accumulated
								Additional			  other		  Total
						 Common		 paid-in	 Retained      comprehensive   stockholder's
						  stock		 capital	 earnings	   loss		  equity
						---------	----------	----------	----------	----------
BALANCE, JANUARY 1, 2000              		$  2,500	$ 347,324	$ 134,127	$ (50,085)	$ 433,866

   Cash dividend paid to parent             					  (65,000)                        (65,000)

   Net earnings                     						  125,681          		  125,681

   Other comprehensive income, net of tax                                                          17,736	   17,736
						----------	----------	----------	----------	----------
BALANCE, DECEMBER 31, 2000                     	   2,500	  347,324	  194,808	  (32,349)	  512,283

  Net earnings                                                                     47,427 			   47,427

  Other comprehensive income, net of tax							    9,823 	    9,823
						----------	----------	----------	----------	----------

BALANCE, JUNE 30, 2001                		$  2,500        $ 347,324       $ 242,235       $ (22,526)	$ 569,533
						==========	==========	==========	==========	==========










See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)(Unaudited)

								      Six Months Ended
                       							   June 30,
								-----------------------------
                                                                     2001            2000
								-------------	-------------
Cash Flows From Operating Activities:
 Net earnings                                            	$    47,427    $      45,501
 Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                 32,985           33,475
   Capitalization of policy acquisition costs                       (33,008)         (47,845)
   Accretion of investments                                            (553)            (809)
   Interest credited to policyholders' account balances              77,615           82,766
   Provision for deferred Federal income tax                          3,109            1,281
 (Increase) decrease in operating assets:
   Trading account securities                                          (295)            (257)
   Accrued investment income                                         (1,023)          (2,552)
   Affiliated receivables                                               667                -
   Other                                                               (374)           1,723
 Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                               7,214          14,503
   Other policyholder funds                                           (6,792)         (6,688)
   Liability for guaranty fund assessments                               (28)           (382)
   Federal income taxes - current                                      4,735            (961)
   Affiliated payables                                                   123               -
   Unearned policy charge revenue                                      7,511          15,588
   Other                                                             (21,802)         (2,739)
 Other operating activities:
   Net realized investment (gains) losses                                627          (1,263)
								-------------	-------------
    Net cash and cash equivalents provided by operating
      activities						     118,138         131,341
								-------------	-------------
Cash Flows From Investing Activities:
 Proceeds from (payments for):
   Sales of available-for-sale securities                            135,687         117,282
   Maturities of available-for-sale securities                       214,870         119,952
   Purchases of available-for-sale securities                       (173,698)       (194,515)
   Sale of real estate held-for-sale                                       -           1,375
   Policy loans on insurance contracts                                (1,367)        (12,693)
   Recapture of investments in separate accounts                           -             665
   Investment in separate accounts                                    (1,001)         (1,110)
								-------------	-------------
    Net cash and cash equivalents provided by investing
      activities						$    174,491    $     30,956
								=============	=============







See accompanying notes to financial statements.		(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)

								      Six Months Ended
									   June 30,
								-----------------------------
                                                                    2001             2000
								-------------	-------------
Cash Flows From Financing Activities:
 Proceeds from (payments for):
   Policyholder deposits (excludes internal policy
     replacement deposits)					$    569,326    $    643,585
   Policyholder withdrawals (including transfers to / from
     separate accounts)     					    (749,481)       (824,614)
								-------------	-------------

    Net cash and cash equivalents used by financing activities      (180,155)       (181,029)
								-------------	-------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 112,474         (18,732)

CASH AND CASH EQUIVALENTS:
    Beginning of year                                                 92,730          92,181
								-------------	-------------

    End of period                                               $    205,204    $     73,449
								=============	=============
Supplementary Disclosure of Cash Flow Information:
    Cash paid for:
          Federal income taxes                                  $    15,744   	$     24,180
          Intercompany interest                                         651              359











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

Statutory capital and surplus at June 30, 2001 and December 31,
2000 were $296,762 and $252,704, respectively. For the six month periods ended June 30, 2001 and 2000, statutory net income was $26,872 and $28,958, respectively.

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

                                                   June 30,	December 31,
                                                     2001 	    2000
						-------------	-------------
Assets:
  Fixed maturity securities                     $   (10,815)	$   (38,317)
  Equity securities                                  (4,385)        (14,015)
  Deferred policy acquisition costs                   6,747	     19,257
  Federal income taxes - deferred                    12,129          17,419
  Separate Accounts assets                           (1,005)           (353)
						-------------	-------------
                                                      2,671         (16,009)
						-------------	-------------
Liabilities:
   Policyholders' account balances                   25,197          16,340
						-------------	-------------
Stockholder's equity:
   Accumulated other comprehensive loss		$   (22,526) 	$   (32,349)
						=============	=============

Net realized investment gains (losses), including changes in valuation allowances for the six months ended June 30 were as follows:

                                             	 June 30,  	 June 30,
                                                   2001	           2000
						----------	----------
Available-for-sale securities                   $    261        $  (2,103)
Trading account securities:
   Net realized investment gains (losses)           (571)           3,994
   Net unrealized holding losses                    (317)          (1,378)
Real estate held-for-sale                              -              750
						----------	----------

Total net realized investment gains (losses)    $   (627)	$   1,263
						==========	==========

NOTE 4.  ACCOUNTING PRONOUNCEMENTS:

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined in SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of the Company's derivatives instruments are recorded in earnings. At June 30, 2001, the change in fair value of derivatives did not have a material impact on earnings.

NOTE 5.  SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The accounting policies of the business segments are the same as those for the Company's financial statements included herein.
All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support life or annuity contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and six month periods ended June 30:

                             Three Months Ended 	   Six Months Ended
                                 June 30,              		June 30,
			--------------------------	--------------------------
                     	   2001 	   2000            2001		   2000
			----------	----------	----------	----------
Net Revenues (a):
 Life Insurance 	$  34,745	$  34,773    	$  70,469    	$  67,950
 Annuities                 46,704          46,039          92,489          93,401
 Other                      1,892           1,521           1,613           5,243
			----------	----------	----------	----------
  Total Net Revenues    $  83,341	$  82,333    	$ 164,571    	$ 166,594
			==========	==========	==========	==========

Net Earnings:
 Life Insurance          $  7,033	$   8,590    	$  16,998    	$  17,390
 Annuities                 12,176          11,687          29,381          24,703
 Other                      1,230             989           1,048           3,408
			----------	----------	----------	----------
  Total Net Earnings	$  20,439	$  21,266    	$  47,427    	$  45,501
			==========	==========	==========	==========

Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

Item 2  Management's Narrative Analysis of the Results of
Operations

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and six month periods ended June 30, 2001 and 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2000 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10K.

In addition to providing historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond the Company's control, affect the operations, performance, business strategy, and results of the Company and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Economic Environment section below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. The Company undertakes no responsibility to update or revise any forward-looking statements.

During June 2001, Congress passed the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act"). The primary provision in the Act that directly impacts the Company's business is the reform and eventual repeal of the estate tax. Under the new tax law, the annual estate tax exemption will increase from $0.675 million in 2001 to $3.5 million in 2009, with a complete repeal of the estate tax in 2010. The Company currently markets an estate planning product through Merrill Lynch & Co.'s retail network of Financial Advisors.

During the second quarter 2001, the Company began implementing plans to consolidate its life and annuity policy administration service centers into one location. The consolidation is expected to be complete during the third quarter 2001 and is not expected to have a material impact on the Company's financial statements. The Company anticipates that future earnings will be positively impacted by the anticipated reduction in cost associated with maintaining one policy administration service center.

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

Economic Environment

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

- fluctuations in medium term interest rates
- fluctuations in credit spreads
- equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current six month period, medium term interest rates decreased approximately 58 basis points as compared to December 2000 and decreased approximately 160 basis points as compared to June 2000.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first six months of 2001, credit spreads contracted approximately 35 basis points to end the period at 143 basis points. During the first six months of 2000, credit spreads widened approximately 43 basis points to end the period at 154 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). After a volatile first quarter that ended with all three indices significantly lower, the U.S. equity market rebounded during the second quarter and recovered an appreciable percentage of the first quarters negative performance. During the first six months of 2001, the Dow, NASDAQ and S&P Index decreased 2.3%, 10.9% and 7.0%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Life insurance premiums and annuity deposits decreased $46.7 million (or 13%) to $309.6 million and $47.5 million (or 7%) to $641.3 million during the current three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. Variable annuity deposits continue to dominate the Company's overall sales by comprising 91% and 90% of total direct premiums for the three and six month periods ended June 30, 2001, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                                Premiums                         % Change
					------------------------	--------------------------
                                     	 Second     	  Six		 Second  	   Six
            				 Quarter  	 Months          Quarter    	  Months
                                  	  2001		  2001     	2001-2000	2001-2000
					---------	---------	----------	----------
                                             ($ In Millions)                         %
  Variable Annuities:
    Without surrender charge provision	$  150.8	$  316.4              58%	     232%
    With surrender charge provision        129.5           260.4             -41%            -48%
					---------	---------	----------	----------
                                           280.3           576.8             -11%             -3%
					=========	=========	==========	==========
  Variable Life Insurance:
    Estate Planning                         15.0            32.5             -20%            -23%
    Cash Value Accumulation                  4.4            11.9             -60%            -54%
					---------	---------	----------	----------
                                            19.4            44.4             -35%            -35%
					---------	---------	----------	----------

  Modified Guaranteed Annuities              8.0            14.5             -33%            -39%

  Other                                      1.9             5.6             103%             87%
					---------	---------	----------	----------
  Total Direct Premiums 		$  309.6	$  641.3             -13%             -7%
					=========	=========	==========	==========

During the current three and six month periods, variable annuity deposits decreased $32.9 million (or 11%) and $17.1 million (or
3%), respectively, as compared to the same periods in 2000. Management believes that variable annuity sales have been impacted by increased equity market volatility during the past 12-
15 months. However, declines in the Company's variable annuity deposits have been modest as compared to sales declines by other variable annuity carriers ("non-proprietary") within the Merrill Lynch & Co. distribution system. Non-proprietary variable annuity sales have decreased approximately 20% during the current six month period as compared to the same period in 2000. Management attributes the Company's relative success within its distribution system to the favorable impact of the Company's new variable annuity product, which was introduced during April 2000. This product offers certain features, most notably a "no surrender charge" provision, that differentiate it from the Company's existing variable annuity product, as well as the non-proprietary variable annuity
products within the Merrill Lynch & Co. distribution system.   In a
relatively short period of time, sales of this product have surpassed the sales of the Company's other "traditional" variable annuity product.

As noted above, management believes that variable annuity sales are impacted by the performance of the equity markets. Therefore, future variable annuity sales could be negatively impacted by:

- increased equity market volatility, or
- a continuation in the decline in the equity markets from what was experienced during 2000

During the current three and six months periods, variable life insurance premiums decreased $10.6 million (or 35%) and $23.6 (or 35%), respectively, as compared to the same periods in 2000. The decreases in variable life insurance premiums were attributable to two factors. First, uncertainty regarding potential changes in estate tax legislation negatively impacted sales of the Company's estate planning product. Sales of this product decreased $9.9 million (or 23%) as compared to the same period in 2000. Second, marketing efforts for the Company's cash accumulation product were de-emphasized as the Company developed a new single premium variable life product ("SPVL") that was designed to replace the existing single premium and multi-premium cash accumulation products. The new SPVL product was introduced in March 2001.

During the current three and six months periods, modified guaranteed annuity deposits decreased $4.0 million (or 33%) and $9.4 million (or 39%), respectively, as compared to the same periods in 2000. The decreases in modified guaranteed annuity deposits are primarily due to the lower interest rate environment as compared to the first six months of 2000. Sales of modified guaranteed annuity products, which offer a fixed interest crediting rate reflective of the current interest rate environment, tend to have a direct relationship to changes in interest rates.

Policy and contract surrenders increased $8.5 million (or 3%) and $34.8 million (or 6%) during the current three and six month periods, respectively, as compared to the same periods in 2000 primarily due to an increase in variable annuity surrenders. During the current three and six month periods ended June 30, 2001, variable annuity surrenders increased $16.7 million (or 9%) and $41.4 million (or 12%) as compared to the same periods in 2000. The increases are primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

During the first six months of 2001, separate accounts assets decreased $620.1 million (or 5%) to $11.7 billion primarily due to unfavorable investment performance associated with the general decline in the equity market. Separate accounts assets decreased $554.8 million, during the first six months of 2001, due to price depreciation in the underlying mutual funds supporting variable products. Also contributing to the decrease in separate accounts assets was a $65.6 million net cash outflow for variable products

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2001, the Company's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

As of June 30, 2001, approximately $99.2 million (or 5%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia
(excluding Japan), Latin America and Mexico. At June 30, 2001, the Company held $81.6 million in emerging market securities with an approximate unrealized loss of $2.4 million.

Results of Operations

For the three month periods ended June 30, 2001 and 2000, the Company reported net earnings of $20.4 million and $21.3 million, respectively. For the six month periods ended June 30, 2001 and 2000, the Company reported net earnings of $47.4 million and $45.5 million, respectively.

Policy charge revenue decreased $0.9 million (or 1%) and increased $2.1 million (or 2%) during the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. During the current six month period, non-asset based fees increased $7.0 million (or 18%) as compared to the same period in 2000. The increase in non-asset based fees is primarily due to increases in deferred policy load amortization and net fee income associated with the Company's variable annuity assumption reinsurance agreement. Conversely, during the current six month period, asset based fees decreased $4.9 million (or 6%) as compared to the same period in 2000. The decrease in asset based fees is primarily due to the decrease in average variable account balances. During the current six month period, average variable account balances decreased $949.3 million (or 7%) as compared to the first six months of 2000.

Net earnings derived from interest spread increased $0.4 million and decreased $2.3 million for the three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. Overall, net investment income and interest credited to policyholders' account balances continue to decline due to the reduction in fixed rate contracts inforce. The reduction in interest spread during the current six month period is primarily due to a $1.5 million reduction in real estate income, as well as the reduction in invested assets resulting from the Company's fourth quarter 2000 stockholder dividend payment.

Net realized investment gains increased $1.6 million and decreased $1.9 million during the current three and six month periods ended June 30, 2001, respectively, as compared to the same periods during 2000. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

                                  Three            Six
                                  Months      	  Months
        Realized Gain (Loss)    2001 - 2000	2001 - 2000
	-------------------- 	-----------	-----------
                                      ($ In Millions)

	Interest related 	$    0.8	$    0.7     (1)
	Credit related               0.4      	     1.4     (2)
	Trading account              0.4     	    (3.2)    (3)
   	Real estate                    -    	    (0.8)    (4)
				----------	----------
                                $    1.6       	$   (1.9)
				==========	==========

(1) The increases in interest related gains are primarily attributable to increases in invested asset market valuations as compared to the same periods in 2000. The increases in invested asset market valuations are primarily due to period-to-period decreases in interest rates and credit spreads.
(2) The prior periods' credit related losses included book value writedowns and asset sales of two large security holdings.
(3) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.
(4) The Company sold one property during the first quarter 2000 that resulted in a $0.8 million gain.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the current three and six month periods ended June 30, 2001, the market value adjustment expense increased $0.4 million and $0.8 million, respectively, as compared to the same periods in 2000. The increases are primarily due to the lower interest rate environment during 2001 as compared to 2000. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $0.3 million (or 3%) and decreased $4.4 million (or 22%) during the current three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease in the current six month period is primarily due to a $5.7 million reduction in mortality benefit accrual accumulations as compared to the prior period.

Reinsurance premium ceded increased $0.3 million (or 5%) and $0.9 million (or 8%) during the current three and six month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. The increases are attributable to the combined effect of the increasing age of contract owners and increased insurance inforce.

Amortization of deferred policy acquisition costs decreased $0.9 million (or 5%) during the current three month period ended June 30, 2001, as compared to the same period in 2000. The decrease in amortization of deferred policy acquisition costs is primarily due to the decrease in asset based variable annuity policy charge revenue. During the current six month period, amortization of deferred policy acquisition costs was relatively flat as compared to the same period in 2000.

Insurance expenses and taxes increased $1.6 million (or 10%) during the current three month period ended June 30, 2001, as compared to the same period in 2000. The increase is primarily due to an increase in costs related to the consolidation of the Company's policy administration service centers. During the current six month period, insurance expenses and taxes was flat as compared to the same period in 2000.

Segment Information

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decreases in other net revenues and other net earnings during the current six month period are primarily due to trading account losses incurred during 2001.

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

Date: August 14, 2001