Form 10-Q
period 2001-09-30
MERRILL LYNCH LIFE INSURANCE COMPANY
filed 2001-11-14
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

PART I   Financial Information

Item 1.  Financial Statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                              September 30,         December 31,
ASSETS                                                                             2001                 2000
------                                                                        -------------         ------------

INVESTMENTS:
     Fixed maturity securities, at estimated fair value
               (amortized cost:  2001 - $1,957,663; 2000 - $2,050,333)         $  1,987,232         $  2,012,016
     Equity securities, at estimated fair value
               (cost:  2001 - $187,861; 2000 - $229,045)                            184,347              215,030
     Trading account securities, at estimated fair value                             21,080               24,859
     Real estate held-for-sale                                                       19,447               19,447
     Policy loans on insurance contracts                                          1,199,237            1,193,690
                                                                               ------------         ------------

               Total Investments                                                  3,411,343            3,465,042


CASH AND CASH EQUIVALENTS                                                           216,938               92,730
ACCRUED INVESTMENT INCOME                                                            71,018               71,001
DEFERRED POLICY ACQUISITION COSTS                                                   470,293              494,088
FEDERAL INCOME TAXES - DEFERRED                                                           -               10,902
REINSURANCE RECEIVABLES                                                               4,682                3,090
AFFILIATED RECEIVABLES - NET                                                          1,937                  667
RECEIVABLES FROM SECURITIES SOLD                                                     14,935                2,578
OTHER ASSETS                                                                         40,021               40,614
SEPARATE ACCOUNTS ASSETS                                                         10,423,407           12,362,798
                                                                               ------------         ------------


TOTAL ASSETS                                                                   $ 14,654,574         $ 16,543,510
                                                                               ============         ============



See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================

                                                                                  September 30,           December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                  2001                   2000
------------------------------------                                              -------------          -------------

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
        Policyholders' account balances                                           $   3,316,858          $   3,421,873
        Claims and claims settlement expenses                                           101,038                 85,673
                                                                                  -------------          -------------

                     Total policyholder liabilities and accruals                      3,417,896              3,507,546


      OTHER POLICYHOLDER FUNDS                                                           14,311                 17,678
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                            10,006                 10,250
      FEDERAL INCOME TAXES - DEFERRED                                                    12,248                      -
      FEDERAL INCOME TAXES - CURRENT                                                        883                  5,134
      PAYABLES FOR SECURITIES PURCHASED                                                  66,047                  1,328
      UNEARNED POLICY CHARGE REVENUE                                                    111,435                101,182
      OTHER LIABILITIES                                                                  11,355                 32,074
      SEPARATE ACCOUNTS LIABILITIES                                                  10,417,395             12,356,035
                                                                                  -------------          -------------

                     Total Liabilities                                               14,061,576             16,031,227
                                                                                  -------------          -------------

STOCKHOLDER'S EQUITY:
      Common stock ($10 par value; authorized: 1,000,000 shares; issued and
         outstanding: 250,000 shares)                                                     2,500                  2,500
      Additional paid-in capital                                                        347,324                347,324
      Retained earnings                                                                 258,623                194,808
      Accumulated other comprehensive loss                                              (15,449)               (32,349)
                                                                                  -------------          -------------

                     Total Stockholder's Equity                                         592,998                512,283
                                                                                  -------------          -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $  14,654,574          $  16,543,510
                                                                                  =============          =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                   Three Months Ended
                                                                                      September 30,
                                                                              ------------------------------
                                                                                 2001                2000
                                                                              ----------          ----------

REVENUES:
     Policy charge revenue                                                    $   62,446          $   74,809
     Net investment income                                                        55,334              58,709
     Net realized investment gains (losses)                                       (1,525)                775
                                                                              ----------          ----------

                         Total Revenues                                          116,255             134,293
                                                                              ----------          ----------

BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances                         38,570              41,180
     Market value adjustment expense                                                 598                 127
     Policy benefits (net of reinsurance recoveries:  2001 - $2,960;
       2000 - $3,417)                                                             10,204               9,464
     Reinsurance premium ceded                                                     5,930               6,061
     Amortization of deferred policy acquisition costs                            15,623               3,086
     Insurance expenses and taxes                                                 20,119              11,394
                                                                              ----------          ----------

                         Total Benefits and Expenses                              91,044              71,312
                                                                              ----------          ----------

                         Earnings Before Federal Income Tax Provision             25,211              62,981

FEDERAL INCOME TAX PROVISION (BENEFIT):
     Current                                                                      (2,118)             18,179
     Deferred                                                                     10,941               3,865
                                                                              ----------          ----------

                         Total Federal Income Tax Provision                        8,823              22,044
                                                                              ----------          ----------

NET EARNINGS                                                                  $   16,388          $   40,937
                                                                              ==========          ==========



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                    Nine  Months Ended
                                                                                       September 30,
                                                                              ------------------------------
                                                                                 2001                2000
                                                                              ----------          ----------

REVENUES:
     Policy charge revenue                                                    $  192,666          $  202,882
     Net investment income                                                       167,927             178,733
     Net realized investment gains (losses)                                       (2,152)              2,038
                                                                              ----------          ----------

                         Total Revenues                                          358,441             383,653
                                                                              ----------          ----------

BENEFITS AND EXPENSES:
     Interest credited to policyholders' account balances                        116,185             123,946
     Market value adjustment expense                                               1,555                 249
     Policy benefits (net of reinsurance recoveries:  2001 - $11,298;
       2000 - $12,169)                                                            26,247              29,943
     Reinsurance premium ceded                                                    18,538              17,747
     Amortization of deferred policy acquisition costs                            48,608              36,561
     Insurance expenses and taxes                                                 51,082              42,225
                                                                              ----------          ----------

                         Total Benefits and Expenses                             262,215             250,671
                                                                              ----------          ----------

                         Earnings Before Federal Income Tax Provision             96,226             132,982

FEDERAL INCOME TAX PROVISION:
     Current                                                                      18,361              41,398
     Deferred                                                                     14,050               5,146
                                                                              ----------          ----------

                         Total Federal Income Tax Provision                       32,411              46,544
                                                                              ----------          ----------

NET EARNINGS                                                                  $   63,815          $   86,438
                                                                              ==========          ==========



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                           Three Months Ended
                                                                                              September 30,
                                                                                       ----------------------------
                                                                                         2001                2000
                                                                                       ---------          ---------

NET EARNINGS                                                                           $  16,388          $  40,937

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains on available-for-sale securities:
       Net unrealized holding gains arising during the period                             38,702             31,364
       Reclassification adjustment for (gains) losses included in net earnings             1,453               (187)
                                                                                       ---------          ---------

       Net unrealized gains on investment securities                                      40,155             31,177

       Adjustments for:
           Policyholder liabilities                                                      (20,513)            (8,164)
           Deferred policy acquisition costs                                              (8,755)           (10,118)
           Deferred federal income taxes                                                  (3,810)            (4,512)
                                                                                       ---------          ---------

    Total other comprehensive income, net of taxes                                         7,077              8,383
                                                                                       ---------          ---------

COMPREHENSIVE INCOME                                                                   $  23,465          $  49,320
                                                                                       =========          =========



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                       ----------------------------
                                                                                          2001               2000
                                                                                       ---------          ---------

NET EARNINGS                                                                           $  63,815          $  86,438

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains on available-for-sale securities:
       Net unrealized holding gains arising during the period                             74,678             25,744
       Reclassification adjustment for (gains) losses included in net earnings             1,957             (1,537)
                                                                                       ---------          ---------

       Net unrealized gains on investment securities                                      76,635             24,207

       Adjustments for:
           Policyholder liabilities                                                      (29,370)            (6,050)
           Deferred policy acquisition costs                                             (21,265)            (9,333)
           Deferred federal income taxes                                                  (9,100)            (3,089)
                                                                                       ---------          ---------

    Total other comprehensive income, net of taxes                                        16,900              5,735
                                                                                       ---------          ---------

COMPREHENSIVE INCOME                                                                   $  80,715          $  92,173
                                                                                       =========          =========



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                                Accumulated
                                                                Additional                         other            Total
                                                 Common           paid-in         Retained     comprehensive     stockholder's
                                                 stock            capital         earnings          loss            equity
                                               ----------       ----------       ----------    -------------     -------------

BALANCE, JANUARY 1, 2000                       $    2,500       $  347,324       $  134,127      $  (50,085)      $  433,866

   Cash dividend paid to parent                                                     (65,000)                         (65,000)

   Net earnings                                                                     125,681                          125,681

   Other comprehensive income, net of tax                                                            17,736           17,736
                                               ----------       ----------       ----------      ----------       ----------

BALANCE, DECEMBER 31, 2000                          2,500          347,324          194,808         (32,349)         512,283

  Net earnings                                                                       63,815                           63,815

  Other comprehensive income, net of tax                                                             16,900           16,900
                                               ----------       ----------       ----------      ----------       ----------

BALANCE, SEPTEMBER 30, 2001                    $    2,500       $  347,324       $  258,623      $  (15,449)      $  592,998
                                               ==========       ==========       ==========      ==========       ==========



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                      ------------------------------
                                                                                         2001                2000
                                                                                      ----------          ----------

Cash Flows From Operating Activities:
  Net earnings                                                                        $   63,815          $   86,438
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                    48,608              36,561
     Capitalization of policy acquisition costs                                          (46,078)            (71,618)
     Accretion of investments                                                             (1,046)             (1,010)
     Interest credited to policyholders' account balances                                116,185             123,946
     Provision for deferred Federal income tax                                            14,050               5,146
  (Increase) decrease in operating assets:
     Accrued investment income                                                               (17)                169
     Reinsurance receivables                                                              (1,592)                185
     Affiliated receivables                                                               (1,270)             (4,801)
     Other                                                                                   593               6,335
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                 15,365              16,867
    Other policyholder funds                                                              (3,367)             (7,643)
    Liability for guaranty fund assessments                                                 (244)             (5,063)
    Federal income taxes - current                                                        (4,251)              8,128
    Unearned policy charge revenue                                                        10,253              17,545
     Other                                                                               (20,996)              4,456
  Other operating activities:
     Net realized investment (gains) losses                                                2,152              (2,038)
                                                                                      ----------          ----------

               Net cash and cash equivalents provided by operating activities            192,160             213,603
                                                                                      ----------          ----------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                             163,038             135,791
      Maturities of available-for-sale securities                                        283,982             200,777
      Purchases of available-for-sale securities                                        (258,238)           (216,231)
      Trading account securities                                                             384                 621
      Sale of real estate held-for-sale                                                        -               1,375
      Policy loans on insurance contracts                                                 (5,547)            (21,895)
      Recapture of investments in separate accounts                                            -                 665
      Investment in separate accounts                                                     (1,001)             (2,110)
                                                                                      ----------          ----------

               Net cash and cash equivalents provided by investing activities         $  182,618          $   98,993
                                                                                      ----------          ----------



See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
================================================================================

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                        ----------------------------------
                                                                                            2001                  2000
                                                                                        ------------          ------------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)              $    862,222          $  1,067,651
     Policyholder withdrawals (including transfers to / from separate accounts)           (1,112,792)           (1,328,551)
                                                                                        ------------          ------------

           Net cash and cash equivalents used by financing activities                       (250,570)             (260,900)
                                                                                        ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    124,208                51,696

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                                  92,730                92,181
                                                                                        ------------          ------------

           End of period                                                                $    216,938          $    143,877
                                                                                        ============          ============

Supplementary Disclosure of Cash Flow Information:
           Cash paid for:
                     Federal income taxes                                               $     22,612          $     33,270
                     Intercompany interest                                                       653                   672



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1:  BASIS OF PRESENTATION

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

NOTE 2. STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at September 30, 2001 and December 31, 2000 were $262,297 and $252,704, respectively. For the nine month periods ended September 30, 2001 and 2000, statutory net income (loss) was ($14,182) and $56,886, respectively.

NOTE 3. INVESTMENTS

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

                                                      September 30,      December 31,
                                                          2001               2000
                                                      -------------      ------------
Assets:
     Fixed maturity securities                         $  29,569          $ (38,317)
     Equity securities                                    (3,514)           (14,015)
     Deferred policy acquisition costs                    (2,008)            19,257
     Federal income taxes - deferred                           -             17,419
     Separate Accounts assets                             (2,105)              (353)
                                                       ---------          ---------
                                                          21,942            (16,009)
                                                       ---------          ---------
Liabilities:

     Federal income taxes - deferred                      (8,319)                 -
     Policyholders' account balances                      45,710             16,340
                                                       ---------          ---------
                                                          37,391             16,340
                                                       ---------          ---------
Stockholder's equity:
     Accumulated other comprehensive loss              $ (15,449)         $ (32,349)
                                                       =========          =========

Net realized investment gains (losses), including changes in valuation allowances for the nine months ended September 30 were as follows:

                                                         September 30,     September 30,
                                                             2001              2000
                                                         -------------     -------------
Available-for-sale securities                              $  1,243          $ (2,313)
Trading account securities:
     Net realized investment gains (losses)                  (1,478)            5,587
     Net unrealized holding losses                           (1,917)           (1,998)

Real estate held-for-sale                                         -               750

Investment in Separate Accounts                                   -                12
                                                           --------          --------

Total net realized investment gains (losses)               $ (2,152)         $  2,038
                                                           ========          ========

NOTE 4. ACCOUNTING PRONOUNCEMENTS

On January 1, 2001, the Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined by SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of the Company's derivatives instruments are recorded in earnings. At September 30, 2001, the change in fair value of derivatives did not have a material impact on earnings.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                                                Three Months Ended                   Nine Months Ended
                                                   September 30,                       September 30,
                                            ---------------------------         ---------------------------
                                               2001              2000              2001              2000
                                            ---------         ---------         ---------         ---------
NET REVENUES (a):
    Annuities                               $  45,730         $  48,799         $ 138,219         $ 142,200
    Life Insurance                             31,324            40,843           101,793           108,793
    Other                                         631             3,471             2,244             8,714
                                            ---------         ---------         ---------         ---------

       Total Net Revenues                   $  77,685         $  93,113         $ 242,256         $ 259,707
                                            =========         =========         =========         =========

NET EARNINGS:

    Annuities                               $   9,931         $  14,597         $  39,312         $  39,300
    Life Insurance                              6,046            24,084            23,044            41,474
    Other                                         411             2,256             1,459             5,664
                                            ---------         ---------         ---------         ---------

       Total Net Earnings                   $  16,388         $  40,937         $  63,815         $  86,438
                                            =========         =========         =========         =========


(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and nine month periods ended September 30, 2001 and 2000. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2000 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2000 10K.

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

FINANCIAL EXPOSURE RELATED TO THE EVENTS OF SEPTEMBER 11, 2001

The Company has determined that its financial exposure related to the events and aftermath of the terrorist attacks ("Attacks") on September 11, 2001 can be characterized into the following risk categories: mortality risk, equity price risk, and credit risk. The following discusses each type of risk in greater detail and its impact, either actual or potential, on the Company.

Mortality Risk - In quantifying mortality risk directly associated with the Attacks, the Company has not experienced a material financial impact due to reported death claims and does not anticipate a material financial impact of death claims incurred but not reported. Mitigating factors of direct mortality risk include i) the Company is not licensed to sell individual or group life insurance and annuities in the State of New York, where the largest concentration of mortality risk exists, and ii) the Company does not assume mortality risks of other life insurance companies.

Equity Price Risk - The significant decrease in the U.S. equity market that occurred after the Attacks has negatively impacted the Company's earnings and future earnings via the following:

- Reductions in separate accounts assets. Asset-based fees collected on separate accounts assets are a primary source of earnings for the Company, thus lower asset balances will result in lower fee income. During the month of September, the Company's separate accounts assets decreased $819 million, or 7% as compared to August. Approximately $801 million of this decrease was due to negative investment performance in the underlying mutual funds supporting variable products.

- Reductions in trading account assets. The Company's trading account is carried at market value with changes in market value included in earnings. The trading account is subject to equity price risk because the portfolio is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. Trading account losses for the month of September were $1.2 million.

- Increased exposure to guaranteed minimum death benefits. Due to decreasing variable account balances there is an increasing number of contracts, and amounts per contract, in which guaranteed minimum death benefits exceed contract owner account values. This will result in greater future mortality expense given the current reduced level of variable account balances.

Credit Risk - Airline, insurance, and hotel & tourism sectors have been particularly impacted by the Attacks. As such, credit quality within those sectors has been negatively effected. The following table summarizes the Company's holdings at book value for these sectors:


(In millions)                     Airline               Insurance       Hotels & Tourism
                                  -------               ---------       ----------------
Holdings                           $43.1   (1)            $125.3   (2)       $28.4    (3)

(1)  Includes $9.3 million in lower tranche debt of weaker airlines

(2) Includes $26.2 million in insurance companies with a significant New York City presence in property & casualty insurance and workers compensation insurance

(3)  Includes $10.2 million in non-investment grade holdings

The Company monitors these investments on a daily basis, however the Company has not incurred any realized losses due to the sale or book value writedown of any securities in the sectors noted above.

Technology - The Company's policy administration systems were not impacted by the Attacks and contract owner processing for all fixed product transactions continued as normal. Variable product processing was suspended during the closure of the stock exchanges and resumed on Monday, September 17. Also, the Company relocated certain financial systems to a designated disaster recovery location in accordance with Company policy.

Expenses - Expenses incurred by Merrill Lynch & Co. associated with the Attacks include costs related to i) the write-off of damaged assets, ii) the purchase of replacement equipment, and iii) employee relocation, which required arranging alternative office facilities and reconfiguring technology, telecommunications, and transportation. Amounts allocated to the Company due to these expenses have not had a material impact on earnings. Additional expenses related to the Attacks continue to be incurred, however the full financial impact cannot be currently determined. Management does not believe that these expenses will have a material impact on earnings.

DISCONTINUANCE OF ESTATE PLANNING LIFE INSURANCE

Effective August 20, 2001, the Company discontinued manufacturing and marketing estate planning life insurance products. Given both limited resources and market potential, the Company could not justify the investments necessary to compete against carriers who have the scale required to make frequent improvements to their products. These factors combined with recent estate tax legislation (see below) also contributed to the decision. The Company's product manufacturing and marketing resources will be committed to products with outstanding growth prospects, those products where the Company has strategic advantages relative to other manufacturers within the Merrill Lynch & Co. distribution system, and those that leverage the tremendous marketing and distribution capabilities of Merrill Lynch & Co.'s U.S. Private Client Division. The Company will continue to issue its single premium variable life insurance product that was introduced in March 2001. Also, the Company remains committed to servicing all life insurance contracts in force.

The decision to discontinue manufacturing and marketing estate planning life insurance products is not expected to have a material impact on earnings. Pre-tax earnings related to these products have historically contributed less than 6% of the Company's total pre-tax earnings.

TAX LEGISLATION

During June 2001, Congress passed the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act"). The primary provision in the Act that directly impacts the Company's business is the reform and eventual repeal of the estate tax. Under the new tax law, the annual estate tax exemption will increase from $0.675 million in 2001 to $3.5 million in 2009, with a complete repeal of the estate tax in 2010. During the third quarter 2001, the Company decided to discontinue marketing its estate planning life insurance products.

SERVICE CENTER INTEGRATION

During the second quarter 2001, the Company announced plans to consolidate its life and annuity policy administration service centers into one location. The objective of this initiative is to provide high quality service with a single point of contact for all of the Company's touchpoints, including contract owners, Financial Advisors, District Annuity Specialists, and Wealth Management Specialists. In addition, the consolidation is consistent with Merrill Lynch & Co.'s goals of integrating for efficiency, minimizing business risk, and maximizing the client experience. The consolidation was completed during the third quarter 2001. Costs incurred related to the consolidation were $7.8 million, with the majority of these costs reported in the third quarter. The Company anticipates future annual expense savings of approximately $5.5 million.

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


ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:


-    fluctuations in medium term interest rates

-    fluctuations in credit spreads

-    equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current nine month period, medium term interest rates decreased approximately 139 basis points as compared to December 2000 and decreased approximately 218 basis points as compared to September 2000.

The Company defines credit spreads as the interest rate spread between the 5-year U.S. Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During the first nine months of 2001, credit spreads contracted approximately 20 basis points to end the period at 158 basis points. During the first nine months of 2000, credit spreads widened approximately 39 basis points to end the period at 150 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first nine months of 2001, the Dow, NASDAQ and S&P Index decreased 18%, 39% and 21%, respectively. Prior to September 11, 2001, the Dow, NASDAQ and S&P Index decreased 11%, 31% and 17%, respectively. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

Life insurance premiums and annuity deposits decreased $131.3 million (or 29%) to $323.0 million and $178.8 million (or 16%) to $964.3 million during the current three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. Variable annuity deposits continue to dominate the Company's overall sales by comprising 91% and 90% of total direct premiums for the three and nine month periods ended September 30, 2001, respectively. Life insurance premiums and annuity deposits by type of product were as follows:

                                                              Premiums                       % Change
                                                    ---------------------------    ----------------------------
                                                    Third Quarter   Nine Months    Third Quarter    Nine Months
                                                        2001            2001         2001-2000       2001-2000
                                                    -------------   -----------    -------------    -----------
                                                           ($ In Millions)
Variable Annuities:
   Without surrender charge provision                 $ 153.2         $ 469.6            -12%             74%
   With surrender charge provision                      140.9           401.3            -41%            -45%
                                                      -------         -------         -------         -------
                                                        294.1           870.9            -29%            -13%
                                                      -------         -------         -------         -------

Variable Life Insurance:
   Estate Planning                                       12.7            45.2            -47%            -32%
   Cash Value Accumulation                                4.6            16.5            -53%            -54%
                                                      -------         -------         -------         -------
                                                         17.3            61.7            -49%            -40%
                                                      -------         -------         -------         -------

Modified Guaranteed Annuities                             8.4            22.9             14%            -27%

Other                                                     3.2             8.8            113%            110%
                                                      -------         -------         -------         -------

Total Direct Premiums                                 $ 323.0         $ 964.3            -29%            -16%
                                                      =======         =======         =======         =======

During the current three and nine month periods, variable annuity deposits decreased $117.3 million (or 29%) and $134.4 million (or 13%), respectively, as compared to the same periods in 2000. Management believes that variable annuity sales have been impacted by equity market volatility related to the general economic slowdown, as well as the Attacks of September 11. In addition, third quarter 2001 sales were directly impacted by the business shutdown and general business uncertainty in the aftermath of the Attacks. However, for the current nine month period declines in the Company's variable annuity deposits have been less severe as compared to sales declines by other variable annuity carriers ("non-proprietary") within the Merrill Lynch & Co. distribution system and for the industry in general. Non-proprietary variable annuity sales have decreased approximately 23% during the current nine month period as compared to the same period in 2000. Similarly, variable annuity sales for the industry have decreased approximately 21% during the same time period. Management attributes the Company's relative success within its distribution system to the strength of its wholesaling force and in particular their distribution of the Company's "no surrender charge" variable annuity product, which was introduced during April 2000. In a relatively short period of time, sales of this product have surpassed the sales of the Company's other "more traditional" variable annuity product.

As noted above, management believes that variable annuity sales are impacted by the performance of the equity markets. Therefore, future variable annuity sales could be negatively impacted by:

-    increased equity market volatility, or

- a continuation in the decline in the equity markets from what was experienced during 2000

During the current three and nine months periods, variable life insurance premiums decreased $16.9 million (or 49%) and $40.6 (or 40%), respectively, as compared to the same periods in 2000. The decreases in variable life insurance premiums were attributable to two factors. First, uncertainty regarding potential changes in estate tax legislation negatively impacted sales of the Company's estate planning product. Sales of this product decreased $21.3 million (or 32%) as compared to the same period in 2000 and as noted above were discontinued. Second, marketing efforts for the Company's cash accumulation product were de-emphasized as the Company developed a new single premium variable life product ("SPVL") that was designed to replace the existing single premium and multi-premium cash accumulation products. The new SPVL product was introduced in March 2001.

During the current three and nine months periods, modified guaranteed annuity deposits increased $1.0 million (or 14%) and decreased $8.4 million (or 27%), respectively, as compared to the same periods in 2000. Modified guaranteed annuity products offer a fixed interest crediting rate reflective of the current interest rate environment, thus increases or decreases in sales tend to have a direct relationship to changes in interest rates.

FINANCIAL CONDITION

During the first nine months of 2001, separate accounts assets decreased $1.9 billion (or 16%) to $10.4 billion primarily due to unfavorable investment performance associated with the general decline in the equity market. Changes in separate accounts assets for the current three and nine month periods ended September 30, 2001 were as follows:

                                                             Third              Nine
                                                            Quarter            Months
                                                             2001               2001
                                                         -----------        -----------
                                                                 (In Millions)
Investment performance - variable products               $  (1,309.0)       $  (1,863.8)

Net cash outflow - variable products                           (66.3)             (74.9)

Net change in seed money                                        (1.1)              (0.7)
                                                         -----------        -----------
                                                         $  (1,376.4)       $  (1,939.4)
                                                         ===========        ===========

As of September 30, 2001, approximately $86.8 million (or 4%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company carefully selects, and closely monitors, such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At September 30, 2001, the Company held $84.5 million in emerging market securities with an approximate unrealized loss of $3.4 million.


LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2001, the Company's assets included $1.9 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2001 and 2000, the Company reported net earnings of $16.4 million and $40.9 million, respectively. For the nine month periods ended September 30, 2001 and 2000, the Company reported net earnings of $63.8 million and $86.4 million, respectively.

Policy charge revenue decreased $12.4 million (or 17%) and $10.2 million (or 5%) during the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. The decreases in policy charge revenue are attributable to the decrease in average variable account balances. Average variable account balances decreased $2.0 billion (or 15%) and $1.3 billion (or 10%) during the current three and nine month periods as compared to the same periods in 2000. During the same periods, asset based policy charges decreased $6.6 million (or 14%) and $11.5 million (or 9%). During the current three month period, non-asset based policy charges decreased $5.8 million (or 20%) as compared to the same period in 2000. The decrease is primarily due to a $4.1 million decrease in deferred policy load amortization.

Net earnings derived from interest spread decreased $0.8 million and $3.0 million for the three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. Overall, net investment income and interest credited to policyholders' account balances continue to decline due to the reduction in fixed rate contracts inforce. The reduction in interest spread during the current nine month period is primarily due to a $1.1 million reduction in real estate income, as well as the reduction in invested assets resulting from the Company's fourth quarter 2000 stockholder dividend payment.

Net realized investment gains decreased $2.3 million and $4.2 million during the current three and nine month periods ended September 30, 2001, respectively, as compared to the same periods during 2000. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

                                 Three Months    Nine Months
  Realized Gain (Loss)           2001 - 2000     2001 - 2000
------------------------------   -----------     -----------
                                      (In Millions)

Interest related                   $   2.0          $   2.7   (1)
Credit related                        (0.5)             0.9
Trading account                       (3.8)            (7.0)  (2)

Real estate                              -             (0.8)  (3)
                                   -------          -------
                                   $  (2.3)         $  (4.2)
                                   =======          =======

(1) The increases in interest related gains are primarily attributable to increases in invested asset market valuations as compared to the same periods in 2000. The increases in invested asset market valuations are primarily due to period-to-period decreases in interest rates and credit spreads.

(2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(3) The Company sold one property during the first quarter 2000 that resulted in a $0.8 million gain.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the current three and nine month periods ended September 30, 2001, the market value adjustment expense increased $0.5 million and $1.3 million, respectively, as compared to the same periods in 2000. The increases are primarily due to the lower interest rate environment during 2001 as compared to 2000. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $0.7 million (or 8%) and decreased $3.7 million (or 12%) during the current three and nine month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. The decrease in the current nine month period is primarily due to a $3.7 million reduction in mortality benefit accrual accumulations as compared to the prior period.

Amortization of deferred policy acquisition costs increased $12.5 million and $12.0 million during the current three and nine month periods ended September 30, 2001, as compared to the same periods in 2000. During the third quarter 2000, the Company revised its future gross profit assumptions on certain life insurance business. The retrospective adjustment of the Company's deferred policy acquisition costs resulted in a $15.6 million decrease in amortization of deferred policy acquisition costs. Excluding this adjustment, amortization of deferred policy acquisition costs decreased $3.1 million and $3.6 million during the current three and nine month periods, respectively, as compared to the same periods in 2000. These decreases are primarily due to the decrease in asset based variable annuity policy charge revenue.

Insurance expenses and taxes increased $8.7 million (or 77%) and $8.9 million (or 21%) during the current three and nine month periods ended September 30, 2001, as compared to the same periods in 2000. During the third quarter 2000, the Company recorded a $5.8 million reduction in its guaranty fund assessment liability. Excluding this adjustment, insurance expenses and taxes increased $2.9 million and $3.1 million during the current three and nine month periods ended September 30, 2001, as compared to the same periods in 2000. During the current three and nine month periods, general expenses increased $6.9 million and $7.8 million, respectively, due to costs related to the consolidation of the Company's policy administration service centers. Offsetting these increases during the current three and nine month periods was a decrease in certain employee related expense allocations from Merrill Lynch & Co., and a decrease in expenditures related to financial systems enhancements.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decreases in other net revenues and other net earnings during the current three and nine month periods are primarily due to trading account losses incurred during 2001.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  MATTHEW J. RIDER

                                       -----------------------------------------

                                              Matthew J. Rider
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

Date: November 12, 2001