Form 10-K405
period 2001-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2002-03-28
CIK 845091

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

         The Registrant is currently licensed in 49 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. During 2001, life insurance and annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 16%, California, 9%, Pennsylvania, 8%, Texas, 7%, and New Jersey, 7%, as measured by total contract owner deposits.

        The Registrant's life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. ("MLLA"), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2001, approximately 13,710 agents of MLLA were authorized to act for the Registrant.

Item 2. Properties.

        The Registrant's home office is located in Little Rock, Arkansas. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. MLIG occupies certain office space in Princeton, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG. Merrill Lynch Insurance Group Services, Inc. ("MLIGS"), an affiliate of MLIG, owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. During 2001, MLIGS consolidated operations into the Jacksonville, Florida location. MLIGS continues to lease the office space in Springfield, Massachusetts, although there are no personnel at that location.

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

        During 2001, the Registrant did not pay any dividends. During 2000, the Registrant paid an ordinary dividend of $26,518,000 and an extraordinary dividend of $38,482,000 to MLIG. The extraordinary dividend was paid pursuant to approval granted by the Arkansas Insurance Commissioner. No other cash or stock dividends have been declared on Registrant's common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant's ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant's financial statements.

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

FINANCIAL EXPOSURE RELATED TO THE EVENTS OF SEPTEMBER 11, 2001

Merrill Lynch Life has determined that its financial exposure related to the events and aftermath of the terrorist attacks ("Attacks") on September 11, 2001 can be characterized into the following risk categories: mortality risk, equity price risk, and credit risk. The following discusses each type of risk in greater detail and its impact, either actual or potential, on Merrill Lynch Life.

Mortality Risk - In quantifying mortality risk directly associated with the Attacks, Merrill Lynch Life has not experienced a material financial impact due to reported death claims and does not anticipate a material financial impact of death claims incurred but not reported. Mitigating factors of direct mortality risk include i) Merrill Lynch Life is not licensed to sell individual or group life insurance and annuities in the State of New York, where the largest concentration of mortality risk exists, and ii) Merrill Lynch Life does not assume mortality risks of other life insurance companies.

Equity Price Risk - The significant decrease in the U.S. equity market that occurred after the Attacks has negatively impacted Merrill Lynch Life's earnings and future earnings via the following:

- Reductions in separate accounts assets. Asset based fees collected on separate accounts assets are a primary source of earnings for Merrill Lynch Life, thus lower asset balances will result in lower fee income. During the month of September 2001, Merrill Lynch Life's separate accounts assets decreased $819 million, or 7% as compared to August 2001. Approximately $801 million of this decrease was due to negative investment performance in the underlying mutual funds supporting variable products. Although investment performance rebounded during the fourth quarter 2001, earnings have been negatively impacted due to this reduction in separate accounts assets.

- Increased exposure to guaranteed minimum death benefits. Due to decreasing variable contract owner account values, there is an increasing number of contracts, and amounts per contract, in which guaranteed minimum death benefits exceed those contract owner account values. This may result in greater future mortality expense given the current reduced level of variable account balances.

- Reductions in trading account assets. Merrill Lynch Life's trading account is carried at market value with changes in market value included in earnings. The trading account is subject to equity price risk because the portfolio is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are each impacted by changes in value of the underlying equity security. Trading account losses for the month of September 2001 were $1.2 million. Trading account losses for the year ended 2001 were $1.4 million.

Credit Risk - Airline, insurance, and hotel & tourism sectors have been particularly impacted by the Attacks. As such, credit quality within those sectors has been negatively affected. Merrill Lynch Life monitors its credit exposure to these sectors on a daily basis. Merrill Lynch Life has not incurred any realized losses due to the sale or book value writedown of any securities in these sectors.

Technology - Merrill Lynch Life's policy administration systems were not impacted by the Attacks and contract owner processing for all fixed product transactions continued as normal. Variable product processing was suspended during the closure of the stock exchanges and resumed on Monday, September 17. Also, Merrill Lynch Life relocated certain financial systems to a designated disaster recovery location in accordance with Merrill Lynch & Co. policy.

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

Demographically, the population is aging, which favors life insurance and annuity products. During June 2001, Congress passed the Economic Growth and Tax Relief Reconciliation Act of 2001 (the "Act"). The primary provision in the Act that directly impacts Merrill Lynch Life's business is the reform and eventual repeal of the estate tax. Under the new tax law, the annual estate tax exemption will increase from $0.675 million in 2001 to $3.5 million in 2009, with an anticipated complete repeal of the estate tax in 2010. During the third quarter 2001, Merrill Lynch Life decided to discontinue marketing its estate planning life insurance products (discussed below).

DISCONTINUANCE OF ESTATE PLANNING LIFE INSURANCE

Effective August 20, 2001, Merrill Lynch Life discontinued manufacturing and marketing estate planning life insurance products. Given both limited resources and market potential, Merrill Lynch Life could not justify the investments necessary to compete against carriers who have the scale required to make frequent improvements to their products. These factors, combined with recent estate tax legislation (discussed above), also contributed to the decision. Merrill Lynch Life's product manufacturing and marketing resources will be committed to products that Merrill Lynch Life believes has strong growth prospects, those products where Merrill Lynch Life has strategic advantages relative to other manufacturers within the Merrill Lynch & Co. distribution system, and those that leverage the marketing and distribution capabilities of Merrill Lynch & Co.'s U.S. Private Client Division. Merrill Lynch Life will continue to issue its single premium variable life insurance product that was introduced in March 2001. Also, Merrill Lynch Life remains committed to servicing all its life insurance contracts in force.

The decision to discontinue manufacturing and marketing estate planning life insurance products is not expected to have a material impact on earnings. Pre-tax earnings related to these products have historically contributed less than 6% of Merrill Lynch Life's total pre-tax earnings.

SERVICE CENTER INTEGRATION

During the second quarter 2001, Merrill Lynch Life announced plans to consolidate its life and annuity policy administration service centers into one location. The objective of this initiative is to provide high quality service with a single point of contact for all of Merrill Lynch Life's touchpoints, including contract owners, Financial Advisors, District Annuity Specialists, and Wealth Management Specialists. In addition, the consolidation is consistent with Merrill Lynch & Co.'s goals of integrating for efficiency, minimizing business risk, and maximizing the client experience. The consolidation was completed during the third quarter 2001. Costs incurred related to the consolidation were $10.7 million, with the majority of these costs reported in the third quarter. Merrill Lynch Life anticipates future annual expense savings of approximately $5.5 million.

ECONOMIC ENVIRONMENT

Merrill Lynch Life's financial position and/or results of operations are primarily impacted by the following economic factors:

-       fluctuations in medium term interest rates

-       fluctuations in credit spreads

-       equity market performance

Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2001, medium term interest rates decreased approximately 101 basis points to yield, on average, 4.12% at December 31, 2001.

Merrill Lynch Life defines credit spreads as the interest rate spread between the 5-year U.S Treasury Bond Index and the 5-year Corporate Industrial Bond Index. During 2001, credit spreads contracted approximately 32 basis points to end the year at 146 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). Despite a rebound in the U.S. equity market during the fourth quarter 2001, all three indices closed significantly lower from their respective levels at December 31, 2000. During 2001, the Dow, NASDAQ and S&P Index decreased 7.1%, 21.1% and 13.0%, respectively. Although the investment performance in the underlying mutual funds supporting Merrill Lynch Life's variable products do not replicate the returns on any specific U.S. equity market index; investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

Merrill Lynch Life sells variable and interest-sensitive life insurance and annuity products through Merrill Lynch & Co.'s retail network of Financial Advisors. Merrill Lynch Life competes for Merrill Lynch & Co.'s clients' life insurance and annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.'s retail network, and with insurers who solicit this business directly. The product lines that Merrill Lynch Life offers are focused in the highly competitive market segment of retirement and death benefit planning. Merrill Lynch Life competes in this market segment by integrating its products into Merrill Lynch & Co.'s planning-based financial management program.

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

Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuities, variable life insurance products, and modified guaranteed annuities. These products are designed to address the retirement and death benefit planning needs of Merrill Lynch & Co.'s clients. Merrill Lynch Life offers three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuity contains a seven year surrender charge period, the L-Share variable annuity (introduced in the fourth quarter 2001) contains a three year surrender charge period, and the C-Share variable annuity has no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. As previously noted, Merrill Lynch Life discontinued manufacturing and marketing estate planning life insurance during the third quarter 2001. Merrill Lynch Life's variable life insurance product provides life insurance protection with maximum cash value accumulation. This product allows the contract owner to allocate the cash value of the policy to underlying diversified mutual fund portfolios. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period. The following table summarizes Merrill Lynch Life's sales activity for the three years ending December 31, 2001:

                                       (In Millions)                     % Change
                              ----------------------------------  ------------------------
                                 2001      2000          1999     2001 - 2000  2000 - 1999
                              --------- -----------  -----------  -----------  -----------
Variable Annuities:
   C-Share                    $  566.8   $   472.4   $        -          20%          100%
   B-Share                       506.0       939.8      1,099.3         -46           -15
   L-Share                        19.4           -            -         100             -
                              --------- -----------  -----------  ----------- ------------
                               1,092.2     1,412.2      1,099.3         -23            28
                              --------- -----------  -----------  ----------- ------------

Variable Life Insurance:
  Estate Planning                 58.5        86.0         74.5         -32            15
  Cash Value Accumulation         21.4        47.3         61.4         -55           -23
                              --------- -----------  -----------  ----------- ------------
                                  79.9       133.3        135.9         -40            -2
                              --------- -----------  -----------  ----------- ------------

Modified Guaranteed Annuities     31.7        42.5         34.6         -25            23

Other                              9.9         5.3          7.3          87           -27
                              --------- -----------  -----------  ----------- ------------

  Total Direct Premiums       $1,213.7  $  1,593.3   $  1,277.1         -24%           25%
                              ========= ===========  ===========  =========== ============

Merrill Lynch Life's total sales decreased 24% during 2001, as compared to a 25% increase during 2000. During 2001, variable annuity sales decreased $320.0 million (or 23%) as compared to 2000, but continued to dominate overall sales by comprising 90%, 89%, and 86% of total direct premiums for 2001, 2000, and 1999, respectively. Management believes that variable annuity sales have been impacted by equity market volatility related to both the general economic slowdown, as well as the aftermath of the Attacks of September 11.

Management believes that variable annuity sales are impacted by the performance of the equity markets, therefore future variable annuity sales could be negatively impacted by the continuation of:

-       equity market volatility, or

-       the decline in the equity markets from what was experienced during 2001 and 2000

As previously stated, one of Merrill Lynch Life's core goals is to provide superior customer service to its clients. As evidence of Merrill Lynch Life's commitment towards this goal Merrill Lynch Life received the DALBAR Annuity Service Award from 1997 through 2000.

Merrill Lynch & Co. offers for sale numerous non-proprietary variable annuity products issued by unaffiliated insurers. Merrill Lynch Life's market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 40%, 43% and 37% for 2001, 2000 and 1999, respectively.

Merrill Lynch & Co. offers an optional asset allocation service to Merrill Lynch Life's B-Share variable annuity contract owners. An investment advisor allocates the participating contract owner's account value among the available underlying mutual fund portfolios based on the contract owner's investment objectives and risk tolerance. Merrill Lynch Life does not receive any financial remuneration from Merrill Lynch & Co. for this service; however, management believes that its availability has had a positive effect on variable annuity sales volume.

During 2001, modified guaranteed annuity sales decreased $10.8 million (or 25%) as compared to 2000. Modified guaranteed annuity products offer a fixed interest crediting rate reflective of the current interest rate environment, thus increases or decreases in sales tend to have a direct relationship to changes in interest rates. During 2001, modified guaranteed annuity sales were negatively impacted by the lower interest rate environment as compared to 2000.

FINANCIAL CONDITION

At December 31, 2001, Merrill Lynch Life's assets were $15.5 billion, or $1.0 billion lower than the $16.5 billion in assets at December 31, 2000 primarily due to a decrease in separate accounts assets. During the same period, separate accounts assets decreased $1.1 billion (or 9%) to $11.3 billion primarily due to unfavorable investment performance associated with the general decline in the U.S. equity market. Reductions in variable annuity sales also contributed to the decrease in separate accounts assets. Changes in separate account assets during 2001 by quarter were as follows:

(In Millions)                1Q01          2Q01         3Q01          4Q01          Total
                          ----------    ----------    ----------    ---------     ---------
Net investment gain
  (loss) - variable
   products               $ (1,081.9)   $    527.1    $ (1,309.0)   $ 1,009.9     $  (853.9)
Net cash inflow (outflow)
 - variable products           (24.8)         16.2         (66.3)      (128.3)       (203.2)
Net change in seed money        (1.2)          1.6          (1.1)         0.5          (0.2)
                          ----------    ----------    ----------    ---------     ---------
                          $ (1,107.9)   $    544.9    $ (1,376.4)   $   882.1     $(1,057.3)
                          ==========    ==========    ==========    =========     =========

During 2001, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits by $298.1 million. The components of contract owner transactions were as follows:

(In Millions)                                                                      2001
                                                                               -------------
Premiums collected                                                             $   1,213.7
Internal tax-free exchanges                                                         (122.9)
                                                                               -------------
     Net contract owner deposits                                                   1,090.8


Contract owner withdrawals                                                         1,419.5
Net transfers to/from separate accounts                                              (30.6)
                                                                               -------------
     Net contract owner withdrawals                                                1,388.9
                                                                               -------------

Net contract owner activity                                                    $    (298.1)
                                                                               =============

Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life's investment in non-investment grade fixed maturity securities and real estate are below the industry average. The following schedule identifies Merrill Lynch Life's general account invested assets by type:

Policy Loans ...................................................................        35%
Investment Grade Fixed Maturity Securities (Rated A or higher) .................        30%
Investment Grade Fixed Maturity Securities (Rated BBB) .........................        26%
Equity Securities ..............................................................         5%
Non-Investment Grade Fixed Maturity Securities .................................         2%
Trading Account Securities .....................................................         1%
Real Estate ....................................................................         1%
                                                                                     -------
                                                                                       100%
                                                                                     =======

Merrill Lynch Life's investment in collateralized mortgage obligations ("CMO") and mortgage backed securities ("MBS") had a carrying value of $72.4 million as of December 31, 2001. At December 31, 2001, approximately 82% of Merrill Lynch Life's CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Merrill Lynch Life has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Eastern Europe, Latin America and Mexico. At December 31, 2001, Merrill Lynch Life held $77.4 million in emerging market securities with an approximate unrealized loss of $3.5 million.

As of December 31, 2001, Merrill Lynch Life had 34,892 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.75% during 2001. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 6.45% during 2001. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 10% as compared to 2000.

Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2001, Merrill Lynch Life had accrued an estimated net liability for future guaranty fund assessments of $8.4 million. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. During 2001, Merrill Lynch Life determined that its estimated liability was in excess of amounts required to fund future assessments and reduced the liability by $2.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Merrill Lynch Life's liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2001, Merrill Lynch Life's assets included $2.2 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue life insurance and annuity products, Merrill
Lynch Life must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles ("GAAP") in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

The National Association of Insurance Commissioners utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2001 and 2000, based on the RBC formula, Merrill Lynch Life's total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

Merrill Lynch Life has received claims paying ability ratings from the major insurance rating agencies as follows: A.M. Best - "A+" and Standard and Poors - "AA-".

Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks Merrill Lynch Life assumes, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid cash dividends to MLIG of $65.0 million and $135.0 million during 2000 and 1999, respectively. Merrill Lynch Life also paid a $0.5 million stock dividend during 1999. No dividends were paid during 2001.

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

MANAGEMENT ESTIMATES

Merrill Lynch Life amortizes deferred policy acquisition costs based on the expected future gross profits for each group of contracts. In estimating future gross profits, management makes assumptions regarding such factors as policy charge revenue, investment performance, policy lapse rates, mortality, and expenses for the expected life of each group of contracts. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. The impact of revisions to estimates on cumulative amortization is recorded as a charge or credit to current operations. During 2001 and 2000, Merrill Lynch Life credited earnings, via a reduction in amortization of deferred policy acquisition costs, $2.7 million and $15.6 million, respectively.

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

2001 compared to 2000

Merrill Lynch Life recorded net earnings of $78.2 million and $125.7 million for 2001 and 2000, respectively.

Policy charge revenue decreased $14.4 million (or 5%) during 2001 as compared to 2000. The decrease in policy charge revenue is primarily attributable to the decrease in average variable account balances. During 2001, average variable account balances decreased $1.4 billion (or 11%) as compared to 2000. During the same time period, asset based policy charges decreased $15.3 million (or 9%).

Net earnings derived from interest spread decreased $6.2 million during 2001 as compared to 2000. Overall, net investment income and interest credited to policyholders' account balances continue to decline due to the reduction in fixed rate contracts inforce. The reduction in interest spread during 2001 is primarily due to a $2.4 million reduction in real estate income, as well as the reduction in invested assets resulting from the stockholder dividend payment in the fourth quarter 2000.

Merrill Lynch Life experienced net realized investment gains (losses) of ($13.8) million and $0.1 million during 2001 and 2000, respectively. The following table provides net realized investment gains (losses) by type:

          Realized Gain (Loss)           2001         2000      Difference
       ----------------------------  -----------  -----------  ------------
       (In Millions)
       Interest related gains        $      4.4   $      0.3   $       4.1   (1)
       Credit related losses              (16.8)        (3.3)        (13.5)  (2)
       Trading account                     (1.4)         2.3          (3.7)  (3)
       Real estate                            -          0.8          (0.8)  (4)
                                     -----------  -----------  ------------
                                     $    (13.8)  $      0.1   $     (13.9)
                                     ===========  ===========  ============

        (1) The increase in interest related gains is primarily attributable to increases in invested asset market valuations as compared to the same period in 2000. The increases in invested asset market valuations are primarily due to period-to-period decreases in interest rates and credit spreads.

        (2) Credit related losses included book value writedowns and asset sales of several large security holdings.

        (3) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

        (4) Merrill Lynch Life sold one property during 2000 that resulted in a $0.8 million gain.

The market value adjustment expense is attributable to Merrill Lynch Life's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2001, the market value adjustment expense increased $1.8 million as compared to 2000. The increase is primarily due to the lower interest rate environment during 2001 as compared to 2000. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $16.2 million (or 75%) during 2001 as compared to 2000. The increase in policy benefits is primarily due to a $15.2 million increase in variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Amortization of deferred policy acquisition costs increased $5.8 million (or 11%) during 2001 as compared to 2000. Excluding the impact of the retrospective adjustments of deferred policy acquisition costs recorded in 2001 and 2000 (see Management Estimates, above), amortization of deferred policy acquisition costs decreased $7.1 million as compared to 2000. This decrease was primarily due to the decrease in asset based policy charge revenue.

Insurance expenses and taxes increased $8.1 million (or 14%) during 2001 as compared to 2000. The increase in insurance expenses and taxes is primarily due to $10.7 million in costs related to the consolidation of Merrill Lynch Life's policy administration service centers.

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

Merrill Lynch Life experienced net realized investment gains of $0.1 million and $8.9 million during 2000 and 1999, respectively. The following table provides net realized investment gains (losses) by type:

          Realized Gain (Loss)           2000         1999      Difference
       ----------------------------  -----------  -----------  ------------
       (In Millions)
       Interest related gains        $      0.3   $      7.8   $      (7.5)     (1)
       Credit related losses               (3.3)       (11.6)          8.3      (2)
       Trading account                      2.3          4.8          (2.5)     (3)
       Real estate                          0.8          7.4          (6.6)     (4)
       Investment in Separate
         Accounts                             -          0.5          (0.5)
                                     -----------  -----------  ------------
                                     $      0.1   $      8.9   $      (8.8)
                                     ===========  ===========  ============

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

Amortization of deferred policy acquisition costs decreased $12.1 million (or 18%) during 2000 as compared to 1999. The retrospective adjustment of deferred policy acquisition costs that occurred during 2000 resulted in a $14.5 million decrease in amortization of deferred policy acquisition costs as compared to 1999 (see Management Estimates, above). Excluding this adjustment, amortization of deferred policy acquisition costs increased $2.4 million as compared to 1999 primarily due to the growth in policy charge revenue.

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


        Segment                  2001                   2000                   1999
        -------                  ----                   ----                   ----
Life Insurance                   $26.0                  $53.0                  $35.7
Annuities                         51.4                   66.3                   49.6
Other                              0.8                    6.4                   10.8

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life's consolidated financial condition and results of operations presented herein.

The decrease in other net earnings during 2001 as compared to 2000 is primarily due to the reduction of invested assets resulting from the stockholder dividend payment in 2000, as well as a $3.7 million increase in realized losses on trading account assets.

Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2001.

Inflation

Merrill Lynch Life's operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential change in a financial instrument's value caused by fluctuations in certain underlying risk factors. Merrill Lynch Life is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices.

A number of assumptions must be made to obtain the expected fair value changes illustrated below. Merrill Lynch Life has no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The volatility experienced during recent years demonstrates the limitations of these models.

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

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life's model:

                                  Change in Fair Value
                                      (In Millions)
                                 ------------------------
Change in Interest Rates           2001           2000
-----------------------------    ----------    ----------
+ 100 basis points               ($9.6)         ($16.1)
+ 50 basis points                ($4.3)         ($7.6)
- 50 basis points                 $2.6           $6.6
- 100 basis points                $4.2           $12.3

Merrill Lynch Life's model is based on existing business inforce as of year-end 2001 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

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

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life's model:

                                     Change in Fair Value
                                        (In Millions)
                                    -----------------------
Change in Credit Spreads              2001          2000
-------------------------------     ---------     ---------
+ 50 basis points                   ($35.4)       ($34.8)
+ 10 basis points                   ($7.1)        ($7.0)
- 10 basis points                    $6.9          $7.0
- 50 basis points                    $34.6         $35.0

Merrill Lynch Life's model is based on existing business inforce as of year-end 2001 without considering the impact of new life insurance and annuity sales on assets. The model incorporates Merrill Lynch Life's fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

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

Equity Price Risk

Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. General reductions in equity prices impact Merrill Lynch Life in the following ways:

- Reductions in separate accounts assets. Asset based fees collected on separate accounts assets are a primary source of earnings for Merrill Lynch Life, thus lower asset balances will result in lower fee income.

- Increased exposure to guaranteed minimum death benefits. Decreasing variable contract owner account values increases the number of contracts, as well as amounts per contract, in which guaranteed minimum death benefits exceed those variable contract owner account balances. This may result in greater future mortality expense.

- Potential hindrance of sales and marketing efforts for variable products.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) Financial Statements and Exhibits.

             (1) The following financial statements of the Registrant are filed as part of this report:

             a.     Independent Auditors' Report dated February 25, 2002.

             b.     Balance Sheets at December 31, 2001 and 2000.

             c. Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999.

             d. Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999.

             e. Statements of Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999.

             f. Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999.

             g. Notes to Financial Statements for the Years Ended December 31, 2001, 2000 and 1999.

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

             24.4 Power of attorney of Matthew J. Rider. (Incorporated by reference to Merrill Lynch Variable Life Separate Account's Pre-Effective Amendment No. 1 to Form S-6, Registration
                    No. 333-47844, filed October 12, 2000.)


             24.5 Power of attorney of Michael P. Cogswell. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A's Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.)

             24.6 Power of attorney of H. McIntyre Gardner. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A's registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

             24.7 Power of attorney of Nikos K. Kardassis. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A's Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.)

             24.8   Power of attorney of Christopher J. Grady.
                    (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A's registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

             (b)    Reports on Form 8-K.

                    No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2001.

                          INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ........................................................................

Balance Sheets at December 31, 2001 and 2000 ........................................................

Statements of Earnings for the Years Ended December 31, 2001, 2000 and 1999..........................

Statements of Comprehensive Income for the Years Ended December 31, 2001, 2000 and 1999..............

Statements of Stockholder's Equity for the Years Ended December 31, 2001, 2000 and 1999 .............

Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999........................

Notes to Financial Statements for the Years Ended December 31, 2001, 2000 and 1999 ..................

INDEPENDENT AUDITORS' REPORT

The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the "Company"), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2001 and 2000, and the related statements of earnings, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.






Deloitte & Touche, LLP
New York, New York

February 25, 2002

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000
(Dollars in thousands, except common stock par value and shares)
================================================================================

ASSETS                                                                                   2001                2000
------                                                                                   ----                ----
INVESTMENTS:
    Fixed maturity securities, at estimated fair value
       (amortized cost: 2001 - $2,009,129; 2000 - $2,050,333)                      $     2,007,123     $     2,012,016
    Equity securities, at estimated fair value
       (cost: 2001 - $167,959; 2000 - $218,632)                                            163,701             204,617
    Trading account securities, at estimated fair value                                     23,636              24,859
    Real estate held-for-sale                                                               19,447              19,447
    Limited partnerships, at cost                                                           11,270              10,413
    Policy loans on insurance contracts                                                  1,194,478           1,193,690
                                                                                  ------------------  -----------------

       Total Investments                                                                 3,419,655           3,465,042


CASH AND CASH EQUIVALENTS                                                                  130,429              92,730
ACCRUED INVESTMENT INCOME                                                                   69,884              71,001
DEFERRED POLICY ACQUISITION COSTS                                                          470,938             494,088
FEDERAL INCOME TAXES - DEFERRED                                                                  -              10,902
REINSURANCE RECEIVABLES                                                                      9,428               3,090
AFFILIATED RECEIVABLES - NET                                                                     -                 667
RECEIVABLES FROM SECURITIES SOLD                                                             2,317               2,578
OTHER ASSETS                                                                                41,912              40,614
SEPARATE ACCOUNTS ASSETS                                                                11,305,453          12,362,798
                                                                                  ------------------  -----------------




TOTAL ASSETS                                                                       $    15,450,016     $    16,543,510
                                                                                  ==================  =================

See accompanying notes to financial statements.

================================================================================

LIABILITIES AND STOCKHOLDER'S EQUITY                                                     2001                2000
------------------------------------                                                     ----                ----
LIABILITIES:
    POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                             $     3,255,791     $     3,421,873
       Claims and claims settlement expenses                                                95,020              85,673
                                                                                  ------------------  -----------------
                  Total policyholder liabilities and accruals                            3,350,811           3,507,546

    OTHER POLICYHOLDER FUNDS                                                                14,239              17,678
    LIABILITY FOR GUARANTY FUND ASSESSMENTS                                                  8,449              10,250
    FEDERAL INCOME TAXES - DEFERRED                                                         13,931                   -
    FEDERAL INCOME TAXES - CURRENT                                                           5,522               5,134
    PAYABLES FOR SECURITIES PURCHASED                                                       29,795               1,328
    AFFILIATED PAYABLES - NET                                                                3,736                   -
    UNEARNED POLICY CHARGE REVENUE                                                         113,676             101,182
    OTHER LIABILITIES                                                                        7,594              32,074
    SEPARATE ACCOUNTS LIABILITIES                                                       11,298,821          12,356,035
                                                                                  ------------------  -----------------
                  Total Liabilities                                                     14,846,574          16,031,227
                                                                                  ------------------  -----------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                          2,500               2,500
    Additional paid-in capital                                                             347,324             347,324
    Retained earnings                                                                      273,046             194,808
    Accumulated other comprehensive loss                                                   (19,428)            (32,349)
                                                                                  ------------------  -----------------
                  Total Stockholder's Equity                                               603,442             512,283
                                                                                  ------------------  -----------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                         $    15,450,016     $    16,543,510
                                                                                  ==================  =================

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)
================================================================================

                                                                            2001            2000           1999
                                                                            ----            ----           ----
REVENUES:

   Policy charge revenue                                               $     253,837   $     268,252  $      233,029
   Net investment income                                                     221,872         239,173         253,835
   Net realized investment gains (losses)                                    (13,844)             59           8,875
                                                                       -------------   -------------  --------------

               Total Revenues                                                461,865         507,484         495,739
                                                                       -------------   -------------  --------------

BENEFITS AND EXPENSES:
   Interest credited to policyholders' account balances                      153,111         164,216         175,839
   Market value adjustment expense                                             2,296             481           2,400
   Policy benefits (net of reinsurance recoveries: 2001 - $16,562;
      2000 - $14,594; 1999 - $14,175)                                         37,773          21,616          32,983
   Reinsurance premium ceded                                                  24,535          23,913          21,691
   Amortization of deferred policy acquisition costs                          59,335          53,523          65,607
   Insurance expenses and taxes                                               65,700          57,592          53,377
                                                                       -------------   -------------  --------------

               Total Benefits and Expenses                                   342,750         321,341         351,897
                                                                       -------------   -------------  --------------

                  Earnings Before Federal Income Tax Provision               119,115         186,143         143,842
                                                                       -------------   -------------  --------------

FEDERAL INCOME TAX PROVISION (BENEFIT):
   Current                                                                    23,002          43,531          48,846
   Deferred                                                                   17,875          16,931          (1,135)
                                                                       -------------   -------------  --------------

               Total Federal Income Tax Provision                             40,877          60,462          47,711
                                                                       -------------   -------------  --------------


NET EARNINGS                                                           $      78,238   $     125,681  $       96,131
                                                                       =============   =============  ==============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)
================================================================================

                                                                                      2001           2000           1999
                                                                                      ----           ----           ----
NET EARNINGS                                                                     $     78,238   $   125,681    $   96,131
                                                                                 -------------  -------------  -------------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period                  31,567        64,027      (143,202)
      Reclassification adjustment for (gains) losses included in net earnings          13,361           428        (8,347)
                                                                                 -------------  -------------  -------------

       Net unrealized gains (losses) on investment securities                          44,928        64,455      (151,549)

      Adjustments for:
              Policyholder liabilities                                                 (9,498)      (13,859)       31,959
              Deferred policy acquisition costs                                       (15,551)      (23,310)       42,890
              Deferred federal income taxes                                            (6,958)       (9,550)       26,845
                                                                                 -------------  -------------  -------------

   Total other comprehensive income (loss), net of tax                                 12,921        17,736       (49,855)
                                                                                 -------------  -------------  -------------

COMPREHENSIVE INCOME                                                             $     91,159   $   143,417    $   46,276
                                                                                 =============  =============  =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands, except common stock par value and shares)
================================================================================

                                                                                          Accumulated
                                                           Additional                        other            Total
                                               Common       paid-in       Retained       comprehensive    stockholder's
                                               stock        capital       earnings            loss            equity
                                            -----------  -------------  ------------   -----------------  --------------
BALANCE, JANUARY 1, 1999                    $     2,000  $     347,324  $    173,496   $            (230) $      522,590

   Stock dividend paid to parent
      ($10 par value, 50,000 shares)                500                         (500)                                  -
   Cash dividend paid to parent                                             (135,000)                           (135,000)
   Net earnings                                                               96,131                              96,131
   Other comprehensive loss, net of tax                                                          (49,855)        (49,855)
                                            -----------  -------------  ------------   -----------------  --------------

BALANCE, DECEMBER 31, 1999                        2,500        347,324       134,127             (50,085)        433,866

   Cash dividend paid to parent                                              (65,000)                            (65,000)
   Net earnings                                                              125,681                             125,681
   Other comprehensive income, net of tax                                                         17,736          17,736
                                            -----------  -------------  ------------   -----------------  --------------

BALANCE, DECEMBER 31, 2000                        2,500        347,324       194,808             (32,349)        512,283

   Net earnings                                                               78,238                              78,238
   Other comprehensive income, net of tax                                                         12,921          12,921
                                            -----------  -------------  ------------   -----------------  --------------

BALANCE, DECEMBER 31, 2001                  $     2,500  $     347,324  $    273,046   $         (19,428) $      603,442
                                            ===========  =============  ============   =================  ==============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Dollars in thousands)
================================================================================

                                                                                  2001             2000            1999
                                                                                  ----             ----            ----
Cash Flows From Operating Activities:
  Net earnings                                                              $        78,238  $       125,681  $       96,131
  Noncash items included in earnings:
    Amortization of deferred policy acquisition costs                                59,335           53,523          65,607
    Capitalization of policy acquisition costs                                      (51,736)         (95,006)        (92,992)
    Accretion of investments                                                         (1,033)          (1,338)         (1,649)
    Interest credited to policyholders' account balances                            153,111          164,216         175,839
    Provision (benefit) for deferred Federal income tax                              17,875           16,931          (1,135)
  (Increase) decrease in operating assets:
    Accrued investment income                                                         1,117            2,166             292
    Reinsurance receivables                                                          (6,338)           1,104          (1,301)
    Affiliated receivables                                                              667             (380)           (287)
    Other                                                                            (1,298)           6,827            (929)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                             9,347              (23)         21,771
    Other policyholder funds                                                         (3,439)          (7,417)          4,293
    Liability for guaranty fund assessments                                          (1,801)          (4,639)          1,025
    Federal income taxes - current                                                      388           (7,672)         (3,034)
    Affiliated payables                                                               3,736                -            (822)
    Unearned policy charge revenue                                                   12,494           23,519          22,428
    Other                                                                           (24,695)           6,206           1,595
  Other operating activities:
    Net realized investment (gains) losses (excluding losses on cash and
     cash equivalents)                                                               13,844              (60)         (8,892)
                                                                            ---------------- ---------------- ----------------

      Net cash and cash equivalents provided by operating activities                259,812          283,638         277,940
                                                                            ---------------- ---------------- ----------------

Cash Flow From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                          279,420          143,373         595,836
    Maturities of available-for-sale securities                                     342,148          260,953         378,914
    Purchases of available-for-sale securities                                     (512,979)        (243,292)       (748,436)
    Trading account securities                                                         (214)            (372)           (154)
    Sales of real estate held-for-sale                                                    -            1,375          13,282
    Policy loans on insurance contracts                                                (788)         (34,527)        (19,707)
    Recapture of investment in separate accounts                                          -              665          12,267
    Investment in separate accounts                                                  (1,009)          (2,195)         (5,381)
                                                                            ---------------- ---------------- ----------------

      Net cash and cash equivalents provided by investing activities                106,578          125,980         226,621
                                                                            ---------------- ---------------- ----------------

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(Continued)(Dollars in thousands)
================================================================================

                                                                                     2001               2000               1999
                                                                                     ----               ----               ----
Cash Flows from Financing Activities:
  Proceeds from (payments for):
    Dividends paid to parent                                                   $             -    $       (65,000)   $     (135,000)
    Policyholder deposits                                                            1,090,788          1,469,839         1,196,120
    Policyholder withdrawals (including transfers to/from separate accounts)        (1,419,479)        (1,813,908)       (1,568,877)
                                                                               ---------------    ---------------    --------------

      Net cash and cash equivalents used by financing activities                      (328,691)          (409,069)         (507,757)
                                                                               ---------------    ---------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    37,699                549            (3,196)

CASH AND CASH EQUIVALENTS
   Beginning of year                                                                    92,730             92,181            95,377
                                                                               ---------------    ---------------    --------------

   End of year                                                                 $       130,429    $        92,730    $       92,181
                                                                               ===============    ===============    ==============

Supplementary Disclosure of Cash Flow Information:
   Cash paid to affiliates for:
      Federal income taxes                                                     $        22,614    $        51,203    $       51,880
      Interest                                                                             639                850               688

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)
================================================================================

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS: Merrill Lynch Life Insurance Company (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company is domiciled in the State of Arkansas.

The Company sells non-participating life insurance and annuity products including variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. During 2001, the Company discontinued manufacturing and marketing estate planning life insurance products. The Company is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated ("MLPF&S"), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

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

The significant accounting policies and related judgements underlying the Company's financial statements are summarized below. In applying these policies, management makes subjective and complex judgements that frequently require estimates about matters that are inherently uncertain. Many of these policies are common in the insurance industry; others are specific to the Company's business and operations.

For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

REVENUE RECOGNITION: Revenues for variable annuity contracts consist of policy charges for mortality and expense risks, administration fees, and annual contract maintenance charges, as well as withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for variable life insurance contracts consist of policy charges for mortality and expense risks, cost of insurance fees, and amortization of front-end and deferred sales charges, as well as withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance - not currently marketed) consist of investment income and withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

INVESTMENTS: The Company's investments in debt and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of a security is other-than-temporary, based on the review of current market conditions and credit quality, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the dividend declaration date. Realized gains and losses on the sale or maturity of investments are determined on the basis of specific identification. Investment transactions are recorded on the trade date.

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

During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provided for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Any payments made for the contingent ceding commissions were capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to the reinsurance agreement for the years ended December 31:

                                                          2001                   2000                    1999
                                                          ----                   ----                    ----
    Beginning balance                               $      105,503         $       102,074         $       101,793
    Capitalized amounts                                        147                  10,891                  11,759
    Interest accrued                                         7,913                   7,656                   7,634
    Amortization                                           (17,694)                (15,118)                (19,112)
                                                    ----------------       ----------------        ----------------
    Ending balance                                  $       95,869         $       105,503         $       102,074
                                                    ================       ================        ================

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

                                      2002                 $ 5,043
                                      2003                 $ 5,169
                                      2004                 $ 5,506
                                      2005                 $ 5,910
                                      2006                 $ 6,810

SEPARATE ACCOUNTS: Separate Accounts are established in conformity with Arkansas State Insurance law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. At December 31, 2001 and 2000, the Company's Separate Accounts assets exceeded Separate Accounts liabilities by $6,632 and $6,763, respectively. This excess represents the Company's temporary investment in certain Separate Accounts investment divisions that were made to facilitate the establishment of those investment divisions.

Net investment income and net realized and unrealized gains (losses) attributable to Separate Accounts assets accrue directly to contract owners and are not reported as revenue in the Company's statements of earnings.

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

POLICYHOLDERS' ACCOUNT BALANCES: Liabilities for the Company's universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company's fixed-rate products are as follows:

    Interest-sensitive life products                          4.00% - 4.85%
    Interest-sensitive deferred annuities                     1.00% - 7.40%
    Immediate annuities                                       3.00% - 11.00%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

CLAIMS AND CLAIMS SETTLEMENT EXPENSES: Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims. Additionally, the Company has established a mortality benefit accrual for its variable annuity products.

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

DERIVATIVES: On January 1, 2001, the Company adopted the provisions of SFAS No. 133, as amended, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"). SFAS No.133 requires the Company to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. At December 31, 2001, the fair value of derivatives was immaterial. The accounting treatment for changes in fair value for derivatives is dependent upon whether the derivative qualifies for hedge accounting. As defined by SFAS No. 133, the Company does not have any derivatives that qualify for hedge accounting and, as such, changes in fair value of the Company's derivatives instruments are recorded in earnings. At December 31, 2001, the change in fair value of derivatives did not have a material impact on earnings.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

                                                                                          2001             2000
                                                                                     --------------- ---------------
    Assets:
       Fixed maturity securities (1)                                                 $   2,007,123   $    2,012,016
       Equity securities (1)                                                               163,701          204,617
       Trading account securities (1)                                                       23,636           24,859
       Limited partnerships (2)                                                             11,270           10,413
       Policy loans on insurance contracts (3)                                           1,194,478        1,193,690
       Cash and cash equivalents (4)                                                       130,429           92,730
       Separate Accounts assets (5)                                                     11,305,453       12,362,798
                                                                                     --------------- ---------------

    Total financial instruments                                                      $  14,836,090   $   15,901,123
                                                                                     =============== ===============

(1) For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2001 and 2000, securities without a readily ascertainable market value, having an amortized cost of $443,607 and $479,301, had an estimated fair value of $438,897 and $469,397, respectively.

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

NOTE 3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

                                                                                     2001
                                                        --------------------------------------------------------------
                                                            Cost /          Gross           Gross          Estimated
                                                          Amortized       Unrealized      Unrealized          Fair
                                                             Cost           Gains           Losses           Value
                                                        --------------  --------------  --------------   -------------
    Fixed maturity securities:
       Corporate debt securities                        $    1,807,398  $       36,673  $       41,417   $   1,802,654
       Mortgage-backed securities                               69,216           3,246              30          72,432
       U.S. Government and agencies                             97,905           1,503           2,104          97,304
       Foreign governments                                      18,739             263             765          18,237
       Municipals                                               15,871             637              12          16,496
                                                        --------------  --------------  --------------   -------------

             Total fixed maturity securities            $    2,009,129  $       42,322  $       44,328   $   2,007,123
                                                        ==============  ==============  ==============   =============

    Equity securities:
       Non-redeemable preferred stocks                  $      167,959  $        1,479  $        5,737   $     163,701
                                                        ==============  ==============  ==============   =============



                                                                                     2000
                                                        --------------------------------------------------------------
                                                            Cost /          Gross           Gross         Estimated
                                                          Amortized       Unrealized      Unrealized         Fair
                                                             Cost           Gains           Losses          Value
                                                        --------------  --------------  --------------  --------------
    Fixed maturity securities:
       Corporate debt securities                        $    1,765,321  $       14,566  $       50,489  $    1,729,398
       Mortgage-backed securities                               96,815           2,609              73          99,351
       U.S. Government and agencies                            147,648             721           3,227         145,142
       Foreign governments                                      24,451             115           2,870          21,696
       Municipals                                               16,098             339               8          16,429
                                                        --------------  --------------  --------------  --------------

             Total fixed maturity securities            $    2,050,333  $       18,350  $       56,667  $    2,012,016
                                                        ==============  ==============  ==============  ==============

    Equity securities:
       Non-redeemable preferred stocks                  $      218,632  $          501  $       14,516  $      204,617
                                                        ==============  ==============  ==============  ==============

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001 by contractual maturity were:

                                                                                                      Estimated
                                                                     Amortized                           Fair
                                                                        Cost                            Value
                                                                 -----------------                -----------------
    Fixed maturity securities:
       Due in one year or less                                   $        280,072                 $        282,495
       Due after one year through five years                              873,873                          883,759
       Due after five years through ten years                             478,164                          469,448
       Due after ten years                                                307,804                          298,989
                                                                 -----------------                -----------------
                                                                        1,939,913                        1,934,691

       Mortgage-backed securities                                          69,216                           72,432
                                                                 -----------------                -----------------

          Total fixed maturity securities                        $      2,009,129                 $      2,007,123
                                                                 =================                =================

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2001 by rating agency equivalent were:

                                                                                                      Estimated
                                                                     Amortized                           Fair
                                                                        Cost                            Value
                                                                 -----------------                -----------------
    AAA                                                          $        291,597                 $        294,516
    AA                                                                    184,301                          183,964
    A                                                                     555,642                          561,610
    BBB                                                                   887,364                          883,612
    Non-investment grade                                                   90,225                           83,421
                                                                 -----------------                -----------------

          Total fixed maturity securities                        $      2,009,129                 $      2,007,123
                                                                 =================                =================

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

                                                                                       2001                       2000
                                                                                       ----                       ----
    Assets:
        Fixed maturity securities                                                $        (2,006)           $       (38,317)
        Equity securities                                                                 (4,258)                   (14,015)
        Deferred policy acquisition costs                                                  3,706                     19,257
        Federal income taxes - deferred                                                        -                     17,419
        Separate Accounts assets                                                          (1,493)                      (353)
                                                                                 ----------------           ----------------
                                                                                          (4,051)                   (16,009)
                                                                                 ----------------           ----------------

    Liabilities:
        Federal income taxes - deferred                                                  (10,461)                         -
        Policyholders' account balances                                                   25,838                     16,340
                                                                                 ----------------           ----------------
                                                                                          15,377                     16,340
                                                                                 ----------------           ----------------

    Stockholder's equity:
        Accumulated other comprehensive loss                                     $       (19,428)           $       (32,349)
                                                                                 ================           ================

The Company maintains a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings gains (losses) on trading account securities included in net realized investment gains (losses) were $462, ($3,614) and $3,112 at December 31, 2001, 2000 and 1999, respectively.

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

                                                                         2001             2000            1999
                                                                         ----             ----            ----
    Proceeds                                                       $      279,420   $     143,373   $      595,836
    Gross realized investment gains                                         4,913           1,342           12,196
    Gross realized investment losses                                      (17,320)          4,319           15,936

The Company had investment securities with a carrying value of $25,859 and $25,118 that were deposited with insurance regulatory authorities at December 31, 2001 and 2000, respectively.

Excluding investments in U.S. Government and Agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income arose from the following sources for the years ended December 31:

                                                                       2001               2000               1999
                                                                       ----               ----               ----
    Fixed maturity securities                                    $       139,285    $       155,664    $      170,376
    Equity securities                                                     15,342             17,011            16,670
    Real estate held-for-sale                                                924              3,375             3,792
    Policy loans on insurance contracts                                   62,695             61,411            60,445
    Cash and cash equivalents                                              7,578              7,504             7,955
    Other                                                                    335                 35                88
                                                                 ----------------   ----------------   ----------------

    Gross investment income                                              226,159            245,000           259,326
    Less investment expenses                                              (4,287)            (5,827)           (5,491)
                                                                 ----------------   ----------------   ----------------

    Net investment income                                        $       221,872    $       239,173    $      253,835
                                                                 ================   ================   ================


Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the years ended December 31 were as follows:

                                                                       2001               2000               1999
                                                                       ----               ----               ----
    Fixed maturity securities                                    $      (12,035)    $       (1,531)    $      (3,721)
    Equity securities                                                      (372)            (1,446)              (19)
    Trading account securities                                           (1,437)             2,275             4,778
    Investment in Separate Accounts                                           -                 12               460
    Real estate held-for-sale                                                 -                750             7,394
    Cash and cash equivalents                                                 -                 (1)              (17)
                                                                 ----------------   ----------------   ----------------

    Net realized investment gains (losses)                       $      (13,844)    $           59     $       8,875
                                                                 ================   ================   ================

NOTE 4. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

                                                                            2001               2000              1999
                                                                            ----               ----              ----
    Provision for income taxes computed at Federal statutory rate     $        41,690    $       65,150    $        50,345
    Increase (decrease) in income taxes resulting from:
         Dividend received deduction                                           (1,024)           (1,758)            (1,594)
         Foreign tax credit                                                      (310)           (2,930)            (1,040)
         Non-deductible fees                                                      521                 -                  -
                                                                      ---------------    --------------    ---------------
    Federal income tax provision                                      $        40,877    $       60,462    $        47,711
                                                                      ===============    ==============    ===============

The Federal statutory rate for each of the three years in the period ended December 31, 2001 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

                                                                           2001           2000           1999
                                                                           ----           ----           ----
    Deferred policy acquisition costs                                $      (2,336)  $     13,254   $       8,822
    Policyholders' account balances                                         19,520          2,589          (9,635)
    Liability for guaranty fund assessments                                    630          1,624            (359)
    Investment adjustments                                                      61           (536)            (27)
    Other                                                                        -              -              64
                                                                     -------------   ------------   -------------

    Deferred Federal income tax provision (benefit)                  $      17,875   $     16,931   $      (1,135)
                                                                     =============   ============   =============

Deferred tax assets and liabilities as of December 31 are determined as follows:

                                                                                    2001                  2000
                                                                                    ----                  ----
    Deferred tax assets:
        Policyholders' account balances                                        $       93,658       $      113,178
        Investment adjustments                                                          2,453                2,514
        Liability for guaranty fund assessments                                         2,957                3,587
        Net unrealized investment loss on investment securities                        10,461               17,419
                                                                               ---------------      ----------------
             Total deferred tax assets                                                109,529              136,698
                                                                               ---------------      ----------------

    Deferred tax liabilities:
        Deferred policy acquisition costs                                             119,472              121,808
        Other                                                                           3,988                3,988
                                                                               ---------------      ----------------
             Total deferred tax liabilities                                           123,460              125,796
                                                                               ---------------      ----------------

             Net deferred tax asset (liability)                                $      (13,931)      $       10,902
                                                                               ===============      ================

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $731 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2001 the Company had the following life insurance inforce:

                                                                                                        Percentage
                                                  Ceded to          Assumed                             of amount
                                 Gross             other           from other             Net           assumed to
                                 amount          companies         companies             amount            net
                             --------------    --------------    --------------     ---------------    -------------
      Life insurance
          inforce              $14,036,930        $4,334,463            $1,128          $9,703,595            0.01%

The Company had entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer's variable annuity premiums sold through the Merrill Lynch & Co. distribution system. During 2001, the agreement was amended whereby the Company ceased reinsuring variable annuity premiums sold subsequent to June 30, 2001.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $50,575, $47,732 and $43,410 for the years ended December 31, 2001, 2000 and
1999, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $639, $850 and $688 for 2001, 2000 and 1999, respectively. Intercompany interest is included in net investment income. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred on a stand-alone basis.

The Company and Merrill Lynch Investment Managers, L.P. ("MLIM") are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,990, $2,042 and $1,823 for 2001, 2000 and 1999, respectively.

MLIG has entered into agreements with MLIM and Mercury Advisors ("Mercury"), a division of MLIM and formerly known as Hotchkis & Wiley, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., and Mercury HW Variable Trust, formerly known as Hotchkis & Wiley Variable Trust (collectively, "the Funds"). The Company invests in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under this agreement, MLIM and Mercury pay compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Funds to MLIM and Mercury. The Company received from MLIG its allocable share of such compensation in the amount of $21,667, $23,269 and $21,630 during 2001, 2000 and 1999, respectively. Revenue attributable to these agreements is included in policy charge revenue.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. ("MLLA") whereby registered representatives of MLPF&S, who are the Company's licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $65,021, $94,841 and $88,955 for 2001, 2000 and 1999, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party's representations and contractual obligations thereunder.

NOTE 7. STOCKHOLDER'S EQUITY AND STATUTORY REGULATIONS

The Company paid no dividends in 2001. During 2000 and 1999, the Company paid cash dividends to MLIG of $65,000 and $135,000, respectively. Of these cash dividends, $38,482 and $105,793, respectively, were extraordinary dividends as defined by Arkansas Insurance Law and were paid pursuant to approval granted by the Arkansas Insurance Commissioner. The Company also paid a $500 stock dividend to MLIG during 1999.

At December 31, 2001 and 2000, approximately $30,899 and $25,020, respectively, of stockholder's equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 2001 and 2000, were $311,490 and $252,704, respectively.

Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis. The Company's statutory net income for 2001, 2000 and 1999 was $48,108, $49,533 and $106,266, respectively.

On January 1, 2001, the Company adopted the Codification of Statutory Accounting Principles ("Codification"). The purpose of Codification is to standardize regulatory accounting and reporting for the insurance industry. However, statutory accounting principles will continue to be established by individual state laws and permitted practices. The Company's state of domicile has adopted Codification. The impact of adopting Codification resulted in a $4,779 increase in statutory surplus.

The National Association of Insurance Commissioners ("NAIC") utilizes the Risk Based Capital ("RBC") adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. As of December 31, 2001 and 2000, based on the RBC formula, the Company's total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

NOTE 8. COMMITMENTS AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's policyholder obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2001 and 2000, the Company has established an estimated liability for future guaranty fund assessments of $8,449 and $10,250, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

During 2000, the Company committed to participate in a limited partnership. As of December 31, 2001, $3,220 has been advanced towards the Company's $10,000 commitment to the limited partnership.

NOTE 9. SERVICE CENTER INTEGRATION

During the second quarter 2001, the Company announced plans to consolidate its life and annuity policy administration service centers into one location. The consolidation was completed during the third quarter 2001. Costs incurred related to the consolidation were $10.7 million and are reported in insurance expenses and taxes. At December 31, 2001, costs incurred and unpaid were $6.0 million.

NOTE 10. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest-sensitive annuities. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support life or annuity contract owner liabilities.

The following table summarizes each business segment's contribution to the consolidated amounts:

                                                     Life
    2001                                          Insurance        Annuities           Other            Total
                                               ---------------  ----------------   -------------   ---------------
    Net interest spread (a)                    $        34,815  $         31,302   $       2,644   $        68,761
    Other revenues                                     101,685           139,727          (1,419)          239,993
                                               ---------------  ----------------   -------------   ---------------

    Net revenues                                       136,500           171,029           1,225           308,754
                                               ---------------  ----------------   -------------   ---------------

    Policy benefits                                     21,320            16,453               -            37,773
    Reinsurance premium ceded                           24,531                 4               -            24,535
    Amortization of deferred policy
       acquisition costs                                30,913            28,422               -            59,335
    Other non-interest expenses                         18,097            49,899               -            67,996
                                               ---------------  ----------------   -------------   ---------------

    Total non-interest expenses                         94,861            94,778               -           189,639
                                               ---------------  ----------------   -------------   ---------------

    Net earnings before Federal income
        tax provision                                   41,639            76,251           1,225           119,115
    Income tax expense                                  15,607            24,841             429            40,877
                                               ---------------  ----------------   -------------   ---------------

    Net earnings                               $        26,032  $         51,410   $         796   $        78,238
                                               ===============  ================   =============   ===============

    Balance Sheet Information:

    Total assets                               $     5,674,704  $      9,625,104   $     150,208   $    15,450,016
    Deferred policy acquisition costs                  251,245           219,693               -           470,938
    Policyholder liabilities and accruals            2,094,195         1,256,616               -         3,350,811
    Other policyholder funds                             9,236             5,003               -            14,239

                                                     Life
    2000                                          Insurance        Annuities           Other            Total
                                               ---------------  ----------------   -------------   ---------------
    Net interest spread (a)                    $        38,265  $         27,199   $       9,493   $        74,957
    Other revenues                                     107,030           160,955             326           268,311
                                               ---------------  ----------------   -------------   ---------------

    Net revenues                                       145,295           188,154           9,819           343,268
                                               ---------------  ----------------   -------------   ---------------

    Policy benefits                                     20,371             1,245               -            21,616
    Reinsurance premium ceded                           23,913                 -               -            23,913
    Amortization of deferred policy
       acquisition costs                                 5,025            48,498               -            53,523
    Other non-interest expenses                         16,656            41,417               -            58,073
                                               ---------------  ----------------   -------------   ---------------

    Total non-interest expenses                         65,965            91,160               -           157,125
                                               ---------------  ----------------   -------------   ---------------

    Net earnings before Federal
        income tax provision                            79,330            96,994           9,819           186,143
    Income tax expense                                  26,362            30,663           3,437            60,462
                                               ---------------  ----------------   -------------   ---------------

    Net earnings                               $        52,968  $         66,331   $       6,382   $       125,681
                                               ===============  ================   =============   ===============

    Balance Sheet Information:

    Total assets                               $     6,175,339  $     10,285,993   $      82,178   $    16,543,510
    Deferred policy acquisition costs                  277,408           216,680               -           494,088
    Policyholder liabilities and accruals            2,133,700         1,373,846               -         3,507,546
    Other policyholder funds                            11,243             6,435               -            17,678

                                                     Life
    1999                                          Insurance        Annuities           Other            Total
                                               ---------------  ----------------   -------------   ---------------
    Net interest spread (a)                    $        36,805  $         31,098   $      10,093   $        77,996
    Other revenues                                      94,821           140,541           6,542           241,904
                                               ---------------  ----------------   -------------   ---------------

    Net revenues                                       131,626           171,639          16,635           319,900
                                               ---------------  ----------------   -------------   ---------------

    Policy benefits                                     16,569            16,414               -            32,983
    Reinsurance premium ceded                           21,691                 -               -            21,691
    Amortization of deferred policy
       acquisition costs                                22,464            43,143               -            65,607
    Other non-interest expenses                         16,728            39,049               -            55,777
                                               ---------------  ----------------   -------------   ---------------

    Total non-interest expenses                         77,452            98,606               -           176,058
                                               ---------------  ----------------   -------------   ---------------

    Net earnings before Federal
        income tax provision                            54,174            73,033          16,635           143,842
    Income tax expense                                  18,442            23,447           5,822            47,711
                                               ---------------  ----------------   -------------   ---------------

    Net earnings                               $        35,732  $         49,586   $      10,813   $        96,131
                                               ===============  ================   =============   ===============

    Balance Sheet Information:

    Total assets                               $     6,492,686  $     10,523,453   $     101,910   $    17,118,049
    Deferred policy acquisition costs                  251,017           224,898               -           475,915
    Policyholder liabilities and accruals            2,150,671         1,522,892               -         3,673,563
    Other policyholder funds                            18,345             6,750               -            25,095

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

The table below summarizes the Company's net revenues by product for 2001, 2000 and 1999:

                                                             2001           2000           1999
                                                       -------------   ------------   ------------
    Life Insurance
                    Variable life insurance            $     110,842   $    116,664   $    104,036
                    Interest-sensitive life insurance         25,658         28,631         27,590
                                                       -------------   ------------   ------------

                    Total Life Insurance                     136,500        145,295        131,626
                                                       -------------   ------------   ------------

    Annuities
                    Variable annuities                       152,427        154,200        130,039
                    Interest-sensitive annuities              18,602         33,954         41,600
                                                       -------------   ------------   ------------

                    Total Annuities                          171,029        188,154        171,639
                                                       -------------   ------------   ------------

    Other                                                      1,225          9,819         16,635
                                                       -------------   ------------   ------------

    Total                                              $     308,754   $    343,268   $    319,900
                                                       =============   ============   ============

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

                                            Merrill Lynch Life Insurance Company
                                            ------------------------------------
                                            (Registrant)

Date:  March 28, 2002                       By:   /s/ Matthew J. Rider
                                                  -----------------------------
                                                  Matthew J. Rider
                                                  Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                      Date
---------                               -----                                      ----
/s/ Barry G. Skolnick                   Director, Senior Vice President              March 28, 2002
-----------------------------           and General Counsel*                         --------------
Barry G. Skolnick


/s/ Matthew J. Rider                    Director, Senior Vice President,             March 28, 2002
-----------------------------           Chief Financial Officer, and                 --------------
Matthew J. Rider                        Treasurer

         *

-----------------------------           Director and Senior Vice President           March 28, 2002
Michael P. Cogswell                                                                  --------------


         *

-----------------------------           Director and Chairman of the Board           March 28, 2002
H. McIntyre Gardner                                                                  --------------


         *

-----------------------------           Director and Senior Vice President           March 28, 2002
Christopher J. Grady                                                                 --------------


         *

-----------------------------           Director, President, and Chief               March 28, 2002
Nikos K. Kardassis                        Executive Officer                          --------------


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

24.5         Power of attorney of Michael P. Cogswell           Incorporated by reference to
                                                                Merrill Lynch Variable Annuity
                                                                Separate Account A's Pre-Effective
                                                                Amendment No. 1 to the registration
                                                                statement on Form N-4, File No.
                                                                333-63904, filed September 10, 2001.

24.6         Power of attorney of H. McIntyre Gardner           Incorporated by reference to Merrill
                                                                Lynch Variable Annuity Separate
                                                                Account A's registration statement on Form
                                                                N-4, File No. 333-63904, filed June 26, 2001.

24.7         Power of attorney of Nikos K. Kardassis            Incorporated by reference to
                                                                Merrill Lynch Variable Annuity
                                                                Separate Account A's Pre-Effective
                                                                Amendment No. 1 to the registration
                                                                statement on Form N-4, File No.
                                                                333-63904, filed September 10, 2001.

24.8         Power of attorney of Christopher J. Grady          Incorporated by reference to
                                                                Merrill Lynch Variable Annuity
                                                                Separate Account A's registration
                                                                statement on Form N-4, File No.
                                                                333-63904, filed June 26, 2001.