Form 10-Q
period 2002-03-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2002-05-14
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                     March 31,        December 31,
ASSETS                                                                                  2002              2001
------                                                                              -----------       -----------

INVESTMENTS:
           Fixed maturity securities, at estimated fair value
                     (amortized cost:  2002 - $2,057,235; 2001 - $2,009,129)        $ 2,027,557       $ 2,007,123
           Equity securities, at estimated fair value
                     (cost:  2002 - $166,181; 2001 - $167,959)                          162,731           163,701
           Trading account securities, at estimated fair value                           23,791            23,636
           Real estate held-for-sale                                                     19,447            19,447
           Limited partnerships, at cost                                                 11,470            11,270
           Policy loans on insurance contracts                                        1,181,933         1,194,478
                                                                                    -----------       -----------

                     Total Investments                                                3,426,929         3,419,655



CASH AND CASH EQUIVALENTS                                                                76,537           130,429
ACCRUED INVESTMENT INCOME                                                                67,773            69,884
DEFERRED POLICY ACQUISITION COSTS                                                       473,146           470,938
REINSURANCE RECEIVABLES                                                                  11,767             9,428
RECEIVABLES FROM SECURITIES SOLD                                                          1,655             2,317
OTHER ASSETS                                                                             34,769            41,912
SEPARATE ACCOUNTS ASSETS                                                             11,255,798        11,305,453
                                                                                    -----------       -----------



TOTAL ASSETS                                                                        $15,348,374       $15,450,016
                                                                                    ===========       ===========



See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================


                                                                                     March 31,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                    2002                2001
------------------------------------                                                ------------        ------------

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
         Policyholders' account balances                                            $  3,200,840        $  3,255,791
         Claims and claims settlement expenses                                            99,080              95,020
                                                                                    ------------        ------------

                     Total policyholder liabilities and accruals                       3,299,920           3,350,811

      OTHER POLICYHOLDER FUNDS                                                            12,193              14,239
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                              7,422               8,449
      FEDERAL INCOME TAXES - DEFERRED                                                     10,320              13,931
      FEDERAL INCOME TAXES - CURRENT                                                      15,662               5,522
      PAYABLES FOR SECURITIES PURCHASED                                                    7,026              29,795
      AFFILIATED PAYABLES - NET                                                            3,354               3,736
      UNEARNED POLICY CHARGE REVENUE                                                     115,589             113,676
      OTHER LIABILITIES                                                                    6,441               7,594
      SEPARATE ACCOUNTS LIABILITIES                                                   11,250,196          11,298,821
                                                                                    ------------        ------------

                     Total Liabilities                                                14,728,123          14,846,574
                                                                                    ------------        ------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                        2,500               2,500
    Additional paid-in capital                                                           347,324             347,324
    Retained earnings                                                                    296,899             273,046
    Accumulated other comprehensive loss                                                 (26,472)            (19,428)
                                                                                    ------------        ------------

                     Total Stockholder's Equity                                          620,251             603,442
                                                                                    ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $ 15,348,374        $ 15,450,016
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================


                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                    -------------------------
                                                                                       2002            2001
                                                                                    ---------       ---------

REVENUES:
           Policy charge revenue                                                    $  60,708       $  65,972
           Net investment income                                                       53,375          56,249
           Net realized investment gains (losses)                                       2,921          (1,375)
                                                                                    ---------       ---------

                               Total Revenues                                         117,004         120,846
                                                                                    ---------       ---------

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                        35,944          39,616
           Market value adjustment expense                                                656             453
           Policy benefits (net of reinsurance recoveries:  2002 - $4,709;
             2001 - $3,777)                                                            10,623           5,476
           Reinsurance premium ceded                                                    5,946           6,313
           Amortization of deferred policy acquisition costs                           15,592          16,474
           Insurance expenses and taxes                                                11,546          13,526
                                                                                    ---------       ---------

                               Total Benefits and Expenses                             80,307          81,858
                                                                                    ---------       ---------

                               Earnings Before Federal Income Tax Provision            36,697          38,988

FEDERAL INCOME TAX PROVISION:
           Current                                                                     12,662           1,042
           Deferred                                                                       182          10,958
                                                                                    ---------       ---------

                               Total Federal Income Tax Provision                      12,844          12,000
                                                                                    ---------       ---------

NET EARNINGS                                                                        $  23,853       $  26,988
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================


                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                     ------------------------
                                                                                       2002            2001
                                                                                     --------        --------

NET EARNINGS                                                                         $ 23,853        $ 26,988

OTHER COMPREHENSIVE INCOME (LOSS):

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period                (23,926)         37,350
       Reclassification adjustment for (gains) losses included in net earnings         (2,962)          1,334
                                                                                     --------        --------

       Net unrealized gains (losses) on investment securities                         (26,888)         38,684

       Adjustments for:
              Policyholder liabilities                                                  8,555          (9,317)
              Deferred policy acquisition costs                                         7,496         (13,578)
              Deferred federal income taxes                                             3,793          (5,526)
                                                                                     --------        --------

    Total other comprehensive income (loss), net of taxes                              (7,044)         10,263
                                                                                     --------        --------

COMPREHENSIVE INCOME                                                                 $ 16,809        $ 37,251
                                                                                     ========        ========


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================


                                                                                           Accumulated
                                                               Additional                     other            Total
                                                  Common         paid-in       Retained   comprehensive    stockholder's
                                                   stock         capital       earnings        loss           equity
                                                 ---------     ----------      ---------  -------------    -------------

BALANCE, JANUARY 1, 2001                         $   2,500      $ 347,324      $ 194,808     $ (32,349)     $ 512,283

   Net earnings                                                                   78,238                       78,238

   Other comprehensive income, net of tax                                                       12,921         12,921
                                                 ---------      ---------      ---------     ---------      ---------

BALANCE, DECEMBER 31, 2001                           2,500        347,324        273,046       (19,428)       603,442

  Net earnings                                                                    23,853                       23,853

  Other comprehensive loss, net of tax                                                          (7,044)        (7,044)
                                                 ---------      ---------      ---------     ---------      ---------

BALANCE, MARCH 31, 2002                          $   2,500      $ 347,324      $ 296,899     $ (26,472)     $ 620,251
                                                 =========      =========      =========     =========      =========


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               --------------------------
                                                                                                 2002              2001
                                                                                               ---------        ---------

Cash Flows From Operating Activities:
  Net earnings                                                                                 $  23,853        $  26,988
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                            15,592           16,474
     Capitalization of policy acquisition costs                                                  (10,304)         (15,924)
     Amortization (accretion) of investments                                                         294             (254)
     Interest credited to policyholders' account balances                                         35,944           39,616
     Provision for deferred Federal income tax                                                       182           10,958
  (Increase) decrease in operating assets:
     Accrued investment income                                                                     2,111            2,771
     Reinsurance receivables                                                                      (2,339)          (1,082)
     Affiliated receivables                                                                            -              667
     Other                                                                                         7,143            1,879
  Increase (decrease) in operating liabilities:
     Claims and claims settlement expenses                                                         4,060            4,282
     Other policyholder funds                                                                     (2,046)          (6,952)
     Liability for guaranty fund assessments                                                      (1,027)             (28)
     Affiliated payables                                                                           (382)           8,542
     Federal income taxes - current                                                               10,140            1,042
     Unearned policy charge revenue                                                                1,913            4,303
     Other                                                                                        (1,153)          (7,109)
  Other operating activities:
     Net realized investment (gains) losses                                                       (2,921)           1,375
                                                                                               ---------        ---------

               Net cash and cash equivalents provided by operating activities                     81,060           87,548
                                                                                               ---------        ---------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
     Sales of available-for-sale securities                                                       53,955           57,553
     Maturities of available-for-sale securities                                                  85,448          107,585
     Purchases of available-for-sale securities                                                 (205,129)         (67,605)
     Trading account securities                                                                     (274)             887
     Sales of limited partnerships                                                                     -            1,000
     Purchases of limited partnerships                                                              (200)             (19)
     Policy loans on insurance contracts                                                          12,545           (4,546)
     Recapture of investments in separate accounts                                                 1,041                -
     Investment in separate accounts                                                                   2                -
                                                                                               ---------        ---------

               Net cash and cash equivalents provided (used) by investing activities           $ (52,612)       $  94,855
                                                                                               ---------        ---------


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

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                                      --------------------------
                                                                                        2002              2001
                                                                                      ---------        ---------

Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)            $ 184,787        $ 295,014
     Policyholder withdrawals (including transfers to / from separate accounts)        (267,127)        (382,883)
                                                                                      ---------        ---------

           Net cash and cash equivalents used by financing activities                   (82,340)         (87,869)
                                                                                      ---------        ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    (53,892)          94,534

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                            130,429           92,730
                                                                                      ---------        ---------

           End of period                                                              $  76,537        $ 187,264
                                                                                      =========        =========

Supplementary Disclosure of Cash Flow Information:
           Cash paid for:
                     Federal income taxes                                             $   2,522        $       -
                     Intercompany interest                                                   22              375


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1.    BASIS OF PRESENTATION

Merrill Lynch Life Insurance Company (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells non-participating life insurance and annuity products, including variable life insurance, variable annuities, modified guaranteed annuities, and immediate annuities. The Company is domiciled in the State of Arkansas.

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("2001 10K") for the year ended December 31, 2001. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. Certain reclassifications have also been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2.    STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at March 31, 2002 and December 31, 2001 were $338,826 and $311,490, respectively. For the three month periods ended March 31, 2002 and 2001, statutory net income was $30,808 and $5,103, respectively.

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

                                                      March 31,       December 31,
                                                        2002              2001
                                                    -------------    -------------

Assets:
           Fixed maturity securities                  $ (29,678)       $  (2,006)
           Equity securities                             (3,450)          (4,258)
           Deferred policy acquisition costs             11,202            3,706
           Separate Accounts assets                      (1,517)          (1,493)
                                                      ---------        ---------
                                                        (23,443)          (4,051)
                                                      ---------        ---------
Liabilities:
           Policyholders' account balances               17,283           25,838
           Federal income taxes - deferred              (14,254)         (10,461)
                                                      ---------        ---------
                                                          3,029           15,377
                                                      ---------        ---------
Stockholder's equity:
           Accumulated other comprehensive loss       $ (26,472)       $ (19,428)
                                                      =========        =========

Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the three months ended March 31 were as follows:

                                                  March 31,      March 31,
                                                     2002           2001
                                                  ---------      ---------

Available-for-sale securities                      $ 3,003        $   259
Trading account securities:
      Net realized investment gains (losses)           130           (490)
      Net unrealized holding losses                   (249)        (1,144)
Investment in Separate Accounts                         37              -
                                                   -------        -------

Total net realized investment gains (losses)       $ 2,921        $(1,375)
                                                   =======        =======

NOTE 4.    SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Life Insurance and Annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support life or annuity contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three month periods ended March 31:

                                             Three Months Ended
                                                  March 31,
                                           -----------------------
                                             2002           2001
                                           --------       --------

NET REVENUES (a):
    Annuities                              $ 47,387       $ 45,785
    Life Insurance                           31,851         35,724
    Other                                     1,822           (279)
                                           --------       --------

       Total Net Revenues                  $ 81,060       $ 81,230
                                           ========       ========

NET EARNINGS:

    Annuities                              $ 13,015       $ 17,205
    Life Insurance                            9,654          9,965
    Other                                     1,184           (182)
                                           --------       --------

       Total Net Earnings                  $ 23,853       $ 26,988
                                           ========       ========

(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2002 and 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2001 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10K.

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

ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

-   fluctuations in medium term interest rates

-   fluctuations in credit spreads

-   equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three month period, medium term interest rates increased approximately 44 basis points as compared to December 2001 and decreased approximately 34 basis points as compared to March 2001.

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the first three months of 2002, credit spreads remained relatively flat and ended the period at 179 basis points. During the first three months of 2001, credit spreads contracted approximately 16 basis points and ended the period at 171 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). During the first three months of 2002, the Dow increased 3.8%, the NASDAQ decreased 5.4%, and the S&P Index remained relatively flat. The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

Life insurance and annuity premiums decreased $134.3 million (or 40%) to $197.4 million during the first three months of 2002 as compared to the same period in 2001. Life insurance and annuity premiums by type of product were as follows:

                                      ($ In Millions)                 Change
                                ----------------------------   --------------------
                                First Quarter  First Quarter
                                     2002         2001            $             %
                                -------------  -------------   ------        ------
Variable Annuities:
   B-Share                          $ 73.9       $130.9       $ (57.0)          -44%
   C-Share                            61.4        165.6        (104.2)          -63
   L-Share                            31.8            -          31.8           100
                                    ------       ------       -------        ------
                                     167.1        296.5        (129.4)          -44
                                    ------       ------       -------        ------

Variable Life Insurance               14.6         25.3         (10.7)          -42

Modified Guaranteed Annuities         11.9          6.3           5.6            89

Other                                  3.8          3.6           0.2             6
                                    ------       ------        ------        ------

Total Direct Premiums               $197.4        331.7       $(134.3)          -40%
                                    ======       ======       =======        ======

During the first three months of 2002, variable annuity premiums decreased $129.4 million (or 44%) as compared to the same period in 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer some type of guarantee provision, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company currently does not offer these types of guarantees in its products. During the first quarter 2002, sales of annuity products with these types of guarantee features have recorded strong sales within the Merrill Lynch & Co. distribution system. The Company is currently developing certain of these guarantee provisions for placement in its existing variable products and anticipates offering these features during the second half of 2002.

Management believes that the increasing demand for annuity products with guarantee provisions has been fueled by the increasing volatility and general negative performance of the equity markets that has occurred over the past two years. As such, future variable annuity sales could be negatively impacted if this trend continues.

The Company's L-Share variable annuity product was introduced in the fourth quarter 2001.

Variable life insurance premiums decreased $10.7 million (or 42%) during the current three month period as compared to the same period in 2001. The decrease in variable life insurance premiums is primarily due to a decrease in estate planning life insurance product sales. During the third quarter 2001, the Company discontinued manufacturing and marketing estate planning life insurance products. The Company will continue to issue its single premium variable life insurance product that was introduced in March 2001.

Modified guaranteed annuity premiums increased $5.6 million (or 89%) primarily due to the factors noted above.

WITHDRAWALS

Policy and contract surrenders decreased $27.4 million (or 9%) to $267.2 million during the first three months of 2002 as compared to the same period in 2001. During the first three months of 2002, variable annuity surrenders decreased $30.8 million (or 15%) to $171.4 million. Also, modified guaranteed annuity surrenders decreased $12.8 million (or 29%) during the current three month period. The decrease in modified guaranteed annuity surrenders is primarily due to increases in medium term interest rates during the first three months of 2002. The market value adjustment provision on these contracts has an inverse relationship to changes in interest rates. Partially offsetting the decreases in variable annuity and modified guaranteed annuity surrenders was an increase in variable life surrenders. During the first three months of 2002, variable life surrenders increased $12.2 million (or 31%).

FINANCIAL CONDITION

During the first three months of 2002, assets decreased $101.6 million (or 1%) to $15.3 billion. The decrease in assets was primarily due to a $49.7 million reduction in separate accounts assets, as well as a $19.4 million reduction in market values on general account investments.

As of March 31, 2002, approximately $83.9 million (or 4%) of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company does not purchase non-investment grade securities. Current non-investment grade holdings are the result of rating downgrades. The Company closely monitors such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America and Mexico. At March 31, 2002, the Company held $62.2 million in emerging market securities with an approximate unrealized loss of $6.0 million.

During the first three months of 2002, the Company experienced contract owner withdrawals that exceeded deposits by $164.9 million. The components of contract owner transactions were as follows:

                                                    March 31,
(In Millions)                                         2002
                                                    --------

Premiums collected                                  $  197.4
Internal tax-free exchanges                            (12.6)
                                                    --------
     Net contract owner deposits                       184.8

Contract owner withdrawals                             267.1
Net transfers to/from separate accounts                 82.6
                                                    --------
     Net contract owner withdrawals                    349.7
                                                    --------

Net contract owner activity                         $ (164.9)
                                                    ========

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2002, the Company's assets included $2.1 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

MANAGEMENT ESTIMATES

The Company amortizes deferred policy acquisition costs based on the expected future gross profits for each group of contracts. In estimating future gross profits, management makes assumptions regarding such factors as policy charge revenue, investment performance, policy lapse rates, mortality, and expenses for the expected life of each group of contracts. Actual gross profits can vary from management's estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. The impact of revisions to estimates on cumulative amortization is recorded as a charge or credit to current operations.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2002 and 2001, the Company reported net earnings of $23.9 million and $27.0 million, respectively.

Policy charge revenue decreased $5.3 million (or 8%) during the first three months of 2002 as compared to the same period in 2001. The decrease in policy charge revenue is primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $868 million (or 7%) during the first three months of 2002 as compared to the same period in 2001.

Net earnings derived from interest spread increased $0.8 million (or 5%) during the first three months of 2002 as compared to the same period in 2001. The increase in interest spread is primarily due to a $1.3 million increase in real estate income.

Net realized investment gains increased $4.3 million during the first three months of 2002 as compared to the same period in 2001. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

   Realized Gain (Loss)         1Q 2002       1Q 2001        Change
---------------------------     -------       -------        ------
                                           (In Millions)

Interest related gains           $  0.6        $  0.2        $ (0.4)
Credit related gains                2.4             -           2.4  (1)
Trading account losses             (0.1)         (1.6)          1.5  (2)
                                 ------        ------        ------
                                 $  2.9        $ (1.4)       $  4.3
                                 ======        ======        ======

    (1) Credit related gains included asset sales of several large security holdings.

    (2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the first three months of 2002, the market value adjustment expense increased $0.2 million (or 45%) as compared to the same period in 2001. The increase is primarily due to the lower interest rate environment during 2002 as compared to 2001. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $5.1 million (or 94%) during the first three months of 2002 as compared to the same period in 2001. The increase in policy benefits is primarily due to increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Reinsurance premium ceded decreased $0.4 million (or 6%) during the first three months of 2002 as compared to the same period in 2001. The decrease is attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs decreased $0.9 million (or 5%) during the first three months of 2002 as compared to the same period in 2001. The decrease in amortization of deferred policy acquisition costs is primarily due to the decrease in policy charge revenue.

Insurance expenses and taxes decreased $2.0 million (or 15%) during the first three months of 2002 as compared to the same period in 2001. During the current three month period, insurance expenses decreased $1.1 million primarily due to net refunds received from guaranty fund associations. Also contributing to the decrease in insurance expenses and taxes was the cost savings due to the Company's consolidation of its life and annuity policy administration service centers. The consolidation was completed during the third quarter 2001.

The Company's effective federal income tax rate was 35% during the first three months of 2002 as compared to 31% during the same period in 2001. The difference in effective federal income tax rates was primarily due to certain permanent adjustments recorded during 2001.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The increase in other net revenues and other net earnings during the first three months of 2002 is primarily due to decreased trading account losses incurred during 2002.

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

Date: May 13, 2002