Form 10-Q
period 2002-06-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2002-08-13
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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


BALANCE SHEETS
(Dollars in thousands) (Unaudited)
===============================================================================


                                                                                       June 30,               December 31,
ASSETS                                                                                   2002                     2001
------                                                                               ------------            -------------
INVESTMENTS:
         Fixed maturity securities, at estimated fair value
                  (amortized cost:  2002 - $2,018,179 ; 2001 - $2,009,129)      $         2,012,031      $         2,007,123
         Equity securities, at estimated fair value
                  (cost:  2002 - $157,146 ; 2001 - $167,959)                                152,251                  163,701
         Trading account securities, at estimated fair value                                 22,627                   23,636
         Real estate held-for-sale                                                           19,447                   19,447
         Limited partnerships, at cost                                                       11,470                   11,270
         Policy loans on insurance contracts                                              1,169,158                1,194,478
                                                                                --------------------     --------------------

                  Total Investments                                                       3,386,984                3,419,655



CASH AND CASH EQUIVALENTS                                                                    83,171                  130,429
ACCRUED INVESTMENT INCOME                                                                    72,575                   69,884
DEFERRED POLICY ACQUISITION COSTS                                                           459,030                  470,938
REINSURANCE RECEIVABLES                                                                       7,300                    9,428
RECEIVABLES FROM SECURITIES SOLD                                                              3,778                    2,317
OTHER ASSETS                                                                                 35,751                   41,912
SEPARATE ACCOUNTS ASSETS                                                                 10,169,431               11,305,453
                                                                                --------------------     --------------------



TOTAL ASSETS                                                                    $        14,218,020      $        15,450,016
                                                                                ====================     ====================



See accompanying notes to financial statements.                     (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
==============================================================================




                                                                                    June 30,              December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                  2002                   2001
------------------------------------                                              -------------         --------------

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                         $       3,191,377      $       3,255,791
       Claims and claims settlement expenses                                              94,254                 95,020
                                                                               ------------------     ------------------

                  Total policyholder liabilities and accruals                          3,285,631              3,350,811

      OTHER POLICYHOLDER FUNDS                                                             8,082                 14,239
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                              7,237                  8,449
      FEDERAL INCOME TAXES - DEFERRED                                                     17,456                 13,931
      FEDERAL INCOME TAXES - CURRENT                                                       1,900                  5,522
      PAYABLES FOR SECURITIES PURCHASED                                                    2,448                 29,795
      AFFILIATED PAYABLES - NET                                                            7,431                  3,736
      UNEARNED POLICY CHARGE REVENUE                                                     117,304                113,676
      OTHER LIABILITIES                                                                    5,370                  7,594
      SEPARATE ACCOUNTS LIABILITIES                                                   10,164,599             11,298,821
                                                                               ------------------     ------------------

                  Total Liabilities                                                   13,617,458             14,846,574
                                                                               ------------------     ------------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                        2,500                  2,500
    Additional paid-in capital                                                           347,324                347,324
    Retained earnings                                                                    279,027                273,046
    Accumulated other comprehensive loss                                                 (28,289)               (19,428)
                                                                               ------------------     ------------------

                  Total Stockholder's Equity                                             600,562                603,442
                                                                               ------------------     ------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                     $      14,218,020      $      15,450,016
                                                                               ==================     ==================



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
===============================================================================



                                                                                          Three Months Ended
                                                                                               June 30,
                                                                             ----------------------------------------------
                                                                                     2002                    2001
                                                                             --------------------    ----------------------
REVENUES:
         Policy charge revenue                                                $           60,762     $           64,248
         Net investment income                                                            52,425                 56,344
         Net realized investment gains (losses)                                           (9,052)                   748
                                                                             --------------------    --------------------

                    Total Revenues                                                       104,135                121,340
                                                                             --------------------    --------------------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                             35,867                 37,999
         Market value adjustment expense                                                     511                    504
         Policy benefits (net of reinsurance recoveries:  2002 - $4,055;
           2001 - $4,561)                                                                 12,540                 10,567
         Reinsurance premium ceded                                                         6,080                  6,295
         Amortization of deferred policy acquisition costs                                16,539                 16,511
         Insurance expenses and taxes                                                     12,557                 17,437
                                                                             --------------------    --------------------

                    Total Benefits and Expenses                                           84,094                 89,313
                                                                             --------------------    --------------------

                    Earnings Before Federal Income Tax Provision (Benefit)                20,041                 32,027

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                          (1,100)                19,437
         Deferred                                                                          8,114                 (7,849)
                                                                             --------------------    --------------------

                    Total Federal Income Tax Provision (Benefit)                           7,014                 11,588
                                                                             --------------------    --------------------

NET EARNINGS                                                                  $           13,027     $           20,439
                                                                             ====================    ====================



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
===============================================================================



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                               ----------------------------------------------
                                                                                       2002                    2001
                                                                               --------------------    ----------------------
REVENUES:
         Policy charge revenue                                                  $          121,470     $          130,220
         Net investment income                                                             105,800                112,593
         Net realized investment losses                                                     (6,131)                  (627)
                                                                               --------------------    --------------------

                           Total Revenues                                                  221,139                242,186
                                                                               --------------------    --------------------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                               71,811                 77,615
         Market value adjustment expense                                                     1,167                    957
         Policy benefits (net of reinsurance recoveries:  2002 - $8,764;
           2001 - $8,338)                                                                   23,163                 16,043
         Reinsurance premium ceded                                                          12,026                 12,608
         Amortization of deferred policy acquisition costs                                  32,131                 32,985
         Insurance expenses and taxes                                                       24,103                 30,963
                                                                               --------------------    --------------------

                           Total Benefits and Expenses                                     164,401                171,171
                                                                               --------------------    --------------------

                           Earnings Before Federal Income Tax Provision                     56,738                 71,015

FEDERAL INCOME TAX PROVISION:
         Current                                                                            11,562                 20,479
         Deferred                                                                            8,296                  3,109
                                                                               --------------------    --------------------

                           Total Federal Income Tax Provision                               19,858                 23,588
                                                                               --------------------    --------------------

NET EARNINGS                                                                    $           36,880     $           47,427
                                                                               ====================    ====================



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
===============================================================================


                                                                                                  Three Months Ended
                                                                                                       June 30,
                                                                                      -------------------------------------------
                                                                                               2002                   2001
                                                                                      -------------------     -------------------
NET EARNINGS                                                                          $           13,027      $         20,439

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period                             12,431                 (1,374)
      Reclassification adjustment for (gains) losses included in net earnings                      8,885                   (830)
                                                                                      -------------------     -------------------

      Net unrealized gains (losses) on investment securities                                      21,316                 (2,204)

      Adjustments for:
              Policyholder liabilities                                                           (18,815)                   460
              Deferred policy acquisition costs                                                   (5,296)                 1,068
              Deferred federal income taxes                                                          978                    236
                                                                                      -------------------     -------------------

   Total other comprehensive loss, net of taxes                                                   (1,817)                  (440)
                                                                                      -------------------     -------------------


COMPREHENSIVE INCOME                                                                  $           11,210      $          19,999
                                                                                      ===================     ===================



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
===============================================================================



                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ---------------------------------------------
                                                                                       2002                   2001
                                                                               -------------------     ---------------------
NET EARNINGS                                                                   $           36,880      $         47,427

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period                     (11,495)                35,976
      Reclassification adjustment for losses included in net earnings                       5,923                    504
                                                                               -------------------     -------------------

      Net unrealized gains (losses) on investment securities                               (5,572)                36,480

      Adjustments for:
              Policyholder liabilities                                                    (10,260)                (8,857)
              Deferred policy acquisition costs                                             2,200                (12,510)
              Deferred federal income taxes                                                 4,771                 (5,290)
                                                                               -------------------     -------------------

   Total other comprehensive income (loss), net of taxes                                   (8,861)                 9,823
                                                                               -------------------     -------------------


COMPREHENSIVE INCOME                                                           $           28,019      $          57,250
                                                                               ===================     ===================

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
===============================================================================


                                                                                                 Accumulated
                                                             Additional                            other               Total
                                            Common            paid-in          Retained         comprehensive       stockholder's
                                            stock             capital          earnings             loss               equity
                                          ------------    ---------------    -------------    ----------------   ----------------
BALANCE, JANUARY 1, 2001                  $     2,500     $      347,324     $    194,808    $      (32,349)      $     512,283

   Net earnings                                                                    78,238                                78,238


   Other comprehensive income, net of tax                                                             12,921             12,921
                                          -----------     ---------------    -------------    ----------------    ----------------


BALANCE, DECEMBER 31, 2001                      2,500           347,324           273,046            (19,428)           603,442

  Cash dividend paid to parent                                                    (30,899)                              (30,899)

  Net earnings                                                                     36,880                                36,880

  Other comprehensive loss, net of tax                                                                (8,861)            (8,861)
                                          -----------     ---------------    -------------    ----------------    ----------------

BALANCE, JUNE 30, 2002                    $     2,500     $     347,324      $    279,027     $      (28,289)     $     600,562
                                           ==========     ===============    =============    ================    ================


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
===============================================================================



                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                        ---------------------------------------
                                                                                               2002                  2001
                                                                                        -----------------     -----------------
Cash Flows From Operating Activities:
  Net earnings                                                                          $        36,880       $        47,427
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                           32,131                32,985
     Capitalization of policy acquisition costs                                                 (18,023)              (33,008)
     Amortization (accretion) of investments                                                        834                  (553)
     Interest credited to policyholders' account balances                                        71,811                77,615
     Provision for deferred Federal income tax                                                    8,296                 3,109
     (Increase) decrease in operating assets:
     Accrued investment income                                                                   (2,691)               (1,023)
     Reinsurance receivables                                                                      2,128                (1,745)
     Affiliated receivables                                                                           -                   667
     Other                                                                                        6,161                 1,371
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                          (766)                7,214
    Other policyholder funds                                                                     (6,157)               (6,792)
    Liability for guaranty fund assessments                                                      (1,212)                  (28)
    Affiliated payables                                                                           3,695                   123
    Federal income taxes - current                                                               (3,622)                4,735
    Unearned policy charge revenue                                                                3,628                 7,511
    Other                                                                                        (2,224)              (21,802)
  Other operating activities:
     Net realized investment losses                                                               6,131                   627
                                                                                        -----------------     -----------------

             Net cash and cash equivalents provided by operating activities                     137,000               118,433
                                                                                        -----------------     -----------------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                                    178,336               135,068
      Maturities of available-for-sale securities                                               175,968               214,870
      Purchases of available-for-sale securities                                               (387,438)             (172,698)
      Trading account securities                                                                     96                  (295)
      Sales of limited partnerships                                                                   -                   619
      Purchases of limited partnerships                                                            (200)               (1,000)
      Policy loans on insurance contracts                                                        25,320                (1,367)
      Recapture of investments in separate accounts                                               1,042                     -
      Investment in separate accounts                                                                 2                (1,001)
                                                                                        -----------------     -----------------

             Net cash and cash equivalents provided (used) by investing activities       $        (6,874)      $       174,196
                                                                                        -----------------     -----------------


See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
===============================================================================



                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                   ---------------------------------------
                                                                                         2002                  2001
                                                                                   -----------------    ------------------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Dividend paid to parent                                                       $       (30,899)     $              -
     Policyholder deposits (excludes internal policy replacement deposits)                 332,054               569,326
     Policyholder withdrawals (including transfers to / from separate accounts)           (478,539)             (749,481)
                                                                                   -----------------    ------------------

         Net cash and cash equivalents used by financing activities                       (177,384)             (180,155)
                                                                                   -----------------    ------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       (47,258)              112,474

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                                 130,429                92,730
                                                                                   -----------------    ------------------

         End of period                                                             $        83,171      $        205,204
                                                                                   =================    ==================

Supplementary Disclosure of Cash Flow Information:
         Cash paid for:
                  Federal income taxes                                             $        15,184      $         15,744
                  Intercompany interest                                                         56                   651


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
===============================================================================


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

NOTE 2.       STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

During the first six months of 2002, the Company paid an ordinary cash dividend of $30,899 to MLIG. The Company paid no cash dividends in 2001.

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at June 30, 2002 and December 31, 2001 were $292,875 and $311,490, respectively. For the six month periods ended June 30, 2002 and 2001, statutory net income was $13,830 and $26,872, respectively.

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

                                                                                    June 30,                   December 31,
                                                                                      2002                         2001
                                                                               -------------------          ------------------
Assets:
         Fixed maturity securities                                             $          (6,148)           $          (2,006)
         Equity securities                                                                (4,895)                      (4,258)
         Deferred policy acquisition costs                                                 5,906                        3,706
         Separate Accounts assets                                                         (2,286)                      (1,493)
                                                                               -------------------          ------------------
                                                                                          (7,423)                      (4,051)
                                                                               -------------------          ------------------
Liabilities:
         Policyholders' account balances                                                  36,098                       25,838
         Federal income taxes - deferred                                                 (15,232)                     (10,461)
                                                                               -------------------          ------------------
                                                                                          20,866                       15,377
                                                                               -------------------          ------------------
Stockholder's equity:
         Accumulated other comprehensive loss                                  $         (28,289)           $         (19,428)
                                                                               ===================          ==================


Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the three and six months ended June 30 were as follows:

                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                    ------------------------------------    ------------------------------------
                                                           2002               2001                 2002                2001
                                                    -----------------   ----------------     ----------------   -----------------
  Available-for-sale securities                      $        (8,258)    $            2       $       (5,255)    $           261
  Trading account securities:
    Net realized investment gains (losses)                       (11)               (81)                 119                (571)
    Net unrealized holding gains (losses)                       (783)               827               (1,032)               (317)
  Investment in Separate Accounts                                  -                  -                   37                   -
                                                    -----------------   ----------------     ----------------   -----------------


      Total net realized investment gains (losses)   $        (9,052)    $          748       $       (6,131)    $          (627)
                                                    =================   ================     ================   =================



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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and six month periods ended June 30:

                                                         Three Months Ended                         Six Months Ended
                                                              June 30,                                  June 30,
                                                --------------------------------------    --------------------------------------
                                                       2002                 2001                  2002                2001
                                                ------------------  ------------------    ------------------  ------------------
Net Revenues (a):
    Annuities                                    $       39,722       $       46,704        $       87,109      $       92,489
    Life Insurance                                       30,453               34,745                62,304              70,469
    Other                                                (1,907)               1,892                   (85)              1,613
                                                ------------------  ------------------    ------------------  ------------------

      Total Net Revenues                         $       68,268       $        83,341       $       149,328     $       164,571
                                                ==================  ==================    ==================  ==================

Net Earnings:

    Annuities                                    $        6,651       $       12,176        $       19,666      $       29,381
    Life Insurance                                        7,615                7,033                17,269              16,998
    Other                                                (1,239)               1,230                   (55)              1,048
                                                ------------------  ------------------    ------------------  ------------------

      Total Net Earnings                         $       13,027       $       20,439        $       36,880      $       47,427
                                                ==================  ==================    ==================  ==================


(a) Management considers investment income net of interest credited to policyholders' account balances in evaluating results.

ITEM 2  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and six month periods ended June 30, 2002 and 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2001 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10K.

In addition to providing historical information, the Company may make or publish forward-looking statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. A variety of factors, many of which are beyond the Company's control, affect the operations, performance, business strategy, financial condition, and results of the Company and could cause actual results and experience to differ materially from the expectations expressed in these statements. These factors include, but are not limited to, the factors listed in the Economic Environment section below, as well as actions and initiatives taken by both current and potential competitors and the effect of current, pending, and future legislation and regulation. THE COMPANY UNDERTAKES NO RESPONSIBILITY TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS.


BUSINESS OVERVIEW

The Company's gross earnings are principally derived from two sources:

- the charges imposed on variable life insurance and variable annuity contracts, and

- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which the Company anticipates holding those funds. Deferred policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.


ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors:

-        fluctuations in medium term interest rates

-        fluctuations in credit spreads

-        equity market performance

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three and six month periods ended June 30, 2002, medium term interest rates decreased approximately 80 basis points and 36 basis points, respectively, to yield, on average, for the current six month period 3.30%. During the three and six month periods ended June 30, 2001, medium term interest rates increased approximately 12 basis points and decreased approximately 36 basis points, respectively, to yield, on average, for the six month period 4.56%.

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the current three and six month periods ended June 30, 2002, credit spreads widened approximately 13 basis points and 14 basis points, respectively, and ended the current six month period at 192 basis points. During the three and six month periods ended June 30, 2001, credit spreads contracted approximately 20 basis points and 36 basis points, respectively, and ended the six month period at 151 basis points.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase (decrease) for each equity market index for the current three and six month periods ended June 30, 2002 and 2001, respectively:

                                                             2002                                         2001
                                             --------------------------------------       --------------------------------------
                                              Second Quarter         Six Months           Second Quarter          Six Months
                                                   2002                 2002                    2001                 2001
                                             ------------------     ---------------       ------------------     ---------------
    Dow                                            -11.2   %              -7.8  %                 6.3   %             -2.6   %
    NASDAQ                                         -20.7   %             -25.0  %                17.4   %            -12.5   %
    S&P Index                                      -13.7   %             -13.8  %                 5.5   %             -7.3   %


The investment performance in the underlying mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

NEW BUSINESS

Life insurance and annuity premiums decreased $151.0 million (or 49%) to $158.6 million and $285.3 million (or 44%) to $356.0 million during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. Life insurance and annuity premiums by type of product were as follows:

                                                         ($ In Millions)                                % Change
                                             -----------------------------------------    --------------------------------------
                                              Second Quarter           Six Months         Second Quarter          Six Months
                                                   2002                   2002               2002-2001            2002-2001
                                             ------------------     ------------------    ------------------    ----------------
    Variable Annuities:

       B-Share                               $           63.0       $          136.9             -51    %            -47      %

       C-Share                                           41.0                  102.4             -73                 -68

       L-Share                                           16.5                   48.3             100                 100
                                             ------------------     ------------------    ------------------    ----------------
                                                        120.5                  287.6             -57                 -50
                                             ------------------     ------------------    ------------------    ----------------

    Variable Life Insurance                              11.4                   26.0             -42                 -42

    Modified Guaranteed Annuities                        24.1                   36.0             201                 148

    Other                                                 2.6                    6.4              63                  25
                                             ------------------     ------------------    ------------------    ----------------

    Total Direct Premiums                    $          158.6       $          356.0             -49     %           -44     %
                                             ==================     ==================    ==================    ================



During the current three and six month periods, variable annuity premiums decreased $159.8 million (or 57%) and $289.2 million (or 50%), respectively, as compared to the same periods in 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company currently does not offer these types of guarantees in its products. During the first six months of 2002, sales of annuity products with these types of guarantee features have recorded strong sales within the Merrill Lynch & Co. distribution system. The Company is currently developing certain of these guarantee provisions for placement in its existing variable products and anticipates offering these features during the fourth quarter of 2002.

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

During the current three and six month periods, variable life insurance premiums decreased $8.3 million (or 42%) and $18.9 million (or 42%), respectively, as compared to the same periods in 2001. The decreases in variable life insurance premiums are primarily due to the Company discontinuing the manufacturing and marketing of its estate planning life insurance products during the third quarter 2001. The Company continues to issue a single premium variable life insurance product that was introduced in 2001.

During the current three and six month periods, modified guaranteed annuity premiums increased $16.1million (or 201%) and $21.5 million (or 148%), respectively, as compared to the same periods in 2001. The increases are primarily due to increasing demand for products with guaranty features, as noted above.

Withdrawals

Policy and contract surrenders decreased $34.1 million (or 6%) to $555.6 million during the first six months of 2002 as compared to the same period in 2001. During the first six months of 2002, variable annuity surrenders decreased $32.7 million (or 8%) to $365.2 million and modified guaranteed annuity surrenders decreased $24.1 million (or 26%) to $68.6 million as compared to the same period in 2001. Management attributes the decrease in surrender activity to reductions in the equity markets, whereby i) variable annuity contract owners have less incentive to surrender contracts in which values have decreased below guaranteed minimum death benefit provisions, and ii) modified guaranteed annuity contract owners have less incentive to abdicate guaranteed income. Partially offsetting the decreases in variable annuity and modified guaranteed annuity surrenders was an increase in variable life surrenders, which increased $23.8 million (or 32%) during the first six months of 2002.

Financial Condition

At June 30, 2002, the Company's assets were $14.2 billion, or $1.3 billion lower than the $15.5 billion in assets at December 31, 2001 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $1.1 billion (or 10%) to $10.2 billion primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets for the first and second quarter of 2002 were as follows:


   (In Millions)                                           1Q02               2Q02               Total
                                                      ---------------    --------------     ---------------
   Investment performance - variable products         $       81.0       $    (874.8)       $     (793.8)
   Net cash outflow - variable products                     (129.7)           (210.7)             (340.4)
   Net change in seed money                                   (1.0)             (0.8)               (1.8)
                                                      ---------------    --------------     ---------------
                                                      $      (49.7)      $  (1,086.3)       $   (1,136.0)
                                                      ===============    ==============     ===============


The continuing decline in overall credit quality among corporate bonds has placed added pressure on the Company's fixed income portfolio. As of June 30, 2002 and December 31, 2001, approximately $111.7 million (or 6%) and $84 million (or 4%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, as of June 30, 2002, approximately $242.8 million (or 12%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $262.7 million (or 13%) of the Company's fixed maturity securities as of December 31, 2001. The Company closely monitors such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America, and Mexico. At June 30, 2002, the Company held $71.7 million in emerging market securities with an approximate unrealized loss of $10.6 million.

During the first six months of 2002, the Company experienced contract owner withdrawals that exceeded deposits by $386.1 million. The components of contract owner transactions were as follows:

                                                                                                  June 30,
(In Millions)                                                                                       2002
                                                                                               --------------
Premiums collected                                                                             $      356.0
Internal tax-free exchanges                                                                           (23.9)
                                                                                               --------------
     Net contract owner deposits                                                                      332.1

Contract owner withdrawals                                                                            478.5
Net transfers to/from separate accounts                                                               239.7
                                                                                               --------------
     Net contract owner withdrawals                                                                   718.2
                                                                                               --------------


Net contract owner activity                                                                    $     (386.1)
                                                                                               ==============


LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2002, the Company's assets included $2.1 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

Results of Operations

For the three month periods ended June 30, 2002 and 2001, the Company reported net earnings of $13.0 million and $20.4 million, respectively. For the six month periods ended June 30, 2002 and 2001, the Company reported net earnings of $36.9 million and $47.4 million, respectively.

Policy charge revenue decreased $3.5 million (or 5%) and $8.8 million (or 7%) during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases in policy charge revenue are primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $1,163.8 million (or 10%) and $1,045.2 million (or 9%) during the current three and six month periods as compared to the same periods in 2001. During the same periods, asset based policy charges decreased $2.0 million (or 5%) and $6.1 million (or 7%). Asset based policy charges were favorably impacted by increases in rates charged to non-proprietary fund investment managers for administrative services. As a result of this increase, administrative service fee income was flat as compared to the prior period despite reductions in average variable account balances. In addition, non-asset based policy charge revenue decreased $1.5 million (or 6%) and $2.7 million (or 6%) during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases in non-asset based policy charge revenues are primarily due to decreases in cost of insurance charges and deferred policy load amortization.

Net earnings derived from interest spread decreased $1.8 million (or 10%) and $1.0 million (or 3%) during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases in interest spread are primarily a result of the reduction in invested assets resulting from the decline in fixed rate contracts inforce. The current six month period was favorably impacted by a $1.3 million increase in real estate income.

Net realized investment losses increased $9.8 million and $5.5 million during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

                                                                    Three Months           Six Months
                        Realized Gain (Loss)                        2002 - 2001           2002 - 2001
        ------------------------------------------------------   ------------------    ------------------
                                                                            ($ in Millions)
        Interest related gains                                   $          0.1        $          0.5
        Credit related losses                                              (8.1)                 (5.7)      (1)
        Trading account losses                                             (1.8)                 (0.3)      (2)
                                                                 ------------------    ------------------
                                                                 $         (9.8)       $         (5.5)
                                                                 ==================    ==================


(1) Credit related losses included book value writedowns and asset sales of several large security holdings, primarily due to book value writedowns of $9.2 million on investments in fixed income securities issued by WorldCom Inc.

(2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the first six months of 2002, the market value adjustment expense increased $0.2 million (or 22%) as compared to the same period in 2001. The increase is primarily due to the lower interest rate environment during 2002 as compared to 2001. The market value adjustment expense has an inverse relationship to changes in interest rates. During the current three month period, the market value adjustment expense was relatively flat as compared to the same period in 2001.

Policy benefits increased $2.0 million (or 19%) and $7.1 million (or 44%) during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The increases in policy benefits are primarily due to increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Reinsurance premium ceded decreased $0.2 million (or 3%) and $0.6 million (or 5%) during the current three and six month periods ended June 30, 2002, respectively, as compared to the same periods in 2001. The decreases are attributable to the decrease in life insurance inforce.

Insurance expenses and taxes decreased $4.9 million (or 28%) and $6.9 million (or 22%) during the current three and six month periods ended June 30, 2002, as compared to the same periods in 2001. The following table provides the changes in insurance expenses and taxes by type for each respective period:

                                                                             Three Months           Six Months
            Insurance expenses and taxes - net of capitalization             2002 - 2001           2002 - 2001
        ---------------------------------------------------------------   ------------------    ------------------
                                                                                     ($ in Millions)
        Asset-based commissions                                           $         (0.7)       $         (0.8)     (1)
        General insurance expenses                                                  (2.7)                 (3.3)     (2)
        Taxes, licenses, and fees                                                   (1.5)                 (2.8)     (3)
                                                                          ------------------    ------------------
                                                                          $         (4.9)       $         (6.9)
                                                                          ==================    ==================


(1)     Reflects the decrease in average variable account balances during 2002.

(2) Cost savings primarily resulting from the Company's consolidation of its life and annuity policy administration service centers. The consolidation was completed during the third quarter 2001.

(3) Net refunds received from guaranty fund associations received during the first quarter 2002 were $1.1 million. Also, during the second quarter 2001, the Company paid a $1.1 million IRS remediation settlement.

The Company's effective federal income tax rate was 35% during the current three and six month periods as compared to 36% and 33%, respectively, during the equivalent periods in 2001. The changes in the effective federal income tax rate during the respective periods are primarily due to certain permanent adjustments recorded in 2001.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decrease in other net revenues and other net earnings during the current three month period ended June 30, 2002 is primarily due to book value writedowns and trading account losses incurred during the second quarter 2002.

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

        3.2 Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A's registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

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

        99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.



       (b) Reports on Form 8-K.


           No reports on Form 8-K have been filed during the last quarter.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  MATTHEW J. RIDER

                                       -----------------------------------------

                                              Matthew J. Rider
                                           Senior Vice President,
                                           Chief Financial Officer and Treasurer

Date: August 13, 2002

                                  EXHIBIT INDEX

99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.