Form 10-Q
period 2002-09-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2002-11-13
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                          September 30,             December 31,
ASSETS                                                                                         2002                     2001
------
                                                                                      --------------------     --------------------

INVESTMENTS:
         Fixed maturity securities, at estimated fair value
                  (amortized cost:  2002 - $1,953,952  ; 2001 - $2,009,129)           $         1,973,887      $         2,007,123
         Equity securities, at estimated fair value
                  (cost:  2002 - $130,022  ; 2001 - $167,959)                                     123,497                  163,701
         Trading account securities, at estimated fair value                                       20,918                   23,636
         Real estate held-for-sale                                                                 19,447                   19,447
         Limited partnerships, at cost                                                             12,150                   11,270
         Policy loans on insurance contracts                                                    1,159,679                1,194,478
                                                                                      --------------------     --------------------

                  Total Investments                                                             3,309,578                3,419,655



CASH AND CASH EQUIVALENTS                                                                         186,696                  130,429
ACCRUED INVESTMENT INCOME                                                                          68,233                   69,884
DEFERRED POLICY ACQUISITION COSTS                                                                 448,492                  470,938
FEDERAL INCOME TAXES - CURRENT                                                                     51,786                        -
REINSURANCE RECEIVABLES                                                                             5,989                    9,428
RECEIVABLES FROM SECURITIES SOLD                                                                    6,636                    2,317
OTHER ASSETS                                                                                       34,956                   41,912
SEPARATE ACCOUNTS ASSETS                                                                        8,811,080               11,305,453
                                                                                      --------------------     --------------------



TOTAL ASSETS                                                                          $        12,923,446      $        15,450,016
                                                                                      ====================     ====================







See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================

                                                                                         September 30,             December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                          2002                     2001
------------------------------------
                                                                                    ---------------------     --------------------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                              $          3,150,452      $         3,255,791
         Claims and claims settlement expenses                                                    96,663                   95,020
                                                                                    ---------------------     --------------------

                  Total policyholder liabilities and accruals                                  3,247,115                3,350,811

      OTHER POLICYHOLDER FUNDS                                                                     7,136                   14,239
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                                      7,237                    8,449
      FEDERAL INCOME TAXES - DEFERRED                                                             75,023                   13,931
      FEDERAL INCOME TAXES - CURRENT                                                                   -                    5,522
      PAYABLES FOR SECURITIES PURCHASED                                                           30,828                   29,795
      AFFILIATED PAYABLES - NET                                                                   12,190                    3,736
      UNEARNED POLICY CHARGE REVENUE                                                             118,845                  113,676
      OTHER LIABILITIES                                                                            7,326                    7,594
      SEPARATE ACCOUNTS LIABILITIES                                                            8,803,733               11,298,821
                                                                                    ---------------------     --------------------

                  Total Liabilities                                                           12,309,433               14,846,574
                                                                                    ---------------------     --------------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                                2,500                    2,500
    Additional paid-in capital                                                                   347,324                  347,324
    Retained earnings                                                                            290,320                  273,046
    Accumulated other comprehensive loss                                                         (26,131)                 (19,428)
                                                                                    ---------------------     --------------------

                  Total Stockholder's Equity                                                     614,013                  603,442
                                                                                    ---------------------     --------------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $         12,923,446      $        15,450,016
                                                                                    =====================     ====================





See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                                 Three Months Ended
                                                                                                   September 30,
                                                                                    ----------------------------------------------
                                                                                             2002                     2001
                                                                                    ---------------------    ---------------------
REVENUES:
         Policy charge revenue                                                       $            56,070     $            62,446
         Net investment income                                                                    52,565                  55,334
         Net realized investment losses                                                          (11,464)                 (1,525)
                                                                                    ---------------------    ---------------------

                           Total Revenues                                                         97,171                 116,255
                                                                                    ---------------------    ---------------------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                                     34,788                  38,570
         Market value adjustment expense                                                           1,172                     598
         Policy benefits (net of reinsurance recoveries:  2002 - $1,977;
           2001 - $2,960)                                                                         15,954                  10,204
         Reinsurance premium ceded                                                                 6,192                   5,930
         Amortization of deferred policy acquisition costs                                        13,039                  15,623
         Insurance expenses and taxes                                                             12,014                  20,119
                                                                                    ---------------------    ---------------------

                           Total Benefits and Expenses                                            83,159                  91,044
                                                                                    ---------------------    ---------------------

                           Earnings Before Federal Income Tax Provision                           14,012                  25,211

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                                 (53,686)                 (2,118)
         Deferred                                                                                 56,405                  10,941
                                                                                    ---------------------    ---------------------

                           Total Federal Income Tax Provision                                      2,719                   8,823
                                                                                    ---------------------    ---------------------

NET EARNINGS                                                                         $            11,293     $            16,388
                                                                                    =====================    =====================







See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                   ----------------------------------------------
                                                                                            2002                     2001
                                                                                   ---------------------    ---------------------
REVENUES:
         Policy charge revenue                                                      $           177,540     $           192,666
         Net investment income                                                                  158,365                 167,927
         Net realized investment losses                                                         (17,595)                 (2,152)
                                                                                   ---------------------    ---------------------

                           Total Revenues                                                       318,310                 358,441
                                                                                   ---------------------    ---------------------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                                   106,599                 116,185
         Market value adjustment expense                                                          2,339                   1,555
         Policy benefits (net of reinsurance recoveries:  2002 - $10,741;
           2001 - $11,298)                                                                       39,117                  26,247
         Reinsurance premium ceded                                                               18,218                  18,538
         Amortization of deferred policy acquisition costs                                       45,170                  48,608
         Insurance expenses and taxes                                                            36,117                  51,082
                                                                                   ---------------------    ---------------------

                           Total Benefits and Expenses                                          247,560                 262,215
                                                                                   ---------------------    ---------------------

                           Earnings Before Federal Income Tax Provision                          70,750                  96,226

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                                (42,124)                 18,361
         Deferred                                                                                64,701                  14,050
                                                                                   ---------------------    ---------------------

                           Total Federal Income Tax Provision                                    22,577                  32,411
                                                                                   ---------------------    ---------------------

NET EARNINGS                                                                        $            48,173     $            63,815
                                                                                   =====================    =====================








See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                               Three Months Ended
                                                                                                  September 30,
                                                                                   ---------------------------------------------
                                                                                            2002                    2001
                                                                                   --------------------     --------------------
NET EARNINGS                                                                       $            11,293      $          16,388

OTHER COMPREHENSIVE INCOME:

   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period                                    12,994                  38,702
      Reclassification adjustment for losses included in net earnings                           10,423                   1,453
                                                                                   --------------------     --------------------

      Net unrealized gains on investment securities                                             23,417                  40,155

      Adjustments for:
              Policyholder liabilities                                                         (15,837)                (20,513)
              Deferred policy acquisition costs                                                 (4,260)                 (8,755)
         Deferred federal income taxes                                                          (1,162)                 (3,810)
                                                                                   --------------------     --------------------

   Total other comprehensive income, net of taxes                                                2,158                   7,077
                                                                                   --------------------     --------------------

COMPREHENSIVE INCOME                                                               $            13,451      $           23,465
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                   ---------------------------------------------
                                                                                            2002                    2001
                                                                                   --------------------     --------------------
NET EARNINGS                                                                       $            48,173      $          63,815

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period                                     1,499                  74,678
      Reclassification adjustment for losses included in net earnings                           16,346                   1,957
                                                                                   --------------------     --------------------

      Net unrealized gains on investment securities                                             17,845                  76,635

      Adjustments for:
              Policyholder liabilities                                                         (26,097)                (29,370)
              Deferred policy acquisition costs                                                 (2,060)                (21,265)
         Deferred federal income taxes                                                           3,609                  (9,100)
                                                                                   --------------------     --------------------

   Total other comprehensive income (loss), net of taxes                                        (6,703)                 16,900
                                                                                   --------------------     --------------------

COMPREHENSIVE INCOME                                                               $            41,470      $           80,715
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                                 Accumulated
                                                             Additional                             other               Total
                                             Common           paid-in           Retained        comprehensive       stockholder's
                                             stock            capital           earnings            loss               equity
                                           ------------    ----------------   --------------   -----------------   -----------------
BALANCE, JANUARY 1, 2001                   $      2,500    $      347,324     $     194,808    $       (32,349)    $      512,283

   Net earnings                                                                      78,238                                78,238

   Other comprehensive income, net of tax                                                               12,921             12,921
                                           ------------    ----------------   --------------   -----------------   -----------------

BALANCE, DECEMBER 31, 2001                        2,500           347,324           273,046            (19,428)           603,442

  Cash dividend paid to parent                                                      (30,899)                              (30,899)

  Net earnings                                                                       48,173                                48,173

  Other comprehensive loss, net of tax                                                                  (6,703)            (6,703)
                                           ------------    ----------------   --------------   -----------------   -----------------

BALANCE, SEPTEMBER 30, 2002                $      2,500    $      347,324     $     290,320    $       (26,131)    $      614,013
                                           ============    ================   ==============   =================   =================






See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
================================================================================

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                       -----------------------------------------
                                                                                              2002                   2001
                                                                                       ------------------     ------------------
Cash Flows From Operating Activities:
  Net earnings                                                                         $         48,173       $         63,815
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                                           45,170                 48,608
     Capitalization of policy acquisition costs                                                 (24,784)               (46,078)
     Amortization (accretion) of investments                                                      1,222                 (1,046)
     Interest credited to policyholders' account balances                                       106,599                116,185
     Provision for deferred Federal income tax                                                   64,701                 14,050
  (Increase) decrease in operating assets:
     Accrued investment income                                                                    1,651                    (17)
    Federal income taxes - current                                                              (51,786)                     -
     Reinsurance receivables                                                                      3,439                 (1,592)
     Affiliated receivables                                                                           -                 (1,270)
     Other                                                                                        6,956                    593
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                         1,643                 15,365
    Other policyholder funds                                                                     (7,103)                (3,367)
    Liability for guaranty fund assessments                                                      (1,212)                  (244)
     Affiliated payables                                                                          8,454                      -
    Federal income taxes - current                                                               (5,522)                (4,251)
    Unearned policy charge revenue                                                                5,169                 10,253
     Other                                                                                         (268)               (20,996)
  Other operating activities:
     Net realized investment losses                                                              17,595                  2,152
                                                                                       ------------------     ------------------

             Net cash and cash equivalents provided by operating activities                     220,097                192,610
                                                                                       ------------------     ------------------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                                                    298,974                162,219
      Maturities of available-for-sale securities                                               255,794                283,982
      Purchases of available-for-sale securities                                               (480,668)              (257,238)
     Trading account securities                                                                    (408)                   384
    Sales of limited partnerships                                                                     -                    819
    Purchases of limited partnerships                                                              (880)                (1,000)
      Policy loans on insurance contracts                                                        34,799                 (5,547)
      Recapture of investments in separate accounts                                               1,041                      -
      Investment in separate accounts                                                            (3,548)                (1,001)
                                                                                       ------------------     ------------------

             Net cash and cash equivalents provided by investing activities            $        105,104       $        182,618
                                                                                       ------------------     ------------------




See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
================================================================================

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                        -----------------------------------------
                                                                                               2002                   2001
                                                                                        ------------------    -------------------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Dividend paid to parent                                                            $        (30,899)     $               -
     Policyholder deposits (excludes internal policy replacement deposits)                       441,825                862,222
     Policyholder withdrawals (including transfers to / from separate accounts)                 (679,860)            (1,112,792)
                                                                                        ------------------    -------------------

         Net cash and cash equivalents used by financing activities                             (268,934)              (250,570)
                                                                                        ------------------    -------------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         56,267                124,208

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                                       130,429                 92,730
                                                                                        ------------------    -------------------

         End of period                                                                  $        186,696      $         216,938
                                                                                        ==================    ===================

Supplementary Disclosure of Cash Flow Information:
         Cash paid for:
                  Federal income taxes                                                  $         15,184      $          22,612
                  Intercompany interest                                                               47                    653









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

NOTE 2.       STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

During the first nine months of 2002, the Company paid an ordinary cash dividend of $30,899 to MLIG. The Company paid no cash dividends in 2001.

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at September 30, 2002 and December 31, 2001 were $258,678 and $311,490, respectively. For the nine month periods ended September 30, 2002 and 2001, statutory net losses were $15,725 and $14,182, respectively.

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

                                                                                   September 30,                December 31,
                                                                                       2002                          2001
                                                                               --------------------          -------------------
Assets:
         Fixed maturity securities                                             $           19,935            $           (2,006)
         Equity securities                                                                 (6,525)                       (4,258)
         Deferred policy acquisition costs                                                  1,646                         3,706
         Separate Accounts assets                                                          (3,322)                       (1,493)
                                                                               --------------------          -------------------
                                                                                           11,734                        (4,051)
                                                                               --------------------          -------------------
Liabilities:
         Policyholders' account balances                                                   51,935                        25,838
         Federal income taxes - deferred                                                  (14,070)                      (10,461)
                                                                               --------------------          -------------------
                                                                                           37,865                        15,377
                                                                               --------------------          -------------------
Stockholder's equity:
         Accumulated other comprehensive loss                                  $          (26,131)           $          (19,428)
                                                                               ====================          ===================

Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the three and nine months ended September 30 were as follows:

                                                            Three Months Ended                      Nine Months Ended
                                                              September 30,                           September 30,
                                                    ------------------------------------    ------------------------------------
                                                           2002               2001                 2002                2001
                                                    -----------------   ----------------     ----------------   -----------------
  Available-for-sale securities                       $       (9,251)    $         982        $      (14,506)    $        1,243
  Trading account securities:
    Net realized investment losses                            (1,485)              (907)              (1,366)             (1,478)
    Net unrealized holding losses                               (728)            (1,600)              (1,760)             (1,917)
  Investment in Separate Accounts                                  -                  -                   37                   -
                                                    -----------------   ----------------     ----------------   -----------------

      Total net realized investment losses           $       (11,464)    $       (1,525)      $      (17,595)    $        (2,152)
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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                                                         Three Months Ended                        Nine Months Ended
                                                           September 30,                             September 30,
                                                --------------------------------------    --------------------------------------
                                                       2002                 2001                  2002                2001
                                                ------------------  ------------------    ------------------  ------------------
NET REVENUES (a):
    Annuities                                    $       36,745      $        45,730       $       123,854     $       138,219
    Life Insurance                                       27,749               31,324                90,053             101,793
    Other                                                (2,111)                 631                (2,196)              2,244
                                                ------------------  ------------------    ------------------  ------------------

      Total Net Revenues                         $       62,383      $        77,685       $       211,711     $       242,256
                                                ==================  ==================    ==================  ==================

NET EARNINGS:

    Annuities                                    $        5,667      $         9,931       $        25,333     $        39,312
    Life Insurance                                        6,998                6,046                24,267              23,044
    Other                                                (1,372)                 411                (1,427)              1,459
                                                ------------------  ------------------    ------------------  ------------------

      Total Net Earnings                         $       11,293      $        16,388       $        48,173     $        63,815
                                                ==================  ==================    ==================  ==================

(a) Net revenues include investment income net of interest credited to policyholders' account balances.


NOTE 5.       SUBSEQUENT EVENTS

Management finalized their periodic review of the amortization of deferred policy acquisition costs and accretion of unearned policy charge revenue during the fourth quarter of 2002. This resulted in a reduction in the carrying values of the related asset and liability of $23 million and $4 million, respectively.

ITEM 2  MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and nine month periods ended September 30, 2002 and 2001. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the 2001 Audited Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2001 10K.

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


ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, as such, the values of variable contract owner account balances. Since asset-based fees collected on in force variable contracts represents a significant source of revenue, the Company's earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impacts the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claims. GMDB claims are recorded as a component of policy benefits.

Additionally, the Company is impacted by the U.S. equity markets through its trading account investments. The Company's trading account is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. The trading account is carried at market value with changes in market value included in earnings as a component of net realized investment losses.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the decrease for each equity market index for the current three and nine month periods ended September 30, 2002 and 2001, respectively:

                                                             2002                                         2001
                                            ----------------------------------------      ---------------------------------------
                                              Third Quarter          Nine Months           Third Quarter          Nine Months
                                                  2002                   2002                   2001                  2001
                                            -------------------     ----------------      ------------------     ----------------
    Dow                                            -17.9   %             -24.2   %              -15.8   %            -18.0     %
    NASDAQ                                         -19.9   %             -39.9   %              -30.7   %            -39.3     %
    S&P Index                                      -17.6   %             -29.0   %              -15.0   %            -21.2     %

The investment performance in the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Medium Term Interest Rates

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities.

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three and nine month periods ended September 30, 2002, medium term interest rates decreased approximately 82 basis points and 118 basis points, respectively, to yield, on average, for the current nine month period 2.48%. During the three and nine month periods ended September 30, 2001, medium term interest rates decreased approximately 112 basis points and 170 basis points, respectively, to yield, on average, for the nine month period 3.44%.

Corporate Credit

Changes in the corporate credit environment directly impact the value of the Company's investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities. During 2002, corporate debt defaults increased significantly as a result of continuing weakness in the economy, as well as several large high-profile defaults. The Company holds corporate debt of certain of these companies and has adjusted its carrying value in these investments to reflect amounts anticipated to ultimately be recovered. The decrease in book value is recorded as a component of net realized investment losses.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the current three and nine month periods ended September 30, 2002, credit spreads widened approximately 59 basis points and 73 basis points, respectively, and ended the current nine month period at 251 basis points. During the three and nine month periods ended September 30, 2001, credit spreads widened approximately 35 basis points and contracted approximately 1 basis point, respectively, and ended the nine month period at 186 basis points. Widening credit spreads have a negative impact on the value of investments.

NEW BUSINESS

Life insurance and annuity premiums decreased $205.3 million (or 64%) to $117.7 million and $490.6 million (or 51%) to $473.7 million during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. Life insurance and annuity premiums by type of product were as follows:

                                                         ($ In Millions)                                % Change
                                             -----------------------------------------    ---------------------------------------
                                              Third Quarter           Nine Months          Third Quarter          Nine Months
                                                   2002                   2002               2002-2001             2002-2001
                                             ------------------     ------------------    ------------------    -----------------
    Variable Annuities:
       B-Share                               $           41.9       $          178.8             -70    %            -55       %
       C-Share                                           48.9                  151.3             -68                 -68
       L-Share (a)                                       10.4                   58.7             100                 100
                                             ------------------     ------------------    ------------------    -----------------
                                                        101.2                  388.8             -66                 -55
                                             ------------------     ------------------    ------------------    -----------------

    Variable Life Insurance                              12.0                   38.0             -32                 -39

    Modified Guaranteed Annuities                         3.2                   39.2             -62                  71

    Other                                                 1.3                    7.7             -54                  -3
                                             ------------------     ------------------    ------------------    -----------------

    Total Direct Premiums                    $          117.7       $          473.7             -64     %           -51      %
                                             ==================     ==================    ==================    =================

    (a) The Company's L-Share variable annuity product was introduced in the fourth quarter 2001.

During the current three and nine month periods, variable annuity premiums decreased $192.9 million (or 66%) to $101.2 million and $482.1 million (or 55%) to $388.8 million, respectively, as compared to the same periods in 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. With the exception of the Company's modified guaranteed annuity product, which offers a fixed interest crediting rate, the Company currently does not offer these types of guarantees in its products. During the first nine months of 2002, sales of non-proprietary products with these types of guarantee features have been strong within the Merrill Lynch & Co. distribution system. The Company is currently developing a guaranteed minimum income benefit provision for placement in certain of its existing variable annuity products and anticipates offering these features during the fourth quarter of 2002.

During the third quarter 2002, the Company introduced a new C-Share variable annuity product. This product differs from the Company's existing C-Share product by offering different investment advisors and a fee structure that varies with asset size. Sales of the new variable annuity product were $25.0 million during the current three month period ended September 30, 2002.

Management believes that the increasing demand for annuity products with guarantee provisions has been fueled by the increasing volatility and general negative performance of the equity markets that has occurred over the past two years. As such, future variable annuity sales could be negatively impacted if this trend continues.

During the current three and nine month periods, variable life insurance premiums decreased $5.7 million (or 32%) to $12.0 million and $24.6 million (or 39%) to $38.0 million, respectively, as compared to the same periods in 2001. The decreases in variable life insurance premiums are primarily due to the Company discontinuing the manufacturing and marketing of its estate planning life insurance products during the third quarter 2001. The Company continues to issue a single premium variable life insurance product that was introduced in 2001.

During the current three and nine month periods, modified guaranteed annuity premiums decreased $5.2 million (or 62%) to $3.2 million and increased $16.3 million (or 71%) to $39.2 million, respectively, as compared to the same periods in 2001. The increase during the first nine months of 2002 is primarily due to increasing demand for products with guarantee features, as noted above.

FINANCIAL CONDITION

At September 30, 2002, the Company's assets were $12.9 billion, or $2.6 billion lower than the $15.5 billion in assets at December 31, 2001 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $2.5 billion (or 22%) to $8.8 billion primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets for the first three quarters of 2002 were as follows:

   (In Millions)                                            1Q02                2Q02                3Q02                Total
                                                      ----------------    ---------------     ---------------    -----------------
   Investment performance - variable products         $        81.0       $     (874.8)       $    (1,137.9)      $    (1,931.7)
   Net cash outflow - variable products                      (129.7)            (210.7)              (223.0)             (563.4)
   Net change in seed money                                    (1.0)              (0.8)                 2.5                 0.7
                                                      ----------------    ---------------     ---------------    -----------------
                                                      $       (49.7)      $   (1,086.3)       $    (1,358.4)      $    (2,494.4)
                                                      ================    ===============     ===============    =================

The continuing decline in overall credit quality among corporate bonds has placed added pressure on the Company's fixed income portfolio. As of September 30, 2002 and December 31, 2001, approximately $99.9 million (or 5%) and $83.4 million (or 4%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, as of September 30, 2002, approximately $228.4 million (or 12%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $262.7 million (or 13%) of the Company's fixed maturity securities as of December 31, 2001. The Company closely monitors such investments.

The Company has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Latin America, and Mexico. At September 30, 2002, the Company held $54.1 million in emerging market securities with an approximate unrealized loss of $11.8 million.

During the first nine months of 2002, the Company experienced contract owner withdrawals that exceeded deposits by $656.9 million. The components of contract owner transactions were as follows:

                                                                                                 September 30,
(In Millions)                                                                                         2002
                                                                                              -------------------
Premiums collected                                                                            $        473.7
Internal tax-free exchanges                                                                            (31.9)
                                                                                              -------------------
     Net contract owner deposits                                                                       441.8

Contract owner withdrawals                                                                             679.9
Net transfers to/from separate accounts                                                                418.8
                                                                                              -------------------
     Net contract owner withdrawals                                                                  1,098.7
                                                                                              -------------------

Net contract owner activity                                                                   $       (656.9)
                                                                                              ===================

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2002, the Company's assets included $2.1 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2002 and 2001, the Company reported net earnings of $11.3 million and $16.4 million, respectively. For the nine month periods ended September 30, 2002 and 2001, the Company reported net earnings of $48.2 million and $63.8 million, respectively.

Policy charge revenue decreased $6.4 million (or 10%) and $15.1 million (or 8%) during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases in policy charge revenue are primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $1,856.0 million (or 17%) and $1,308.4 million (or 11%) during the current three and nine month periods as compared to the same periods in 2001. During the same periods, asset based policy charges decreased $5.3 million (or 13%) and $11.4 million (or 9%). Asset based policy charges were favorably impacted by increases in rates charged to unaffiliated fund investment managers for administrative services. In addition, non-asset based policy charge revenue decreased $1.1 million (or 5%) and $3.7 million (or 5%) during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The decreases in non-asset based policy charge revenue are primarily due to decreases in cost of insurance charges and deferred policy load amortization.

Net earnings derived from interest spread increased $1.0 million (or 6%) during the current three month period ended September 30, 2002, respectively, as compared to the same period in 2001. The current three month period was favorably impacted by a $0.5 million increase in real estate income. During the current nine month period, interest spread was relatively flat as compared to the same period in 2001.

Net realized investment losses increased $9.9 million and $15.4 million during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The declining credit quality among fixed income securities has resulted in increased credit related losses during the current three and nine month periods. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

                                                                    Three Months          Nine Months
                        Realized Gain (Loss)                        2002 - 2001           2002 - 2001
        ------------------------------------------------------   ------------------    ------------------
                                                                            ($ in Millions)
        Trading account gains                                                0.3                   0.3      (1)
        Interest related gains                                   $           0.1       $           0.3
        Credit related losses                                              (10.3)                (16.0)     (2)
                                                                 ------------------    ------------------
                                                                 $          (9.9)      $         (15.4)
                                                                 ==================    ==================

    (1) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

    (2) Credit related losses include book value writedowns and asset sales of several large security holdings. Book value writedowns on investments in fixed income securities were $11.9 million during the first nine months of 2002.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the current three and nine periods ended September 30, 2002, the market value adjustment expense increased $0.6 million (or 96%) and $0.8 million (or 50%) as compared to the same periods in 2001. The increases are primarily due to the lower interest rate environment during 2002 as compared to 2001. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $5.8 million (or 56%) and $12.9 million (or 49%) during the current three and nine month periods ended September 30, 2002, respectively, as compared to the same periods in 2001. The increases in policy benefits are primarily due to increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Amortization of deferred policy acquisition costs decreased $2.6 million (or 17%) and $3.4 million (or 7%) during the current three and nine month periods ended September 30, 2002, as compared to the same periods in 2001. The decreases in amortization of deferred policy acquisition costs are primarily due to the decrease in policy charge revenue during 2002.

Insurance expenses and taxes decreased $8.1 million (or 40%) and $15.0 million (or 29%) during the current three and nine month periods ended September 30, 2002, as compared to the same periods in 2001. The following table provides the changes in insurance expenses and taxes by type for each respective period:

                                                                             Three Months          Nine Months
            Insurance expenses and taxes - net of capitalization             2002 - 2001           2002 - 2001
        ---------------------------------------------------------------   ------------------    ------------------
                                                                                     ($ in Millions)
        Asset-based commissions                                           $         (0.8)       $         (1.6)     (1)
        General insurance expenses                                                  (7.7)                (11.0)     (2)
        Taxes, licenses, and fees                                                    0.4                  (2.4)     (3)
                                                                          ------------------    ------------------
                                                                          $         (8.1)       $        (15.0)
                                                                          ==================    ==================

    (1) Reflects the decrease in average variable account balances during 2002.

    (2) Cost savings primarily resulting from the Company's consolidation of its life and annuity policy administration service centers. The consolidation was completed during the third quarter 2001, with the majority of the consolidation expenses reported in the third quarter 2001.

    (3) Net refunds from guaranty fund associations received during the first quarter 2002 were $1.1 million. Also, during the second quarter 2001, the Company paid a $1.1 million IRS remediation settlement.

The Company's effective federal income tax rate was 19% and 32% during the current three and nine month periods ended September 30, 2002 as compared to 35% and 34%, respectively, during the equivalent periods in 2001. The changes in the effective federal income tax rate during the respective periods are primarily due to certain permanent adjustments recorded in the third quarter 2002. During the current three and nine month periods ended September 30, 2002, the Company's current and deferred tax components have been significantly impacted by fluctuations in tax reserves for guaranteed minimum death benefits. The reserve fluctuations have resulted in an increased current tax benefit and an increased deferred tax expense during the current three and nine month periods as compared to the same periods in 2001.

SEGMENT INFORMATION

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The decrease in "Other" net revenues and "Other" net earnings during the current three and nine month periods ended September 30, 2002 is primarily due to an increase in realized losses incurred during 2002.

ITEM 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of a date within 90 days of the filing of this Form 10-Q, that its disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  MATTHEW J. RIDER

                                       -----------------------------------------

                                              Matthew J. Rider
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

Date: November 12, 2002

                    Certification of Chief Executive Officer


I, Nikos Kardassis, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Merrill Lynch Life Insurance Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                           /s/ Nikos Kardassis
                                           -------------------------------------
                                           Nikos Kardassis
                                           President and Chief Executive Officer

Dated:  November 12, 2002

                    Certification of Chief Financial Officer


I, Matthew Rider, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Merrill Lynch Life Insurance Company;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                                                   /s/ Matthew Rider
                                                   -----------------------------
                                                   Matthew Rider
                                                   Senior Vice President and
                                                   Chief Financial Officer
Dated: November 12, 2002

                                  EXHIBIT INDEX

99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.