Form 10-K
period 2002-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2003-03-28
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863

MERRILL LYNCH LIFE INSURANCE COMPANY
(Exact name of Registrant as specified in its charter)

Arkansas	91-1325756

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1300 Merrill Lynch Drive, 2nd Floor Pennington, New Jersey 08534

(Address of Principal Executive Offices)
(609) 274-6900

(Registrant’s telephone no. including area code)

Securities registered pursuant to Section 12(b) or 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: Not applicable.

     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common 250,000

     REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

Item 1.  Business.

     The Registrant is a life insurance company engaged in the sale of life insurance and annuity products. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Registrant is currently subject to primary regulation by the Arkansas Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group (“MLIG”). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”), a corporation whose common stock is traded on the New York Stock Exchange.

     Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.

     The Registrant is currently licensed in 49 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. During 2002, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 12%, Texas, 11%, Pennsylvania, 7%, and New Jersey, 6%, as measured by total contract owner deposits.

     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2002, approximately 10,900 agents of MLLA were authorized to act for the Registrant.

Item 2.  Properties.

     The Registrant’s home office is located in Little Rock, Arkansas. In addition, personnel performing services for the Registrant pursuant to its Management Services Agreement operate in MLIG office space. MLIG occupies certain office space in Pennington, New Jersey through Merrill Lynch & Co. An allocable share of the cost of each of these premises is paid by the Registrant through the service agreement with MLIG. Merrill Lynch Insurance Group Services, Inc. (“MLIGS”), an affiliate of MLIG, owns office space in Jacksonville, Florida. MLIGS also leases certain office space in Springfield, Massachusetts from Picknelly Family Limited Partnership. During 2001, MLIGS consolidated operations into the Jacksonville, Florida location. MLIGS continues to lease the office space in Springfield, Massachusetts, although there are no personnel at that location.

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

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters.

     (a)  The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant’s shares. Therefore, there is no public trading market for Registrant’s common stock.

      During 2002, the Registrant paid an ordinary dividend of $30,899,000 to MLIG. During 2001, the Registrant did not pay any dividends. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant’s financial statements.

     (b)  Not applicable.

Item 6.  Selected Financial Data.

     Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein for the Registrant (referred to as "Merrill Lynch Life" for purposes of Items 7 and 7A).

Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch Life’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending, and future legislation and regulation, and the other risks and uncertainties detailed in Merrill Lynch Life’s Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch Life does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures Merrill Lynch Life may make in its Quarterly Reports on Form 10-Q.

Business Environment

Merrill Lynch Life conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging, which favors life insurance and annuity products.

The financial services industry continues to be affected by an intensifying competitive environment as demonstrated by consolidation through mergers and competition from new and established competitors using the internet or other technology to provide financial services. In addition, the Gramm-Leach-Bliley Act, passed in 1999, represented a significant accomplishment in the effort to modernize the financial services industry in the U.S. by repealing Depression-era barriers between commercial banking, investment banking, and insurance activities. This legislation, together with other changes in the financial services industry made possible by previous reforms, has increased the number of companies competing for a similar customer base.

In 2002, the U.S. Congress passed the Sarbanes-Oxley Act of 2002 which is a broad overhaul of existing corporate and securities laws. In addition, various Federal and state securities regulators, self-regulatory organizations (including the New York Stock Exchange) and industry participants reviewed and in many cases adopted sweeping changes to their established rules including rules in the areas of corporate governance and auditor independence.

Economic Environment

Merrill Lynch Life’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, Merrill Lynch Life’s earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact Merrill Lynch Life’s exposure to guaranteed minimum death benefit (“GMDB”) provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claim payments. GMDB claim payments are recorded as a component of policy benefits.

Additionally, Merrill Lynch Life is impacted by the U.S. equity markets through its trading account investments. Merrill Lynch Life’s trading account is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. The trading account is carried at market value with changes in market value included in earnings as a component of net realized investment losses.

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P Index”). The following table provides the decrease for each equity market index for the years ended December 31:

	2002		2001

Dow	-16.8	%	-7.1	%
NASDAQ	-31.5	%	-21.1	%
S&P Index	-23.4	%	-13.0	%

The investment performance in the underlying U.S. equity-based mutual funds supporting Merrill Lynch Life’s variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Medium Term Interest Rates

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities.

Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2002, medium term interest rates decreased approximately 112 basis points to yield, on average, 2.53%. During 2001, medium term interest rates decreased approximately 148 basis points to yield, on average, 3.65%.

Corporate Credit

Changes in the corporate credit environment directly impact the value of Merrill Lynch Life’s investments, primarily fixed maturity securities. Merrill Lynch Life largely invests in investment-grade corporate debt to support its fixed rate product liabilities. During 2002, corporate debt defaults on a dollar-weighted volume basis increased significantly as a result of continuing weakness in the economy, as well as several large high-profile defaults. Merrill Lynch Life holds corporate debt of certain of these companies and has adjusted its carrying value in these investments to reflect amounts anticipated to ultimately be recovered. The decrease in book value is recorded as a component of net realized investment losses.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Merrill Lynch Life defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During 2002, credit spreads widened approximately 20 basis points and ended the year at 198 basis points. During 2001, credit spreads contracted approximately 9 basis point and ended the year at 178 basis points. Widening credit spreads have a negative impact on the value of fixed maturity securities.

New Business

Merrill Lynch Life sells variable and interest-sensitive life insurance and annuity products through Merrill Lynch & Co.’s retail network of Financial Advisors. Merrill Lynch Life competes for Merrill Lynch & Co.’s clients’ life insurance and annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.’s retail network, and with insurers who solicit this business directly. The product lines that Merrill Lynch Life offers are focused in the highly competitive market segment of retirement and death benefit planning. Merrill Lynch Life competes in this market segment by integrating its products into Merrill Lynch & Co.’s planning-based financial management program.

Merrill Lynch Life’s financial management is based on conservative investment and liability management and regular monitoring of its risk profile. Merrill Lynch Life also seeks to provide superior customer service and financial management to promote the competitiveness of its products. Merrill Lynch Life’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service centers are periodically evaluated based on their performance in meeting these standards.

Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuities and modified guaranteed annuities. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. Merrill Lynch Life offers three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuities contain a seven year surrender charge period, L-Share variable annuities contain a three year surrender charge period, and C-Share variable annuities have no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. Merrill Lynch Life’s variable life insurance product provides life insurance protection with maximum cash value accumulation. This product allows the contract owner to allocate the cash value of the policy to underlying diversified mutual fund portfolios. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period. Total direct premiums by product type for the three years ended December 31 were as follows:

	(In Millions)			% Change

	2002	2001	2000	2002 - 2001	2001 - 2000

Variable Annuities:
B-Share	$300.4	$506.0	$939.8	-41%	-46%
C-Share	209.9	566.8	472.4	-63	20
L-Share (a)	65.3	19.4	—	237	100

	575.6	1,092.2	1,412.2	-47	-23

Variable Life Insurance	48.4	79.9	133.3	-39	-40
Modified Guaranteed Annuities	43.2	31.7	42.5	36	-25
Other	11.8	9.9	5.3	19	87

Total Direct Premiums	$679.0	$1,213.7	$1,593.3	-44%	-24%

(a)   Merrill Lynch Life’s L-Share variable annuity product was introduced in the fourth quarter 2001.

Merrill Lynch Life’s total direct premiums decreased $534.7 million (or 44%) during 2002, as compared to a $379.6 million (or 24%) decrease during 2001. Variable annuity premiums decreased $516.6 million (or 47%) during 2002 as compared to 2001. Management attributes the decrease in variable annuity premiums to increasing customer demand for annuity products that offer guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. During 2002, sales of non-proprietary products with these types of guarantee features have been strong within the Merrill Lynch & Co. distribution system. During the fourth quarter 2002, Merrill Lynch Life introduced a new B-Share variable annuity product designed for the qualified market, which included a guaranteed minimum income benefit provision. Sales of the new variable annuity were $53.9 million during the eleven-week period ended December 31, 2002. Also, during the fourth quarter 2002, Merrill Lynch Life added a guaranteed minimum income benefit to its existing B-Share variable annuity.

During the third quarter 2002, Merrill Lynch Life introduced a new C-Share variable annuity product. This product differs from Merrill Lynch Life’s existing C-Share product by offering investment options managed by different investment advisors and a fee structure that varies with asset size. Sales of the new variable annuity product were $66.3 million during 2002.

Management believes that the increasing demand for annuity products with guarantee provisions has been fueled by the increasing volatility and general negative performance of the equity markets that has occurred over the past three years. As such, future sales of Merrill Lynch Life’s variable annuity products without these provisions could be negatively impacted if this trend continues.

Merrill Lynch & Co. offers for sale numerous non-proprietary variable annuity products issued by unaffiliated insurers. Merrill Lynch Life’s market share of variable annuity sales within the Merrill Lynch & Co. distribution system were 14%, 40% and 43% for 2002, 2001 and 2000, respectively. The decrease in 2002 market share was primarily due to the absence of proprietary variable annuity products with guarantee features until late in 2002, as noted above.

During 2002 variable life insurance premiums decreased $31.5 million (or 39%) as compared to 2001. The decrease in variable life insurance premiums is primarily due to Merrill Lynch Life discontinuing the manufacturing and marketing of its estate planning life insurance products during the third quarter 2001. Merrill Lynch Life continued to issue in 2002 a single premium variable life insurance product that was introduced in 2001.

Modified guaranteed annuity sales increased $11.5 million (or 36%) during 2002 as compared to 2001. The increase is primarily due to increasing demand for products with guarantee features, as noted above.

Financial Condition

At December 31, 2002, Merrill Lynch Life’s assets were $13.1 billion, or $2.4 billion lower than the $15.5 billion in assets at December 31, 2001 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $2.2 billion (or 20%) to $9.1 billion primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets during 2002 by quarter were as follows:

(In Millions)	1Q02	2Q02	3Q02	4Q02	Total

Investment performance – variable products	$81.0	$(874.8)	$(1,137.9)	$407.9	$(1,523.8)
Net cash outflow – variable products	(129.7)	(210.7)	(223.0)	(139.0)	(702.4)
Net change in seed money	(1.0)	(0.8)	2.5	(0.7)	—

	$(49.7)	$(1,086.3)	$(1,358.4)	$268.2	$(2,226.2)

     During 2002, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits by $829.3 million. The components of contract owner transactions were as follows:

(In Millions)	2002

Premiums collected	$679.0
Internal tax-free exchanges	(38.9)

Net contract owner deposits	640.1
Contract owner withdrawals	968.4
Net transfers to/from separate accounts	501.0

Net contract owner withdrawals	1,469.4

Net contract owner activity	$(829.3)

Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life has no mortgage or real estate holdings and its investment in non-investment grade fixed maturity securities are below the industry average. The following schedule identifies Merrill Lynch Life’s general account invested assets by type:

Policy Loans	37%
Investment Grade Fixed Maturity Securities (Rated A or higher)	32%
Investment Grade Fixed Maturity Securities (Rated BBB)	23%
Non-Investment Grade Fixed Maturity Securities	4%
Equity Securities	3%
Trading Account Securities	1%

100%

The continuing decline in overall credit quality among corporate bonds has placed added pressure on Merrill Lynch Life’s fixed income portfolio. As of December 31, 2002 and 2001, approximately $114.7 million (or 6%) and $83.4 million (or 4%), respectively, of Merrill Lynch Life’s fixed maturity securities were considered non-investment grade. Merrill Lynch Life defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on Merrill Lynch Life’s portfolio as Merrill Lynch Life does not purchase non-investment grade securities. Also, as of December 31, 2002, approximately $233.6 million (or 13%) of Merrill Lynch Life’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s, compared to $262.7 million (or 13%) of Merrill Lynch Life’s fixed maturity securities as of December 31, 2001. Merrill Lynch Life closely monitors such investments.

Merrill Lynch Life’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $41.3 million as of December 31, 2002. At December 31, 2002, approximately 96% of Merrill Lynch Life’s CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Merrill Lynch Life has exposure to selected emerging markets that include securities issued by sovereigns or corporations of Asia (excluding Japan), Eastern Europe, Latin America and Mexico. At December 31, 2002,

Merrill Lynch Life held $35.6 million in emerging market securities with an approximate unrealized loss of $6.5 million.

As of December 31, 2002, Merrill Lynch Life had 31,937 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.46% during 2002. Invested assets supporting liabilities with interest rate guarantees had an estimated effective yield of 6.31% during 2002. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 8% as compared to 2001.

Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2002, Merrill Lynch Life had accrued an estimated net liability for future guaranty fund assessments of $7.2 million. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Liquidity and Capital Resources

Merrill Lynch Life’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2002, Merrill Lynch Life’s assets included $2.1 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue life insurance and annuity products, Merrill Lynch Life must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2002 and 2001, based on the RBC formula, Merrill Lynch Life’s total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

Merrill Lynch Life receives claims paying ability ratings from Standard and Poors and A.M. Best. During 2002, Standard and Poors downgraded Merrill Lynch & Co. to “A+” from “AA-”. As a result, Merrill Lynch Life’s rating was similarly downgraded to “A+”. At December 31, 2002, A.M. Best’s rating of Merrill Lynch Life was “A+”. However, the rating was downgraded to “A” during January 2003.

Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks Merrill Lynch Life assumes, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid cash dividends to MLIG of $30.9 million and $65.0 million during 2002 and 2000, respectively. No dividend was paid during 2001.

Merrill Lynch Life believes that it will be able to fund the capital and surplus requirements of projected new business from current statutory earnings and existing statutory capital and surplus. If sales of new business significantly exceed projections, Merrill Lynch Life may have to look to its parent and other affiliated companies to provide the capital or borrowings necessary to support its current marketing efforts. Merrill

Lynch Life’s future marketing efforts could be hampered should its parent and/or affiliates be unwilling to commit additional funding.

Management Estimates

Merrill Lynch Life amortizes deferred policy acquisition costs based on the expected future gross profits for each group of contracts. In estimating future gross profits, management makes assumptions regarding such factors as policy charge revenue, investment performance, policy lapse rates, mortality, and expenses for the expected life of each group of contracts. Actual gross profits can vary from management’s estimates resulting in increases or decreases in the rate of amortization. Management periodically updates these estimates and evaluates the recoverability of deferred policy acquisition costs. The impact of revisions to estimates on cumulative amortization is recorded as a charge or credit to current operations (commonly referred to as “DAC unlocking”). During 2002 Merrill Lynch Life reduced earnings by $27.0 million, via an increase in amortization of deferred policy acquisition costs. During 2001 Merrill Lynch Life increased earnings by $2.7 million, via a reduction in amortization of deferred policy acquisition costs.

Results of Operations

Merrill Lynch Life’s gross earnings are principally derived from two sources:

•	the charges imposed on variable life insurance and variable annuity contracts, and
•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which Merrill Lynch Life anticipates holding those funds, as noted in the Management Estimates section above. Deferred policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, Merrill Lynch Life incurs expenses associated with the maintenance of inforce contracts.

2002 compared to 2001

Merrill Lynch Life recorded net earnings of $47.9 million and $78.2 million for 2002 and 2001, respectively.

Policy charge revenue decreased $14.8 million (or 6%) during 2002 as compared to 2001. The decrease in policy charge revenue is primarily attributable to reductions in asset-based fees collected on variable account balances. Variable annuity and variable life asset-based fees decreased $14.6 million (or 11%) and $3.8 million (or 14%), respectively, generally consistent with decreases in average variable account balances for those products. Asset-based fees were favorably impacted by increases in rates charged to unaffiliated fund investment managers for administrative services. Non-asset based policy charge revenue increased $3.6 million (or 4%) during 2002 as compared to 2001.

Net earnings derived from interest spread decreased $3.1 million (or 4%) during 2002 as compared to 2001. The decrease in interest spread is primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the lower interest rate environment as compared to 2001. Net earnings derived from interest spread were favorably impacted by a $2.3 million increase in real estate income.

Merrill Lynch Life experienced net realized investment losses of $9.1 million and $13.8 million during 2002 and 2001, respectively. The following table provides net realized investment gains (losses) by type:

Realized Gain (Loss)	2002	2001	Difference

(In Millions)
Interest related gains	$32.1	$4.4	$27.7	(1)
Credit related losses	(42.6)	(16.8)	(25.8)	(2)
Trading account	(2.1)	(1.4)	(0.7)	(3)
Real estate	3.5	—	3.5	(4)

	$(9.1)	$(13.8)	$4.7

(1)	The increase in interest related gains is primarily attributable to increases in invested asset market valuations resulting from the lower interest rate environment as compared to 2001.

(2)	The increase in credit related losses is due to the generally weak corporate credit environment during 2002.

(3)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(4)	Merrill Lynch Life sold one property during 2002 that resulted in a $3.5 million gain.

The market value adjustment expense is attributable to a contract provision in Merrill Lynch Life’s modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2002, the market value adjustment expense increased $1.4 million (or 60%) as compared to 2001. The increase is primarily due to the lower interest rate environment during 2002 as compared to 2001. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $20.3 million (or 54%) during 2002 as compared to 2001 primarily due to increased death benefit payments incurred under guaranteed minimum death benefit provisions.

Reinsurance premium ceded decreased $1.4 million (or 6%) during 2002 as compared to 2001. The decrease is attributable to the decrease in life insurance inforce.

Amortization of deferred policy acquisition costs increased $41.8 million (or 70%) during 2002 as compared to 2001 primarily due to period-to-period differences in DAC unlocking as noted in the Management Estimates section above. Excluding DAC unlocking, amortization of deferred policy acquisition costs increased $12.1 million as compared to 2001 primarily due to the increase in interest related realized gains.

Insurance expenses and taxes decreased $17.8 million (or 27%) during 2002 as compared to 2001. The decrease in insurance expenses and taxes is primarily due to i) cost savings resulting from Merrill Lynch Life’s consolidation of its life and annuity policy administration service centers, which was completed during the third quarter 2001, ii) reductions in employee compensation expense, and iii) reductions in asset-based commissions resulting from decreased average variable account balances.

Merrill Lynch Life’s effective federal income tax rate decreased to 22% for 2002 from 34% for 2001. The changes in the effective federal income tax rate during the respective periods are due to certain permanent adjustments recorded in 2002. Also during 2002, Merrill Lynch Life’s current and deferred tax components have been significantly impacted by fluctuations in tax reserves for guaranteed minimum death benefits. The reserve fluctuations have resulted in an increased current tax benefit and an increased deferred tax expense during 2002 as compared to 2001.

2001 compared to 2000

Merrill Lynch Life recorded net earnings of $78.2 million and $125.7 million for 2001 and 2000, respectively.

Policy charge revenue decreased $14.4 million (or 5%) during 2001 as compared to 2000. The decrease in policy charge revenue is primarily attributable to the decrease in average variable account balances. During 2001, average variable account balances decreased $1.4 billion (or 11%) as compared to 2000. During the same time period, asset-based policy charges decreased $15.3 million (or 9%).

Net earnings derived from interest spread decreased $6.2 million during 2001 as compared to 2000. Overall, net investment income and interest credited to policyholders’ account balances continue to decline due to the reduction in fixed rate contracts inforce. The reduction in interest spread during 2001 is primarily due to a $2.4 million reduction in real estate income, as well as the reduction in invested assets resulting from the stockholder dividend payment in the fourth quarter 2000.

Merrill Lynch Life experienced net realized investment gains (losses) of ($13.8) million and $0.1 million during 2001 and 2000, respectively. The following table provides net realized investment gains (losses) by type:

Realized Gain (Loss)	2001	2000	Difference

(In Millions)
Interest related gains	$4.4	$0.3	$4.1	(1)
Credit related losses	(16.8)	(3.3)	(13.5)	(2)
Trading account	(1.4)	2.3	(3.7)	(3)
Real estate	—	0.8	(0.8)	(4)

	$(13.8)	$0.1	$(13.9)

(1)	The increase in interest related gains is primarily attributable to increases in invested asset market valuations as compared to the same period in 2000. The increases in invested asset market valuations are primarily due to period-to-period decreases in interest rates and credit spreads.

(2)	Credit related losses included book value writedowns and asset sales of several large security holdings.

(3)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(4)	Merrill Lynch Life sold one property during 2000 that resulted in a $0.8 million gain.

The market value adjustment expense is attributable to a contract provision in Merrill Lynch Life’s modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2001, the market value adjustment expense increased $1.8 million as compared to 2000. The increase is primarily due to the lower interest rate environment during 2001 as compared to 2000. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $16.2 million (or 75%) during 2001 as compared to 2000. The increase in policy benefits is primarily due to a $15.2 million increase in variable annuity death benefit payments incurred under guaranteed minimum death benefit provisions.

Amortization of deferred policy acquisition costs increased $5.8 million (or 11%) during 2001 as compared to 2000 primarily due to period-to-period difference in DAC unlocking as noted in the Management Estimates section above. Excluding DAC unlocking, amortization of deferred policy acquisition costs decreased $7.1 million as compared to 2000. This decrease was primarily due to the decrease in asset-based policy charge revenue.

Insurance expenses and taxes increased $8.1 million (or 14%) during 2001 as compared to 2000. The increase in insurance expenses and taxes is primarily due to $10.7 million in costs related to the consolidation of Merrill Lynch Life’s policy administration service centers.

Segment Information

Merrill Lynch Life’s operating results are categorized into two business segments: Life Insurance and Annuities. Merrill Lynch Life’s Life Insurance segment consists of variable life insurance products and interest-sensitive life products. Merrill Lynch Life’s Annuity segment consists of variable annuities and interest-sensitive annuities. The “Other” earnings category represents earnings on assets that do not support contract owner liabilities. Net earnings by segment were as follows:

Segment	2002	2001	2000

Life Insurance	$23.2	$26.0	$53.0
Annuities	24.4	51.4	66.3
Other	0.3	0.8	6.4

The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life’s consolidated financial condition and results of operations presented herein.

Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2002.

Inflation

Merrill Lynch Life’s operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the potential change in a financial instrument’s value caused by fluctuations in certain underlying risk factors. Merrill Lynch Life is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices.

A number of assumptions must be made to obtain the expected fair value changes illustrated below. Merrill Lynch Life has no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes. The volatility experienced during recent years demonstrates the limitations of these models.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Merrill Lynch Life manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by Merrill Lynch Life’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration and convexity of insurance liabilities to the duration and convexity of assets supporting those liabilities.

The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
	(In Millions)
Change in Interest Rates	2002	2001

+ 100 basis points	($2.1)	($9.6)
+ 50 basis points	($0.3)	($4.3)
- 50 basis points	$1.7	$2.6
- 100 basis points	$4.2	$4.2

Merrill Lynch Life’s model is based on existing business inforce as of year-end 2002 without considering the impact of new life insurance and annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products, excluding modified guaranteed annuities, the guaranteed minimum rates range from 3% to 5%, with the greatest concentration at 4%. Modified guaranteed annuity products do not have minimum rate guarantees.

Credit Spread Risk

Credit spread risk arises from the possibility that changes in credit spreads will affect the value of investments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e., the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments).

The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
	(In Millions)
Change in Credit Spreads	2002	2001

+ 50 basis points	($32.1)	($35.4)
+ 10 basis points	($6.4)	($7.1)
- 10 basis points	$6.2	$6.9
- 50 basis points	$31.1	$34.6

Merrill Lynch Life’s model is based on existing business inforce as of year-end 2002 without considering the impact of new life insurance and annuity sales on assets. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

Liability valuations for modified guaranteed annuities mitigate Merrill Lynch Life’s exposure to credit spread risk on these products. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

Credit Risk

Credit risk represents the loss that Merrill Lynch Life would incur if an issuer fails to perform its contractual obligations and the value of the security held has been permanently impaired or is deemed worthless. Merrill Lynch Life manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities. Due to increasing corporate debt default rates over the past several years, during 2002 Merrill Lynch Life reduced its tolerance for exposure in any one issuer for prospective investments.

Equity Price Risk

Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. General reductions in equity prices impact Merrill Lynch Life in the following ways:

•	Reductions in separate accounts assets. Asset-based fees collected on separate accounts assets are a primary source of earnings for Merrill Lynch Life, thus lower asset balances will result in lower fee income.
•	Increased exposure to guaranteed minimum death benefits. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which guaranteed minimum death benefits exceed those variable contract owner account balances. This may result in greater future mortality expense. Merrill Lynch Life discontinued offering a 5% guaranteed minimum death benefit provision for variable annuity contracts issued after December 12, 2002 to mitigate the risk on these contracts.
•	Potential hindrance of sales and marketing efforts for variable products.

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

Item 14. Controls and Procedures.

     In 2002, Registrant formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. Registrant’s Chief Executive Officer, Chief Financial Officer, and Disclosure Committee have evaluated the effectiveness of Registrant’s disclosure controls and procedures as of a date within ninety days prior to the filing date of this Form 10-K. Based on this evaluation, Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that Registrant’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated February 24, 2003, except for Note 8, as to which the date is March 3, 2003.
b.	Balance Sheets at December 31, 2002 and 2001.
c.	Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2002, 2001 and 2000.
f.	Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000.
g.	Notes to Financial Statements for the Years Ended December 31, 2002, 2001 and 2000.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

23.1	Written consent of Deloitte & Touche, LLP, independent auditors, is filed herewith.
24.1	Power of attorney of David M. Dunford. (Incorporated by reference to Exhibit 24(b) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)
24.2	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)
24.3	Power of attorney of Gail R. Farkas. (Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 26, 1996.)

24.4	Power of attorney of Matthew J. Rider. (Incorporated by reference to Merrill Lynch Variable Life Separate Account’s Pre-Effective Amendment No. 1 to Form S-6, Registration No. 333-47844, filed October 12, 2000.)

24.5	Power of attorney of Michael P. Cogswell. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.)

24.6	Power of attorney of H. McIntyre Gardner. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

24.7	Power of attorney of Nikos K. Kardassis. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.)

24.8	Power of attorney of Christopher J. Grady. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

99.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
99.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

(b)	Reports on Form 8-K.
No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2002.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2002 and 2001
Statements of Earnings for the Years Ended December 31, 2002, 2001 and 2000
Statements of Comprehensive Income for the Years Ended December 31, 2002, 2001 and 2000
Statements of Stockholder’s Equity for the Years Ended December 31, 2002, 2001 and 2000
Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000
Notes to Financial Statements for the Years Ended December 31, 2002, 2001 and 2000

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the “Company”), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2002 and 2001, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
New York, New York

February 24, 2003, except for Note 8, as to which the date is March 3, 2003

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001
(Dollars in thousands, except common stock par value and shares)

ASSETS	2002	2001

INVESTMENTS:
Fixed maturity securities, at estimated fair value (amortized cost: 2002 - $1,844,077; 2001 - $2,009,129)	$1,856,732	$2,007,123
Equity securities, at estimated fair value (cost: 2002 - $112,903; 2001 - $167,959)	105,430	163,701
Trading account securities, at estimated fair value	21,949	23,636
Real estate held-for-sale	—	19,447
Limited partnerships, at cost	12,150	11,270
Policy loans on insurance contracts	1,143,663	1,194,478

Total Investments	3,139,924	3,419,655
CASH AND CASH EQUIVALENTS	312,217	130,429
ACCRUED INVESTMENT INCOME	63,603	69,884
DEFERRED POLICY ACQUISITION COSTS	404,220	470,938
FEDERAL INCOME TAXES – CURRENT	39,905	—
REINSURANCE RECEIVABLES	8,197	9,428
AFFILIATED RECEIVABLES – NET	3,040	—
RECEIVABLES FROM SECURITIES SOLD	10,072	2,317
OTHER ASSETS	37,399	41,912
SEPARATE ACCOUNTS ASSETS	9,079,285	11,305,453

TOTAL ASSETS	$13,097,862	$15,450,016

See accompanying notes to financial statements.

LIABILITIES AND STOCKHOLDER’S EQUITY	2002	2001

LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholders’ account balances	$3,084,042	$3,255,791
Claims and claims settlement expenses	98,526	95,020

Total policyholder liabilities and accruals	3,182,568	3,350,811
OTHER POLICYHOLDER FUNDS	11,815	14,239
LIABILITY FOR GUARANTY FUND ASSESSMENTS	7,221	8,449
FEDERAL INCOME TAXES – DEFERRED	67,304	13,931
FEDERAL INCOME TAXES – CURRENT	—	5,522
PAYABLES FOR SECURITIES PURCHASED	19,635	29,795
AFFILIATED PAYABLES – NET	—	3,736
UNEARNED POLICY CHARGE REVENUE	113,774	113,676
OTHER LIABILITIES	6,033	7,594
SEPARATE ACCOUNTS LIABILITIES	9,072,606	11,298,821

Total Liabilities	12,480,956	14,846,574

STOCKHOLDER’S EQUITY:
Common stock ($10 par value; authorized: 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	347,324	347,324
Retained earnings	290,092	273,046
Accumulated other comprehensive loss	(23,010)	(19,428)

Total Stockholder’s Equity	616,906	603,442

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$13,097,862	$15,450,016

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

REVENUES:
Policy charge revenue	$239,030	$253,837	$268,252
Net investment income	207,064	221,872	239,173
Net realized investment gains (losses)	(9,056)	(13,844)	59

Total Revenues	437,038	461,865	507,484

BENEFITS AND EXPENSES:
Interest credited to policyholders’ account balances	141,373	153,111	164,216
Market value adjustment expense	3,683	2,296	481
Policy benefits (net of reinsurance recoveries: 2002 - $14,620; 2001 - $16,562; 2000 - $14,594)	58,060	37,773	21,616
Reinsurance premium ceded	23,131	24,535	23,913
Amortization of deferred policy acquisition costs	101,118	59,335	53,523
Insurance expenses and taxes	47,932	65,700	57,592

Total Benefits and Expenses	375,297	342,750	321,341

Earnings Before Federal Income Tax Provision	61,741	119,115	186,143

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	(41,505)	23,002	43,531
Deferred	55,301	17,875	16,931

Total Federal Income Tax Provision	13,796	40,877	60,462

NET EARNINGS	$47,945	$78,238	$125,681

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

NET EARNINGS	$47,945	$78,238	$125,681

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gains on available-for-sale securities and investments in separate accounts:
Net unrealized holding gains arising during the period	18,933	32,328	62,676
Reclassification adjustment for (gains) losses included in net earnings	(9,238)	12,600	1,779

Net unrealized gains on investment securities	9,695	44,928	64,455
Adjustments for:
Policyholder liabilities	(15,214)	(9,498)	(13,859)
Deferred policy acquisition costs	9	(15,551)	(23,310)
Deferred federal income taxes	1,928	(6,958)	(9,550)

Total other comprehensive income (loss), net of tax	(3,582)	12,921	17,736

COMPREHENSIVE INCOME	$44,363	$91,159	$143,417

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder's
	stock	capital	earnings	loss	equity

BALANCE, JANUARY 1, 2000	$2,500	$347,324	$134,127	$(50,085)	$433,866
Cash dividend paid to parent			(65,000)		(65,000)
Net earnings			125,681		125,681
Other comprehensive income, net of tax				17,736	17,736

BALANCE, DECEMBER 31, 2000	2,500	347,324	194,808	(32,349)	512,283
Net earnings			78,238		78,238
Other comprehensive income, net of tax				12,921	12,921

BALANCE, DECEMBER 31, 2001	2,500	347,324	273,046	(19,428)	603,442
Cash dividend paid to parent			(30,899)		(30,899)
Net earnings			47,945		47,945
Other comprehensive loss, net of tax				(3,582)	(3,582)

BALANCE, DECEMBER 31, 2002	$2,500	$347,324	$290,092	$(23,010)	$616,906

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Dollars in thousands)

	2002	2001	2000

Cash Flows From Operating Activities:
Net earnings	$47,945	$78,238	$125,681
Noncash items included in earnings:
Amortization of deferred policy acquisition costs	101,118	59,335	53,523
Capitalization of policy acquisition costs	(34,391)	(51,736)	(95,006)
Amortization (accretion) of investments	2,406	(1,033)	(1,338)
Interest credited to policyholders’ account balances	141,373	153,111	164,216
Provision for deferred Federal income tax	55,301	17,875	16,931
(Increase) decrease in operating assets:
Accrued investment income	6,281	1,117	2,166
Federal income taxes – current	(39,905)	—	—
Reinsurance receivables	1,231	(6,338)	1,104
Affiliated receivables	(3,040)	667	(380)
Other	4,513	(1,298)	6,827
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	3,506	9,347	(23)
Other policyholder funds	(2,424)	(3,439)	(7,417)
Liability for guaranty fund assessments	(1,228)	(1,801)	(4,639)
Federal income taxes – current	(5,522)	388	(7,672)
Affiliated payables	(3,736)	3,736	—
Unearned policy charge revenue	98	12,494	23,519
Other	(1,561)	(24,695)	6,206
Other operating activities:
Net realized investment (gains) losses (excluding losses on cash and cash equivalents)	9,056	13,844	(60)

Net cash and cash equivalents provided by operating activities	281,021	259,812	283,638

Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	817,498	278,420	142,358
Maturities of available-for-sale securities	360,062	342,148	260,953
Purchases of available-for-sale securities	(988,168)	(511,122)	(240,844)
Trading account securities	(456)	(214)	(372)
Sales of real estate held-for-sale	22,900	—	1,375
Sales of limited partnerships	—	1,000	1,015
Purchases of limited partnerships	(880)	(1,857)	(2,448)
Policy loans on insurance contracts	50,815	(788)	(34,527)
Recapture of investment in separate accounts	1,785	—	665
Investment in separate accounts	(3,554)	(1,009)	(2,195)

Net cash and cash equivalents provided by investing activities	260,002	106,578	125,980

See accompanying notes to financial statements	(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(Continued) (Dollars in thousands)

	2002	2001	2000

Cash Flows from Financing Activities:
Proceeds from (payments for):
Dividends paid to parent	$(30,899)	$—	$(65,000)
Policyholder deposits	640,103	1,090,788	1,469,839
Policyholder withdrawals (including transfers to/from separate accounts)	(968,439)	(1,419,479)	(1,813,908)

Net cash and cash equivalents used by financing activities	(359,235)	(328,691)	(409,069)

NET INCREASE IN CASH AND CASH EQUIVALENTS	181,788	37,699	549

Beginning of year	130,429	92,730	92,181

End of year	$312,217	$130,429	$92,730

Supplementary Disclosure of Cash Flow Information:
Cash paid to affiliates for:
Federal income taxes	$3,922	$22,614	$51,203
Interest	125	639	850

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS
(Dollars in thousands)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business: Merrill Lynch Life Insurance Company (the “Company”) is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”). The Company is domiciled in the State of Arkansas.

The Company sells non-participating life insurance and annuity products including variable life insurance, variable annuities, market value adjusted annuities and immediate annuities. The Company is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

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

The significant accounting policies and related judgements underlying the Company’s financial statements are summarized below. In applying these policies, management makes subjective and complex judgements that frequently require estimates about matters that are inherently uncertain.

For the purpose of reporting cashflows, cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.

To facilitate comparisons with the current year, certain amounts in the prior years have been reclassified.

Revenue Recognition: Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain benefit guarantees selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for variable life insurance contracts consist of policy charges for i) mortality and expense risks, ii) cost of insurance fees, iii) amortization of front-end and deferred sales charges, and iv) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance, which is not currently marketed) consist of i) investment income and ii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Investments: The Company’s investments in debt and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive loss, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and iii) certain security restructurings. The estimated fair value on these securities represents management’s estimate of the security’s ultimate recovery value, which is based on the most recent information available.

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

Certain fixed maturity securities are considered non-investment grade. The Company defines non-investment grade fixed maturity securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor’s (or similar rating agency) BBB- or higher.

During 2002 the Company sold its remaining real estate holding to an unaffiliated party. Real estate held-for-sale was stated at estimated fair value less estimated selling costs.

Investments in limited partnerships are carried at cost.

Policy loans on insurance contracts are stated at unpaid principal balances.

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

	2002	2001	2000

Beginning balance	$95,869	$105,503	$102,074
Capitalized amounts	—	147	10,891
Interest accrued	7,190	7,913	7,656
Amortization	(21,634)	(17,694)	(15,118)

Ending balance	$81,425	$95,869	$105,503

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. The amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2003	$4,901
2004	$5,046
2005	$5,421
2006	$6,251
2007	$6,128

Separate Accounts: Separate Accounts are established in conformity with Arkansas State Insurance law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. At December 31, 2002 and 2001, the Company’s Separate Accounts assets exceeded Separate Accounts liabilities by $6,679 and $6,632, respectively. This excess represents the Company’s temporary investment in certain Separate Accounts investment divisions that were made to facilitate the establishment of those investment divisions.

Net investment income and net realized and unrealized gains (losses) attributable to Separate Accounts assets accrue directly to contract owners and are not reported as revenue in the Company’s statements of earnings.

Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract owners, are shown as separate captions in the balance sheets.

Policyholders’ Account Balances: Liabilities for the Company’s universal life type contracts, including its life insurance and annuity products, are equal to the full accumulation value of such contracts as of the valuation date plus deficiency reserves for certain products. Interest-crediting rates for the Company’s fixed-rate products are as follows:

Interest-sensitive life products	4.00%-4.85%
Interest-sensitive deferred annuities	1.00%-7.40%
Immediate annuities	3.00%-11.00%

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

Accounting Pronouncements: On July 31, 2002, the American Institute of Certified Public Accountants (“AICPA”) issued Proposed Statement of Position (“SOP”) “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” The proposed SOP would require Companies to establish a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology the Company employs. A final SOP would be effective for financial statements for the Company beginning in 2004. Depending on market conditions at the time of adoption the impact of implementing this reserve methodology may have a material effect on earnings in the year of adoption.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

	2002	2001

Assets:
Fixed maturity securities (1)	$1,856,732	$2,007,123
Equity securities (1)	105,430	163,701
Trading account securities (1)	21,949	23,636
Limited partnerships (2)	12,150	11,270
Policy loans on insurance contracts (3)	1,143,663	1,194,478
Cash and cash equivalents (4)	312,217	130,429
Separate Accounts assets (5)	9,079,285	11,305,453

Total financial instruments	$12,531,426	$14,836,090

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2002 and 2001, securities without a readily ascertainable market value, having an amortized cost of $292,466 and $432,337, had an estimated fair value of $283,064 and $427,628, respectively.

(2)	The Company has investments in three limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value as equal to cost based on the review of the underlying investments of the partnerships.

(3)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(4)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(5)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

	2002

	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities: Corporate debt securities	$1,705,862	$49,304	$39,971	$1,715,195
U.S. Government and agencies	77,106	2,986	356	79,736
Mortgage-backed securities	38,581	2,711	2	41,290
Municipals	12,370	343	—	12,713
Foreign governments	10,158	20	2,380	7,798

Total fixed maturity securities	$1,844,077	$55,364	$42,709	$1,856,732

Equity securities: Non-redeemable preferred stocks	$112,903	$1,395	$8,868	$105,430

	2001

	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities: Corporate debt securities	$1,807,398	$36,673	$41,417	$1,802,654
U.S. Government and agencies	97,905	1,503	2,104	97,304
Mortgage-backed securities	69,216	3,246	30	72,432
Foreign governments	18,739	263	765	18,237
Municipals	15,871	637	12	16,496

Total fixed maturity securities	$2,009,129	$42,322	$44,328	$2,007,123

Equity securities: Non-redeemable preferred stocks	$167,959	$1,479	$5,737	$163,701

The amortized cost, gross unrealized losses, and length of time estimated fair value has remained below amortized cost for investment grade and non-investment grade fixed maturity and equity securities as of December 31, 2002 were:

		Gross Unrealized Losses

	Cost /	Less	One	Five	Greater
	Amortized	Than One	Through	Through	Than
	Cost	Year	Five Years	Ten Years	10 Years

Investment Grade Securities
Fixed maturity securities: Corporate debt securities	$216,378	$1,806	$10,837	$990	$3,938
U.S. Government and agencies	16,115	—	356	—	—
Mortgage-backed securities	76	—	—	—	—
Equity securities:
Non-redeemable preferred stocks	28,960	568	1,352	—	—
Non-Investment Grade Securities
Fixed maturity securities: Corporate debt securities	129,513	1,537	19,313	1,550	—
Mortgage-backed securities	149	—	2	—	—
Foreign governments	4,980	—	2,380	—	—
Equity securities: Non-redeemable preferred stocks	25,770	—	3,652	3,296	—

Total fixed maturity and equity securities	$421,941	$3,911	$37,892	$5,836	$3,938

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002 by contractual maturity were:

		Estimated
	Amortized	Fair
	Cost	Value

Fixed maturity securities:
Due in one year or less	$183,705	$184,680
Due after one year through five years	1,011,789	1,027,199
Due after five years through ten years	383,926	388,273
Due after ten years	226,076	215,290

	1,805,496	1,815,442
Mortgage-backed securities	38,581	41,290

Total fixed maturity securities	$1,844,077	$1,856,732

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2002 by rating agency equivalent were:

		Estimated
	Amortized	Fair
	Cost	Value

AAA	$433,621	$443,144
AA	133,018	131,778
A	433,384	439,385
BBB	708,904	727,697
Non-investment grade	135,150	114,728

Total fixed maturity securities	$1,844,077	$1,856,732

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders’ account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss at December 31 were as follows:

	2002	2001

Assets:
Fixed maturity securities	$12,655	$(2,006)
Equity securities	(7,473)	(4,258)
Deferred policy acquisition costs	3,715	3,706
Separate Accounts assets	(3,244)	(1,493)

	5,653	(4,051)

Liabilities:
Policyholders’ account balances	41,052	25,838
Federal income taxes – deferred	(12,389)	(10,461)

	28,663	15,377

Stockholder’s equity:
Accumulated other comprehensive loss	$(23,010)	$(19,428)

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2002	2001	2000

Proceeds	$817,498	$278,420	$142,358
Gross realized investment gains	37,899	4,913	1,342
Gross realized investment losses	48,294	17,320	2,873

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds received for gross realized investment losses from the sale of available-for-sale securities were $140,742, $60,640 and $63,072 for the years ended December 31, 2002, 2001, and 2000, respectively.

The Company had investment securities with a carrying value of $26,307 and $25,859 that were deposited with insurance regulatory authorities at December 31, 2002 and 2001, respectively.

Excluding investments in U.S. Government and Agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income arose from the following sources for the years ended December 31:

	2002	2001	2000

Fixed maturity securities	$128,930	$139,285	$155,664
Equity securities	12,656	15,303	17,024
Real estate held-for-sale	3,220	924	3,375
Limited partnerships	24	39	(13)
Policy loans on insurance contracts	61,390	62,695	61,411
Cash and cash equivalents	2,912	7,578	7,504
Other	1,200	335	35

Gross investment income	210,332	226,159	245,000
Less investment expenses	(3,268)	(4,287)	(5,827)

Net investment income	$207,064	$221,872	$239,173

Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the years ended December 31 were as follows:

	2002	2001	2000

Fixed maturity securities	$(11,416)	$(12,035)	$(1,531)
Equity securities	1,021	(372)	—
Trading account securities	(2,143)	(1,437)	2,275
Real estate held-for-sale	3,453	—	750
Limited partnerships	—	—	(1,446)
Cash and cash equivalents	—	—	(1)
Investment in Separate Accounts	29	—	12

Net realized investment gains (losses)	$(9,056)	$(13,844)	$59

Realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value were $23,997, $11,153, and $749 for the years ended December 31, 2002, 2001, and 2000 respectively.

The Company maintains a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings gains (losses) on trading account securities included in net realized investment gains (losses) were ($515), $462 and ($3,614) at December 31, 2002, 2001 and 2000, respectively.

NOTE 4. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2002	2001	2000

Provision for income taxes computed at Federal statutory rate	$21,609	$41,690	$65,150
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(7,782)	(1,024)	(1,758)
Foreign tax credit	(31)	(310)	(2,930)
Non-deductible fees	—	521	—

Federal income tax provision	$13,796	$40,877	$60,462

The Federal statutory rate for each of the three years in the period ended December 31, 2002 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	2002	2001	2000

Policyholders’ account balances	$72,680	$19,520	$2,589
Investment adjustments	980	61	(536)
Liability for guaranty fund assessments	430	630	1,624
Deferred policy acquisition costs	(18,789)	(2,336)	13,254

Deferred Federal income tax provision	$55,301	$17,875	$16,931

Deferred tax assets and liabilities as of December 31 are determined as follows:

	2002	2001

Deferred tax assets:
Policyholders’ account balances	$20,978	$93,658
Net unrealized investment loss on investment securities	12,389	10,461
Liability for guaranty fund assessments	2,527	2,957
Investment adjustments	1,473	2,453

Total deferred tax assets	37,367	109,529

Deferred tax liabilities:
Deferred policy acquisition costs	100,683	119,472
Other	3,988	3,988

Total deferred tax liabilities	104,671	123,460

Net deferred tax liability	$67,304	$13,931

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $735 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2002 the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net

Life insurance inforce	$12,697,980	$3,973,468	$939	$8,725,451	0.01%

The Company had entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity premiums sold through the Merrill Lynch & Co. distribution system. During 2001, the agreement was amended whereby the Company ceased reinsuring variable annuity premiums sold subsequent to June 30, 2001.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $33,833, $50,575 and $47,732 for the years ended December 31, 2002, 2001 and 2000, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $125, $639 and $850 for 2002, 2001 and 2000, respectively. Intercompany interest is included in net investment income. While management believes that these fees are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party.

The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,787, $1,990 and $2,042 for 2002, 2001 and 2000, respectively.

MLIG has entered into agreements with MLIM, Mercury Advisors, a division of MLIM, and Roszel Advisors, LLC, a subsidiary of MLIG (collectively, “Affiliated Investment Advisors”), with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., Mercury Variable Trust, and MLIG Variable Insurance Trust (collectively, “the Funds”). Certain Separate Accounts of the

Company may invest in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under this agreement, the Affiliated Investment Advisors pay compensation to MLIG in an amount equal to a portion of the annual gross investment advisory fees paid by the Funds to the Affiliated Investment Advisors. The Company received from MLIG its allocable share of such compensation in the amount of $19,677, $21,667 and $23,269 during 2002, 2001 and 2000, respectively. Revenue attributable to these agreements is included in policy charge revenue.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $43,099, $65,021 and $94,841 for 2002, 2001 and 2000, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1.

Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

NOTE 7. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS

During 2002, the Company paid an ordinary cash dividend of $30,899 to MLIG. The Company paid no dividend in 2001. The Company paid a cash dividend of $65,000 to MLIG during 2000. Of this cash dividend, $38,482 was an extraordinary dividend as defined by Arkansas Insurance Law and was paid pursuant to approval granted by the Arkansas Insurance Commissioner.

At December 31, 2002 and 2001, approximately $13,432 and $30,899, respectively, of stockholder’s equity was available for distribution to MLIG. Statutory capital and surplus at December 31, 2002 and 2001, were $136,823 and $311,490, respectively.

Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis. The Company’s statutory net income (loss) for 2002, 2001 and 2000 was ($140,955), $48,108 and $49,533, respectively. The statutory net loss incurred during 2002 was primarily due to establishing additional policy benefit reserves required by state insurance regulation.

The National Association of Insurance Commissioners (“NAIC”) utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2002 and 2001, based on the RBC formula, the Company’s total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

NOTE 8. SUBSEQUENT EVENTS

During 2002, the Company established $144,000 in statutory reserves to support its cashflow testing analysis required by state insurance regulation. As a result, statutory capital and surplus was significantly reduced from December 2001, but remained in excess of regulatory capital requirements. However, due to the inherent volatility in statutory earnings, the Company sought and received a $50,000 capital contribution from MLIG on March 3, 2003.

NOTE 9. COMMITMENTS AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s policyholder obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2002 and 2001, the Company has established an estimated liability for future guaranty fund assessments of $7,221 and $8,449, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

During 2000, the Company committed to participate in a limited partnership. As of December 31, 2002, $4,100 has been advanced towards the Company’s $10,000 commitment to the limited partnership.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

NOTE 10. SEGMENT INFORMATION

In reporting to management, the Company’s operating results are categorized into two business segments: Life Insurance and Annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on assets that do not support life or annuity contract owner liabilities.

The following table summarizes each business segment’s contribution to the consolidated amounts:

	Life
2002	Insurance	Annuities	Other	Total

Net interest spread (a)	$24,791	$34,444	$6,456	$65,691
Other revenues	98,435	137,513	(5,974)	229,974

Net revenues	123,226	171,957	482	295,665

Policy benefits	19,632	38,428	—	58,060
Reinsurance premium ceded	22,883	248	—	23,131
Amortization of deferred policy acquisition costs	41,190	59,928	—	101,118
Other non-interest expenses	7,471	44,144	—	51,615

Total non-interest expenses	91,176	142,748	—	233,924

Net earnings before Federal income tax provision	32,050	29,209	482	61,741
Income tax expense	8,779	4,848	169	13,796

Net earnings	$23,271	$24,361	$313	$47,945

Balance Sheet Information:
Total assets	$4,970,388	$8,109,682	$17,792	$13,097,862
Deferred policy acquisition costs	211,999	192,221	—	404,220
Policyholder liabilities and accruals	2,005,718	1,176,850	—	3,182,568
Other policyholder funds	4,995	6,820	—	11,815

	Life
2001	Insurance	Annuities	Other	Total

Net interest spread (a)	$34,815	$31,302	$2,644	$68,761
Other revenues	101,685	139,727	(1,419)	239,993

Net revenues	136,500	171,029	1,225	308,754

Policy benefits	21,320	16,453	—	37,773
Reinsurance premium ceded	24,531	4	—	24,535
Amortization of deferred policy acquisition costs	30,913	28,422	—	59,335
Other non-interest expenses	18,097	49,899	—	67,996

Total non-interest expenses	94,861	94,778	—	189,639

Net earnings before Federal income tax provision	41,639	76,251	1,225	119,115
Income tax expense	15,607	24,841	429	40,877

Net earnings	$26,032	$51,410	$796	$78,238

Balance Sheet Information:
Total assets	$5,674,704	$9,625,104	$150,208	$15,450,016
Deferred policy acquisition costs	251,245	219,693	—	470,938
Policyholder liabilities and accruals	2,094,195	1,256,616	—	3,350,811
Other policyholder funds	9,236	5,003	—	14,239

	Life
2000	Insurance	Annuities	Other	Total

Net interest spread (a)	$38,265	$27,199	$9,493	$74,957
Other revenues	107,030	160,955	326	268,311

Net revenues	145,295	188,154	9,819	343,268

Policy benefits	20,371	1,245	—	21,616
Reinsurance premium ceded	23,913	—	—	23,913
Amortization of deferred policy acquisition costs	5,025	48,498	—	53,523
Other non-interest expenses	16,656	41,417	—	58,073

Total non-interest expenses	65,965	91,160	—	157,125

Net earnings before Federal income tax provision	79,330	96,994	9,819	186,143
Income tax expense	26,362	30,663	3,437	60,462

Net earnings	$52,968	$66,331	$6,382	$125,681

Balance Sheet Information:
Total assets	$6,175,339	$10,285,993	$82,178	$16,543,510
Deferred policy acquisition costs	277,408	216,680	—	494,088
Policyholder liabilities and accruals	2,133,700	1,373,846	—	3,507,546
Other policyholder funds	11,243	6,435	—	17,678

(a)	Management considers investment income net of interest credited to policyholders’ account balances in evaluating results.

The table below summarizes the Company’s net revenues by product for 2002, 2001 and 2000:

		2002	2001	2000

Life Insurance
	Variable life insurance	$102,603	$110,842	$116,664
	Interest-sensitive life insurance	20,623	25,658	28,631

	Total Life Insurance	123,226	136,500	145,295

Annuities	Variable annuities	139,210	152,427	154,200
	Interest-sensitive annuities	32,747	18,602	33,954

	Total Annuities	171,957	171,029	188,154

Other		482	1,225	9,819

Total		$295,665	$308,754	$343,268

*****

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 27, 2003	By:	/s/ Matthew J. Rider

Matthew J. Rider
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President and General Counsel*	March 27, 2003

/s/ Matthew J. Rider Matthew J. Rider	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 27, 2003

* Michael P. Cogswell	Director and Senior Vice President	March 27, 2003

* H. McIntyre Gardner	Director and Chairman of the Board	March 27, 2003

* Christopher J. Grady	Director and Senior Vice President	March 27, 2003

* Nikos K. Kardassis	Director, President, and Chief Executive Officer	March 27, 2003

*Signing in his own capacity and as Attorney-in-Fact.

Certification of Chief Executive Officer

I, Nikos K. Kardassis, certify that:

1.     I have reviewed this annual report on Form 10-K of Merrill Lynch Life Insurance Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NIKOS K. KARDASSIS Nikos K. Kardassis President and Chief Executive Officer

Dated: March 27, 2003

Certification of Chief Financial Officer

I, Matthew J. Rider, certify that:

1.     I have reviewed this annual report on Form 10-K of Merrill Lynch Life Insurance Company;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ MATTHEW J. RIDER Matthew J. Rider Senior Vice President and Chief Financial Officer

Dated: March 27, 2003

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
23.1	Written Consent of Deloitte & Touche, LLP, independent auditors	Exhibit 23.1
24.1	Power of attorney of David M. Dunford	Incorporated by reference to Exhibit 24(b) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.
24.2	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.

24.3	Power of attorney of Gail R. Farkas	Incorporated by reference to Exhibit 24(g) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 26, 1996.
24.4	Power of attorney of Matthew J. Rider	Incorporated by reference to Merrill Lynch Variable Life Separate Account’s Pre-Effective Amendment No. 1 to Form S-6, Registration No. 333-47844, filed October 12, 2000.
24.5	Power of attorney of Michael P. Cogswell	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.
24.6	Power of attorney of H. McIntyre Gardner	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.
24.7	Power of attorney of Nikos K. Kardassis	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.
24.8	Power of attorney of Christopher J. Grady	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.
99.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 99.1
99.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 99.2