Form 10-Q
period 2003-03-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2003-05-14
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

                      1300 Merrill Lynch Drive, 2nd Floor
                              Pennington, NJ 08534
                    (Address of Principal Executive Offices)

                                 (609) 274-6900
              (Registrant's telephone number including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No __

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  ___          No  X


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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I    Financial Information

Item 1.   Financial Statements.


MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                March 31,          December 31,
ASSETS                                                                            2003                 2002
------                                                                      ----------------    ----------------
INVESTMENTS:
        Fixed maturity securities, at estimated fair value
             (amortized cost:  2003 - $2,034,568; 2002 - $1,844,077)        $     2,057,179     $     1,856,732
        Equity securities, at estimated fair value
             (cost:  2003 - $125,629; 2002 - $112,903)                              123,420             105,430
        Trading account securities, at estimated fair value                          22,121              21,949
        Limited partnerships, at cost                                                12,150              12,150
        Policy loans on insurance contracts                                       1,125,323           1,143,663
                                                                            ----------------    ----------------

               Total Investments                                                  3,340,193           3,139,924



CASH AND CASH EQUIVALENTS                                                           157,531             312,217
ACCRUED INVESTMENT INCOME                                                            61,074              63,603
DEFERRED POLICY ACQUISITION COSTS                                                   397,811             404,220
FEDERAL INCOME TAXES - CURRENT                                                       31,767              39,905
REINSURANCE RECEIVABLES                                                               8,233               8,197
AFFILIATED RECEIVABLES - NET                                                          1,327               3,040
RECEIVABLES FROM SECURITIES SOLD                                                      5,725              10,072
OTHER ASSETS                                                                         35,902              37,399
SEPARATE ACCOUNTS ASSETS                                                          8,808,251           9,079,285
                                                                            ----------------    ----------------



TOTAL ASSETS                                                                $    12,847,814     $    13,097,862
                                                                            ================    ================

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
================================================================================


                                                                                 March 31,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                               2003                 2002
------------------------------------                                        -----------------    -----------------
LIABILITIES:
   POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholders' account balances                                       $      3,016,671     $      3,084,042
      Claims and claims settlement expenses                                           97,208               98,526
                                                                            -----------------    -----------------

               Total policyholder liabilities and accruals                         3,113,879            3,182,568

   OTHER POLICYHOLDER FUNDS                                                           13,413               11,815
   LIABILITY FOR GUARANTY FUND ASSESSMENTS                                             7,221                7,221
   FEDERAL INCOME TAXES - DEFERRED                                                    72,014               67,304
   PAYABLES FOR SECURITIES PURCHASED                                                  22,647               19,635
   UNEARNED POLICY CHARGE REVENUE                                                    113,911              113,774
   OTHER LIABILITIES                                                                  12,044                6,033
   SEPARATE ACCOUNTS LIABILITIES                                                   8,801,918            9,072,606
                                                                            -----------------    -----------------

               Total Liabilities                                                  12,157,047           12,480,956
                                                                            -----------------    -----------------

STOCKHOLDER'S EQUITY:
   Common stock ($10 par value; authorized: 1,000,000 shares; issued and
      outstanding: 250,000 shares)                                                     2,500                2,500
   Additional paid-in capital                                                        397,324              347,324
   Retained earnings                                                                 299,786              290,092
   Accumulated other comprehensive loss                                               (8,843)             (23,010)
                                                                            -----------------    -----------------

               Total Stockholder's Equity                                            690,767              616,906
                                                                            -----------------    -----------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $     12,847,814     $     13,097,862
                                                                            =================    =================


See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -------------------------------------
                                                                                 2003                2002
                                                                          -----------------    ----------------
REVENUES:
        Policy charge revenue                                             $         51,817     $         60,708
        Net investment income                                                       44,455               53,375
        Net realized investment gains                                                2,038                2,921
                                                                          -----------------    ----------------

                      Total Revenues                                                98,310              117,004
                                                                          -----------------    ----------------

BENEFITS AND EXPENSES:
        Interest credited to policyholders' account balances                        33,197               35,944
        Market value adjustment expense                                              1,497                  656
        Policy benefits (net of reinsurance recoveries:  2003 - $5,353;
          2002 - $4,709)                                                            19,605               10,623
        Reinsurance premium ceded                                                    5,635                5,946
        Amortization of deferred policy acquisition costs                           12,497               15,592
        Insurance expenses and taxes                                                10,965               11,546
                                                                          -----------------    ----------------

                      Total Benefits and Expenses                                   83,396               80,307
                                                                          -----------------    ----------------

                      Earnings Before Federal Income Tax Provision                  14,914               36,697

FEDERAL INCOME TAX PROVISION (BENEFIT):
        Current                                                                      8,138               12,662
        Deferred                                                                    (2,918)                 182
                                                                          -----------------    ----------------

                      Total Federal Income Tax Provision                             5,220               12,844
                                                                          -----------------    ----------------

NET EARNINGS                                                              $          9,694     $         23,853
                                                                          =================    ================

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                          -------------------------------------
                                                                                 2003                2002
                                                                          -----------------    ----------------
NET EARNINGS                                                              $         9,694      $        23,853

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
     Net unrealized holding gains (losses) arising during the period               17,229              (23,926)
     Reclassification adjustment for gains included in net earnings                (2,152)              (2,962)
                                                                          -----------------    ----------------

     Net unrealized gains (losses) on investment securities                        15,077              (26,888)

     Adjustments for:
        Policyholder liabilities                                                    8,929                8,555
        Deferred policy acquisition costs                                          (2,211)               7,496
        Deferred federal income taxes                                              (7,628)               3,793
                                                                          -----------------    ----------------

   Total other comprehensive income (loss), net of taxes                           14,167               (7,044)
                                                                          -----------------    ----------------

COMPREHENSIVE INCOME                                                      $        23,861      $        16,809
                                                                          =================    ================

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
================================================================================

                                                                                         Accumulated
                                                          Additional                        other             Total
                                             Common         paid-in        Retained      comprehensive     stockholder's
                                             stock          capital        earnings          loss            equity
                                            ----------    -------------   ------------   --------------    -------------
BALANCE, JANUARY 1, 2002                    $   2,500     $    347,324    $   273,046    $    (19,428)     $   603,442

   Cash dividend paid to parent                                               (30,899)                         (30,899)

   Net earnings                                                                47,945                           47,945

   Other comprehensive loss, net of tax                                                        (3,582)          (3,582)
                                            ----------    -------------   ------------   --------------    -------------

BALANCE, DECEMBER 31, 2002                      2,500          347,324        290,092         (23,010)         616,906

  Capital contribution from parent                              50,000                                          50,000

  Net earnings                                                                  9,694                            9,694

  Other comprehensive income, net of tax                                                       14,167           14,167
                                            ----------    -------------   ------------   --------------    -------------

BALANCE, MARCH 31, 2003                     $   2,500     $    397,324    $   299,786    $     (8,843)     $   690,767
                                            ==========    =============   ============   ==============    =============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
================================================================================

                                                                                    Three Months Ended
                                                                                        March 31,
                                                                             ----------------------------------
                                                                                   2003               2002
                                                                             ---------------    ---------------
Cash Flows From Operating Activities:
  Net earnings                                                               $        9,694     $       23,853
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                               12,497             15,592
     Capitalization of policy acquisition costs                                      (8,299)           (10,304)
     Amortization of investments                                                      1,892                294
     Interest credited to policyholders' account balances                            33,197             35,944
     Provision (benefit) for deferred Federal income tax                             (2,918)               182
  (Increase) decrease in operating assets:
    Accrued investment income                                                         2,529              2,111
    Federal income taxes - current                                                    8,138                  -
    Affiliated receivables                                                            1,713                  -
    Reinsurance receivables                                                             (36)            (2,339)
    Other                                                                             1,497              7,143
 Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                                             (1,318)             4,060
   Other policyholder funds                                                           1,598             (2,046)
   Liability for guaranty fund assessments                                                -             (1,027)
   Federal income taxes - current                                                         -             10,140
   Affiliated payables                                                                    -               (382)
   Unearned policy charge revenue                                                       137              1,913
   Other                                                                              6,011             (1,153)
  Other operating activities:
    Net realized investment gains                                                    (2,038)            (2,921)
                                                                             ---------------    ---------------

            Net cash and cash equivalents provided by operating activities           64,294             81,060
                                                                             ---------------    ---------------

Cash Flows From Investing Activities:
  Proceeds from (payments for):
   Sales of available-for-sale securities                                            68,047             53,955
   Maturities of available-for-sale securities                                      214,081             85,448
   Purchases of available-for-sale securities                                      (477,725)          (205,129)
   Trading account securities                                                          (276)              (274)
   Purchases of limited partnerships                                                      -               (200)
   Policy loans on insurance contracts                                               18,340             12,545
   Recapture of investments in separate accounts                                        192              1,041
   Investment in separate accounts                                                        -                  2
                                                                             ---------------    ---------------

            Net cash and cash equivalents used by investing activities       $     (177,341)    $      (52,612)
                                                                             ---------------    ---------------

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
================================================================================

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                         2003              2002
                                                                                   ---------------    --------------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Capital contribution from parent                                              $      50,000      $          -
     Policyholder deposits (excludes internal policy replacement deposits)               187,939           184,787
     Policyholder withdrawals (including transfers to / from separate accounts)         (279,578)         (267,127)
                                                                                   ---------------    --------------

        Net cash and cash equivalents used by financing activities                       (41,639)          (82,340)
                                                                                   ---------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (154,686)          (53,892)

CASH AND CASH EQUIVALENTS:
        Beginning of year                                                                312,217           130,429
                                                                                   ---------------    --------------

        End of period                                                              $     157,531      $     76,537
                                                                                   ===============    ==============

Supplementary Disclosure of Cash Flow Information:
        Cash paid to affiliates for:
               Federal income taxes                                                $           -      $      2,522
               Intercompany interest                                                          97                22

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

NOTE 1.    BASIS OF PRESENTATION

Merrill Lynch Life Insurance Company (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities, and immediate annuities. The Company is domiciled in the State of Arkansas.

The interim financial statements for the three month periods are unaudited. In the opinion of management, these unaudited financial statements include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the financial position and the results of operations in accordance with accounting principles generally accepted in the United States of America. These unaudited financial statements should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K ("2002 10K") for the year ended December 31, 2002. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year.

NOTE 2.    STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at March 31, 2003 and December 31, 2002 were $200,657 and $136,823, respectively. For the three month periods ended March 31, 2003 and 2002, statutory net income was $14,419 and $30,740, respectively.

During 2002, the Company established $144,000 in statutory reserves to support its cashflow testing analysis required by state insurance regulation. As a result, statutory capital and surplus was significantly reduced from December 2001, but remained in excess of regulatory capital requirements. However, due to the inherent volatility in statutory earnings, the Company received a $50,000 capital contribution from MLIG on March 3, 2003.

NOTE 3.    INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

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

                                                                March 31,          December 31,
                                                                  2003                 2002
                                                            ----------------     ----------------
Assets:
        Fixed maturity securities                           $        22,611      $       12,655
        Equity securities                                            (2,209)             (7,473)
        Deferred policy acquisition costs                             1,504               3,715
        Separate Accounts assets                                     (3,387)             (3,244)
                                                            ----------------     ----------------
                                                                     18,519               5,653
                                                            ----------------     ----------------
Liabilities:
        Policyholders' account balances                              32,123              41,052
        Federal income taxes - deferred                              (4,761)            (12,389)
                                                            ----------------     ----------------
                                                                     27,362              28,663
                                                             ----------------     ----------------
Stockholder's equity:
        Accumulated other comprehensive loss                $        (8,843)     $      (23,010)
                                                            ================     ================

Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the three months ended March 31 were as follows:

                                                                March 31,           March 31,
                                                                  2003                 2002
                                                            ----------------     ----------------
        Available-for-sale securities                       $         2,153      $        3,003
        Trading account securities:
              Net realized investment gains (losses)                    (94)                130
              Net unrealized holding losses                             (10)               (249)
        Investment in Separate Accounts                                 (11)                 37
                                                            ----------------     ----------------

        Total net realized investment gains                 $         2,038      $        2,921
                                                            ================     ================


NOTE 4.    ACCOUNTING PRONOUNCEMENTS

On July 31, 2002, the American Institute of Certified Public Accountants issued Proposed Statement of Position ("SOP") "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The proposed SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. A final SOP would be effective for financial statements for the Company beginning in 2004. The SOP would require the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology the Company currently employs. Depending on market conditions at the time of adoption the impact of implementing this reserve methodology may have a material effect on earnings in the year of adoption.

NOTE 5.    SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support annuity or life insurance contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three month periods ended March 31:

                                                        Three Months Ended
                                                             March 31,
                                                   -------------------------------
                                                         2003            2002
                                                   --------------- ---------------
NET REVENUES (a):
   Annuities                                        $     37,152    $     47,387
   Life Insurance                                         28,579          31,851
   Other                                                    (618)          1,822
                                                   --------------- ---------------

     Total Net Revenues                             $     65,113    $     81,060
                                                   =============== ===============

NET EARNINGS:

   Annuities                                        $      2,840    $     13,015
   Life Insurance                                          7,252           9,654
   Other                                                    (398)          1,184
                                                   --------------- ---------------

     Total Net Earnings                             $      9,694    $     23,853
                                                   =============== ===============

(a) Net revenues include investment income net of interest credited to policyholders' account balances.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three month periods ended March 31, 2003 and 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the audited 2002 Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10K.

Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management's beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond the Company's control, which affect its operations, performance, business strategy, financial condition, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Economic Environment section listed below, as well as actions and initiatives taken by both current and potential competitors, the effect of current, pending, and future legislation and regulation, and the other risks and uncertainties detailed in the Company's Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures the Company may make in its Quarterly Reports on Form 10-Q.

DISCONTINUANCE OF VARIABLE LIFE INSURANCE

During the first quarter 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or sell life insurance products. However, the Company remains committed to servicing all life insurance contracts inforce.

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

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, as such, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claims. GMDB claims are recorded as a component of policy benefits.

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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase (decrease) in performance for each equity market index for the three month periods ended March 31, 2003 and 2002, respectively:

                                                 First Quarter          First Quarter
                                                     2003                   2002
                                                ---------------        ---------------
   Dow                                               -4.2  %                 3.8  %
   NASDAQ                                             0.4  %                -5.4  %
   S&P Index                                         -3.6  %                -0.1  %

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance of the underlying U.S. equity-based mutual funds will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market.

Medium Term Interest Rates

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by the Company.

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three month period ended March 31, 2003, medium term interest rates decreased approximately 11 basis points, to yield, on average, 2.43%. During the three month period ended March 31, 2002, medium term interest rates increased approximately 44 basis points, to yield, on average, 4.09%.

Corporate Credit

Changes in the corporate credit environment directly impact the value of the Company's investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the current three month period ended March 31, 2003, credit spreads contracted approximately 48 basis points and ended the period at 150 basis points. During the three month period ended March 31, 2002, credit spreads widened approximately 1 basis point and ended the period at 179 basis points. Contracting credit spreads increase the value of investments.

NEW BUSINESS

Annuity and life insurance premiums decreased $3.0 million (or 2%) to $194.4 million during the first three months of 2003 as compared to the same period in 2002. Annuity and life insurance premiums by type of product were as follows:

                                              ($ In Millions)                         Change
                                      ---------------------------------     -----------------------------
                                       First Quarter     First Quarter
                                           2003              2002                $                 %
                                      --------------    ---------------     ------------      -----------
   Variable Annuities:
      B-Share                         $      140.7      $        73.9       $      66.8             90%
      C-Share                                 33.7               61.4             -27.7            -45%
      L-Share                                  3.8               31.8             -28.0            -88%
                                      --------------    ---------------     ------------      -----------
                                             178.2              167.1              11.1              7%
                                      --------------    ---------------     ------------      -----------

   Variable Life Insurance                    10.5               14.6             -4.1             -28%

   Modified Guaranteed Annuities               2.4               11.9             -9.5             -80%

   Other                                       3.3                3.8             -0.5             -13%
                                      --------------    ---------------     ------------      -----------

   Total Direct Premiums              $      194.4      $       197.4       $     -3.0              -2%
                                      ==============    ===============     ============      ===========

During the first three months of 2003, variable annuity premiums increased $11.1 million (or 7%) as compared to the same period in 2002. Management attributes the increase in variable annuity premiums to the introduction of a new B-Share variable annuity product. The new B-share variable annuity product, which was introduced during the fourth quarter 2002, is designed for the qualified market and includes a guaranteed minimum income benefit provision. There is increasing customer demand for annuity products that offer various types of guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values. The Company previously did not offer products that were competitive in the qualified market. Sales of the new B-Share variable annuity product were $89.0 million during the first three months of 2003.

Management believes that the increasing volatility and general negative performance in the equity markets, occurring over the past three years, has lead to increasing demand for annuity products with guarantee provisions. As such, future variable annuity sales for products without these guarantees will continue to be negatively impacted if this trend continues. Conversely, management believes that a stabilizing equity market may shift future variable annuity sales away from products with guarantees.

Modified guaranteed annuity premiums decreased $9.5 million (or 80%) primarily due to the lower interest rate environment during the first three months of 2003 as compared to 2002.

FINANCIAL CONDITION

At March 31, 2003, the Company's assets were $12.8 billion, or $250.0 million lower than the $13.1 billion at December 31, 2002 primarily due to a decrease in separate accounts assets. Separate accounts assets decreased $271.0 million (or 3%) to $8.8 billion primarily due to unfavorable investment performance and an increase in net cash outflow. Changes in separate accounts assets for the first three months of 2003 were as follows:


                                                          First Quarter
                                                              2003
                                                          -------------
                                                          (In Millions)
             Investment performance - variable products   $     (171.0)
             Net cash outflow - variable products                (99.7)
             Net decrease in seed money                           (0.3)
                                                          -------------
                                                          $     (271.0)
                                                          =============

Assets excluding separate accounts assets were favorably impacted by the $50.0 million capital contribution received from MLIG on March 3, 2003.

At March 31, 2003 and December 31, 2002, approximately $111.1 million (or 5%) and $114.7 million (or 6%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade securities as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at March 31, 2003, approximately $210.9 million (or 10%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $233.6 million (or 13%) of the Company's fixed maturity securities at December 31, 2002. The Company closely monitors such investments.

During the first three months of 2003, the Company experienced contract owner withdrawals that exceeded deposits by $163.1 million. The components of contract owner transactions were as follows:

                                                                                March 31,
                                                                                  2003
                                                                              -------------
                                                                              (In Millions)
Premiums collected                                                            $      194.4
Internal tax-free exchanges                                                           (6.5)
                                                                              -------------
     Net contract owner deposits                                                     187.9

Contract owner withdrawals                                                           279.6
Net transfers (to)/from separate accounts                                             71.4
                                                                              -------------
     Net contract owner withdrawals                                                  351.0
                                                                              -------------

Net contract owner activity                                                   $     (163.1)
                                                                              =============

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2003, the Company's assets included $2.2 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2003 and 2002, the Company reported net earnings of $9.7 million and $23.9 million, respectively.

Policy charge revenue decreased $8.9 million (or 15%) during the first three months of 2003 as compared to the same period in 2002. The decrease in policy charge revenue is primarily attributable to the decrease in average variable account balances. During the first three months of 2003, average variable account balances decreased $2.2 billion (or 20%) as compared to the same period in 2002. During the same comparative period, asset-based policy charge revenue decreased $6.3 million (or 17%). In addition, non-asset based policy charge revenue decreased $2.6 million (or 11%) during the first three months of 2003 as compared to the same period in 2002. The decrease in non-asset based policy charge revenue is primarily due to a decrease in cost of insurance charges.

Net earnings derived from interest spread decreased $6.2 million (or 35%) during the first three months of 2003 as compared to the same period in 2002. The decrease in interest spread is primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the lower interest rate environment during the first three months of 2003 as compared to the same period in 2002. In addition, interest spread was negatively impacted by a $1.3 million decrease in real estate income. The Company sold its remaining real estate holding during the fourth quarter 2002.

Net realized investment gains decreased $0.9 million during the first three months of 2003 as compared to the same period in 2002. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

          Realized Gain (Loss)       1Q 2003       1Q 2002       Change
       ---------------------------- ----------- -------------  ------------
                                                (In Millions)
       Interest related gains       $   2.1      $   0.6       $    1.5   (1)
       Credit related gains               -          2.4           -2.4   (2)
       Trading account losses          (0.1)        (0.1)             -   (3)
                                    ----------- -------------  ------------
                                    $   2.0      $   2.9       $  -0.9
                                    =========== =============  ============

       (1) The increase in interest related gains is primarily attributable to increases in invested asset market valuations resulting from the lower interest rate environment during the first three months of 2003 as compared to the same period in 2002.

       (2) Credit related gains included asset sales of several large security holdings.

       (3) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the first three months of 2003, the market value adjustment expense increased $0.8 million (or 128%) as compared to the same period in 2002. The increase is primarily due to the lower interest rate environment during the first three months of 2003 as compared to the same period in 2002. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $9.0 million (or 85%) during the first three months of 2003 as compared to the same period in 2002. The increase in policy benefits is primarily due to increased variable annuity death benefit expense incurred under guaranteed minimum death benefit provisions.

Reinsurance premium ceded decreased $0.3 million (or 5%) during the first three months of 2003 as compared to the same period in 2002. The decrease in reinsurance premium ceded is attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs decreased $3.1 million (or 20%) during the first three months of 2003 as compared to the same period in 2002. The decrease in amortization of deferred policy acquisition costs is primarily due to the decrease in policy charge revenue.

Insurance expenses and taxes decreased $0.6 million (or 5%) during the first three months of 2003 as compared to the same period in 2002. During the first three months of 2003, insurance expenses decreased $1.3 million primarily due to a decrease in system and technology expenses related to new product development, as well as a decrease in corporate overhead allocations. Partially offsetting this decrease was an increase of $1.1 million in insurance taxes. This increase is due to net refunds received from guaranty fund associations during the first quarter 2002. There were no guaranty fund association refunds received during the first quarter 2003.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  Joseph E. Justice

                                       -----------------------------------------

                                              Joseph E. Justice
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

Date: May 12, 2003

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




                                           /s/ Nikos K. Kardassis
                                           -------------------------------------
                                           Nikos K. Kardassis
                                           President and Chief Executive Officer

Dated:  May 14, 2003

                    Certification of Chief Financial Officer


I, Joseph E. Justice, certify that:


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




                                                   /s/ Joseph E. Justice
                                                   -----------------------------
                                                   Joseph E. Justice
                                                   Senior Vice President and
                                                   Chief Financial Officer
Dated: May 14, 2003

                                  EXHIBIT INDEX

99.1 Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.