Form 10-Q
period 2003-06-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2003-08-13
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I         Financial Information
Item 1.        Financial Statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------



ASSETS                                                                         June 30,           December 31,
------                                                                           2003                 2002
                                                                            ----------------    ----------------


INVESTMENTS:
        Fixed maturity securities, at estimated fair value
               (amortized cost:  2003 - $2,040,399; 2002 - $1,844,077)      $     2,116,326     $     1,856,732
        Equity securities, at estimated fair value
               (cost:  2003 - $116,239; 2002 - $112,903)                            116,651             105,430
        Trading account securities, at estimated fair value                          24,685              21,949
        Limited partnerships, at cost                                                12,150              12,150
        Policy loans on insurance contracts                                       1,104,545           1,143,663
                                                                            ----------------    ----------------

               Total Investments                                                  3,374,357           3,139,924



CASH AND CASH EQUIVALENTS                                                           174,638             312,217
ACCRUED INVESTMENT INCOME                                                            68,132              63,603
DEFERRED POLICY ACQUISITION COSTS                                                   394,447             404,220
FEDERAL INCOME TAXES - CURRENT                                                            -              39,905
REINSURANCE RECEIVABLES                                                               7,319               8,197
AFFILIATED RECEIVABLES - NET                                                              -               3,040
RECEIVABLES FROM SECURITIES SOLD                                                        531              10,072
OTHER ASSETS                                                                         38,460              37,399
SEPARATE ACCOUNTS ASSETS                                                          9,720,432           9,079,285
                                                                            ----------------    ----------------



TOTAL ASSETS                                                                $    13,778,316     $    13,097,862
                                                                            ================    ================


See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares) (Unaudited)
--------------------------------------------------------------------------------



LIABILITIES AND STOCKHOLDER'S EQUITY                                             June 30,           December 31,
------------------------------------                                               2003                 2002
                                                                            -----------------    -----------------

LIABILITIES:
   POLICYHOLDER LIABILITIES AND ACCRUALS:
     Policyholders' account balances                                        $      2,987,395     $      3,084,042
     Claims and claims settlement expenses                                            99,669               98,526
                                                                            -----------------    -----------------

               Total policyholder liabilities and accruals                         3,087,064            3,182,568

   OTHER POLICYHOLDER FUNDS                                                           16,930               11,815
   LIABILITY FOR GUARANTY FUND ASSESSMENTS                                             6,811                7,221
   FEDERAL INCOME TAXES - DEFERRED                                                    61,411               67,304
   FEDERAL INCOME TAXES - CURRENT                                                     31,927                    -
   PAYABLES FOR SECURITIES PURCHASED                                                  11,079               19,635
   AFFILIATED PAYABLES - NET                                                           2,698                    -
   UNEARNED POLICY CHARGE REVENUE                                                    115,501              113,774
   OTHER LIABILITIES                                                                   6,203                6,033
   SEPARATE ACCOUNTS LIABILITIES                                                   9,713,897            9,072,606
                                                                            -----------------    -----------------

               Total Liabilities                                                  13,053,521           12,480,956
                                                                            -----------------    -----------------

STOCKHOLDER'S EQUITY:
   Common stock ($10 par value; authorized: 1,000,000 shares; issued and
      outstanding: 250,000 shares)                                                     2,500                2,500
   Additional paid-in capital                                                        397,324              347,324
   Retained earnings                                                                 311,817              290,092
   Accumulated other comprehensive income (loss)                                      13,154              (23,010)
                                                                            -----------------    -----------------

               Total Stockholder's Equity                                            724,795              616,906
                                                                            -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $     13,778,316     $     13,097,862
                                                                            =================    =================




See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------




                                                                                  Three Months Ended
                                                                                       June 30,
                                                                          -------------------------------------
                                                                                 2003                2002
                                                                          -----------------    ----------------

REVENUES:
        Policy charge revenue                                             $         52,616     $         60,762
        Net investment income                                                       45,362               52,425
        Net realized investment gains (losses)                                       3,553               (9,052)
                                                                          -----------------    ----------------

                      Total Revenues                                               101,531              104,135
                                                                          -----------------    ----------------

BENEFITS AND EXPENSES:
        Interest credited to policyholders' account balances                        32,582               35,867
        Market value adjustment expense                                              1,034                  511
        Policy benefits (net of reinsurance recoveries:  2003 - $5,196;
          2002 - $4,055)                                                            19,278               12,540
        Reinsurance premium ceded                                                    5,687                6,080
        Amortization of deferred policy acquisition costs                           11,540               16,539
        Insurance expenses and taxes                                                12,900               12,557
                                                                          -----------------    ----------------

                      Total Benefits and Expenses                                   83,021               84,094
                                                                          -----------------    ----------------

                      Earnings Before Federal Income Tax Provision                  18,510               20,041

FEDERAL INCOME TAX PROVISION (BENEFIT):
        Current                                                                     28,927               (1,100)
        Deferred                                                                   (22,448)               8,114
                                                                          -----------------    ----------------

                      Total Federal Income Tax Provision                             6,479                7,014
                                                                          -----------------    ----------------

NET EARNINGS                                                              $         12,031     $         13,027
                                                                          =================    ================

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------




                                                                                   Six Months Ended
                                                                                       June 30,
                                                                          -------------------------------------
                                                                                 2003                2002
                                                                          -----------------    ----------------

REVENUES:
        Policy charge revenue                                             $        104,433     $        121,470
        Net investment income                                                       89,817              105,800
        Net realized investment gains (losses)                                       5,591               (6,131)
                                                                          -----------------    ----------------

                      Total Revenues                                               199,841              221,139
                                                                          -----------------    ----------------

BENEFITS AND EXPENSES:
        Interest credited to policyholders' account balances                        65,779               71,811
        Market value adjustment expense                                              2,531                1,167
        Policy benefits (net of reinsurance recoveries:  2003 - $10,549;
          2002 - $8,764)                                                            38,883               23,163
        Reinsurance premium ceded                                                   11,322               12,026
        Amortization of deferred policy acquisition costs                           24,037               32,131
        Insurance expenses and taxes                                                23,865               24,103
                                                                          -----------------    ----------------

                      Total Benefits and Expenses                                  166,417              164,401
                                                                          -----------------    ----------------

                      Earnings Before Federal Income Tax Provision                  33,424               56,738

FEDERAL INCOME TAX PROVISION (BENEFIT):
        Current                                                                     37,065               11,562
        Deferred                                                                   (25,366)               8,296
                                                                          -----------------    ----------------

                      Total Federal Income Tax Provision                            11,699               19,858
                                                                          -----------------    ----------------

NET EARNINGS                                                              $         21,725     $         36,880
                                                                          =================    ================



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                     Three Months Ended
                                                                                          June 30,
                                                                             -------------------------------------
                                                                                    2003                2002
                                                                             -----------------    ----------------

NET EARNINGS                                                                 $        12,031      $        13,027

OTHER COMPREHENSIVE INCOME (LOSS):

  Net unrealized gains on available-for-sale securities:
    Net unrealized holding gains arising during the period                            57,928               14,687
    Reclassification adjustment for (gains) losses included in net earnings           (1,088)               6,629
                                                                             -----------------    ----------------

    Net unrealized gains on investment securities                                     56,840               21,316

    Adjustments for:
      Policyholder liabilities                                                       (18,527)             (18,815)
      Deferred policy acquisition costs                                               (4,471)              (5,296)
      Deferred federal income taxes                                                  (11,845)                 978
                                                                             -----------------    ----------------

  Total other comprehensive income (loss), net of taxes                               21,997               (1,817)
                                                                             -----------------    ----------------


COMPREHENSIVE INCOME                                                         $        34,028      $        11,210
                                                                             =================    ================





See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                              -------------------------------------
                                                                                     2003                2002
                                                                              -----------------    ----------------

NET EARNINGS                                                                  $        21,725      $        36,880

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
     Net unrealized holding gains (losses) arising during the period                   75,157               (9,239)
     Reclassification adjustment for (gains) losses included in net earnings           (3,240)               3,667
                                                                              -----------------    ----------------

     Net unrealized gains (losses) on investment securities                            71,917               (5,572)

     Adjustments for:
       Policyholder liabilities                                                        (9,598)             (10,260)
       Deferred policy acquisition costs                                               (6,682)               2,200
       Deferred federal income taxes                                                  (19,473)               4,771
                                                                              -----------------    ----------------

   Total other comprehensive income (loss), net of taxes                               36,164               (8,861)
                                                                              -----------------    ----------------


COMPREHENSIVE INCOME                                                          $        57,889      $        28,019
                                                                              =================    ================




See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                    Accumulated
                                                    Additional                         other            Total
                                       Common         paid-in        Retained      comprehensive     stockholder's
                                       stock          capital        earnings      income (loss)       equity
                                      ----------    -------------   ------------   ---------------   -------------


BALANCE, JANUARY 1, 2002              $   2,500     $   347,324     $   273,046    $     (19,428)    $     603,442

 Cash dividend paid to parent                                           (30,899)                           (30,899)

 Net earnings                                                            47,945                             47,945

 Other comprehensive loss, net of
 tax                                                                                      (3,582)           (3,582)
                                      ----------    -------------   ------------   ---------------   --------------


BALANCE, DECEMBER 31, 2002                2,500         347,324         290,092          (23,010)          616,906

 Capital contribution from parent                        50,000                                             50,000

 Net earnings                                                            21,725                             21,725

 Other comprehensive income, net of
 tax                                                                                      36,164            36,164
                                      ----------    -------------   ------------   ---------------   --------------


BALANCE, June 30, 2003                $   2,500     $   397,324     $   311,817    $      13,154     $     724,795
                                      ==========    =============   ============   ===============   ==============




See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
--------------------------------------------------------------------------------


                                                                                     Six Months Ended
                                                                                         June 30,
                                                                             ----------------------------------
                                                                                   2003               2002
                                                                             ---------------    ---------------

Cash Flows From Operating Activities:
  Net earnings                                                               $       21,725     $       36,880
  Noncash items included in earnings:
    Amortization of deferred policy acquisition costs                                24,037             32,131
    Capitalization of policy acquisition costs                                      (20,946)           (18,023)
    Amortization of investments                                                       3,998                834
    Interest credited to policyholders' account balances                             65,779             71,811
    Provision (benefit) for deferred Federal income tax                             (25,366)             8,296
  (Increase) decrease in operating assets:
    Accrued investment income                                                        (4,529)            (2,691)
    Federal income taxes - current                                                   39,905                  -
    Reinsurance receivables                                                             878              2,128
    Affiliated receivables                                                            3,040                  -
    Other                                                                            (1,061)             6,161
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                             1,143               (766)
    Other policyholder funds                                                          5,115             (6,157)
    Liability for guaranty fund assessments                                            (410)            (1,212)
    Federal income taxes - current                                                   31,927             (3,622)
    Affiliated payables                                                               2,698              3,695
    Unearned policy charge revenue                                                    1,727              3,628
    Other                                                                               170             (2,224)
  Other operating activities:
     Net realized investment (gains) losses                                          (5,591)             6,131
                                                                             ---------------    ---------------

            Net cash and cash equivalents provided by operating activities          144,239            137,000
                                                                             ---------------    ---------------

Cash Flows From Investing Activities:
  Proceeds from (payments for):
     Sales of available-for-sale securities                                         171,038            178,336
     Maturities of available-for-sale securities                                    346,104            175,968
     Purchases of available-for-sale securities                                    (716,413)          (387,438)
     Trading account securities                                                        (544)                96
     Purchases of limited partnerships                                                    -               (200)
     Policy loans on insurance contracts                                             39,118             25,320
     Recapture of investments in separate accounts                                    1,204              1,042
     Investment in separate accounts                                                   (301)                 2
                                                                             ---------------    ---------------

            Net cash and cash equivalents used by investing activities       $     (159,794)    $       (6,874)
                                                                             ---------------    ---------------




See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                      Six Months Ended
                                                                                          June 30,
                                                                               ---------------------------------
                                                                                     2003              2002
                                                                               ---------------    --------------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
   Capital contribution received from (cash dividend paid to) parent           $       50,000     $     (30,899)
   Policyholder deposits (excludes internal policy replacement deposits)              448,633           332,054
   Policyholder withdrawals (including transfers from separate accounts)             (620,657)         (478,539)
                                                                               ---------------    --------------

        Net cash and cash equivalents used by financing activities                   (122,024)         (177,384)
                                                                               ---------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (137,579)          (47,258)

CASH AND CASH EQUIVALENTS:
        Beginning of year                                                             312,217           130,429
                                                                               ---------------    --------------

        End of period                                                          $      174,638     $      83,171
                                                                               ===============    ==============

Supplementary Disclosure of Cash Flow Information:
        Cash paid to (received from) affiliates for:
               Federal income taxes                                            $      (34,767)    $      15,184
               Intercompany interest                                                      (23)               56






See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

Statutory capital and surplus at June 30, 2003 and December 31, 2002 were $222,689 and $136,823, respectively. For the six month periods ended June 30, 2003 and 2002, statutory net income was $43,049 and $13,830, respectively.

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

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) were as follows:

                                                                     June 30,               December 31,
                                                                       2003                     2002
                                                                 ----------------        -----------------

Assets:
        Fixed maturity securities                                $        75,927         $        12,655
        Equity securities                                                    412                  (7,473)
        Deferred policy acquisition costs                                 (2,967)                  3,715
        Separate Accounts assets                                          (2,484)                 (3,244)
                                                                 ----------------        -----------------
                                                                          70,888                   5,653
                                                                 ----------------        -----------------
Liabilities:
        Policyholders' account balances                                   50,650                  41,052
        Federal income taxes - deferred                                    7,084                 (12,389)
                                                                 ----------------        -----------------
                                                                          57,734                  28,663
                                                                 ----------------        -----------------
Stockholder's equity:
        Accumulated other comprehensive income (loss)            $        13,154         $       (23,010)
                                                                 ================        =================

Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the three and six months ended June 30 were as follows:

                                               Three Months Ended                 Six Months Ended
                                                    June 30,                          June 30,
                                           -----------------------------    ------------------------------
                                                2003            2002             2003            2002
                                           --------------  --------------   --------------  --------------

 Available-for-sale securities              $      1,247    $    (8,258)     $     3,400     $     (5,255)
 Trading account securities:
   Net realized investment gains (losses)            645            (11)             551              119
   Net unrealized holding gains (losses)           1,651           (783)           1,641           (1,032)
 Investment in Separate Accounts                      10              -               (1)              37
                                           --------------  --------------   --------------  --------------

     Total net realized investment gains
     (losses)                               $      3,553    $    (9,052)     $     5,591     $     (6,131)
                                           ==============  ==============   ==============  ==============

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivatives or hedging activities that qualify for hedge accounting. The Company is currently assessing the impact of SFAS No. 149 on the Financial Statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for the Company beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that the Company currently employs. Depending on market conditions at the time of adoption, the impact of implementing this reserve methodology may have a material impact on the Company's Statements of Earnings.

NOTE 5.    SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support annuity or life contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and six month periods ended June 30:

                                             Three Months Ended                 Six Months Ended
                                                  June 30,                          June 30,
                                       --------------------------------   -------------------------------
                                             2003             2002              2003            2002
                                       ---------------  ---------------   --------------- ---------------
Net Revenues (a):
   Annuities                            $     40,402     $     39,722      $     77,554    $     87,109
   Life Insurance                             25,194           30,453            53,773          62,304
   Other                                       3,353           (1,907)            2,735             (85)
                                       ---------------  ---------------   --------------- ---------------

     Total Net Revenues                 $     68,949     $     68,268      $    134,062    $    149,328
                                       ===============  ===============   =============== ===============

Net Earnings:
   Annuities                            $      3,949     $      6,651      $      6,789    $     19,666
   Life Insurance                              5,909            7,615            13,161          17,269
   Other                                       2,173           (1,239)            1,775             (55)
                                       ---------------  ---------------   --------------- ---------------

     Total Net Earnings                 $     12,031     $     13,027      $     21,725    $     36,880
                                       ===============  ===============   =============== ===============

(a)  Net revenues include investment income net of interest credited to policyholders' account balances.


ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and six month periods ended June 30, 2003 and 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the December 31, 2002 Audited Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10K.

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

TAX LEGISLATION

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Act"). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Dividends and capital gains paid by the mutual funds held by non-qualified annuities do not qualify for such federal income tax reductions. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These recently enacted tax rate reductions may adversely impact tax incentives to save for retirement through the use of non-qualified annuities versus other investment vehicles. As such, future sales of non-qualified annuities may be negatively impacted.

BUSINESS OVERVIEW

The Company's gross earnings are principally derived from two sources:

- the charges imposed on variable annuity and variable life insurance contracts, and
- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which the Company anticipates holding those funds. Deferred policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, as such, the values of variable contract owner account balances. Since asset-based policy charge revenue collected on inforce variable contracts represent a significant source of revenue, the Company's earnings will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, as there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claims. GMDB claims are recorded as a component of policy benefits.

Additionally, the Company's financial condition is impacted by the U.S. equity markets through its trading account investments. The Company's trading account is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. The trading account is carried at market value with changes in market value included in earnings as a component of net realized investment gains (losses).

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase in performance for each equity market index for the current three and six month periods ended June 30, 2003:

                                                             2003
                                                --------------------------------
                                                Second Quarter      Six Months
                                                     2003              2003
                                                ----------------    ------------

   Dow                                                12.4   %           7.7  %
   NASDAQ                                             21.0   %          21.5  %
   S&P Index                                          14.9   %          10.8  %

Despite positive equity market performance during the current three and six month periods ended June 30, 2003, separate accounts assets and, in turn, variable contract owner account balances remain at lower levels as compared to the same periods in 2002. The following table provides the average decrease in performance for each equity market index for the three and six month periods ended June 30, 2003 as compared to the same periods in 2002:

                                                             2003
                                                --------------------------------
                                                Second Quarter      Six Months
                                                     2003              2003
                                                ----------------    ------------

   Dow                                                -9.6   %         -15.6  %
   NASDAQ                                             -1.8   %         -15.5  %
   S&P Index                                          -8.9   %         -17.2  %

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance of the underlying U.S. equity-based mutual funds will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the three and six month periods ended June 30, 2003, medium term interest rates decreased approximately 63 basis points and 73 basis points, respectively, to yield, on average, 1.80% during the current six month period. During the three and six month periods ended June 30, 2002, medium term interest rates decreased approximately 80 basis points and 36 basis points, respectively, to yield, on average, 3.30% during the six month period.

Corporate Credit and Credit Spreads

Changes in the corporate credit environment directly impact the value of the Company's investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments.

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the three and six month periods ended June 30, 2003, credit spreads contracted approximately 41 basis points and 89 basis points, respectively, and ended the current six month period at 109 basis points. During the three and six month periods ended June 30, 2002, credit spreads widened approximately 13 basis points and 14 basis points, respectively, and ended the six month period at 192 basis points.

NEW BUSINESS

Annuity and life insurance premiums increased $108.2 million (or 68%) to $266.8 million and $105.2 million (or 30%) to $461.2 million during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. Annuity and life insurance premiums by type of product were as follows:

                                              ($ In Millions)                        % Change
                                      ---------------------------------   --------------------------------
                                      Second Quarter     Six Months       Second Quarter      Six Months
                                          2003               2003            2003-2002        2003-2002
                                      --------------    ---------------   ---------------   --------------
   Variable Annuities:
     B-Share                          $       220.7     $        361.4          250   %         164     %
     C-Share                                   22.6               56.3          -45             -45
     L-Share                                    4.9                8.7          -70             -82
                                      --------------    ---------------   ---------------   --------------
                                              248.2              426.4          106              48
                                      --------------    ---------------   ---------------   --------------

   Variable Life Insurance                      8.0               18.5          -30             -29

   Modified Guaranteed Annuities                3.7                6.1          -85             -83

   Other                                        6.9               10.2          165              59
                                      --------------    ---------------   ---------------   --------------

   Total Direct Premiums              $       266.8     $        461.2           68   %          30    %
                                      ==============    ===============   ===============   ==============

During the current three and six month periods, variable annuity premiums increased $127.7 million (or 106%) to $248.2 million and $138.8 million (or 48%) to $426.4 million, respectively, as compared to the same periods in 2002. Management attributes the increase in variable annuity premiums to the introduction of a new B-Share variable annuity product. Sales of the new B-Share variable annuity product were $157.6 million and $246.6 million during the current three and six month periods ended June 30, 2003, respectively. The new B-Share variable annuity product, which was introduced during the fourth quarter of 2002, is designed for the tax-qualified IRA market and includes a guaranteed minimum income benefit provision. Prior to the fourth quarter of 2002 the Company did not offer any variable annuity products that contained a guaranteed minimum income benefit provision. Also, during the fourth quarter of 2002, the Company added a guaranteed minimum income benefit provision to its existing B-Share variable annuity. The C-Share and L-Share variable annuities do not contain such a feature. There is increasing customer demand for annuity products that offer various types of guarantee provisions, such as fixed rate products, variable products with fixed account options, variable products with guaranteed minimum income benefits, or variable products with guaranteed minimum account values.

During the current three and six month periods, modified guaranteed annuity premiums decreased $20.4 million (or 85%) to $3.7 million and $29.9 million (or 83%) to $6.1 million, respectively, as compared to the same periods in 2002. The decreases are primarily due to the lower interest rate environment during the current three and six month periods of 2003 as compared to 2002.

WITHDRAWALS

Policy and contract withdrawals decreased $31.5 million (or 11%) to $256.8 million and $33.9 million (or 6%) to $521.7 million during the current three and six month periods, respectively, as compared to the same periods in 2002. During the current three and six month periods ended June 30, 2003, variable annuity withdrawals decreased $37.6 million (or 19%) and $47.0 million (or 13%) as compared to the same periods in 2002. Management attributes the decrease in variable annuity withdrawals to the general decline in the equity markets occurring over the past three years, which has resulted in decreased asset balances, and thus lower withdrawal activity. In addition, modified guaranteed annuity withdrawals decreased $8.8 million (or 23%) and $9.3 million (or 14%) during the current three and six month periods, respectively, as compared to the same periods in 2002. Management attributes the decrease in modified guaranteed annuity withdrawals to the general decline in the equity markets occurring over the past three years, whereby modified guaranteed annuity contract owners have less incentive to give up guaranteed income. Partially offsetting the decreases in variable annuity and modified guaranteed annuity withdrawals was an increase in variable life withdrawals, which increased $14.4 million (or 30%) and $28.4 million (or 29%) during the current three and six month periods as compared to the same periods in 2002.

FINANCIAL CONDITION

At June 30, 2003, the Company's assets were $13.8 billion, or $680.5 million higher than the $13.1 billion in assets at December 31, 2002 primarily due to an increase in separate accounts assets. Separate accounts assets increased $641.1 million (or 7%) to $9.7 billion. Changes in separate account assets for the first two quarters of 2003 were as follows:

                                                 1Q03            2Q03             Total
                                             ------------    ------------    --------------
                                                             (In Millions)
  Investment performance - variable
  products                                   $    (171.0)    $      948.2    $      777.2
  Net cash outflow - variable products             (99.7)           (36.3)         (136.0)
  Net change in seed money                          (0.3)             0.2            (0.1)
                                             ------------    ------------    --------------
                                             $    (271.0)    $      912.1    $      641.1
                                             ============    ============    ==============

At June 30, 2003 and December 31, 2002, approximately $110.2 million (or 5%) and $114.7 million (or 6%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at June 30, 2003, approximately $203.2 million (or 10%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $233.6 million (or 13%) of the Company's fixed maturity securities at December 31, 2002. The Company closely monitors such investments.

During the first six months of 2003, the Company experienced contract owner withdrawals that exceeded deposits by $234.7 million. The components of contract owner transactions were as follows:

                                                             June 30,
                                                               2003
                                                           --------------
                                                           (In Millions)

Premiums collected                                         $      461.2
Internal tax-free exchanges                                       (12.6)
                                                           --------------
     Net contract owner deposits                                  448.6

Contract owner withdrawals                                        620.7
Net transfers from separate accounts                               62.6
                                                           --------------
     Net contract owner withdrawals                               683.3
                                                           --------------

Net contract owner activity                                $     (234.7)
                                                           ==============

LIQUIDITY AND CAPITAL RESOURCES

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2003, the Company's assets included $2.3 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2003 and 2002, the Company reported net earnings of $12.0 million and $13.0 million, respectively. For the six month periods ended June 30, 2003 and 2002, the Company reported net earnings of $21.7 million and $36.9 million, respectively.

Policy charge revenue decreased $8.1 million (or 13%) and $17.0 million (or 14%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in policy charge revenue are primarily attributable to the decrease in average variable account balances. Average variable account balances decreased $1.3 billion (or 12%) and $1.7 billion (or 16%) during the current three and six month periods as compared to the same periods in 2002. During the same comparative periods, asset-based policy charge revenue decreased $5.5 million (or 14%) and $11.8 million (or 15%). In addition, non-asset based policy charge revenue decreased $2.6 million (or 12%) and $5.2 million (or 12%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in non-asset based policy charge revenue are primarily due to decreases in cost of insurance and withdrawal charges.

Net earnings derived from interest spread decreased $3.8 million (or 23%) and $10.0 million (or 29%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases in interest spread are primarily due to the reduction in fixed rate contracts inforce, as well as reductions in invested asset yields resulting from the lower interest rate environment during the current three and six month periods of 2003 as compared to 2002. In addition, during the first six months of 2003, interest spread was negatively impacted by a decrease of $1.3 million in real estate income. The Company sold its remaining real estate holding during the fourth quarter 2002.

Net realized investment gains increased $12.6 million and $11.7 million during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The following table provides the changes in net realized investment gains by type for each respective period:

                                                   Three Months        Six Months
               Net Realized Gains                   2003 - 2002       2003 - 2002
       -------------------------------------      ---------------   ---------------
                                                          ($ in Millions)
       Credit related                             $         7.4     $       5.0      (1)
       Interest related                                     2.1             3.6      (2)
       Trading account                                      3.1             3.1      (3)
                                                  ---------------   ---------------
                                                  $        12.6     $      11.7
                                                  ===============   ===============

(1) Increases are primarily due to a decrease in other-than-temporary ("OTT") declines in the carrying value of fixed maturity securities. During the second quarter of 2002, OTT declines on investments in fixed maturity securities issued by WorldCom Inc. were $9.2 million. During the second quarter of 2003, OTT declines on investments in fixed maturity securities were $1.8 million.

(2) Increases are primarily attributable to increases in invested asset market valuations resulting from lower interest rates and contracting credit spreads during the current three and six month periods of 2003 as compared to 2002.

(3) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the current three and six month periods ended June 30, 2003, the market value adjustment expense increased $0.5 million (or 102%) and $1.4 million (or 117%) as compared to the same periods in 2002. The increases are primarily due to the lower interest rate environment during the current three and six month periods of 2003 as compared to 2002. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $6.7 million (or 54%) and $15.7 million (or 68%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The increases in policy benefits are primarily due to increased variable annuity death benefit payments incurred under guaranteed minimum death benefit provisions.

Reinsurance premium ceded decreased $0.4 million (or 6%) and $0.7 million (or 6%) during the current three and six month periods ended June 30, 2003, respectively, as compared to the same periods in 2002. The decreases are attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs decreased $5.0 million (or 30%) and $8.1 million (or 25%) during the current three and six month periods ended June 30, 2003, as compared to the same periods in 2002. The decreases in amortization of deferred policy acquisition costs are primarily due to the decrease in policy charge revenue during 2003.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The increase in other net revenues and other net earnings during the current three and six month periods ended June 30, 2003 are primarily due to trading account gains incurred during the second quarter 2003.

ITEM 4. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this quarterly report on Form 10-Q, that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective. There have been no changes in the Company's internal control over financial reporting that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  Joseph E. Justice

                                       -----------------------------------------

                                              Joseph E. Justice
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

Date: August 13, 2003

                                  EXHIBIT INDEX


31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.