Form 10-Q
period 2003-09-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2003-11-13
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I    Financial Information
Item 1.   Financial Statements.




MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Dollars in thousands)
--------------------------------------------------------------------------------


                                                                                     September 30,          December 31,
ASSETS                                                                                    2003                  2002
------                                                                               -------------         -------------
                                                                                      (Unaudited)

INVESTMENTS:
           Fixed maturity securities, at estimated fair value
                     (amortized cost:  2003 - $2,072,330; 2002 - $1,844,077)         $   2,134,346         $   1,856,732
           Equity securities, at estimated fair value
                     (cost:  2003 - $98,550; 2002 - $112,903)                               98,012               105,430
           Trading account securities, at estimated fair value                              24,178                21,949
           Limited partnerships, at cost                                                    12,280                12,150
           Policy loans on insurance contracts                                           1,094,948             1,143,663
                                                                                     -------------         -------------

                     Total Investments                                                   3,363,764             3,139,924



CASH AND CASH EQUIVALENTS                                                                  130,922               312,217
ACCRUED INVESTMENT INCOME                                                                   63,925                63,603
DEFERRED POLICY ACQUISITION COSTS                                                          392,105               404,220
FEDERAL INCOME TAXES - CURRENT                                                                   -                39,905
REINSURANCE RECEIVABLES                                                                      4,052                 8,197
AFFILIATED RECEIVABLES - NET                                                                     -                 3,040
RECEIVABLES FROM SECURITIES SOLD                                                             2,929                10,072
OTHER ASSETS                                                                                36,377                37,399
SEPARATE ACCOUNTS ASSETS                                                                 9,931,951             9,079,285
                                                                                     -------------         -------------



TOTAL ASSETS                                                                         $  13,926,025         $  13,097,862
                                                                                     =============         =============



See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

BALANCE SHEETS
(Continued) (Dollars in thousands, except common stock par value and shares)
--------------------------------------------------------------------------------


                                                                                   September 30,          December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                                   2003                   2002
------------------------------------                                              --------------         --------------
                                                                                    (Unaudited)

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                            $    2,927,823         $    3,084,042
       Claims and claims settlement expenses                                              96,856                 98,526
                                                                                  --------------         --------------

                     Total policyholder liabilities and accruals                       3,024,679              3,182,568

    OTHER POLICYHOLDER FUNDS                                                              16,695                 11,815
    LIABILITY FOR GUARANTY FUND ASSESSMENTS                                                6,611                  7,221
    FEDERAL INCOME TAXES - DEFERRED                                                       54,327                 67,304
    FEDERAL INCOME TAXES - CURRENT                                                        15,301                      -
    PAYABLES FOR SECURITIES PURCHASED                                                     19,710                 19,635
    AFFILIATED PAYABLES - NET                                                              4,141                      -
    UNEARNED POLICY CHARGE REVENUE                                                       115,276                113,774
    OTHER LIABILITIES                                                                      8,271                  6,033
    SEPARATE ACCOUNTS LIABILITIES                                                      9,926,530              9,072,606
                                                                                  --------------         --------------

                     Total Liabilities                                                13,191,541             12,480,956
                                                                                  --------------         --------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                        2,500                  2,500
    Additional paid-in capital                                                           397,324                347,324
    Retained earnings                                                                    320,437                290,092
    Accumulated other comprehensive income (loss)                                         14,223                (23,010)
                                                                                  --------------         --------------

                     Total Stockholder's Equity                                          734,484                616,906
                                                                                  --------------         --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $   13,926,025         $   13,097,862
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                        Three Months Ended
                                                                                            September 30,
                                                                                    ------------------------------
                                                                                       2003                2002
                                                                                    ----------          ----------

REVENUES:
           Policy charge revenue                                                    $   56,845          $   56,070
           Net investment income                                                        42,295              52,565
           Net realized investment losses                                               (6,199)            (11,464)
                                                                                    ----------          ----------

                               Total Revenues                                           92,941              97,171
                                                                                    ----------          ----------

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                         32,286              34,788
           Market value adjustment expense                                               1,694               1,172
           Policy benefits (net of reinsurance recoveries:  2003 - $2,381;
             2002 - $1,977)                                                             13,259              15,954
           Reinsurance premium ceded                                                     5,667               6,192
           Amortization of deferred policy acquisition costs                            13,426              13,039
           Insurance expenses and taxes                                                 13,348              12,014
                                                                                    ----------          ----------

                               Total Benefits and Expenses                              79,680              83,159
                                                                                    ----------          ----------

                               Earnings Before Federal Income Tax Provision             13,261              14,012

FEDERAL INCOME TAX PROVISION (BENEFIT):
           Current                                                                      12,301             (53,686)
           Deferred                                                                     (7,660)             56,405
                                                                                    ----------          ----------

                               Total Federal Income Tax Provision                        4,641               2,719
                                                                                    ----------          ----------

NET EARNINGS                                                                        $    8,620          $   11,293
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                          Nine Months Ended
                                                                                             September 30,
                                                                                    --------------------------------
                                                                                        2003                 2002
                                                                                    -----------          -----------

REVENUES:
           Policy charge revenue                                                    $   161,278          $   177,540
           Net investment income                                                        132,112              158,365
           Net realized investment losses                                                  (608)             (17,595)
                                                                                    -----------          -----------

                               Total Revenues                                           292,782              318,310
                                                                                    -----------          -----------

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                          98,065              106,599
           Market value adjustment expense                                                4,225                2,339
           Policy benefits (net of reinsurance recoveries:  2003 - $12,930;
             2002 - $10,741)                                                             52,142               39,117
           Reinsurance premium ceded                                                     16,989               18,218
           Amortization of deferred policy acquisition costs                             37,463               45,170
           Insurance expenses and taxes                                                  37,213               36,117
                                                                                    -----------          -----------

                               Total Benefits and Expenses                              246,097              247,560
                                                                                    -----------          -----------

                               Earnings Before Federal Income Tax Provision              46,685               70,750

FEDERAL INCOME TAX PROVISION (BENEFIT):
           Current                                                                       49,366              (42,124)
           Deferred                                                                     (33,026)              64,701
                                                                                    -----------          -----------

                               Total Federal Income Tax Provision                        16,340               22,577
                                                                                    -----------          -----------

NET EARNINGS                                                                        $    30,345          $    48,173
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                    Three Months Ended
                                                                                       September 30,
                                                                               ------------------------------
                                                                                  2003                2002
                                                                               ----------          ----------

NET EARNINGS                                                                   $    8,620          $   11,293

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period            (20,823)             12,994
       Reclassification adjustment for losses included in net earnings              6,347              10,423
                                                                               ----------          ----------

       Net unrealized gains (losses) on investment securities                     (14,476)             23,417

       Adjustments for:
         Policyholder liabilities                                                  15,082             (15,837)
         Deferred policy acquisition costs                                          1,039              (4,260)
         Deferred federal income taxes                                               (576)             (1,162)
                                                                               ----------          ----------

    Total other comprehensive income, net of taxes                                  1,069               2,158
                                                                               ----------          ----------

COMPREHENSIVE INCOME                                                           $    9,689          $   13,451
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                               ------------------------------
                                                                                  2003                2002
                                                                               ----------          ----------

NET EARNINGS                                                                   $   30,345          $   48,173

OTHER COMPREHENSIVE INCOME (LOSS):

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains arising during the period                      54,334               1,499
       Reclassification adjustment for losses included in net earnings              3,107              16,346
                                                                               ----------          ----------

       Net unrealized gains on investment securities                               57,441              17,845

       Adjustments for:
         Policyholder liabilities                                                   5,484             (26,097)
         Deferred policy acquisition costs                                         (5,643)             (2,060)
         Deferred federal income taxes                                            (20,049)              3,609
                                                                               ----------          ----------

    Total other comprehensive income (loss), net of taxes                          37,233              (6,703)
                                                                               ----------          ----------

COMPREHENSIVE INCOME                                                           $   67,578          $   41,470
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                               Accumulated
                                                              Additional                          other            Total
                                                Common          Paid-in          Retained     comprehensive    stockholder's
                                                stock           Capital          earnings     income (loss)       equity
                                             -----------      -----------      -----------    -------------    -------------

BALANCE, JANUARY 1, 2002                     $     2,500      $   347,324      $   273,046     $   (19,428)     $   603,442

  Cash dividend paid to parent                                                     (30,899)                         (30,899)

  Net earnings                                                                      47,945                           47,945

  Other comprehensive loss, net of tax                                                              (3,582)          (3,582)
                                             -----------      -----------      -----------     -----------      -----------

BALANCE, DECEMBER 31, 2002                         2,500          347,324          290,092         (23,010)         616,906

  Capital contribution from parent                                 50,000                                            50,000

  Net earnings                                                                      30,345                           30,345

  Other comprehensive income, net of tax                                                            37,233           37,233
                                             -----------      -----------      -----------     -----------      -----------

BALANCE, September 30, 2003                  $     2,500      $   397,324      $   320,437     $    14,223      $   734,484
                                             ===========      ===========      ===========     ===========      ===========






See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
--------------------------------------------------------------------------------


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                           ------------------------------
                                                                                              2003                2002
                                                                                           -----------        -----------

Cash Flows From Operating Activities:
  Net earnings                                                                             $    30,345        $    48,173
  Noncash items included in earnings:
    Amortization of deferred policy acquisition costs                                           37,463             45,170
    Capitalization of policy acquisition costs                                                 (30,991)           (24,784)
    Amortization of investments                                                                  6,762              1,222
    Interest credited to policyholders' account balances                                        98,065            106,599
    Provision (benefit) for deferred Federal income tax                                        (33,026)            64,701
  (Increase) decrease in operating assets:
    Accrued investment income                                                                     (322)             1,651
    Federal income taxes - current                                                              39,905            (51,786)
    Reinsurance receivables                                                                      4,145              3,439
    Affiliated receivables                                                                       3,040                  -
    Other                                                                                        1,022              6,956
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                       (1,670)             1,643
    Other policyholder funds                                                                     4,880             (7,103)
    Liability for guaranty fund assessments                                                       (610)            (1,212)
    Federal income taxes - current                                                              15,301             (5,522)
    Affiliated payables                                                                          4,141              8,454
    Unearned policy charge revenue                                                               1,502              5,169
    Other                                                                                        2,238               (268)
  Other operating activities:
     Net realized investment losses                                                                608             17,595
                                                                                           -----------        -----------

               Net cash and cash equivalents provided by operating activities                  182,798            220,097
                                                                                           -----------        -----------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
    Sales of available-for-sale securities                                                     239,127            298,974
    Maturities of available-for-sale securities                                                470,167            255,794
    Purchases of available-for-sale securities                                                (925,382)          (480,668)
    Trading account securities                                                                    (196)              (408)
    Purchases of limited partnerships                                                             (200)              (880)

    Sales of limited partnerships                                                                   70                  -
    Policy loans on insurance contracts                                                         48,715             34,799
    Recapture of investments in separate accounts                                                2,709              1,041
    Investment in separate accounts                                                               (303)            (3,548)
                                                                                           -----------        -----------

               Net cash and cash equivalents provided (used) by investing activities       $  (165,293)       $   105,104
                                                                                           -----------        -----------



See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
(Continued) (Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------


                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                ------------------------------
                                                                                   2003                2002
                                                                                -----------        -----------

Cash Flows From Financing Activities:
  Proceeds from (payments for):
    Capital contribution received from (cash dividend paid to) parent           $    50,000        $   (30,899)
    Policyholder deposits (excludes internal policy replacement deposits)           693,257            441,825
    Policyholder withdrawals (including transfers from separate accounts)          (942,057)          (679,860)
                                                                                -----------        -----------

           Net cash and cash equivalents used by financing activities              (198,800)          (268,934)
                                                                                -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (181,295)            56,267

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                        312,217            130,429
                                                                                -----------        -----------

           End of period                                                        $   130,922        $   186,696
                                                                                ===========        ===========

Supplementary Disclosure of Cash Flow Information:
           Cash paid to (received from) affiliates for:
                     Federal income taxes                                       $    (5,840)       $    15,184
                     Intercompany interest                                               89                 47




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

Statutory capital and surplus at September 30, 2003 and December 31, 2002 were $262,140 and $136,823, respectively. For the nine month periods ended September 30, 2003 and 2002, statutory net income (loss) was $62,547 and ($15,725), respectively.

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

                                                              September 30,      December 31,
                                                                   2003               2002
                                                              -------------      ------------

Assets:
           Fixed maturity securities                           $    62,016        $    12,655
           Equity securities                                          (538)            (7,473)
           Deferred policy acquisition costs                        (1,928)             3,715
           Separate Accounts assets                                 (2,099)            (3,244)
                                                               -----------        -----------
                                                                    57,451              5,653
                                                               -----------        -----------
Liabilities:
           Policyholders' account balances                          35,568             41,052
           Federal income taxes - deferred                           7,660            (12,389)
                                                               -----------        -----------
                                                                    43,228             28,663
                                                               -----------        -----------
Stockholder's equity:
           Accumulated other comprehensive income (loss)       $    14,223        $   (23,010)
                                                               ===========        ===========


Net realized investment gains (losses), including other-than-temporary writedowns in carrying value, for the three and nine months ended September 30 were as follows:

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                                ----------------------------        ----------------------------
                                                   2003              2002              2003              2002
                                                ----------        ----------        ----------        ----------

Available-for-sale securities                   $   (6,044)       $   (9,251)       $   (2,644)       $  (14,506)
Trading account securities:
  Net realized investment gains (losses)               636            (1,485)            1,187            (1,366)
  Net unrealized holding gains (losses)               (795)             (728)              846            (1,760)
Investment in Separate Accounts                          4                 -                 3                37
                                                ----------        ----------        ----------        ----------

     Total net realized investment losses       $   (6,199)       $  (11,464)       $     (608)       $  (17,595)
                                                ==========        ==========        ==========        ==========

NOTE 4. ACCOUNTING PRONOUNCEMENTS

On April 30, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The new guidance amends SFAS No. 133 for decisions made as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, and decisions made in connection with other FASB projects dealing with financial instruments and in connection with implementation issues raised in relation to the application of the definition of a derivative and characteristics of a derivative that contains financing components. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not have any derivatives or hedging activities that qualify for hedge accounting. The adoption of SFAS No. 149 did not have a material impact on the Financial Statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for the Company beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that the Company currently employs. Had the Company adopted SOP 03-1 at September 30, 2003, the estimated pre-tax decrease to the Company's Statements of Earnings would be between $86.0 million and $94.0; however, the ultimate impact of adoption in 2004 will depend on market conditions at that time.

NOTE 5. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company currently does not manufacture, market, or sell life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support annuity or life contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and nine month periods ended September 30:

                                    Three Months Ended                  Nine Months Ended
                                       September 30,                      September 30,
                                ---------------------------        ---------------------------
                                   2003             2002              2003             2002
                                ----------       ----------        ----------       ----------

Net Revenues (a):
    Annuities                   $   40,096       $   36,745        $  117,650       $  123,854
    Life Insurance                  18,822           27,749            72,595           90,053
    Other                            1,737           (2,111)            4,472           (2,196)
                                ----------       ----------        ----------       ----------

       Total Net Revenues       $   60,655       $   62,383        $  194,717       $  211,711
                                ==========       ==========        ==========       ==========

Net Earnings:
    Annuities                   $    6,596       $    5,667        $   13,385       $   25,333
    Life Insurance                     893            6,998            14,054           24,267
    Other                            1,131           (1,372)            2,906           (1,427)
                                ----------       ----------        ----------       ----------

       Total Net Earnings       $    8,620       $   11,293        $   30,345       $   48,173
                                ==========       ==========        ==========       ==========

(a) Net revenues include investment income net of interest credited to policyholders' account balances.

NOTE 6. SUBSEQUENT EVENTS

Management finalized the periodic review of the amortization of deferred policy acquisition costs and accretion of unearned policy charge revenue during the fourth quarter of 2003. This resulted in a reduction in the carrying values of the related asset and liability of $21.9 million and $5.5 million, respectively.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

This Management's Narrative Analysis of the Results of Operations addresses changes in revenues and expenses for the three and nine month periods ended September 30, 2003 and 2002. This discussion should be read in conjunction with the accompanying unaudited financial statements and notes thereto, in addition to the December 31, 2002 Audited Financial Statements and Notes to Financial Statements and the Management's Discussion and Analysis of Financial Condition and Results of Operations included in the 2002 10K.

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

TAX LEGISLATION

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Act"). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These recently enacted tax rate reductions may impact the relative attractiveness of life annuitization and systematic withdrawals using non-qualified annuities.

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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P Index"). The following table provides the increase in performance for each equity market index for the current three and nine month periods ended September 30, 2003:

                                     2003
                      -----------------------------------
                      Third Quarter           Nine Months
                           2003                  2003
                      -------------         -------------

Dow                        3.2%                 11.2%
NASDAQ                    10.1%                 33.8%
S&P Index                  2.2%                 13.2%


Despite positive equity market performance during the current nine month period ended September 30, 2003, average separate accounts assets, and in turn, average variable contract owner account balances remained at lower levels as compared to the same period in 2002. Conversely, during the current three month period, average variable contract owner account balances were at higher levels as compared to the same period in 2002. The following table provides the average increase (decrease) in performance for each equity market index for the three and nine month periods ended September 30, 2003 as compared to the same periods in 2002:

                                     2003
                      -----------------------------------
                      Third Quarter           Nine Months
                           2003                  2003
                      -------------         -------------

Dow                       11.7%                 -7.5%
NASDAQ                    39.8%                 -0.6%
S&P Index                 13.3%                 -8.4%

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the three and nine month periods ended September 30, 2003, average medium term interest rates increased approximately 53 basis points and decreased approximately 83 basis points, respectively, to yield, on average, 2.36% during the current nine month period. During the three and nine month periods ended September 30, 2002, average medium term interest rates decreased approximately 84 basis points and 48 basis points, respectively, to yield, on average, 3.39% during the nine month period.

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

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the three and nine month periods ended September 30, 2003, credit spreads contracted approximately 11 basis points and 100 basis points, respectively, and ended the current nine month period at 98 basis points. During the three and nine month periods ended September 30, 2002, credit spreads widened approximately 59 basis points and 73 basis points, respectively, and ended the nine month period at 251 basis points.

NEW BUSINESS

Annuity and life insurance premiums increased $141.5 million (or 120%) to $259.2 million and $246.7 million (or 52%) to $720.4 million during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. Annuity and life insurance premiums by type of product were as follows:

                                          ($ In Millions)                      % Change
                                   ----------------------------     ------------------------------
                                   Third Quarter    Nine Months     Third Quarter      Nine Months
                                       2003             2003           2003-2002         2003-2002
                                   -------------    -----------     -------------      -----------

Variable Annuities:
   B-Share                          $    223.1       $    584.5              432%              227%
   C-Share                                16.6             72.9              -66               -52
   L-Share                                 3.1             11.8              -70               -80
                                    ----------       ----------       ----------        ----------
                                         242.8            669.2              140                72
                                    ----------       ----------       ----------        ----------

Variable Life Insurance                    8.9             27.4              -26               -28

Modified Guaranteed Annuities              3.5              9.6                9               -76

Other                                      4.0             14.2              208                84
                                    ----------       ----------       ----------        ----------

Total Direct Premiums               $    259.2       $    720.4              120%               52%
                                    ==========       ==========       ==========        ==========

During the current three and nine month periods, variable annuity premiums increased $141.6 million (or 140%) to $242.8 million and $280.4 million (or 72%) to $669.2 million, respectively, as compared to the same periods in 2002. Management attributes the increase in variable annuity premiums primarily to the introduction of a new B-Share variable annuity product, which was introduced during the fourth quarter of 2002. Sales of the new B-Share variable annuity product were $138.5 million and $385.1 million during the current three and nine month periods ended September 30, 2003, respectively. The new B-Share variable annuity product is designed for the tax-qualified IRA market and includes a living benefit provision. Prior to the fourth quarter of 2002 the Company did not offer any variable annuity products that contained a living benefit provision. Also, during the fourth quarter of 2002, the Company added a living benefit provision to its existing B-Share variable annuity. Sales of this product increased $42.9 million and $20.8 million during the current three and nine month periods ended September 30, 2003, respectively. The C-Share and L-Share variable annuities do not contain living benefits.

During the current nine month period, modified guaranteed annuity premiums decreased $29.6 million (or 76%) to $9.6 million as compared to the same period in 2002. The decrease is primarily due to the lower interest rate environment during the first nine months of 2003 as compared to 2002. During the current three month period ended September 30, 2003, modified guaranteed annuity premiums were relatively unchanged as compared to the same period in 2002.

WITHDRAWALS

Policy and contract withdrawals decreased $37.7 million (or 12%) to $272.7 million and $71.5 million (or 8%) to $794.4 million during the current three and nine month periods, respectively, as compared to the same periods in 2002. During the current three and nine month periods ended September 30, 2003, variable annuity withdrawals decreased $35.7 million (or 18%) and $82.7 million (or 15%) as compared to the same periods in 2002. Management attributes the decrease in variable annuity withdrawals to the general decline in the equity markets occurring over the past three years whereby variable annuity contract owners are less inclined to give up contracts in which GMDB provisions are in excess of the variable account balance. In addition, modified guaranteed annuity withdrawals decreased $9.1 million (or 24%) and $18.4 million (or 17%) during the current three and nine month periods, respectively, as compared to the same periods in 2002. Management attributes the decrease in modified guaranteed annuity withdrawals to the general decline in the equity markets occurring over the past three years, whereby modified guaranteed annuity contract owners have less incentive to give up guaranteed income. Partially offsetting the decreases in variable annuity and modified guaranteed annuity withdrawals was an increase in variable life withdrawals, which increased $7.1 million (or 12%) and $35.5 million (or 22%) during the current three and nine month periods as compared to the same periods in 2002. The increases in variable life withdrawals primarily represent movement by contract owners to other non-proprietary insurance products. As previously noted, the Company does not manufacture variable life insurance products.

FINANCIAL CONDITION

At September 30, 2003, the Company's assets were $13.9 billion, or $828.2 million higher than the $13.1 billion in assets at December 31, 2002 primarily due to an increase in separate accounts assets. Separate accounts assets increased $852.7 million (or 9%) to $9.9 billion. Changes in separate accounts assets for the first three quarters of 2003 were as follows:

                                                    1Q03              2Q03              3Q03              Total
                                                 ----------        ----------        ----------        ----------
                                                                           (In Millions)

Investment performance - variable products       $   (171.0)       $    948.2        $    272.0        $  1,049.2
Net cash outflow - variable products                  (99.7)            (36.3)            (59.2)           (195.2)
Net change in seed money                               (0.3)              0.2              (1.2)             (1.3)
                                                 ----------        ----------        ----------        ----------
                                                 $   (271.0)       $    912.1        $    211.6        $    852.7
                                                 ==========        ==========        ==========        ==========

At September 30, 2003 and December 31, 2002, approximately $106.7 million (or 5%) and $114.7 million (or 6%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade as unsecured debt obligations that do not have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at September 30, 2003, approximately $166.6 million (or 8%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $233.6 million (or 13%) of the Company's fixed maturity securities at December 31, 2002. The reduction in securities rated BBB- is due to management's intention to increase the overall credit quality of the fixed maturity security portfolio. Management closely monitors such securities.

During the first nine months of 2003, the Company experienced contract owner withdrawals that exceeded deposits by $323.6 million. The components of contract owner transactions were as follows:

                                                                    September 30,
                                                                        2003
                                                                   --------------
                                                                    (In Millions)

Premiums collected                                                       $720.4
Internal tax-free exchanges                                               (27.1)
                                                                     ----------
    Net contract owner deposits                                           693.3

Contract owner withdrawals                                                942.1
Net transfers from separate accounts                                       74.8
                                                                     ----------
Net contract owner withdrawals                                          1,016.9
                                                                     ----------

    Net contract owner activity                                         $(323.6)
                                                                     ==========

LIQUIDITY AND CAPITAL RESOURCES

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2003, the Company's assets included $2.2 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

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

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2003 and 2002, the Company reported net earnings of $8.6 million and $11.3 million, respectively. For the nine month periods ended September 30, 2003 and 2002, the Company reported net earnings of $30.3 million and $48.2 million, respectively.

Policy charge revenue increased $0.8 million (or 1%) and decreased $16.3 million (or 9%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The current three and nine month period fluctuations in policy charge revenue are primarily due to period-to-period changes in average variable account balances. During the current three month period, average variable account balances increased $0.5 million (or 6%) as compared to the same period in 2002. Conversely, during the nine month period, average variable account balances decreased 985.7 million (or 9%) as compared to the same period in 2002. During the current three and nine month periods, asset-based policy charge revenue increased $1.6 million (or 5%) and decreased $10.3 million (or 9%), respectively, as compared to the same periods in 2002. In addition, during the current three and nine month periods, non-asset based policy charge revenue decreased $0.8 million (or 4%) and $6.0 million (or 9%), respectively, as compared to the same periods in 2002. The decreases in non-asset based policy charge revenue are primarily due to decreases in cost of insurance and withdrawal charges.

Net earnings derived from interest spread decreased $7.8 million (or 44%) and $17.7 million (or 34%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decreases in interest spread are primarily due to the reduction in fixed rate contracts inforce, as well as reductions in invested asset yields resulting from
(i) the generally lower interest rate environment during the current three and nine month periods of 2003 as compared to 2002 and (ii) the increase in credit quality of the portfolio. Additionally, during the current three and nine month periods ended September 30, 2003, interest spread was negatively impacted by a decrease of $1.4 million and $2.7 million in real estate income, respectively, as compared to the same periods in 2002. The Company sold its remaining real estate holding during the fourth quarter 2002.

Net realized investment gains increased $5.3 million and $17.0 million during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The following table provides the changes in net realized investment gains by type for each respective period:

                                    Three Months     Nine Months
  Net Realized Gains                2003 - 2002      2003 - 2002
-----------------------             ------------     -----------
                                          ($ in Millions)
Credit related                        $    2.5         $    7.3        (1)
Trading account                            2.1              5.2        (2)
Interest related                           0.7              4.5        (3)
                                      --------         --------
                                      $    5.3         $   17.0
                                      ========         ========

        (1) Primarily due to decreases in other-than-temporary ("OTT") declines in the carrying value of fixed maturity securities. OTT declines on investments in fixed maturity securities were $6.7 million and $11.9 million during the first nine months of 2003 and 2002, respectively.

        (2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

        (3) Attributable to increases in invested asset market valuations resulting from generally lower interest rates and contracting credit spreads during the current three and nine month periods of 2003 as compared to 2002.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the current three and nine month periods ended September 30, 2003, the market value adjustment expense increased $0.5 million (or 45%) and $1.9 million (or 81%) as compared to the same periods in 2002. The increases are primarily due to the generally lower interest rate environment during the current three and nine month periods of 2003 as compared to 2002. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits decreased $2.7 million (or 17%) and increased $13.0 million (or 33%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease during the current three month period is attributable to a decrease in variable annuity death benefit payments incurred under GMDB provisions for that same period. The increase during the current nine month period is attributable to an increase in variable annuity death benefit payments incurred under GMDB provisions for that same period. As noted above, average variable account balances increased during the current three month period and decreased during the current nine month period as compared to the same periods in 2002.

Reinsurance premium ceded decreased $0.5 million (or 8%) and $1.2 million (or 7%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The decreases are attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs increased $0.4 million (or 3%) and decreased $7.7 million (or 17%) during the current three and nine month periods ended September 30, 2003, respectively, as compared to the same periods in 2002. The current three and nine month period fluctuations in amortization of deferred policy acquisition costs are primarily due to period-to-period changes in policy charge revenue. As noted above, policy charge revenue increased during the current three month period and decreased during the current nine month period as compared to the same periods in 2002.

Insurance expenses and taxes increased $1.3 million (or 11%) and $1.1 million (or 3%) during the current three and nine month periods ended September 30, 2003, as compared to the same periods in 2002. The following table provides the changes in insurance expenses and taxes by type for each respective period:

                                                              Three Months     Nine Months
   Insurance expenses and taxes - net of capitalization       2003 - 2002      2003 - 2002
---------------------------------------------------------     ------------     -----------
                                                                    ($ in Millions)
Asset-based commissions                                         $   1.4          $   1.3      (1)
General insurance expenses                                          0.3             (1.3)     (2)
Taxes, licenses, and fees                                          (0.4)             1.1      (3)
                                                                -------          -------
                                                                $   1.3          $   1.1
                                                                =======          =======

        (1) Reflects the increase in average variable account balances during the current three month period ended September 30, 2003.

        (2) The decrease in general expenses during the current nine month period is primarily due to reductions in employee compensation expense, as well as a decrease in system and technology expenses related to new product development.

        (3) The increase in taxes, licenses, and fees during the current nine month period is primarily due to guaranty fund association refunds received during the first quarter 2002. Guaranty fund association refunds received during the first quarter of 2002 were $1.1 million.

The Company's effective federal income tax rate was 35% during the current three and nine month periods ended September 30, 2003 as compared to 19% and 32%, respectively, during the equivalent periods in 2002. The changes in the effective federal income tax rate during the respective periods are primarily due to certain permanent adjustments recorded in the third quarter 2002. During the three and nine month periods ended September 30, 2002, the Company's current and deferred tax components were significantly impacted by adjustments in tax reserves for guaranteed minimum death benefits. The reserve adjustments resulted in an increased current tax benefit and an increased deferred tax expense during the three and nine month periods ended September 30, 2002.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

The increase in other net revenues and other net earnings during the current three and nine month periods ended September 30, 2003 are primarily due to trading account gains incurred during the first three and nine months of 2003.

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

Date: November 12, 2003

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