Form 10-K
period 2003-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2004-03-29
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

     The Registrant is currently licensed in 49 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. During 2003, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Texas, 10%, Florida, 9%, Pennsylvania, 7%, and New Jersey, 6%, as measured by total contract owner deposits.

     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2003, approximately 10,596 agents of MLLA were authorized to act for the Registrant.

     The Registrant makes available, free of charge, annual reports on Form 10-K and quarterly reports on Form 10-Q. This information is available through the “Financial Reports — Subsidiary Financials” section of the Merrill Lynch & Co. Investor Relations website at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

      During 2003, the Registrant did not pay any dividends. The Registrant received a capital contribution from MLIG of $50,000,000 in 2003. During 2002, the Registrant paid an ordinary dividend of $30,899,000 to MLIG. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant’s financial statements.

     (b)  Not applicable.

     (c)  Not applicable.

Item 6.  Selected Financial Data.

     Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7. Management’s Narrative Analysis of Results of Operations

     This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein for the Registrant (referred to as “Merrill Lynch Life” for purposes of Items 7 and 7A).

     Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch Life’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Business Environment and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending, and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Merrill Lynch Life’s Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch Life does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures Merrill Lynch Life may make in its Quarterly Reports on Form 10-Q.

Business Environment

     Merrill Lynch Life conducts its business in the life insurance and annuity markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging, which favors life insurance and annuity products.

     The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors, and diminishing margins in many mature products and services.

     The financial services industry is also impacted by the regulatory and legislative environment. In 2003, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to corporate governance, auditor independence and disclosure became effective and/or was adopted in their final form. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and the National Association of Securities Dealers), as well as industry participants, continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, mutual fund trading, disclosure practices and auditor independence.

Discontinuance of Variable Life Insurance

     During the first quarter 2003, Merrill Lynch Life discontinued manufacturing its single premium variable life insurance product. As a result, Merrill Lynch Life currently does not manufacture, market, or issue life insurance products. Merrill Lynch Life continues to service all life insurance contracts inforce.

Tax Legislation

     During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “Act”). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These recently enacted tax rate reductions may impact the relative attractiveness of non-qualified annuities.

Economic Environment

     Merrill Lynch Life’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

     Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, Merrill Lynch Life’s financial condition will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact Merrill Lynch Life’s exposure to guaranteed minimum death benefit (“GMDB”) provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB claim payments. GMDB claim payments are recorded as a component of policy benefits.

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

     There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The following table provides the increase (decrease) for each equity market index for the years ended December 31:

	2003	2002

Dow	25.3%	-16.8%
NASDAQ	50.0%	-31.5%
S&P	26.4%	-23.4%

     Despite positive equity market performance during 2003, average separate accounts assets, and in turn, average variable contract owner account balances, were lower as compared to 2002. The average monthly Dow and S&P indices were slightly lower during 2003 as compared to 2002.

     The investment performance of the underlying U.S. equity-based mutual funds supporting Merrill Lynch Life’s variable products do not replicate the returns on any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market.

Medium Term Interest Rates

     Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. See Note 3 to the Financial Statements for the impact of changes in medium term interest rates on the value of investments and liabilities. Also, since Merrill Lynch Life has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by Merrill Lynch Life.

     Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2003, average medium term interest rates decreased approximately 77 basis points to yield, on average, 2.42%. During 2002, average medium term interest rates decreased approximately 68 basis points to yield, on average, 3.19%.

Corporate Credit and Credit Spreads

     Changes in the corporate credit environment directly impact the value of Merrill Lynch Life’s investments, primarily fixed maturity securities. Merrill Lynch Life primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.

     Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments. See Note 3 to the Financial Statements for the impact of changes in credit spreads on the value of investments.

     Merrill Lynch Life defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During 2003, credit spreads contracted approximately 113 basis points and ended the year at 85 basis points. During 2002, credit spreads widened approximately 20 basis point and ended the year at 198 basis points.

Critical Accounting Policies and Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgement and available information. Therefore, actual results could differ and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

     Merrill Lynch Life’s critical accounting policies and estimates are discussed below. See Note 1 to the Financial Statements for additional information regarding accounting policies.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

     The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2003, variable annuities and variable life insurance account for $173.6 million (or 48%) and $178.9 million (or 49%), respectively, of Merrill Lynch Life’s DAC asset.

     DAC for variable annuities is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less a provision for guaranteed minimum death benefit expenses, policy maintenance expenses, and non-capitalized commissions.

     DAC for variable life insurance is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.

     The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. Merrill Lynch Life generally assumes a level long-term rate of net separate accounts growth for all future years. The long-term rate may be adjusted if Merrill Lynch Life’s long-term expectations change. Additionally, Merrill Lynch Life may modify the rate of net separate accounts growth over the short term to reflect Merrill Lynch Life’s near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

     Future gross profit estimates are subject to periodic evaluation by Merrill Lynch Life, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations (“DAC unlocking”). During 2003 and 2002, Merrill Lynch Life reduced earnings by $21.9 million and $27.0 million, respectively, via an increase in amortization of deferred policy acquisition costs. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts return and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Unearned Revenue Liability for Variable Life Insurance

     One of Merrill Lynch Life’s variable life insurance products includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned revenue liability is subject to the same periodic reassessment as DAC.

Other-Than-Temporary Impairment Losses on Investments

     Merrill Lynch Life regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with Merrill Lynch Life’s portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and iii) certain security restructurings. In absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s estimate of the security’s ultimate recovery value. OTT impairment losses result in a permanent reduction of the cost basis of the underlying investment. OTT impairments on investments in fixed maturity securities were $9.1 million and $24.0 million during 2003 and 2002, respectively.

Federal Income Taxes

     Merrill Lynch Life uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. Merrill Lynch Life provides for federal income taxes based on amounts Merrill Lynch Life believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.

     Specific estimates include the realization of the dividend-received deduction (“DRD”) and the foreign tax credit (“FTC”). A portion of Merrill Lynch Life’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, during the current year’s provision, management makes estimates regarding the future deductibility of these items. These estimates are primarily based on recent historic experience. During 2003 and 2002, Merrill Lynch Life reduced its provision for federal income taxes by $5.7 million and $7.8 million, respectively, due to DRD and FTC adjustments.

Recent Developments

New Accounting Pronouncements

     On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for Merrill Lynch Life beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that Merrill Lynch Life currently employs. The adoption of SOP 03-1, which is effective January 1, 2004, will approximately result in a $43.0 million increase in policyholder liabilities and a corresponding pre-tax charge to earnings. The adoption of SOP 03-1 is considered a change in accounting principle.

New Business

     Merrill Lynch Life sells variable and interest-sensitive annuity products through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of Merrill Lynch & Co. Merrill Lynch Life competes for Merrill Lynch & Co.’s clients’ annuity business with unaffiliated insurers whose products are also sold through Merrill Lynch & Co.’s retail network, and with insurers who solicit this business directly. The product lines that Merrill Lynch Life offers are focused in the highly competitive market segment of retirement planning. Merrill Lynch Life competes in this market segment by integrating its products into Merrill Lynch & Co.’s planning-based financial management program.

     Merrill Lynch & Co. offers for sale numerous non-proprietary variable annuity products issued by unaffiliated insurers. Merrill Lynch Life’s market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 18%, 13% and 40% for 2003, 2002 and 2001, respectively.

     Merrill Lynch Life’s financial management is based on conservative investment and liability management and regular monitoring of its risk profile. Merrill Lynch Life also seeks to provide superior customer service and financial management to promote the competitiveness of its products. Merrill Lynch Life’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service center are periodically evaluated based on their performance in meeting these standards.

     Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. Merrill Lynch Life issues three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuities contain a seven year surrender charge period, L-Share variable annuities contain a three year surrender charge period, and C-Share variable annuities have no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. In addition, Merrill Lynch Life also issues modified guaranteed annuity products. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period. Total direct premiums by product type for the three years ended December 31 were as follows:

	(In Millions)			% Change

	2003	2002	2001	2003 - 2002	2002 - 2001

Variable Annuities:
B-Share	$814.4	$300.4	$506.0	171%	-41%
C-Share	88.9	209.9	566.8	-58	-63
L-Share (a)	18.2	65.3	19.4	-72	237

Total Variable Annuities	921.5	575.6	1,092.2	60	-47

Variable Life Insurance	35.6	48.4	79.9	-26	-39
Modified Guaranteed Annuities	13.9	43.2	31.7	-68	36
Other	14.3	11.8	9.9	21	19

Total Direct Premiums	$985.3	$679.0	$1,213.7	45%	-44%

(a)	Merrill Lynch Life’s L-Share variable annuity product was introduced in the fourth quarter 2001.

     During 2003, Merrill Lynch Life’s total direct premiums increased $306.3 million (or 45%) to $985.3 million as compared to 2002. Variable annuity premiums increased $345.9 million (or 60%) to $921.5 million during 2003 as compared to 2002. Management attributes the increase in variable annuity premiums to i) the introduction of a new B-Share variable annuity product and ii) the inclusion of guaranteed living benefit provisions within certain products. The new B-Share variable annuity product is designed for the tax-qualified IRA market and includes a guaranteed living benefit provision. Sales of the new B-Share variable annuity product, which was introduced in the fourth quarter 2002, were $535.8 million and $53.9 million during 2003 and 2002, respectively. Also, during the fourth quarter 2002, Merrill Lynch Life added a guaranteed living benefit provision to its existing B-Share variable annuity. Sales of this product were $278.6 million and $246.5 million, during 2003 and 2002, respectively. Prior to the fourth quarter of 2002 Merrill Lynch Life did not offer guaranteed living benefit provisions on its variable annuity products. Living benefit provisions have increased in popularity due to consumers’ increasing demand for guaranteed benefits. Management believes that the generally decreasing equity markets over the past three years has been the catalyst for this demand. C-Share and L-Share variable annuity premiums, which during 2003 decreased $121.0 million (or 58%) and $47.1 million (or 72%), respectively, do not contain guaranteed living benefit provisions.

     During 2003 variable life insurance premiums decreased $12.8 million (or 26%) to $35.6 million as compared to 2002. The decrease in variable life insurance premiums is primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003.

     Modified guaranteed annuity sales decreased $29.3 million (or 68%) to $13.9 million during 2003 as compared to 2002. The decrease is primarily due to the lower interest rate environment during 2003 as compared to 2002.

Surrenders

     Policy and contract surrenders decreased $88.5 million (or 8%) to $1,079.0 million during 2003 as compared to 2002. During 2003, variable annuity surrenders decreased $77.8 million (or 10%) as compared to 2002 to

$675.3 million. Management attributes the decrease in variable annuity surrenders to the general decline in the equity markets occurring over the past three years whereby variable annuity contract owners are less inclined to give up contracts in which GMDB provisions are in excess of the variable account balance. In addition, modified guaranteed annuity surrenders decreased $34.8 million (or 25%) as compared to 2002 to $104.5 million. Management also attributes the decrease in modified guaranteed annuity surrenders to the general decline in the equity markets occurring over the past three years, whereby modified guaranteed annuity contract owners have less incentive to give up guaranteed income. Partially offsetting the decreases in variable annuity and modified guaranteed annuity surrenders was an increase in variable life surrenders, which increased $28.9 million (or 13%) to $254.3 million as compared to 2002. The increase in variable life surrenders primarily represents movement by contract owners to other unaffiliated insurance products. As previously noted, Merrill Lynch Life no longer manufactures variable life insurance products.

Financial Condition

     At December 31, 2003, Merrill Lynch Life’s assets were $14.6 billion, or $1.5 billion higher than the $13.1 billion in assets at December 31, 2002 primarily due to a increase in separate accounts assets. Separate accounts assets increased $1.7 billion (or 18%) to $10.7 billion. Changes in separate accounts assets during each quarter of 2003 were as follows:

	1Q03	2Q03	3Q03	4Q03	Total

	(In Millions)
Investment performance - Variable products	$(171.0)	$948.2	$272.0	$944.1	$1,993.3
Net cash outflow - Variable products	(99.7)	(36.3)	(59.2)	(140.1)	(335.3)
Net change in seed money	(0.3)	0.2	(1.2)	0.4	(0.9)

Net increase (decrease)	$(271.0)	$912.1	$211.6	$804.4	$1,657.1

     During 2003, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits by $410.6 million. The components of contract owner transactions were as follows:

2003

(In Millions)
Premiums collected	$985.3
Internal tax-free exchanges	(48.9)

Net contract owner deposits	936.4
Contract owner withdrawals	1,255.2
Net transfers from separate accounts	91.8

Net contract owner withdrawals	1,347.0

Net contract owner activity	$(410.6)

     Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life has no mortgage or real estate holdings and its investment in non-investment grade fixed maturity securities are below the industry average. The following schedule identifies Merrill Lynch Life’s general account invested assets by type:

Investment Grade Fixed Maturity Securities (Rated A or higher)	40%
Policy Loans	32%
Investment Grade Fixed Maturity Securities (Rated BBB)	22%
Non-Investment Grade Fixed Maturity Securities	3%
Equity Securities	2%
Trading Account Securities	1%

100%

     At December 31, 2003 and 2002, approximately $97.9 million (or 5%) and $114.7 million (or 6%), respectively, of Merrill Lynch Life’s fixed maturity securities were considered non-investment grade. Merrill Lynch Life defines non-investment grade as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BB+ or lower (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on Merrill Lynch Life’s portfolio as Merrill Lynch Life does not purchase non-investment grade securities. Also, as of December 31, 2003, approximately $177.0 million (or 8%) of Merrill Lynch Life’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s, compared to $233.6 million (or 13%) of fixed maturity securities as of December 31, 2002. Merrill Lynch Life closely monitors such investments. The reductions in non-investment grade and BBB- holdings are attributable to management actions taken during 2003 to improve the overall credit quality of the fixed maturity security portfolio.

     Merrill Lynch Life’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $20.3 million and $41.3 million at December 31, 2003 and 2002, respectively. At December 31, 2003, approximately 94% of Merrill Lynch Life’s CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

     At December 31, 2003, Merrill Lynch Life had 28,969 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.32% during 2003. Invested assets supporting liabilities with interest rate guarantees had an estimated average effective yield of 5.37% during 2003. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 2,968 (or 9%) as compared to 2002.

     Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2003, Merrill Lynch Life’s estimated net liability for future guaranty fund assessments was $7.1 million. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Liquidity and Capital Resources

     Merrill Lynch Life’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2003, Merrill Lynch Life’s assets included $2.2 billion of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

     In order to continue to issue annuity products, Merrill Lynch Life must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves for new business in some cases may initially exceed the statutory revenues attributable to such business. These practices result in a reduction of statutory income and surplus at the time of recording new business.

     The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2003 and 2002, based on the RBC formula, Merrill Lynch Life’s total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

     Merrill Lynch Life receives claims paying ability ratings from Standard and Poors and A.M. Best. At December 31, 2003, Merrill Lynch Life received ratings from Standard and Poors and A.M. Best of “A+” and “A”, respectively.

     Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks Merrill Lynch Life assumes, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid cash dividends of $30.9 million to MLIG during 2002. No dividends were paid during 2003 or 2001. Merrill Lynch Life received a $50.0 million capital contribution from its parent during 2003.

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

     During June 2003, Merrill Lynch Life and Merrill Lynch & Co. executed a “keepwell” agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in Merrill Lynch Life in excess of minimum regulatory capital requirements.

Contractual Obligations

     During 2000, Merrill Lynch Life committed to participate in a limited partnership. As of December 31, 2003, $4.3 million had been advanced towards the Merrill Lynch Life’s $10.0 million commitment to the limited partnership.

Results of Operations

     Merrill Lynch Life’s gross earnings are principally derived from two sources:

•	the charges imposed on variable annuity and variable life insurance contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

     The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which Merrill Lynch Life anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, Merrill Lynch Life incurs expenses associated with the maintenance of inforce contracts.

2003 compared to 2002

     Merrill Lynch Life recorded net earnings of $41.5 million and $47.9 million for 2003 and 2002, respectively.

     Policy charge revenue decreased $10.1 million (or 4%) to $228.9 million during 2003 as compared to $239.0 million in 2002. During 2003, asset-based policy charge revenue decreased $5.4 million (or 4%). The decrease in asset-based policy charge revenue is attributable to lower average variable account balances. During the same comparative period, average variable account balances decreased $429.1 million (or 4%). In addition, non-asset based policy charge revenue decreased $4.7 million (or 5%) during 2003 as compared to 2002 primarily due to a decrease in cost of insurance charges on variable life insurance contracts. The decrease in cost of insurance charges is primarily due to the decrease in life insurance inforce.

     Net earnings derived from interest spread decreased $20.0 million (or 30%) to $45.7 million during 2003 as compared to $65.7 million in 2002. The decrease in interest spread is primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from (i) the lower interest rate environment during 2003 as compared to 2002 and (ii) the increase in credit quality of the portfolio. Additionally, during 2003, net earnings derived from interest spread were negatively impacted by a $3.2 million decrease in real estate income. Merrill Lynch Life sold its remaining real estate holding during the fourth quarter of 2002.

     Merrill Lynch Life experienced net realized investment gains (losses) of $1.0 million and ($9.1) million during 2003 and 2002, respectively. The following table provides net realized investment gains (losses) by type:

Realized Gains (Losses)	2003	2002	Difference

	(In Millions)
Interest related gains	$9.6	$32.1	$(22.5)	(1)
Credit related losses	(12.3)	(42.6)	30.3	(2)
Trading account	3.7	(2.1)	5.8	(3)
Real estate	—	3.5	(3.5)	(4)

	$1.0	$(9.1)	$10.1

(1)	Primarily due to decreased invested asset sales during 2003.

(2)	Reflective of the generally stronger corporate credit environment during 2003 as compared to 2002.

(3)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(4)	Merrill Lynch Life sold its remaining real estate holding during 2002.

     The market value adjustment expense is attributable to a contract provision in Merrill Lynch Life’s modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2003, the market value adjustment expense increased $1.1 million (or 30%) to $4.8 million as compared to $3.7 million in 2002. The increase is primarily due to the lower interest rate environment during 2003 as compared to 2002. The market value adjustment expense has an inverse relationship to changes in interest rates.

     Policy benefits increased $6.6 million (or 11%) to $64.6 million during 2003 as compared to $58.0 million in 2002 primarily due to increased variable annuity death benefit payments incurred under GMDB provisions.

     Amortization of deferred policy acquisition costs decreased $24.7 million (or 24%) to $76.4 million during 2003 as compared to $101.1 million in 2002. Excluding the impact of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above, amortization of deferred policy acquisition costs decreased $19.6 million as compared to 2002. This decrease is primarily due to the decreases in interest-related realized gains and policy charge revenue.

     Insurance expenses and taxes increased $4.1 million (or 8%) to $52.0 million during 2003 as compared to $47.9 million in 2002. The following table provides the changes in insurance expenses and taxes by type for each respective period:

Insurance expenses and taxes - net of capitalization	2003	2002	Difference

	($ in Millions)
Commissions	$23.1	$20.1	$3.0	(1)
General insurance expenses	28.6	28.4	0.2
Taxes, licenses, and fees	0.3	(0.6)	0.9	(2)

	$52.0	$47.9	$4.1

(1)	The increase in commissions is primarily due to increases in variable annuity asset-based commissions.

(2)	The increase in taxes, licenses, and fees is primarily due to guaranty fund association refunds received during 2002. Guaranty fund association refunds received during the first quarter of 2002 were $1.1 million.

     Merrill Lynch Life’s effective federal income tax rate increased to 25% for 2003 from 22% for 2002 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above. Also, during 2003, deferred tax components have been significantly impacted by fluctuations in GMDB tax reserves. The reserve fluctuations have resulted in a decreased deferred tax expense during 2003 as compared to 2002.

2002 compared to 2001

     Merrill Lynch Life recorded net earnings of $47.9 million and $78.2 million for 2002 and 2001, respectively.

     Policy charge revenue decreased $14.8 million (or 6%) to $239.0 million during 2002 as compared to $253.8 million in 2001. The decrease in policy charge revenue is primarily attributable to reductions in asset-based policy charge revenue collected on variable account balances. Variable annuity and variable life asset-based policy charge revenue decreased $14.6 million (or 11%) and $3.8 million (or 14%), respectively, generally consistent with decreases in average variable account balances for those products. Asset-based policy charge revenue was favorably impacted by increases in rates charged to unaffiliated fund investment managers for administrative services. Non-asset based policy charge revenue increased $3.6 million (or 4%) during 2002 as compared to 2001.

     Net earnings derived from interest spread decreased $3.1 million (or 4%) to $65.7 million during 2002 as compared to $68.8 million in 2001. The decrease in interest spread is primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the lower interest rate environment as compared to 2001. Net earnings derived from interest spread were favorably impacted by a $2.3 million increase in real estate income.

     Merrill Lynch Life experienced net realized investment losses of $9.1 million and $13.8 million during 2002 and 2001, respectively. The following table provides net realized investment gains (losses) by type:

Realized Gains (Losses)	2002	2001	Difference

	(In Millions)
Interest related gains	$32.1	$4.4	$27.7	(1)
Credit related losses	(42.6)	(16.8)	(25.8	) (2)
Trading account	(2.1)	(1.4)	(0.7	) (3)
Real estate	3.5	—	3.5	(4)

	$(9.1)	$(13.8)	$4.7

(1)	The increase in interest related gains is primarily attributable to increases in invested asset market valuations resulting from the lower interest rate environment as compared to 2001.

(2)	The increase in credit related losses is due to the generally weak corporate credit environment during 2002.

(3)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities will generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(4)	Merrill Lynch Life sold one property during 2002 that resulted in a $3.5 million gain.

     The market value adjustment expense is attributable to a contract provision in Merrill Lynch Life’s modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2002, the market value adjustment expense increased $1.4 million (or 60%) to $3.7 million as compared to $2.3 million in 2001. The increase is primarily due to the lower interest rate environment during 2002 as compared to 2001. The market value adjustment expense has an inverse relationship to changes in interest rates.

     Policy benefits increased $20.3 million (or 54%) to $58.1 million during 2002 as compared to $37.8 million in 2001 primarily due to increased variable annuity death benefit payments incurred under GMDB provisions.

     Reinsurance premium ceded decreased $1.4 million (or 6%) to $23.1 million during 2002 as compared to $24.5 million in 2001. The decrease is attributable to the decrease in life insurance inforce.

     Amortization of deferred policy acquisition costs increased $41.8 million (or 70%) to $101.1 million during 2002 as compared to $59.3 million in 2001 primarily due to period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Excluding DAC unlocking, amortization of deferred policy acquisition costs increased $12.1 million as compared to 2001 primarily due to the increase in interest related realized gains.

     Insurance expenses and taxes decreased $17.8 million (or 27%) to $47.9 million during 2002 as compared to $65.7 million in 2001. The decrease in insurance expenses and taxes is primarily due to i) cost savings resulting from Merrill Lynch Life’s consolidation of its life and annuity policy administration service centers, which was completed during the third quarter 2001, ii) reductions in employee compensation expense, and iii) reductions in asset-based commissions resulting from decreased average variable account balances.

     Merrill Lynch Life’s effective federal income tax rate decreased to 22% for 2002 from 34% for 2001 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above. Also during 2002, Merrill Lynch Life’s current and deferred tax components have been significantly impacted by fluctuations in GMDB tax reserves. The reserve fluctuations have resulted in an increased current tax benefit and an increased deferred tax expense during 2002 as compared to 2001.

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

Segment	2003	2002	2001

	(In Millions)
Life Insurance	$21.0	$23.2	$26.0
Annuities	14.8	24.4	51.4
Other	5.7	0.3	0.8

     The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life’s consolidated financial condition and results of operations presented herein.

     OTT losses on investments by segment were as follows:

Segment	2003	2002	2001

	(In Millions)
Life Insurance	$7.1	$4.6	$1.8
Annuities	2.0	15.7	9.4
Other	—	3.7	—

     Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2003.

Inflation

     Merrill Lynch Life’s operations have not been materially impacted by inflation and changing prices during the preceding three years.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Market risk is the potential change in a financial instrument’s value caused by fluctuations in certain underlying risk factors. Merrill Lynch Life is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices. Merrill Lynch Life utilizes an integrated approach to manage financial market risks including a comprehensive asset / liability management process, product design, and reinsurance programs.

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

     The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value

Change in Interest Rates	2003	2002

	(In Millions)
+ 100 basis points	($22.6)	($2.1)
+ 50 basis points	($10.7)	($0.3)
+ 10 basis points	($2.1)	—
- 10 basis points	$1.9	$0.3
- 50 basis points	$9.0	$1.7
- 100 basis points	$16.9	$4.2

     The change in fair value fluctuations resulting from hypothetical changes in interest rates at December 31, 2003 as compared to 2002 is primarily due to the investment of excess cash in longer duration securities. At December 31, 2003 amortized cost on investments increased $230.1 million (or 12%) as compared to 2002.

     Merrill Lynch Life’s model is based on existing business inforce as of the year ended 2003 without considering the impact of new annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

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

     The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value

Change in Credit Spreads	2003	2002

	(In Millions)
+ 50 basis points	($39.2)	($32.1)
+ 10 basis points	($7.8)	($6.4)
- 10 basis points	$7.7	$6.2
- 50 basis points	$38.4	$31.1

     Merrill Lynch Life’s model is based on existing business inforce as of the year ended 2003 without considering the impact of new annuity sales on assets. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

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

Credit Risk

     Credit risk represents the loss that Merrill Lynch Life would incur if an issuer fails to perform its contractual obligations and the value of the security held has been impaired or is deemed worthless. Merrill Lynch Life manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities. In addition, Merrill Lynch Life establishes tolerance limits for exposure in any one issuer for prospective investments.

Equity Price Risk

     Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. Merrill Lynch Life manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact Merrill Lynch Life in the following ways:

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

      In 2002, Registrant formed a Disclosure Committee to assist with the monitoring and evaluation of our disclosure controls and procedures. Registrant’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of Registrant’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that Registrant’s disclosure controls and procedures are effective.

      In addition, no change in Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

PART III

     Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. Principal Accountant Fees and Services.

Pre-Approval of Services Provided by the Registrant’s Independent Auditor

Consistent with SEC rules regarding auditor independence, the Audit Committee has established a policy governing the provision of audit and non-audit services to the Registrant.

Pursuant to this policy, the Audit Committee will consider annually and, if appropriate, approve the provision of all audit services to the Registrant by the independent auditor. The Audit Committee will also consider and, if appropriate, pre-approve the provision by the independent auditor of services that fit within the following categories of permitted non-audit services within a specified dollar limit.

•	Audit services include audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

•	Tax services include all services performed by the independent auditor’s tax personnel.

•	All Other services include all other miscellaneous services not captured in the other two categories that are not prohibited services, as defined by the SEC, and that the Audit Committee believes will not impair the independence of the independent auditor.

Any proposed engagement of the independent auditor that does not fit within one of the pre-approved categories of service or is not within the established fee limits must be pre-approved by the Audit Committee.

The Audit Committee has delegated pre-approval authority to the Chair of the Audit Committee in time sensitive cases. The exercise of such authority must be reported to the Audit Committee at its next regularly scheduled meeting. The Audit Committee regularly reviews summary reports detailing all services (and related fees and expenses) being provided to the Registrant by the independent auditor.

Fees Paid to the Registrant’s Independent Auditor

     The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2003 and 2002 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2003	2002

Audit (1)	$649,631	$570,621
Tax (2)	6,129	5,383
All Other (3)	25,195	22,131

Total	$680,955	$598,135

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(3)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 1, 2004.
b.	Balance Sheets at December 31, 2003 and 2002.
c.	Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2003, 2002 and 2001.
f.	Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001.
g.	Notes to Financial Statements for the Years Ended December 31, 2003, 2002 and 2001.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

23.1	Written consent of Deloitte & Touche, LLP, independent auditors, is filed herewith.
24.1	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)
24.2	Power of attorney of H. McIntyre Gardner. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

24.3	Power of attorney of Nikos K. Kardassis. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.)

24.4	Power of attorney of Christopher J. Grady. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

24.5	Power of attorney of Deborah J. Adler is filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

(b)	Reports on Form 8-K.
No reports on Form 8-K have been filed during the last quarter of the fiscal year ended December 31, 2003.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2003 and 2002
Statements of Earnings for the Years Ended December 31, 2003, 2002 and 2001
Statements of Comprehensive Income for the Years Ended December 31, 2003, 2002 and 2001
Statements of Stockholder’s Equity for the Years Ended December 31, 2003, 2002 and 2001
Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001
Notes to Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

The Board of Directors of
Merrill Lynch Life Insurance Company:

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the “Company”), a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc., as of December 31, 2003 and 2002, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche, LLP
New York, New York

March 1, 2004

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except common stock par value and shares)

ASSETS	2003	2002

INVESTMENTS:
Fixed maturity securities, at estimated fair value (amortized cost: 2003 - $2,108,310; 2002 - $1,844,077)	$2,157,127	$1,856,732
Equity securities, at estimated fair value (cost: 2003 - $78,816; 2002 - $112,903)	82,469	105,430
Trading account securities, at estimated fair value	26,186	21,949
Limited partnerships, at cost	11,880	12,150
Policy loans on insurance contracts	1,086,537	1,143,663

Total Investments	3,364,199	3,139,924
CASH AND CASH EQUIVALENTS	75,429	312,217
ACCRUED INVESTMENT INCOME	63,565	63,603
DEFERRED POLICY ACQUISITION COSTS	364,414	404,220
FEDERAL INCOME TAXES — CURRENT	—	39,905
REINSURANCE RECEIVABLES	6,004	8,197
AFFILIATED RECEIVABLES — NET	696	3,040
RECEIVABLES FROM SECURITIES SOLD	1,349	10,072
OTHER ASSETS	36,246	37,399
SEPARATE ACCOUNTS ASSETS	10,736,343	9,079,285

TOTAL ASSETS	$14,648,245	$13,097,862

See accompanying notes to financial statements	(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2003 AND 2002
(Dollars in thousands, except common stock par value and shares)

LIABILITIES AND STOCKHOLDER'S EQUITY	2003	2002

LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholders’ account balances	$2,887,937	$3,084,042
Claims and claims settlement expenses	101,718	98,526

Total policyholder liabilities and accruals	2,989,655	3,182,568
OTHER POLICYHOLDER FUNDS	12,915	11,815
LIABILITY FOR GUARANTY FUND ASSESSMENTS	7,139	7,221
FEDERAL INCOME TAXES — DEFERRED	31,965	67,304
FEDERAL INCOME TAXES — CURRENT	21,182	—
PAYABLES FOR SECURITIES PURCHASED	683	19,635
UNEARNED POLICY CHARGE REVENUE	107,761	113,774
OTHER LIABILITIES	3,480	6,033
SEPARATE ACCOUNTS LIABILITIES	10,730,601	9,072,606

Total Liabilities	13,905,381	12,480,956

STOCKHOLDER’S EQUITY:
Common stock ($10 par value; authorized: 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	397,324	347,324
Retained earnings	331,575	290,092
Accumulated other comprehensive income (loss)	11,465	(23,010)

Total Stockholder’s Equity	742,864	616,906

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,648,245	$13,097,862

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001

REVENUES:
Policy charge revenue	$228,878	$239,030	$253,837
Net investment income	174,662	207,064	221,872
Net realized investment gains (losses)	987	(9,056)	(13,844)

Total Revenues	404,527	437,038	461,865

BENEFITS AND EXPENSES:
Interest credited to policyholders’ account balances	128,958	141,373	153,111
Market value adjustment expense	4,806	3,683	2,296
Policy benefits (net of reinsurance recoveries:
2003 - $17,641; 2002 - $14,620; 2001 - $16,562)	64,631	58,060	37,773
Reinsurance premium ceded	22,599	23,131	24,535
Amortization of deferred policy acquisition costs	76,402	101,118	59,335
Insurance expenses and taxes	52,003	47,932	65,700

Total Benefits and Expenses	349,399	375,297	342,750

Net Earnings Before Federal Income Tax Provision	55,128	61,741	119,115

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	67,547	(41,505)	23,002
Deferred	(53,902)	55,301	17,875

Total Federal Income Tax Provision	13,645	13,796	40,877

NET EARNINGS	$41,483	$47,945	$78,238

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001

NET EARNINGS	$41,483	$47,945	$78,238

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gains on available-for-sale securities and investments in separate accounts:
Net unrealized holding gains (losses) arising during the period	46,905	(1,799)	32,328
Reclassification adjustment for losses included in net earnings	3,286	11,494	12,600

Net unrealized gains on investment securities	50,191	9,695	44,928
Adjustments for:
Policyholder liabilities	6,302	(15,214)	(9,498)
Deferred policy acquisition costs	(3,455)	9	(15,551)
Deferred federal income taxes	(18,563)	1,928	(6,958)

Total other comprehensive income (loss), net of tax	34,475	(3,582)	12,921

COMPREHENSIVE INCOME	$75,958	$44,363	$91,159

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder's
	stock	capital	earnings	income (loss)	equity

BALANCE, JANUARY 1, 2001	$2,500	$347,324	$194,808	$(32,349)	$512,283
Net earnings			78,238		78,238
Other comprehensive income, net of tax				12,921	12,921

BALANCE, DECEMBER 31, 2001	2,500	347,324	273,046	(19,428)	603,442
Cash dividend paid to parent			(30,899)		(30,899)
Net earnings			47,945		47,945
Other comprehensive loss, net of tax				(3,582)	(3,582)

BALANCE, DECEMBER 31, 2002	2,500	347,324	290,092	(23,010)	616,906
Capital contribution from parent		50,000			50,000
Net earnings			41,483		41,483
Other comprehensive income, net of tax				34,475	34,475

BALANCE, DECEMBER 31, 2003	$2,500	$397,324	$331,575	$11,465	$742,864

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001

Cash Flows From Operating Activities:
Net earnings	$41,483	$47,945	$78,238
Noncash items included in earnings:
Amortization of deferred policy acquisition costs	76,402	101,118	59,335
Capitalization of policy acquisition costs	(40,051)	(34,391)	(51,736)
Amortization (accretion) of investments	9,883	2,406	(1,033)
Interest credited to policyholders’ account balances	128,958	141,373	153,111
Provision (benefit) for deferred Federal income tax	(53,902)	55,301	17,875
(Increase) decrease in operating assets:
Accrued investment income	38	6,281	1,117
Federal income taxes — current	39,905	(39,905)	—
Reinsurance receivables	2,193	1,231	(6,338)
Affiliated receivables — net	2,344	(3,040)	667
Other	1,153	4,513	(1,298)
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	3,192	3,506	9,347
Other policyholder funds	1,100	(2,424)	(3,439)
Liability for guaranty fund assessments	(82)	(1,228)	(1,801)
Federal income taxes — current	21,182	(5,522)	388
Affiliated payables — net	—	(3,736)	3,736
Unearned policy charge revenue	(6,013)	98	12,494
Other	(2,553)	(1,561)	(24,695)
Other operating activities:
Net realized investment (gains) losses	(987)	9,056	13,844

Net cash and cash equivalents provided by operating activities	224,245	281,021	259,812
Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	312,514	817,498	278,420
Maturities of available-for-sale securities	533,534	360,062	342,148
Purchases of available-for-sale securities	(1,097,868)	(988,168)	(511,122)
Trading account securities	(559)	(456)	(214)
Sales of real estate held-for-sale	—	22,900	—
Sales of limited partnerships	470	—	1,000
Purchases of limited partnerships	(200)	(880)	(1,857)
Policy loans on insurance contracts	57,126	50,815	(788)
Recapture of investment in separate accounts	3,015	1,785	—
Investment in separate accounts	(304)	(3,554)	(1,009)

Net cash and cash equivalents provided by (used in) investing activities	(192,272)	260,002	106,578

See accompanying notes to financial statements	(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(Dollars in thousands)

	2003	2002	2001

Cash Flows From Financing Activities:
Proceeds from (payments for):
Capital contribution received from (cash dividend paid to) parent	$50,000	$(30,899)	$—
Policyholder deposits (excludes internal policy replacement deposits)	936,437	640,103	1,090,788
Policyholder withdrawals (including transfers to/from separate accounts)	(1,255,198)	(968,439)	(1,419,479)

Net cash and cash equivalents used in financing activities	(268,761)	(359,235)	(328,691)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(236,788)	181,788	37,699
CASH AND CASH EQUIVALENTS
Beginning of year	312,217	130,429	92,730

End of year	$75,429	$312,217	$130,429

Supplementary Disclosure of Cash Flow Information:
Cash paid to affiliates for:
Federal income taxes	$6,460	$3,922	$22,614
Interest	197	125	639

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

The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.

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

Certain reclassifications and format changes have been made to prior year amounts to conform to the current year presentation.

Revenue Recognition: Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain benefit guarantees selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Revenues for variable life insurance contracts consist of policy charges for i) mortality and expense risks, ii) cost of insurance fees, iii) amortization of front-end and deferred sales charges, and iv) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. The Company does not currently manufacture variable life insurance contracts.

Revenues for interest-sensitive annuity contracts (market value adjusted annuities and immediate annuities) and interest-sensitive life insurance contracts (single premium whole life insurance, which is not currently marketed) consist of i) investment income, ii) gains (losses) on the sale of invested assets, and iii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.

Investments: The Company’s investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and iii) certain security restructurings. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s estimate of the security’s ultimate recovery value. Management bases this determination on the most recent information available.

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

Certain fixed maturity and equity securities are considered non-investment grade. The Company defines non-investment grade securities as unsecured debt obligations or equity positions that have a rating equivalent to Standard and Poor’s (or similar rating agency) BB+ or lower.

Investments in limited partnerships are carried at cost.

Policy loans on insurance contracts are stated at unpaid principal balances.

Deferred Policy Acquisition Costs: Certain policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of deferred policy acquisition costs.

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

During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provided for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Payments made for contingent ceding commissions were capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a reconciliation of the acquisition costs related to this reinsurance agreement for the years ended December 31:

	2003	2002	2001

Beginning balance	$81,425	$95,869	$105,503
Capitalized amounts	—	—	147
Interest accrued	6,107	7,190	7,913
Amortization	(18,243)	(21,634)	(17,694)

Ending balance	$69,289	$81,425	$95,869

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2004	$4,647
2005	$5,045
2006	$5,875
2007	$5,629
2008	$5,612

Separate Accounts: Assets and liabilities of Separate Accounts, representing net deposits and accumulated net investment earnings less fees, held primarily for the benefit of contract owners, are shown as separate captions in the Balance Sheets. Separate Accounts are established in conformity with Arkansas State Insurance law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to general claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. At December 31, 2003 and 2002, the Company’s Separate Accounts assets exceeded Separate Accounts liabilities by $5,742 and $6,679, respectively. This excess represents the Company’s temporary investment in certain Separate Accounts investment divisions that were made to facilitate the establishment of those investment divisions.

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

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 4 to the financial statements for further information.

The Company is generally subject to taxes on premiums and, in substantially all states, is exempt from state income taxes.

Unearned Policy Charge Revenue: Certain variable life insurance products contain policy charges that are assessed at policy issuance. These policy charges are deferred and amortized into policy charge revenue based on the estimated future gross profits for each group of contracts. The Company records a liability equal to the unamortized balance of these policy charges.

Accounting Pronouncements: On April 30, 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS’’) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statements of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Financial Statements.

On July 7, 2003, the American Institute of Certified Public Accountants issued Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP provides guidance on accounting and reporting by insurance companies for certain nontraditional long-duration contracts and for separate accounts. The SOP is effective for financial statements for the Company beginning in 2004. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a specified reserve methodology that is different from the methodology that the Company currently employs. The adoption of SOP 03-1, which is effective January 1, 2004, will approximately result in a $43.0 million increase in policyholder liabilities and a corresponding pre-tax charge to earnings. The adoption of SOP 03-1 is considered a change in accounting principle.

In November of 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, as it relates to disclosures for SFAS 115 securities. In addition to the disclosures already required by SFAS 115, EITF Issue 03-01 requires both quantitative and qualitative disclosures for marketable equity and debt securities. The new disclosure requirements are required to be applied to financial statements for fiscal years ending after December 15, 2003. See Note 3 to the Financial Statements for these disclosures.

On December 31, 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation. SFAS No. 148 permits three alternative methods for a voluntary transition to the fair value-based method for those entities that adopt the standard prior to the end of fiscal year-end 2003. Beginning in 2004, SFAS No. 148 eliminates prospective application as a method of adoption for reporting stock-based compensation, but continues to permit modified prospective application, which requires the fair value of all unvested awards to be amortized over the remaining service period, as well as restatement of prior years’ expense. The transition guidance and disclosure provisions of SFAS No. 148 were effective for fiscal years ending after December 15, 2002. Merrill Lynch & Co. intends to adopt the fair value method of accounting for stock-based compensation under SFAS No. 123 in 2004 using the retroactive restatement method permitted under SFAS No. 148. This will result in additional allocated compensation expense to the Company. The allocation of additional compensation expense is not expected to have a material impact on the Company’s Financial Statements.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

	2003	2002

Assets:
Fixed maturity securities(1)	$2,157,127	$1,856,732
Equity securities(1)	82,469	105,430
Trading account securities(1)	26,186	21,949
Limited partnerships(2)	11,880	12,150
Policy loans on insurance contracts(3)	1,086,537	1,143,663
Cash and cash equivalents(4)	75,429	312,217
Separate Accounts assets(5)	10,736,343	9,079,285

Total financial instruments	$14,175,971	$12,531,426

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2003 and 2002, securities without a readily ascertainable market value, having an amortized cost of $262,302 and $292,466, had an estimated fair value of $270,731 and $283,064, respectively.

(2)	The Company has investments in three limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value as equal to cost based on the review of the underlying investments of the partnerships.

(3)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(4)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(5)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

	2003

	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate debt securities	$2,003,958	$59,352	$12,349	$2,050,961
U.S. Government and agencies	69,346	1,752	646	70,452
Mortgage-backed securities	18,999	1,329	1	20,327
Foreign governments	11,953	345	1,106	11,192
Municipals	4,054	141	—	4,195

Total fixed maturity securities	$2,108,310	$62,919	$14,102	$2,157,127

Equity securities:
Non-redeemable preferred stocks	$78,816	$3,916	$263	$82,469

	2002

	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

Fixed maturity securities:
Corporate debt securities	$1,705,862	$49,304	$39,971	$1,715,195
U.S. Government and agencies	74,309	2,706	356	76,659
Mortgage-backed securities	38,581	2,711	2	41,290
Foreign governments	12,955	300	2,380	10,875
Municipals	12,370	343	—	12,713

Total fixed maturity securities	$1,844,077	$55,364	$42,709	$1,856,732

Equity securities:
Non-redeemable preferred stocks	$112,903	$1,395	$8,868	$105,430

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity and equity securities have been in a continuous unrealized loss position at December 31, 2003 were:

	Less than 12 Months		More than 12 Months		Total

	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Fixed Maturity Securities:
Corporate debt securities	$365,765	$5,934	$93,749	$6,415	$459,514	$12,349
U.S. Government and agencies	18,458	646	—	—	18,458	646
Foreign governments	7,873	1,106	—	—	7,873	1,106
Mortgage-backed securities	—	—	93	1	93	1
Equity securities:
Non-redeemable preferred stocks	—	—	6,909	263	6,909	263

Total temporarily impaired securities	$392,096	$7,686	$100,751	$6,679	$492,847	$14,365

Unrealized losses primarily relate to corporate debt securities rated BBB or higher and are due to price fluctuations as a result of changes in interest rates. These investments are not considered other-than-temporarily impaired since based on the most recent available information the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

Realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value were $9,139, $23,997 and $11,153 for the years ended December 31, 2003, 2002, and 2001 respectively.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003 by contractual maturity were:

		Estimated
	Amortized	Fair
	Cost	Value

Fixed maturity securities:
Due in one year or less	$201,721	$204,855
Due after one year through five years	1,302,540	1,332,162
Due after five years through ten years	430,129	444,803
Due after ten years	154,921	154,980

	2,089,311	2,136,800
Mortgage-backed securities	18,999	20,327

Total fixed maturity securities	$2,108,310	$2,157,127

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2003 by rating agency equivalent were:

		Estimated
	Amortized	Fair
	Cost	Value

AAA	$445,444	$452,068
AA	225,214	225,586
A	633,833	648,769
BBB	703,750	732,823
Non-investment grade	100,069	97,881

Total fixed maturity securities	$2,108,310	$2,157,127

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders’ account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) at December 31 were as follows:

	2003	2002

Assets:
Fixed maturity securities	$48,817	$12,655
Equity securities	3,653	(7,473)
Deferred policy acquisition costs	260	3,715
Separate Accounts assets	(341)	(3,244)

	52,389	5,653

Liabilities:
Policyholders’ account balances	34,750	41,052
Federal income taxes — deferred	6,174	(12,389)

	40,924	28,663

Stockholder’s equity:
Accumulated other comprehensive income (loss)	$11,465	$(23,010)

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2003	2002	2001

Proceeds	$312,514	$817,498	$278,420
Gross realized investment gains	13,380	37,899	4,913
Gross realized investment losses	16,071	48,294	17,320

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds received for gross realized investment losses from the sale of available-for-sale securities were $65,451, $140,742 and $60,640 for the years ended December 31, 2003, 2002, and 2001, respectively.

The Company had investment securities with a carrying value of $25,570 and $26,307 that were deposited with insurance regulatory authorities at December 31, 2003 and 2002, respectively.

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income arose from the following sources for the years ended December 31:

	2003	2002	2001

Fixed maturity securities	$107,940	$128,962	$139,285
Equity securities	9,162	12,624	15,303
Real estate held-for-sale	—	3,220	924
Limited partnerships	28	24	39
Policy loans on insurance contracts	58,157	61,390	62,695
Cash and cash equivalents	2,155	2,912	7,578
Other	233	1,200	335

Gross investment income	177,675	210,332	226,159
Less investment expenses	(3,013)	(3,268)	(4,287)

Net investment income	$174,662	$207,064	$221,872

Net realized investment gains (losses), for the years ended December 31 were as follows:

	2003	2002	2001

Fixed maturity securities	$(1,167)	$(11,416)	$(12,035)
Equity securities	(395)	1,021	(372)
Trading account securities	3,678	(2,143)	(1,437)
Real estate held-for-sale	—	3,453	—
Investment in Separate Accounts	(1,129)	29	—

Net realized investment gains (losses)	$987	$(9,056)	$(13,844)

The Company maintains a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings gains (losses) on trading account securities included in net realized investment gains (losses) were $1,663, ($515) and $462 at December 31, 2003, 2002 and 2001, respectively.

NOTE 4. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2003	2002	2001

Provision for income taxes computed at Federal statutory rate	$19,295	$21,609	$41,690
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(3,478)	(7,782)	(1,024)
Foreign tax credit	(2,172)	(31)	(310)
Non-deductible fees	—	—	521

Federal income tax provision	$13,645	$13,796	$40,877

The Federal statutory rate for each of the three years ended December 31, 2003 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	2003	2002	2001

Policyholders’ account balances	$(45,837)	$72,680	$19,520
Deferred policy acquisition costs	(8,582)	(18,789)	(2,336)
Liability for guaranty fund assessments	29	430	630
Investment adjustments	488	980	61

Deferred Federal income tax provision (benefit)	$(53,902)	$55,301	$17,875

Deferred tax assets and liabilities as of December 31 are determined as follows:

	2003	2002

Deferred tax assets:
Policyholders’ account balances	$66,815	$20,978
Liability for guaranty fund assessments	2,498	2,527
Investment adjustments	985	1,473
Net unrealized investment loss on investment securities	—	12,389

Total deferred tax assets	70,298	37,367

Deferred tax liabilities:
Deferred policy acquisition costs	92,101	100,683
Net unrealized gains on investment securities	6,174	—
Other	3,988	3,988

Total deferred tax liabilities	102,263	104,671

Net deferred tax liability	$31,965	$67,304

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $585 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2003 the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net

Life insurance inforce	$11,931,195	$3,606,160	$994	$8,326,029	0.01%

The Company had entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold through the Merrill Lynch & Co. distribution system. During 2001, the agreement was amended whereby the Company ceased reinsuring variable annuity contracts sold subsequent to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed features contained in certain variable annuity contracts. Specifically, the Company reinsures certain guaranteed living and minimum death benefit provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2003, 100% and 11% of the account value for variable annuity contracts containing guaranteed living and minimum death benefit provisions, respectively, were reinsured.

NOTE 6. RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $33,429, $33,833 and $50,575 for 2003, 2002 and 2001, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $197, $125 and $639 for 2003, 2002 and 2001, respectively. Intercompany interest is included in net investment income.

The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,845, $1,787 and $1,990 for 2003, 2002 and 2001, respectively.

MLIG has entered into agreements with MLIM and Roszel Advisors, LLC, a subsidiary of MLIG (collectively, “Affiliated Investment Advisors”), with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., Mercury Variable Trust, and MLIG Variable Insurance Trust (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under this agreement, the Affiliated Investment Advisors pay MLIG an amount equal to a percentage of the assets invested in the Funds through the Separate Accounts. Revenue attributable to these agreements is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $18,471, $19,677 and $21,667 during 2003, 2002 and 2001, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $60,686, $43,099 and $65,021 for 2003, 2002 and 2001, respectively. Substantially all of these commissions were capitalized as deferred policy acquisition costs and are being amortized in accordance with the policy discussed in Note 1 to the Financial Statements.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

NOTE 7. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS

The Company paid no dividend in 2003 or 2001. During 2002, the Company paid an ordinary cash dividend of $30,899 to MLIG.

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

Statutory capital and surplus at December 31, 2003 and 2002, were $295,722 and $136,823, respectively. At December 31, 2003 and 2002, approximately $29,322 and $13,432, respectively, of stockholder’s equity was available for distribution to MLIG.

Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, future policy benefit reserves are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis. The Company’s statutory net income (loss) for 2003, 2002 and 2001 was $98,570, ($140,955) and $48,108, respectively. The statutory net loss incurred during 2002 was primarily due to establishing additional policy benefit reserves required by state insurance regulation.

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Arkansas Insurance Department. The State of Arkansas has adopted the National Association of Insurance Commissioner’s statutory accounting practices as a component of prescribed or permitted practices by the State of Arkansas.

The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2003 and 2002, based on the RBC formula, the Company’s total adjusted capital level was in excess of the minimum amount of capital required to avoid regulatory action.

NOTE 8. COMMITMENTS AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of policyholders from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s policyholder obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2003 and 2002, the Company’s estimated liability for future guaranty fund assessments was $7,139 and $7,221, respectively. If additional future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

During 2000, the Company committed to participate in a limited partnership. As of December 31, 2003, $4,300 had been advanced towards the Company’s $10,000 commitment to the limited partnership.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

NOTE 9. SEGMENT INFORMATION

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

The following table summarizes each business segment’s contribution to the consolidated amounts:

	Life
2003	Insurance	Annuities	Other	Total

Net interest spread (a)	$14,823	$25,887	$4,994	$45,704
Other revenues	91,176	134,868	3,821	229,865

Net revenues	105,999	160,755	8,815	275,569

Policy benefits	18,238	46,393	—	64,631
Reinsurance premium ceded	21,337	1,262	—	22,599
Amortization of deferred policy acquisition costs	31,467	44,935	—	76,402
Other non-interest expenses	8,171	48,638	—	56,809

Total non-interest expenses	79,213	141,228	—	220,441

Net earnings before Federal income tax provision	26,786	19,527	8,815	55,128
Federal income tax provision	5,785	4,775	3,085	13,645

Net earnings	$21,001	$14,752	$5,730	$41,483

Balance Sheet Information:
Total assets	$5,036,566	$9,438,256	$173,423	$14,648,245
Deferred policy acquisition costs	178,918	185,496	—	364,414
Policyholder liabilities and accruals	1,916,761	1,072,894	—	2,989,655
Other policyholder funds	6,213	6,702	—	12,915

	Life
2002	Insurance	Annuities	Other	Total

Net interest spread (a)	$24,791	$34,444	$6,456	$65,691
Other revenues	98,435	137,513	(5,974)	229,974

Net revenues	123,226	171,957	482	295,665

Policy benefits	19,632	38,428	—	58,060
Reinsurance premium ceded	22,883	248	—	23,131
Amortization of deferred policy acquisition costs	41,190	59,928	—	101,118
Other non-interest expenses	7,471	44,144	—	51,615

Total non-interest expenses	91,176	142,748	—	233,924

Net earnings before Federal income tax provision	32,050	29,209	482	61,741
Federal income tax provision	8,779	4,848	169	13,796

Net earnings	$23,271	$24,361	$313	$47,945

Balance Sheet Information:
Total assets	$4,970,388	$8,109,682	$17,792	$13,097,862
Deferred policy acquisition costs	211,999	192,221	—	404,220
Policyholder liabilities and accruals	2,005,718	1,176,850	—	3,182,568
Other policyholder funds	4,995	6,820	—	11,815

	Life
2001	Insurance	Annuities	Other	Total

Net interest spread (a)	$34,815	$31,302	$2,644	$68,761
Other revenues	101,685	139,727	(1,419)	239,993

Net revenues	136,500	171,029	1,225	308,754

Policy benefits	21,320	16,453	—	37,773
Reinsurance premium ceded	24,531	4	—	24,535
Amortization of deferred policy acquisition costs	30,913	28,422	—	59,335
Other non-interest expenses	18,097	49,899	—	67,996

Total non-interest expenses	94,861	94,778	—	189,639

Net earnings before Federal income tax provision	41,639	76,251	1,225	119,115
Federal income tax provision	15,607	24,841	429	40,877

Net earnings	$26,032	$51,410	$796	$78,238

Balance Sheet Information:
Total assets	$5,674,704	$9,625,104	$150,208	$15,450,016
Deferred policy acquisition costs	251,245	219,693	—	470,938
Policyholder liabilities and accruals	2,094,195	1,256,616	—	3,350,811
Other policyholder funds	9,236	5,003	—	14,239

(a) Management considers investment income net of interest credited to policyholders’ account balances in evaluating results.

The table below summarizes the Company’s net revenues by product for 2003, 2002 and 2001:

		2003	2002	2001

Life Insurance
	Variable life insurance	$97,002	$102,603	$110,842
	Interest-sensitive life insurance	8,997	20,623	25,658

	Total Life Insurance	105,999	123,226	136,500

Annuities
	Variable annuities	139,577	139,210	152,427
	Interest-sensitive annuities	21,178	32,747	18,602

	Total Annuities	160,755	171,957	171,029

Other		8,815	482	1,225

Total		$275,569	$295,665	$308,754

* * * * *

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 23, 2004	By:	/s/ Joseph E. Justice

Joseph E. Justice
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President and General Counsel*	March 24, 2004

/s/ Joseph E. Justice Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 23, 2004

* Deborah J. Adler	Director , Senior Vice President, and Chief Actuary	March 24, 2004

* H. McIntyre Gardner	Director and Chairman of the Board	March 24, 2004

* Christopher J. Grady	Director and Senior Vice President	March 24, 2004

* Nikos K. Kardassis	Director, President, and Chief Executive Officer	March 24, 2004

/s/ Connie F. Yost Connie F. Yost	Vice President and Controller	March 23, 2004

*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
23.1	Written Consent of Deloitte & Touche, LLP, independent auditors	Exhibit 23.1

24.1	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.

24.2	Power of attorney of H. McIntyre Gardner	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.
24.3	Power of attorney of Nikos K. Kardassis	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.
24.4	Power of attorney of Christopher J. Grady	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.
24.5	Power of attorney of Deborah J. Adler	Exhibit 24.5
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2