Form 10-Q
period 2004-03-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2004-05-14
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I  Financial Information
Item 1. Financial Statements.


MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                         March 31,    December 31,
                                                                           2004        2003 (1)
                                                                        -----------   -----------
ASSETS

INVESTMENTS:
         Fixed maturity securities, at estimated fair value
              (amortized cost:  2004 - $2,050,349; 2003 - $2,108,310)   $ 2,129,343   $ 2,157,127
         Equity securities, at estimated fair value
              (cost:  2004 - $74,315; 2003 - $78,816)                        78,609        82,469
         Trading account securities, at estimated fair value                 26,721        26,186
         Limited partnerships, at cost                                       12,470        11,880
         Policy loans on insurance contracts                              1,062,982     1,086,537
                                                                        -----------   -----------
                  Total Investments                                       3,310,125     3,364,199

CASH AND CASH EQUIVALENTS                                                   176,392        75,429
ACCRUED INVESTMENT INCOME                                                    57,765        63,565
DEFERRED POLICY ACQUISITION COSTS                                           365,458       364,414
REINSURANCE RECEIVABLES                                                       8,183         6,004
AFFILIATED RECEIVABLES - NET                                                  1,037             -
RECEIVABLES FROM SECURITIES SOLD                                                525         1,349
OTHER ASSETS                                                                 46,409        36,245
SEPARATE ACCOUNTS ASSETS                                                 10,908,825    10,736,343
                                                                        -----------   -----------

TOTAL ASSETS                                                            $14,874,719   $14,647,548
                                                                        ===========   ===========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                             March 31,    December 31,
                                                                                2004       2003 (1)
                                                                            -----------   -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                      $ 2,947,463   $ 2,887,937
       Claims and claims settlement expenses                                     46,619       101,718
                                                                            -----------   -----------

                  Total policyholder liabilities and accruals                 2,994,082     2,989,655

      OTHER POLICYHOLDER FUNDS                                                   12,443        12,915
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                     7,127         7,139
      FEDERAL INCOME TAXES - DEFERRED                                            24,347        31,965
      FEDERAL INCOME TAXES - CURRENT                                             31,831        20,146
      PAYABLES FOR SECURITIES PURCHASED                                          29,671           683
      AFFILIATED PAYABLES - NET                                                       -         2,365
      UNEARNED POLICY CHARGE REVENUE                                            113,686       107,761
      OTHER LIABILITIES                                                           4,317         3,480
      SEPARATE ACCOUNTS LIABILITIES                                          10,908,825    10,730,601
                                                                            -----------   -----------

                  Total Liabilities                                          14,126,329    13,906,710
                                                                            -----------   -----------
STOCKHOLDER'S EQUITY:
      Common stock ($10 par value; authorized: 1,000,000 shares;
         issued and outstanding: 250,000 shares)                                  2,500         2,500
      Additional paid-in capital                                                397,324       397,324
      Retained earnings                                                         317,063       329,549
      Accumulated other comprehensive income                                     31,503        11,465
                                                                            -----------   -----------

                  Total Stockholder's Equity                                    748,390       740,838
                                                                            -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $14,874,719   $14,647,548
                                                                            ===========   ===========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                 March 31,
                                                                           --------------------
                                                                             2004      2003 (1)
                                                                           --------    --------
REVENUES:
         Policy charge revenue                                             $ 53,954    $ 51,817
         Net investment income                                               39,907      44,455
         Net realized investment gains                                        2,138       2,038
                                                                           --------    --------
              Total Revenues                                                 95,999      98,310
                                                                           --------    --------
BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                30,136      33,197
         Market value adjustment expense                                      1,027       1,497
         Policy benefits (net of reinsurance recoveries:  2004 - $7,110;
           2003 - $5,353)                                                    16,106      19,605
         Reinsurance premium ceded                                            6,195       5,635
         Amortization of deferred policy acquisition costs                    6,356      12,497
         Insurance expenses and taxes                                        13,234      10,985
                                                                           --------    --------
              Total Benefits and Expenses                                    73,054      83,416
                                                                           --------    --------
              Net Earnings Before Federal Income Tax Provision               22,945      14,894

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                             11,685       8,131
         Deferred                                                            (3,654)     (2,918)
                                                                           --------    --------

              Total Federal Income Tax Provision                              8,031       5,213

NET EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                           14,914       9,681
                                                                           --------    --------

              Change in Accounting Principle, Net of Tax                    (27,400)          -
                                                                           --------    --------

NET EARNINGS (LOSS)                                                        $(12,486)   $  9,681
                                                                           ========    ========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                       --------------------
                                                                         2004      2003 (1)
                                                                       --------    --------
NET EARNINGS (LOSS)                                                    $(12,486)   $  9,681

OTHER COMPREHENSIVE INCOME:

   Net unrealized gains on available-for-sale securities:
      Net unrealized holding gains arising during the period             32,418      17,218
      Reclassification adjustment for gains included in net earnings     (1,259)     (2,141)
                                                                       --------    --------

      Net unrealized gains on investment securities                      31,159      15,077

      Adjustments for:
         Policyholder liabilities                                          (218)      8,929
         Deferred policy acquisition costs                                 (113)     (2,211)
         Deferred federal income taxes                                  (10,790)     (7,628)
                                                                       --------    --------
   Total other comprehensive income, net of taxes                        20,038      14,167
                                                                       --------    --------
COMPREHENSIVE INCOME                                                   $  7,552    $ 23,848
                                                                       ========    ========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                    Accumulated
                                                        Additional                    other             Total
                                             Common      paid-in      Retained     comprehensive    stockholder's
                                              stock      capital     earnings(1)   income (loss)       equity (1)
                                            --------    ----------   -----------   -------------    -------------
BALANCE, JANUARY 1, 2003                    $  2,500    $  347,324   $   290,092   $     (23,010)   $     616,906

   Capital contribution from parent                         50,000                                         50,000

   Net earnings                                                           39,457                           39,457

   Other comprehensive income, net of tax                                                 34,475           34,475
                                            --------    ----------   -----------   -------------    -------------
BALANCE, DECEMBER 31, 2003                     2,500       397,324       329,549          11,465          740,838

   Net loss                                                              (12,486)                         (12,486)

   Other comprehensive income, net of tax                                                 20,038           20,038
                                            --------    ----------   -----------   -------------    -------------

BALANCE, MARCH 31, 2004                     $  2,500    $  397,324   $   317,063   $      31,503    $     748,390
                                            ========    ==========   ===========   =============    =============

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                     2004       2003(1)
                                                                                  ---------    ---------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                             $ (12,486)   $   9,681
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                       27,400            -
    Amortization of deferred policy acquisition costs                                 6,356       12,497
    Capitalization of policy acquisition costs                                       (8,363)      (8,299)
    Amortization of investments                                                       2,900        1,892
    Interest credited to policyholders' account balances                             30,136       33,197
    Change in variable contract reserves                                              1,314            -
    Benefit for deferred Federal income tax                                          (3,654)      (2,918)
  (Increase) decrease in operating assets:
    Accrued investment income                                                         5,800        2,529
    Federal income taxes - current                                                        -        8,131
    Reinsurance receivables                                                          (2,179)         (36)
    Affiliated receivables - net                                                     (1,037)       1,733
    Other                                                                           (10,164)       1,497
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                            14,122       (1,318)
    Other policyholder funds                                                           (472)       1,598
    Liability for guaranty fund assessments                                             (12)           -
    Federal income taxes - current                                                   11,685            -
    Affiliated payables - net                                                        (2,365)           -
    Unearned policy charge revenue                                                    5,925          137
    Other                                                                               837        6,011
  Other operating activities:
    Net realized investment gains                                                    (2,138)      (2,038)
                                                                                  ---------    ---------
       Net cash and cash equivalents provided by operating activities                63,605       64,294
                                                                                  ---------    ---------
Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                           74,998       68,047
    Maturities of available-for-sale securities                                      48,337      214,081
    Purchases of available-for-sale securities                                      (26,619)    (477,725)
    Trading account securities                                                          344         (276)
    Sales of limited partnerships                                                       410            -
    Purchases of limited partnerships                                                (1,000)           -
    Policy loans on insurance contracts                                              23,555       18,340
    Recapture of investments in separate accounts                                         -          192
                                                                                  ---------    ---------
       Net cash and cash equivalents provided by (used in) investing activities   $ 120,025    $(177,341)
                                                                                  ---------    ---------

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                             ----------------------
                                                                                2004       2003(1)
                                                                             ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Capital contribution received from parent                               $       -    $  50,000
     Policyholder deposits (excludes internal policy replacement deposits)     205,524      187,939
     Policyholder withdrawals (including transfers from separate accounts)    (288,191)    (279,578)
                                                                             ---------    ---------
         Net cash and cash equivalents used in financing activities            (82,667)     (41,639)
                                                                             ---------    ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           100,963     (154,686)

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                      75,429      312,217
                                                                             ---------    ---------
         End of period                                                       $ 176,392    $ 157,531
                                                                             =========    =========
Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Intercompany interest                                      $      29    $      97

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The Merrill Lynch Life Insurance Company (the "Company") is a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. ("MLIG"). The Company is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch & Co."). The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities, and immediate annuities. The Company is domiciled in the State of Arkansas.

The interim Financial Statements for the three month periods are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2003 Annual Report on Form 10-K. The December 31, 2003 unaudited Balance Sheet was derived from the audited 2003 financial statements and was adjusted for the amounts included in Note 3. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the provisions of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. The SOP requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $41.3 million increase in policyholder liabilities and a $0.9 million decrease in deferred policy acquisition costs resulting in a charge to earnings of $27.4 million, net of a federal income tax benefit of $14.8 million, which was reported as a cumulative effect of a change in accounting principle. For the three months ended March 31, 2004, the increase in policyholder liabilities of $1.3 million did not have a material impact on the Company's Statement of Earnings.

SOP 03-1 also addresses the financial statement treatment of the Company's investment in the Separate Accounts (i.e. seed money investments). SOP 03-1 requires seed money investments to be reported as a General Account asset rather than as a component of Separate Accounts assets. Accordingly, the Company's seed money investment at March 31, 2004 is reported as an available-for-sale equity security. In addition, SOP 03-1 requires new disclosures regarding the Company's Separate Accounts and insurance contracts containing guarantee provisions. See
Note 5 to the Financial Statements for these disclosures.

NOTE 3. OTHER EVENTS

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation. Effective for the first quarter 2004, Merrill Lynch & Co. adopted the fair value method of accounting for stock-based compensation under SFAS 123, using the retroactive restatement method described in SFAS 148. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The adoption of the fair value method of accounting by Merrill Lynch & Co. resulted in additional allocated compensation expense to the Company. The Company's December 31, 2003 Balance Sheet has been restated to reflect such expenses. Accordingly, the December 31, 2003 Balance Sheet reflects a $1.0 million decrease in current federal income taxes payable, a $3.0 million increase in net affiliated payables, and a $2.0 million decrease in retained earnings. For the three months ended March 31, 2004 and 2003, the allocation of additional compensation expense did not have a material impact on the Company's Statements of Earnings.

NOTE 4. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive income, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of a security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss.

The Company has recorded certain adjustments to deferred policy acquisition costs and policyholders' account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income were as follows:

                                                  March 31,  December 31,
                                                    2004        2003
                                                  --------   ------------
Assets:
         Fixed maturity securities                $ 78,994     $ 48,817
         Equity securities                           4,294        3,653
         Deferred policy acquisition costs             147          260
         Separate Accounts assets                        -         (341)
                                                  --------     --------
                                                    83,435       52,389
                                                  --------     --------
Liabilities:
         Policyholders' account balances            34,968       34,750
         Federal income taxes - deferred            16,964        6,174
                                                  --------     --------
                                                    51,932       40,924
                                                  --------     --------

Stockholder's equity:

         Accumulated other comprehensive income   $ 31,503     $ 11,465
                                                  ========     ========

Net realized investment gains (losses) for the three months ended March 31 were as follows:

                                                March 31,    March 31,
                                                  2004         2003
                                               ----------   ----------
Available-for-sale securities                  $    1,259   $    2,153
Trading account securities:
      Net realized investment gains (losses)          701          (94)
      Net unrealized holding gains (losses)           178          (10)
Investment in Separate Accounts                         -          (11)
                                               ----------   ----------

Total net realized investment gains            $    2,138   $    2,038
                                               ==========   ==========

NOTE 5. SEPARATE ACCOUNTS

The Company's Separate Accounts consist of variable annuities and variable life contracts, of which the assets and liabilities are legally segregated and reported as separate captions in the Balance Sheets. Separate Accounts are established in conformity with Arkansas State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. The assets of the Separate Accounts are carried at the daily net asset value of the mutual funds in which they invest.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, policy administration and surrender charges to all Separate Accounts are included in revenue in the Statements of Earnings.

VARIABLE ANNUITY CONTRACTS CONTAINING GUARANTEES

The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit ("GMDB"). In addition, some contracts include an optional guaranteed minimum income benefit ("GMIB"). In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract premiums accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract premiums, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals. In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised. These guarantees include benefits that are payable in the event of death or annuitization.

At March 31, 2004, the Company had the following variable annuity contracts containing guarantees:

                                                                   GMDB           GMIB
                                                                ----------     ----------
Net amount at risk                                              $1,238,263(1)  $        -(2)
Average attained age of contract owners                                 67             57
Weighted average period remaining until expected annuitization       n/a          9 yrs

     (1) Net amount at risk is defined as the current GMDB in excess of the current account balance at the balance sheet date.

     (2) Net amount at risk is defined as the current GMIB benefit base in excess of the current account balance at the balance sheet date.

The Company has recorded General Account policyholder liabilities for contracts containing guarantees. The liabilities are included as a component of policyholder liabilities in the March 31, 2004 Balance Sheet. Prior to the adoption of SOP 03-1, the Company's liability was $69,221 and was included as a component of claims and claims settlement expenses in the December 31, 2003 Balance Sheet. Changes in these liabilities are included as a component of policy benefits in the Statement of Earnings. The variable annuity liability at March 31, 2004 was as follows:

                                 GMDB
                              ---------
Balance at January 1, 2004    $ 108,702
Incurred guarantee benefits       7,116
Paid guarantee benefits          (5,841)
                              ---------
Balance at March 31, 2004     $ 109,977
                              =========

At March 31, 2004, substantially all contracts containing GMIB provisions were reinsured, thus no reserve was established.

The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions that are deemed appropriate for each contract type. These estimates are consistent with the estimates used in the calculation of deferred policy acquisition costs.

At March 31, 2004, account balances by mutual fund class for contracts containing each type of guarantee were distributed as follows:

                      Money
                      Market        Bond        Equity      Balanced      Total
                    ----------   ----------   ----------   ----------   ----------
GMDB only           $  346,657    1,611,076    4,659,539      558,686   $7,175,958

GMDB and GMIB (3)   $   48,406      209,098      574,379      101,944   $  933,827
                    ----------   ----------   ----------   ----------   ----------
Total               $  395,063    1,820,174    5,233,918      660,630   $8,109,785
                    ==========   ==========   ==========   ==========   ==========

     (3)  All variable annuity contracts with GMIB provisions include a GMDB.

VARIABLE LIFE CONTRACTS CONTAINING GUARANTEES

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract's account value.

The Company has established General Account policyholder liabilities for contracts containing guarantees. The liabilities are included as a component of policyholder liabilities in the Balance Sheets. Changes in the liability are included as a component of policy benefits in the Statement of Earnings. The variable life GMDB liability at March 31, 2004 was $1,862. The variable life GMDB liability is set as a percentage of all mortality, expense, and insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company's estimate of the likelihood of future GMDB claims.

At March 31, 2004, account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

         Money
         Market         Bond        Equity     Balanced         Other      Total
       ----------      -------    ---------    ---------        -----   ----------
GMDB   $  325,942      454,001    1,001,068    1,006,664        6,677   $2,794,352

NOTE 6. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at March 31, 2004 and December 31, 2003 were $314,809 and $295,722, respectively. For the three month periods ended March 31, 2004 and 2003, statutory net income was $16,765 and $14,419, respectively.

NOTE 7. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company currently does not manufacture, market, or issue life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on assets that do not support annuity or life insurance contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three month periods ended March 31. The prior period amounts have been restated.

                                                            Three Months Ended
                                                                March 31,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------
NET REVENUES (1):
    Annuities                                              $ 41,765    $ 37,152
    Life Insurance                                           19,874      28,579
    Other                                                     4,224        (618)
                                                           --------    --------
      Total Net Revenues                                   $ 65,863    $ 65,113
                                                           ========    ========
NET EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE:
    Annuities                                              $  8,415    $  2,829
    Life Insurance                                            3,754       7,250
    Other                                                     2,745        (398)
                                                           --------    --------

      Net Earnings Before Change in Accounting Principle   $ 14,914    $  9,681
                                                           --------    --------

CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX:
    Annuities                                               (26,215)          -
    Life Insurance                                           (1,185)          -
                                                           --------    --------

      Change in Accounting Principle, Net of Tax           $(27,400)   $      -
                                                           --------    --------

      Total Net Earnings (Loss)                            $(12,486)   $  9,681
                                                           ========    ========

(1) Net revenues include investment income net of interest credited to policyholders' account balances.

ITEM 2 MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management's beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond the Company's control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Economic Environment section listed below, as well as actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending, and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in the Company's Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

DISCONTINUANCE OF VARIABLE LIFE INSURANCE

During the first quarter 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or issue life insurance products. The Company continues to service all life insurance contracts inforce.

TAX LEGISLATION

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Act"). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These enacted tax rate reductions may impact the relative attractiveness of annuities relative to stocks and mutual funds.

BUSINESS OVERVIEW

The Company's gross earnings are principally derived from two sources:

- the charges imposed on variable annuity and variable life insurance contracts, and

- the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread

The costs associated with acquiring contract owner deposits (deferred policy acquisition costs) are amortized over the period in which the Company anticipates holding those funds, as noted in the Critical Accounting Policies section below. Insurance expenses and taxes reported in the Statements of Earnings are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of inforce contracts.

ECONOMIC ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable contracts it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB expense. GMDB expense, defined as the change in GMDB liabilities, is recorded as a component of policy benefits. Prior to the adoption of Statement of Position ("SOP") 03-1 GMDB expense was defined as the amount of GMDB expense paid in excess of the variable account balance and was also recorded as a component of policy benefits.

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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The following table provides the increase (decrease) for each equity market index at March 31, 2004 as compared to March 31, 2003.

         March 31, 2004
               vs
         March 31, 2003
         --------------
Dow           29.6%
NASDAQ        48.7%
S&P           32.8%

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the current three month period ended March 31, 2004, average medium term interest rates decreased approximately 3 basis points, to yield, on average, 2.39%. During the three month period ended March 31, 2003, average medium term interest rates decreased approximately 76 basis points, to yield, on average, 2.40%.

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

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the current three month period ended March 31, 2004, credit spreads contracted approximately 4 basis points and ended the period at 81 basis points. During the three month period ended March 31, 2003, credit spreads contracted approximately 48 basis points and ended the period at 150 basis points.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

The Company's critical accounting policies and estimates are discussed below:

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2004, variable annuities and variable life insurance account for $172.1 million (or 47%) and $181.6 million (or 50%), respectively, of the Company's DAC asset.

DAC for variable annuities is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less a provision for GMDB expenses, policy maintenance expenses, and non-capitalized commissions.

DAC for variable life insurance is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. The Company generally assumes a level long-term rate of net separate accounts growth for all future years. The long-term rate may be adjusted if the Company's long-term expectations change. Additionally, the Company may modify the rate of net separate accounts growth over the short term to reflect the Company's near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

Future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts return and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Unearned Revenue Liability for Variable Life Insurance

One of the Company's variable life insurance products includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned revenue liability is subject to the same periodic reassessment as DAC.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and
iii) certain security restructurings. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's estimate of the security's ultimate recovery value. OTT impairment losses result in a permanent reduction of the cost basis of the underlying investment. There were no OTT impairments on investments in fixed maturity securities for the three month periods ended March 31, 2004 and 2003, respectively.

RECENT DEVELOPMENTS

New Accounting Pronouncements

On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $41.3 million increase in policyholder liabilities and a $0.9 million decrease in deferred policy acquisition costs resulting in a charge to earnings of $27.4 million, net of a federal income tax benefit of $14.8 million, which was reported as a cumulative effect of a change in accounting principle. For the three months ended March 31, 2004, the increase in policyholder liabilities of $1.3 million did not have a material impact on the Company's Statement of Earnings.

NEW BUSINESS

Annuity and life insurance premiums increased $23.4 million (or 12%) to $217.8 million during the first three months of 2004 as compared to the same period in 2003. Annuity and life insurance premiums by type of product were as follows:

                                      ($ In Millions)                   Change
                                ----------------------------   ------------------------
                                First Quarter  First Quarter
                                   2004            2003            $             %
                                -------------  -------------   ----------    ----------
Variable Annuities:
   B-Share                        $    187.0    $    140.7     $     46.3            33%
   C-Share                              14.9          33.7          -18.8           -56%
   L-Share                               4.0           3.8            0.2             5%
                                  ----------    ----------     ----------    ----------
                                       205.9         178.2           27.7            16%
                                  ----------    ----------     ----------    ----------
Variable Life Insurance                  9.0          10.5           -1.5           -14%

Modified Guaranteed Annuities            2.6           2.4            0.2             8%

Other                                    0.3           3.3           -3.0           -91%
                                  ----------    ----------     ----------    ----------
Total Direct Premiums             $    217.8    $    194.4     $     23.4            12%
                                  ==========    ==========     ==========    ==========

During the first three months of 2004, variable annuity premiums increased $27.7 million (or 16%) as compared to the same period in 2003. Management attributes the increase in variable annuity premiums to the inclusion of guaranteed living benefit provisions within B-Share variable annuity products. Living benefit provisions have increased in popularity due to consumers' increasing demand for guaranteed benefits. Management believes that the volatility in the equity markets over the past three years has been the catalyst for this demand. The C-Share and L-Share variable annuities do not contain guaranteed living benefit provisions.

During the first three months of 2004, variable life insurance premiums decreased $1.5 million (or 14%) as compared to the same period in 2003. The decrease in variable life insurance premiums is primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003. Variable life insurance premiums displayed above generally represent renewal premiums on existing life insurance contracts.

SURRENDERS

Policy and contract surrenders increased $32.2 million (or 12%) to $297.1 million during the first three months of 2004 as compared to the same period in 2003. During the first three months of 2004, variable annuity surrenders increased $39.0 million (or 24%) to $201.1 million as compared to the first three months of 2003. Management attributes the increase in variable annuity surrenders to the increasing consumer demand for variable annuity products containing living benefit provisions. As contracts reach the end of their surrender charge period, contract owners are more willing to surrender variable annuities without living benefit provisions in favor of variable annuities with living benefit provisions.

FINANCIAL CONDITION

At March 31, 2004, the Company's assets were $14.9 billion, or $227.2 million higher than the $14.6 billion at December 31, 2003 primarily due to an increase in separate accounts assets. Separate accounts assets increased $172.5 million (or 2%) to $10.9 billion. Changes in separate accounts assets for the first three months of 2004 were as follows:

                                             First Quarter
                                                  2004
                                             (In Millions)
                                             -------------
Investment performance - variable products   $       244.0
Net cash outflow - variable products                 (71.5)
                                             -------------
Net increase                                 $       172.5
                                             =============

At March 31, 2004 and December 31, 2003, approximately $70.5 million (or 3%) and $97.9 million (or 5%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BB+ or lower (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at March 31, 2004, approximately $165.9 million (or 8%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $177.0 million (or 8%) of the Company's fixed maturity securities at December 31, 2003. The Company closely monitors such investments.

During the first three months of 2004, the Company experienced contract owner withdrawals that exceeded deposits by $178.2 million. The components of contract owner transactions for all products were as follows:

                                         March 31,
                                           2004
                                       (In Millions)
                                       -------------
Premiums collected                     $       217.8
Internal tax-free exchanges                    (12.3)
                                       -------------
     Net contract owner deposits               205.5

Contract owner withdrawals                     288.2
Net transfers from separate accounts            95.5
                                       -------------
     Net contract owner withdrawals            383.7
                                       -------------
Net contract owner activity            $      (178.2)
                                       =============

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2004, the Company's assets included $2.3 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2004 and 2003, the Company recorded net earnings (loss) of ($12.5) million and $9.7 million, respectively.

Policy charge revenue increased $2.1 million (or 4%) to $53.9 million during the first three months of 2004 as compared to $51.8 million during the same period in 2003. During the first three months of 2004, asset-based policy charge revenue increased $8.1 million (or 26%). The increase in asset-based policy charge revenue is attributable to higher average variable account balances. During the same comparative period, average variable account balances increased $2.0 billion (or 23%). Partially offsetting the increase in asset-based policy charge revenue was a decrease in non-asset based policy charge revenue. Non-asset based policy charge revenue decreased $6.0 million (or 30%) during the first three months of 2004 as compared to the same period in 2003. The decrease in non-asset based policy charge revenue is primarily due to a decrease in deferred policy load amortization resulting from increased mortality.

Net earnings derived from interest spread decreased $1.5 million (or 13%) to $9.8 million during the first three months of 2004 as compared to $11.3 million during the same period in 2003. The decrease in interest spread is primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from i) the generally lower interest rate environment during the first three months of 2004 as compared to the same period in 2003 and ii) the increase in credit quality of the portfolio.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the first three months of 2004, the market value adjustment expense decreased $0.5 million (or 31%) to $1.0 million as compared to $1.5 million during the same period in 2003. The decrease is primarily due to a decrease in surrender volume as a result of the declining number of inforce contracts.

Policy benefits decreased $3.5 million (or 18%) to $16.1 million during the first three months of 2004 as compared to $19.6 million during the same period in 2003. The following table provides the changes in policy benefits by type for each respective period:

          Policy benefits            1Q 2004    1Q 2003  Change
----------------------------------   -------    -------  ------
                                           ($ in Millions)
Life insurance mortality expense     $   9.0    $   4.9  $  4.1(1)
Variable annuity mortality expense       7.1       14.7    (7.6)(2)
                                     -------    -------  ------
                                     $  16.1    $  19.6  $ (3.5)
                                     =======    =======  ======

(1) The increase in life insurance mortality expense is due to an increase in the number of death claims.

(2) The decrease in variable annuity mortality expense is due to decreased death benefit expense incurred under GMDB provisions.

Reinsurance premium ceded increased $0.6 million (or 10%) to $6.2 million during the first three months of 2004 as compared to $5.6 million during the same period in 2003. Reinsurance premium ceded related to the Company's annuity products increased $1.0 million during the first three months of 2004 as compared to the same period in 2003. This increase is attributable to the Company's effort to reinsure variable annuity products containing living benefit provisions. Reinsurance premium ceded related to the Company's life insurance products decreased $0.4 million during the first three months of 2004 as compared to the same period in 2003. This decrease is attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs decreased $6.1 million (or 49%) to $6.4 million during the first three months of 2004 as compared to $12.5 million during the same period in 2003. The decrease in amortization of deferred policy acquisition costs is primarily due to increased life insurance mortality expense during the first three months of 2004 as compared to the same period in 2003.

Insurance expenses and taxes increased $2.2 million (or 20%) to $13.2 million during the first three months of 2004 as compared to $11.0 million during the same period in 2003. The following table provides the changes in insurance expenses and taxes by type for each respective period:

Insurance expenses and taxes - net of capitalization  1Q 2004   1Q 2003  Change
----------------------------------------------------  -------   -------  ------
                                                           ($ in Millions)
Commissions                                           $   7.2   $   5.0  $   2.2(1)
General insurance expenses                                5.8       5.7      0.1
Taxes, licenses, and fees                                 0.2       0.3     (0.1)
                                                      -------   -------  -------
                                                      $  13.2   $  11.0  $   2.2
                                                      =======   =======  =======

     (1) The increase in commissions is primarily due to increases in variable annuity asset-based commissions.

As noted in the Recent Developments section above, effective January 1, 2004, the Company adopted SOP 03-1 and recorded a cumulative change in accounting principle of $27.4 million, net of a federal income tax benefit of $14.8 million.

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

Date: May 14, 2004

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