Form 10-Q
period 2004-06-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2004-08-13
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I         Financial Information
Item 1.        Financial Statements.


MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                                    June 30,    December 31,
                                                                                      2004        2003 (1)
                                                                                  -----------   ------------
ASSETS
INVESTMENTS:
           Fixed maturity securities, at estimated fair value
                (amortized cost:  2004 - $1,948,257; 2003 - $2,108,310)           $ 1,956,164   $ 2,157,127
           Equity securities, at estimated fair value
                (cost: 2004 - $72,513; 2003 - $78,816)                                 74,740        82,469
           Trading account securities, at estimated fair value                         27,310        26,186
           Limited partnerships, at cost                                               13,970        11,880
           Policy loans on insurance contracts                                      1,038,862     1,086,537
                                                                                  -----------   -----------

                     Total Investments                                              3,111,046     3,364,199

CASH AND CASH EQUIVALENTS                                                             199,086        75,429
ACCRUED INVESTMENT INCOME                                                              61,422        63,565
DEFERRED POLICY ACQUISITION COSTS                                                     360,894       364,414
REINSURANCE RECEIVABLES                                                                 5,917         6,004
RECEIVABLES FROM SECURITIES SOLD                                                        1,557         1,349
OTHER ASSETS                                                                           41,839        36,245
SEPARATE ACCOUNTS ASSETS                                                           10,767,451    10,736,343
                                                                                  -----------   -----------

TOTAL ASSETS                                                                      $14,549,212   $14,647,548
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

                                                                     (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                                   June 30,       December 31,
                                                                                     2004           2003 (1)
                                                                                  ------------    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
        Policyholders' account balances                                           $  2,864,986    $  2,887,937
        Claims and claims settlement expenses                                           37,263         101,718
                                                                                  ------------    ------------

                     Total policyholder liabilities and accruals                     2,902,249       2,989,655

      OTHER POLICYHOLDER FUNDS                                                          12,436          12,915
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                            7,014           7,139
      FEDERAL INCOME TAXES - DEFERRED                                                    7,723          31,965
      FEDERAL INCOME TAXES - CURRENT                                                     7,541          20,146
      PAYABLES FOR SECURITIES PURCHASED                                                  1,175             683
      AFFILIATED PAYABLES - NET                                                             62           2,365
      UNEARNED POLICY CHARGE REVENUE                                                   111,419         107,761
      OTHER LIABILITIES                                                                  2,942           3,480
      SEPARATE ACCOUNTS LIABILITIES                                                 10,767,451      10,730,601
                                                                                  ------------    ------------

                     Total Liabilities                                              13,820,012      13,906,710
                                                                                  ------------    ------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                      2,500           2,500
    Additional paid-in capital                                                         397,324         397,324
    Retained earnings                                                                  334,277         329,549
    Accumulated other comprehensive income (loss)                                       (4,901)         11,465
                                                                                  ------------    ------------

                     Total Stockholder's Equity                                        729,200         740,838
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $ 14,549,212    $ 14,647,548
                                                                                  ============    ============

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                        Three Months Ended
                                                                                              June 30,
                                                                                       ---------------------
                                                                                         2004       2003 (1)
                                                                                       ---------   ---------
REVENUES:
           Policy charge revenue                                                       $  61,992   $  52,616
           Net investment income                                                          39,239      45,362
           Net realized investment gains                                                   1,545       3,553
                                                                                       ---------   ---------

                               Total Revenues                                            102,776     101,531
                                                                                       ---------   ---------

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                           30,506      32,582
           Market value adjustment expense                                                   783       1,034
           Policy benefits (net of reinsurance recoveries:  2004 - $2,974;
             2003 - $5,196)                                                               11,227      19,278
           Reinsurance premium ceded                                                       7,264       5,687
           Amortization of deferred policy acquisition costs                              14,179      11,540
           Insurance expenses and taxes                                                   14,083      12,924
                                                                                       ---------   ---------

                               Total Benefits and Expenses                                78,042      83,045
                                                                                       ---------   ---------

                               Earnings Before Federal Income Tax Provision               24,734      18,486
                                                                                       ---------   ---------

FEDERAL INCOME TAX PROVISION (BENEFIT):
           Current                                                                         4,541      28,918
           Deferred                                                                        2,979     (22,448)
                                                                                       ---------   ---------

                               Total Federal Income Tax Provision                          7,520       6,470
                                                                                       ---------   ---------

NET EARNINGS                                                                           $  17,214   $  12,016
                                                                                       =========   =========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                ----------------------
                                                                                  2004        2003 (1)
                                                                                ---------    ---------
REVENUES:
    Policy charge revenue                                                       $ 115,946    $ 104,433
    Net investment income                                                          79,146       89,817
    Net realized investment gains                                                   3,683        5,591
                                                                                ---------    ---------

           Total Revenues                                                         198,775      199,841
                                                                                ---------    ---------

BENEFITS AND EXPENSES:
    Interest credited to policyholders' account balances                           60,642       65,779
    Market value adjustment expense                                                 1,810        2,531
    Policy benefits (net of reinsurance recoveries: 2004 - $10,084;
      2003 - $10,549)                                                              27,333       38,883
    Reinsurance premium ceded                                                      13,459       11,322
    Amortization of deferred policy acquisition costs                              20,535       24,037
    Insurance expenses and taxes                                                   27,317       23,909
                                                                                ---------    ---------

           Total Benefits and Expenses                                            151,096      166,461
                                                                                ---------    ---------

           Earnings Before Federal Income Tax Provision                            47,679       33,380
                                                                                ---------    ---------

FEDERAL INCOME TAX PROVISION (BENEFIT):
    Current                                                                        16,226       37,049
    Deferred                                                                         (675)     (25,366)
                                                                                ---------    ---------

           Total Federal Income Tax Provision                                      15,551       11,683
                                                                                ---------    ---------

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                     32,128       21,697
                                                                                ---------    ---------

           Change in Accounting Principle, Net of Tax                             (27,400)           -
                                                                                ---------    ---------

NET EARNINGS                                                                    $   4,728    $  21,697
                                                                                =========    =========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                    Three Months Ended
                                                                                        June 30,
                                                                                   --------------------
                                                                                     2004      2003 (1)
                                                                                   --------    --------
NET EARNINGS                                                                       $ 17,214    $ 12,016
                                                                                   --------    --------
OTHER COMPREHENSIVE INCOME (LOSS):

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period              (71,005)     57,935
       Reclassification adjustment for gains included in net earnings                (2,149)     (1,095)
                                                                                   --------    --------

       Net unrealized gains (losses) on investment securities                       (73,154)     56,840

       Adjustments for:
           Policyholder liabilities                                                  16,346     (18,527)
           Deferred policy acquisition costs                                            801      (4,471)
           Deferred federal income taxes                                             19,603     (11,845)
                                                                                   --------    --------

    Total other comprehensive income (loss), net of taxes                           (36,404)     21,997
                                                                                   --------    --------

COMPREHENSIVE INCOME (LOSS)                                                        $(19,190)   $ 34,013
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   --------------------
                                                                                     2004      2003 (1)
                                                                                   --------    --------
NET EARNINGS                                                                       $  4,728    $ 21,697
                                                                                   --------    --------
OTHER COMPREHENSIVE INCOME (LOSS):

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period              (38,587)     75,153
       Reclassification adjustment for gains included in net earnings                (3,408)     (3,236)
                                                                                   --------    --------

       Net unrealized gains (losses) on investment securities                       (41,995)     71,917

       Adjustments for:
         Policyholder liabilities                                                    16,128      (9,598)
         Deferred policy acquisition costs                                              688      (6,682)
         Deferred federal income taxes                                                8,813     (19,473)
                                                                                   --------    --------

    Total other comprehensive income (loss), net of taxes                           (16,366)     36,164
                                                                                   --------    --------

COMPREHENSIVE INCOME (LOSS)                                                        $(11,638)   $ 57,861
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                           Accumulated
                                                                  Additional                  other        Total
                                                       Common       paid-in   Retained    comprehensive stockholder's
                                                        stock       capital  earnings (1) income (loss)   equity (1)
                                                      ---------   ---------- ------------ ------------- -------------
BALANCE, JANUARY 1, 2003                              $   2,500    $ 347,324  $ 290,092     $ (23,010)   $ 616,906

   Capital contribution from parent                                   50,000                                50,000

   Net earnings                                                                  39,457                     39,457

   Other comprehensive income, net of tax                                                      34,475       34,475
                                                      ---------    ---------  ---------     ---------    ---------

BALANCE, DECEMBER 31, 2003                                2,500      397,324    329,549        11,465      740,838

  Net earnings                                                                    4,728                      4,728

  Other comprehensive loss, net of tax                                                        (16,366)     (16,366)
                                                      ---------    ---------  ---------     ---------    ---------

BALANCE, JUNE 30, 2004                                $   2,500    $ 397,324  $ 334,277     $  (4,901)   $ 729,200
                                                      =========    =========  =========     =========    =========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                                    ----------------------
                                                                                                      2004        2003 (1)
                                                                                                    ---------    ---------
Cash Flows From Operating Activities:
  Net earnings (loss)                                                                               $   4,728    $  21,697
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                                         27,400            -
    Amortization of deferred policy acquisition costs                                                  20,535       24,037
    Capitalization of policy acquisition costs                                                        (17,177)     (20,946)
    Amortization of investments                                                                         5,595        3,998
    Interest credited to policyholders' account balances                                               60,642       65,779
    Change in variable contract reserves                                                                 (859)           -
    Benefit for deferred Federal income tax                                                              (675)     (25,366)
  (Increase) decrease in operating assets:
    Accrued investment income                                                                           2,143       (4,529)
    Federal income taxes - current                                                                          -       40,910
    Reinsurance receivables                                                                                87          878
    Affiliated receivables - net                                                                            -           67
    Other                                                                                              (5,594)      (1,061)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                               4,766        1,143
    Other policyholder funds                                                                             (479)       5,115
    Liability for guaranty fund assessments                                                              (125)        (410)
    Federal income taxes - current                                                                    (12,605)      30,906
    Affiliated payables - net                                                                          (2,303)       5,715
    Unearned policy charge revenue                                                                      3,658        1,727
    Other                                                                                                (538)         170
  Other operating activities:
    Net realized investment gains                                                                      (3,683)      (5,591)
                                                                                                    ---------    ---------

               Net cash and cash equivalents provided by operating activities                          85,516      144,239
                                                                                                    ---------    ---------
Cash Flows From Investing Activities:
   Proceeds from (payments for):
    Sales of available-for-sale securities                                                            110,755      171,038
    Maturities of available-for-sale securities                                                       148,812      346,104
    Purchases of available-for-sale securities                                                        (89,032)    (716,413)
    Trading account securities                                                                           (848)        (544)
    Sales of limited partnerships                                                                         410            -
    Purchases of limited partnerships                                                                  (2,500)           -
    Policy loans on insurance contracts                                                                47,675       39,118
    Recapture of investments in separate accounts                                                           -        1,204
    Investment in separate accounts                                                                         -         (301)
                                                                                                    ---------    ---------

               Net cash and cash equivalents provided by (used in) investing activities             $ 215,272    $(159,794)
                                                                                                    ---------    ---------

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

                                                                     (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                          Six Months Ended
                                                                                               June 30,
                                                                                       ----------------------
                                                                                         2004        2003 (1)
                                                                                       ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Capital contribution received from parent                                         $       -    $  50,000
     Policyholder deposits (excludes internal policy replacement deposits)               395,585      448,633
     Policyholder withdrawals (including transfers from separate accounts)              (572,716)    (620,657)
                                                                                       ---------    ---------

           Net cash and cash equivalents used in financing activities                   (177,131)    (122,024)
                                                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     123,657     (137,579)

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                              75,429      312,217
                                                                                       ---------    ---------

           End of period                                                               $ 199,086    $ 174,638
                                                                                       =========    =========
Supplementary Disclosure of Cash Flow Information:
           Cash paid to (received from) affiliates for:
                 Federal income taxes                                                  $  28,831    $ (34,767)
                 Intercompany interest                                                        67          (23)

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)

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

The interim Financial Statements for the three and six month periods are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2003 Annual Report on Form 10-K. The December 31, 2003 unaudited Balance Sheet was derived from the audited 2003 financial statements and was adjusted for the amounts included in Note 3. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the provisions of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $41,304 increase in policyholder liabilities and a $850 decrease in deferred policy acquisition costs resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle. For the three and six months ended June 30, 2004, the changes in policyholder liabilities related to SOP 03-1 did not have a material impact on the Company's Statements of Earnings.

SOP 03-1 also addresses the financial statement treatment of the Company's investment in the Separate Accounts (i.e. seed money investments). SOP 03-1 requires seed money investments to be reported as a General Account asset rather than as a component of Separate Accounts assets. Accordingly, the Company's seed money investment at June 30, 2004 is reported as an available-for-sale equity security. In addition, SOP 03-1 requires new disclosures regarding the Company's Separate Accounts and insurance contracts containing guarantee provisions. See
Note 5 to the Financial Statements for these disclosures.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. The Company is required to adopt the impairment evaluation and recognition guidance in EITF 03-1 in the third quarter 2004 and is currently assessing the impact on the financial statements.

NOTE 3. OTHER EVENTS

On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation. Effective for the first quarter 2004, Merrill Lynch & Co. adopted the fair value method of accounting for stock-based compensation under SFAS 123, using the retroactive restatement method described in SFAS 148. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The adoption of the fair value method of accounting by Merrill Lynch & Co. resulted in additional allocated compensation expense to the Company. The Company's December 31, 2003 Balance Sheet has been restated to reflect such expenses. Accordingly, the December 31, 2003 Balance Sheet reflects a $1,036 decrease in current federal income taxes payable, a $3,061 increase in net affiliated payables, and a $2,025 decrease in retained earnings. For the three and six months ended June 30, 2004 and 2003, the allocation of additional compensation expense did not have a material impact on the Company's Statements of Earnings.

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

                                                                     June 30,  December 31,
                                                                       2004        2003
                                                                     --------  ------------
Assets:
           Fixed maturity securities                                 $  7,907    $ 48,817
           Equity securities                                            2,438       3,653
           Deferred policy acquisition costs                              948         260
           Separate Accounts assets                                      (211)       (341)
                                                                     --------    --------
                                                                       11,082      52,389
                                                                     --------    --------
Liabilities:
           Policyholders' account balances                             18,622      34,750
           Federal income taxes - deferred                             (2,639)      6,174
                                                                     --------    --------
                                                                       15,983      40,924
                                                                     --------    --------
Stockholder's equity:
           Accumulated other comprehensive income (loss)             $ (4,901)   $ 11,465
                                                                     ========    ========

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

                                                       Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------   ------------------
                                                        2004       2003       2004      2003
                                                       -------    -------   -------    -------
Available-for-sale securities                          $ 2,148    $ 1,247   $ 3,407    $ 3,400
Trading account securities:
    Net realized investment gains                          793        645     1,494        551
    Net unrealized holding gains (losses)               (1,396)     1,651    (1,218)     1,641
Investment in Separate Accounts                              -         10         -         (1)
                                                       -------    -------   -------    -------

       Total net realized investment gains             $ 1,545    $ 3,553   $ 3,683    $ 5,591
                                                       =======    =======   =======    =======

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

At June 30, 2004, the Company had the following variable annuity contracts containing guarantees:

                                                                              GMDB              GMIB
                                                                         ------------         ---------
Net amount at risk                                                       $  1,271,262 (1)     $   -     (2)
Average attained age of contract owners                                            67            58
Weighted average period remaining until expected annuitization                    n/a             9 yrs

      (1) Net amount at risk for GMDB is defined as the current GMDB in excess of the policyholders' current account balance at the balance sheet date.

      (2) Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the policyholder determined in accordance with the terms of the contract in excess of the policyholders' current account balance at the balance sheet date.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the June 30, 2004 Balance Sheet. Prior to the adoption of SOP 03-1, the Company's liability was $69,221 and was included as a component of claims and claims settlement expenses in the December 31, 2003 Balance Sheet. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable annuity liability for each type of guarantee at June 30, 2004 was as follows:

                                                               GMDB        GMIB
                                                            ---------    ---------
Balance at January 1, 2004                                  $ 108,702    $       -
Incurred guarantee benefits                                    14,126          236
Paid guarantee benefits                                       (15,065)           -
                                                            ---------    ---------

Balance at June 30, 2004                                    $ 107,763    $     236
                                                            =========    =========

The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions that are deemed appropriate for each contract type. These estimates are consistent with the estimates used in the calculation of deferred policy acquisition costs.

At June 30, 2004, policyholders' account balances by mutual fund class for contracts containing each type of guarantee were distributed as follows:

                                 Money
                                 Market        Bond        Equity      Balanced      Total
                               ----------   ----------   ----------   ----------   ----------
GMDB only                      $  328,933    1,519,739    4,563,678      575,187   $6,987,537

GMDB and GMIB (3)              $   46,299      230,038      667,579      122,522   $1,066,438
                               ----------    ---------    ---------      -------   ----------

Total                          $  375,232    1,749,777    5,231,257      697,709   $8,053,975
                               ==========    =========    =========      =======   ==========

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

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the Balance Sheets. Changes in the guarantee liability are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at June 30, 2004 was $1,902. The variable life GMDB liability is set as a percentage of all mortality, expense, and insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company's estimate of the likelihood of future GMDB claims.

At June 30, 2004, policyholders' account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

                                 Money
                                 Market         Bond        Equity      Balanced        Other      Total
                               ----------      -------      -------     --------        -----   ------------
GMDB                           $  309,263      425,348      984,387      983,730        5,940   $  2,708,668

NOTE 6. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the three and six month periods ended June 30:

                                                                           Three Months Ended      Six Months Ended
                                                                                 June 30,              June 30,
                                                                          --------------------   --------------------
                                                                            2004        2003       2004       2003
                                                                          --------    --------   --------    --------
Provision for income taxes computed at Federal statutory rate             $  8,657    $  6,470   $ 16,688    $ 11,683
Increase (decrease) in income taxes resulting from:
    Dividend received deduction                                             (2,230)          -     (2,230)          -
    Foreign tax credit                                                       1,093           -      1,093           -
                                                                          --------    --------   --------    --------

Federal income tax provision                                              $  7,520    $  6,470   $ 15,551    $ 11,683
                                                                          ========    ========   ========    ========

The Federal statutory rate for each of the three and six month periods ended June 30 was 35%.

NOTE 7. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at June 30, 2004 and December 31, 2003 were $330,580 and $295,722, respectively. For the six month periods ended June 30, 2004 and 2003, statutory net income was $30,987 and $43,049, respectively.

NOTE 8. SEGMENT INFORMATION

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and six month periods ended June 30. The prior period amounts have been restated as discussed in Note 3 to the financial statements.

                                                                     Three Months Ended       Six Months Ended
                                                                          June 30,                June 30,
                                                                   ---------------------   ----------------------
                                                                      2004        2003       2004         2003
                                                                   ---------   ---------   ---------    ---------
Net Revenues (1):
    Annuities                                                      $  42,767   $  40,405   $  84,532    $  77,557
    Life Insurance                                                    26,686      25,194      46,560       53,773
    Other                                                              2,817       3,350       7,041        2,732
                                                                   ---------   ---------   ---------    ---------

       Total Net Revenues                                          $  72,270   $  68,949   $ 138,133    $ 134,062
                                                                   =========   =========   =========    =========

Net Earnings Before Change in Accounting Principle:
    Annuities                                                      $   5,175   $   3,939   $  13,590    $   6,768
    Life Insurance                                                    10,208       5,904      13,962       13,154
    Other                                                              1,831       2,173       4,576        1,775
                                                                   ---------   ---------   ---------    ---------

    Net Earnings Before Change in Accounting Principle                17,214      12,016      32,128       21,697

Change in Accounting Principle, Net of Tax:
    Annuities                                                              -           -     (26,215)           -
    Life Insurance                                                         -           -      (1,185)           -
                                                                   ---------   ---------   ---------    ---------

       Change in Accounting Principle, Net of Tax                          -           -     (27,400)           -
                                                                   ---------   ---------   ---------    ---------

       Total Net Earnings                                          $  17,214   $  12,016   $   4,728    $  21,697
                                                                   =========   =========   =========    =========

(1) Net revenues include total revenues net of interest credited to policyholders' account balances.

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

DISCONTINUANCE OF VARIABLE LIFE INSURANCE

During the first quarter 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or issue life insurance products. The Company continues to support all life insurance contracts inforce.

TAX LEGISLATION

During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the "Act"). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.

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

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable contracts it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB expense. Effective January 1, 2004, GMDB expense represents the amount of

GMDB expense paid in excess of the variable account balance plus the change in GMDB liabilities. GMDB expense is recorded as a component of policy benefits. Prior to the adoption of Statement of Position ("SOP") 03-1 GMDB expense represented the amount of GMDB expense paid in excess of the variable account balance and was also recorded as a component of policy benefits.

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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The following table provides the increase for each equity market index at June 30, 2004 as compared to June 30, 2003.

                                 June 30, 2004
                                      vs.
                                 June 30, 2003
                                 -------------
Dow                                  16.1%
NASDAQ                               26.2%
S&P                                  17.1%

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. During the first six months of 2004, positive investment performance contributed to an increase in asset-based policy charge revenue of $13.2 million and a decrease in GMDB expense of $15.0 million as compared to the same period in 2003. Despite positive investment performance, the Company's trading account incurred a decrease in net realized investment gains of $1.9 million during the first six months of 2004 as compared to the same period in 2003.

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

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the three and six month periods ended June 30, 2004, medium term interest rates increased approximately 99 basis points and 71 basis points, respectively, to yield, on average, 3.31% during the current six month period. During the three and six month periods ended June 30, 2003, medium term interest rates decreased approximately 63 basis points and 73 basis points, respectively, to yield, on average, 1.80%.

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

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. During the three and six month periods ended June 30, 2004, credit spreads widened approximately 7 basis points and 3 basis points, respectively, and ended the current six month period at 88 basis points. During the three and six month periods ended June 30, 2003, credit spreads contracted approximately 41 basis points and 89 basis points, respectively, and ended the period at 109 basis points.

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the three and six month periods ended June 30 were as follows:

                                                                          Three Months Ended  Six Months Ended
                                                                                June 30,          June 30,
                                                                          ------------------  ----------------
                                                                            2004      2003     2004     2003
                                                                           -------   ------   ------   ------
Increase (decrease) in medium term interest rates (basis points)                99      -63       71      -73
Widening (contracting) of credit spreads  (basis points)                         7      -41        3      -89

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                                $ (73.2)  $ 56.8   $(42.0)  $ 71.9
   Interest-sensitive policyholder liabilities                                16.3    (18.5)    16.1     (9.6)
                                                                           -------   ------   ------   ------
Net increase (decrease) on market valuations                               $ (56.9)  $ 38.3   $(25.9)  $ 62.3
                                                                           =======   ======   ======   ======

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

The Company's critical accounting policies and estimates are discussed below:

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2004, variable annuities and variable life insurance account for $171.7 million (or 48%) and $176.7 million (or 49%), respectively, of the Company's DAC asset.

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

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and
iii) certain security restructurings. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. OTT impairment losses result in a permanent reduction of the cost basis of the underlying investment. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2004. For the three and six month periods ended June 30, 2003, OTT impairments on investments in fixed maturity securities were $1.8 million.

Federal Income Taxes

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The Company provides for federal income taxes based on amounts the Company believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, during the current year's provision, management makes estimates regarding the future deductibility of these items. These estimates are primarily based on recent historic experience. During the three and six month periods ended June 30, 2004, the Company reduced its provision for federal income taxes by $1.1 million due to DRD and FTC adjustments. There were no DRD and FTC adjustments during the three and six month periods ended June 30, 2003.

RECENT DEVELOPMENTS

New Accounting Pronouncements

On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $41.3 million increase in policyholder liabilities and a $0.9 million decrease in deferred policy acquisition costs resulting in a charge to earnings of $27.4 million, net of a federal income tax benefit of $14.8 million, which was reported as a cumulative effect of a change in accounting principle. For the three and six months ended June 30, 2004, changes in policyholder liabilities did not have a material impact on the Company's Statements of Earnings.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. The Company issues three types of variable annuity products. These products are differentiated by the availability of guaranteed living benefits and the degree of liquidity afforded to the contract owner. The B-Share variable annuities offer a guaranteed minimum income benefit ("GMIB") provision and contain a seven year surrender charge period, L-Share variable annuities do not offer a GMIB provision and contain a three year surrender charge period, and C-Share variable annuities do not offer a GMIB provision and have no surrender charge period. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. In addition, the Company also issues modified guaranteed annuity products. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance premiums decreased $67.2 million (or 25%) to $199.6 million and $43.8 million (or 9%) to $417.4 million during the current three and six month periods ended June 30, 2004, respectively, as compared to the same period in 2003. Annuity and life insurance premiums by type of product were as follows:

                                            ($ In Millions)                     % Change
                                       ---------------------------   ----------------------------
                                       Second Quarter   Six Months   Second Quarter  Six Months
                                            2004           2004       2004 vs. 2003 2004 vs. 2003
                                       --------------   ----------   -------------- -------------
Variable Annuities:
   B-Share                                $  173.0       $  360.0          -22%           -%
   C-Share                                    14.5           29.4          -36          -48
   L-Share                                     4.3            8.3          -12           -5
                                          --------       --------          ---          ---
                                             191.8          397.7          -23           -7
                                          --------       --------          ---          ---
Variable Life Insurance                        6.3           15.3          -21          -17

Modified Guaranteed Annuities                  1.4            4.0          -62          -34

Other                                          0.1            0.4          -99          -96
                                          --------       --------          ---          ---

Total Direct Premiums                     $  199.6       $  417.4          -25%          -9%
                                          ========       ========          ===          ===

During the current three and six month periods, variable annuity premiums decreased $56.4 million (or 23%) to $191.8 million and $28.7 million (or 7%) to $397.7 million, respectively, as compared to the same periods in 2003. Management attributes the decrease in variable annuity premiums during the current three month period to general economic conditions. As financial markets improve, variable annuities may be viewed as less attractive as compared to other investment products available within the Merrill Lynch & Co. retail network. Management attributes the decrease in variable annuity premiums during the current six month period to the decreases in C-Share and L-Share variable annuity premiums. During the current six month periods, C-Share and L-Share variable annuity premiums decreased $26.9 million (or 48%) and $0.4 million (or 5%), respectively, as compared to the same periods in 2003. As mentioned above, the C-Share and L-Share variable annuity products do not contain GMIB provisions. GMIB provisions have increased in popularity due to consumers' increasing demand for guaranteed living benefits. Management believes that the volatility in the equity markets over the past three years has been the catalyst for this demand. The Company's B-Share variable annuity products include GMIB provisions.

During the current three and six month periods, variable life insurance premiums decreased $1.7 million (or 21%) to $6.3 million and $3.2 million (or 17%) to $15.3 million as compared to the same period in 2003. The decreases in variable life insurance premiums are primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003. Variable life insurance premiums displayed above generally represent renewal premiums on existing life insurance contracts.

SURRENDERS

Policy and contract surrenders increased $59.4 million (or 23%) to $316.2 million and $91.6 million (or 18%) to $613.3 million during the three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. During the current three and six month periods, variable annuity surrenders increased $39.2 million (or 25%) to $195.3 million and $78.2 million (or 25%) to $396.4 million, respectively, as compared to the same periods in 2003. Management attributes the increases in variable annuity surrenders to the increasing consumer demand for variable annuity products containing guaranteed living benefit provisions. As contracts reach the end of their surrender charge period, contract owners are more willing to surrender variable annuities without guaranteed living benefit provisions in favor of variable annuities with guaranteed living benefit provisions. In addition, during the current three and six month periods, variable life surrenders increased $19.0 million (or 31%) to $81.1 million and $22.0 million (or 17%) to $149.5 million, respectively, as compared to the same periods in 2003. The increases in variable life surrenders primarily represent movement by contract owners to other insurance products issued by insurance companies unaffiliated with the Company. As previously noted, the Company no longer manufactures variable life insurance products.

FINANCIAL CONDITION

At June 30, 2004, the Company's assets were $14.5 billion, or $98.3 million lower than the $14.6 billion in assets at December 31, 2003. Assets excluding separate accounts assets decreased $129.4 million (or 3%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first six months of 2004. Separate accounts assets, which represent 74% of total assets, increased $31.1 million to $10.8 billion. Changes in separate accounts assets for the first two quarters of 2004 were as follows:

                                                         1Q04      2Q04     Total
                                                         ----      ----     -----
                                                             (In Millions)
Investment performance - variable products             $  304.8  $   29.0  $  333.8
Net cash outflow - variable products                     (132.3)   (170.4)   (302.7)
                                                       --------  --------  --------
Net increase (decrease)                                $  172.5  $ (141.4) $   31.1
                                                       ========  ========  ========

At June 30, 2004 and December 31, 2003, approximately $57.0 million (or 3%) and $97.9 million (or 5%), respectively, of the Company's fixed maturity securities were considered non-investment grade. The Company defines non-investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BB+ or lower (or similar rating agency). Non-investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current non-investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase non-investment grade securities. Also, at June 30, 2004, approximately $142.9 million (or 7%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $177.0 million (or 8%) of the Company's fixed maturity securities at December 31, 2003. The Company closely monitors such investments.

During the first six months of 2004, the Company experienced contract owner withdrawals that exceeded deposits by $388.5 million. The components of contract owner transactions for all products were as follows:

                                                          June 30,
                                                           2004
                                                        -------------
                                                        (In Millions)
Premiums collected                                       $   417.4
Internal tax-free exchanges                                  (21.8)
                                                         ---------
     Net contract owner deposits                             395.6

Contract owner withdrawals                                   572.7
Net transfers from separate accounts                         211.4
                                                         ---------
     Net contract owner withdrawals                          784.1
                                                         ---------

Net contract owner activity                              $  (388.5)
                                                         =========

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2004, the Company's assets included $2.1 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

During 2000, the Company committed to participate in a limited partnership. As of June 30, 2004, $6.8 million had been advanced towards the Company's $10.0 million commitment to the limited partnership.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2004 and 2003, the Company recorded net earnings of $17.2 million and $12.0 million, respectively. For the six month periods ended June 30, 2004 and 2003, the Company reported net earnings of $4.7 million and $21.7 million, respectively.

Policy charge revenue increased $9.4 million (or 18%) and $11.5 million (or 11%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in policy charge revenue by type for each respective period:

                                                     Three Months      Six Months
      Policy charge revenue                          2004 vs. 2003    2004 vs. 2003
      ---------------------                          -------------    -------------
                                                              (In Millions)
Asset-based policy charge revenue                      $ 5.1 (1)       $ 13.2  (1)
Non-asset based policy charge revenue                    4.3 (2)         (1.7) (3)
                                                       -----           ------
                                                       $ 9.4           $ 11.5
                                                       =====           ======

      (1) The increases are primarily due to increases in average variable account balances. During the current three and six month periods, average variable account balances increased $1.2 billion (or 13%) and $1.6 billion (or 18%), respectively, as compared to the same periods in 2003.

      (2) Primarily due to increases in deferred policy load amortization and variable annuity contract fees during the current three month period as compared to the same period in 2003.

      (3) Primarily due to a decrease in deferred policy load amortization resulting from increased mortality during the current six month period as compared to the same period in 2003. The decrease in deferred policy load amortization is partially offset by an increase in variable annuity contract fees resulting from an increase in contracts containing GMIB provisions inforce during the current six month period as compared to the same period in 2003.

Net earnings derived from interest spread decreased $4.0 million (or 32%) and $5.5 million (or 23%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The decreases in interest spread are primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the increase in credit quality of the portfolio and a higher level of call activity.

Net realized investment gains decreased $2.0 million and $1.9 million during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in net realized investment gains by type for each respective period:

                                                     Three Months      Six Months
Net Realized Gains                                   2004 vs. 2003    2004 vs. 2003
------------------                                   -------------    -------------
                                                            (In Millions)
Credit related                                         $    2.1           $  1.8  (1)
Trading account                                            (3.2)            (2.2) (2)
Interest related                                           (0.9)            (1.5) (3)
                                                       --------           ------
                                                       $   (2.0)          $ (1.9)
                                                       ========           ======

      (1) Primarily due to other-than-temporary ("OTT") declines in the carrying value of fixed maturity securities. OTT declines on investments in fixed maturity securities were $1.8 million during the second quarter 2003. There were no OTT declines on investments in fixed maturity securities during the current three and six month periods ended June 30, 2004.

      (2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

      (3) The decreases are primarily due to decreased invested asset sales and the increasing interest rate environment during the current three and six month periods as compared to the same periods in 2003.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the current three and six month periods ended June 30, 2004, the market value adjustment expense decreased $0.3 million (or 24%) and $0.7 million (or 28%), respectively, as compared to the same periods in 2003. The decreases are primarily due to decreases in surrender volume as a result of the declining number of inforce contracts.

Policy benefits decreased $8.1 million (or 42%) and $11.6 million (or 30%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in policy benefits by type for each respective period:

                                                          Three Months    Six Months
       Policy benefits                                    2004 vs. 2003  2004 vs. 2003
       ---------------                                    -------------  -------------
                                                                 (In Millions)
Variable annuity mortality expense                           $ (7.5)        $  (15.0) (1)
Life insurance mortality expense                               (0.6)             3.4  (2)
                                                             ------         --------
                                                             $ (8.1)        $  (11.6)
                                                             ======         ========

      (1) The decreases in variable annuity mortality expense are due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.

      (2)   Primarily due to period-to-period mortality fluctuations.

Reinsurance premium ceded increased $1.6 million (or 28%) and $2.1 million (or 19%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. Reinsurance premium ceded related to the Company's annuity products increased $1.8 million and $2.7 million, respectively, during the current three and six month periods as compared to the same periods in 2003. These increases are attributable to the Company's effort to reinsure variable annuity products containing GMIB provisions. Reinsurance premium ceded related to the Company's life insurance products decreased $0.2 million and $0.6 million, respectively, during the current three and six month periods as compared to the same periods in 2003. These decreases are attributable to a decrease in life insurance inforce.

Amortization of deferred policy acquisition costs increased $2.6 million (or 23%) and decreased $3.5 million (or 15%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The increase during the current three month period is primarily due to the increase in policy charge revenue. The decrease during the current six month period is primarily due to fluctuations in interest-related realized gains on certain fixed annuity portfolios.

Insurance expenses and taxes increased $1.2 million (or 9%) and $3.4 million (or 14%) during the current three and six month periods ended June 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in insurance expenses and taxes by type for each respective period:

                                                          Three Months      Six Months
Insurance expenses and taxes - net of capitalization      2004 vs. 2003    2004 vs. 2003
----------------------------------------------------      -------------    -------------
                                                                 (In Millions)
Commissions                                                   $  1.7           $  3.9  (1)
General insurance expenses                                      (0.6)            (0.5) (2)
Taxes, licenses, and fees                                        0.1                -
                                                              ------           ------
                                                              $  1.2           $  3.4
                                                              ======           ======

      (1) The increases in commissions are primarily due to increases in variable annuity asset-based commissions.

      (2) The decreases in general insurance expenses are primarily due to reductions in corporate overhead allocations.

The Company's effective federal income tax rate was 30% and 33% during the current three and six month periods ended June 30, 2004, respectively, as compared to 35% during the equivalent periods in 2003. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded in the second quarter 2004.

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

ITEM 4. Controls and Procedures

In 2002, the Company formed a Disclosure Committee to assist with the monitoring and evaluation of its disclosure controls and procedures. The Company's Chief Executive Officer, Chief Financial Officer, and Disclosure Committee have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the period covered by this quarterly report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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


       (b) Reports on Form 8-K.


           The Registrant filed the following Current Report on Form 8-K with the Commission during the second quarter of 2004, under the caption "Item 5. Other Events":

           Current Report on Form 8-K dated May 18, 2004 for the purpose of reporting that in the first quarter of 2004, Merrill Lynch & Co.
           Inc. ("Merrill Lynch & Co.") adopted the fair value method of accounting for stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method permitted under SFAS No.148, Accounting for Stock-Based Compensation -- Transition and Disclosure. The adoption of the fair value method of accounting by Merrill Lynch & Co. resulted in additional allocated compensation expense to the Registrant. As a result, the Registrant's Financial Statements and Notes thereto filed as Item 15 of the Registrant's Annual Report on Form 10-K for the year ended
           December 31, 2003, and the Registrant's Management's Narrative Analysis of Results of Operations filed as Item 7 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2003, were restated.

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

Date: August 13, 2004

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