Form 10-Q
period 2004-09-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2004-11-12
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

PART I. Financial Information
Item I. Financial Statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                          September 30,      December 31,
                                                                               2004            2003(1)
                                                                          -------------      -----------
ASSETS

INVESTMENTS:
      Fixed maturity securities, at estimated fair value
           (amortized cost:  2004 - $2,066,682; 2003 - $2,108,310)         $ 2,106,686       $ 2,157,127
      Equity securities, at estimated fair value
           (cost:  2004 - $53,131; 2003 - $78,816)                              56,547            82,469
      Trading account securities, at estimated fair value                       26,332            26,186
      Limited partnerships, at cost                                             14,070            11,880
      Policy loans on insurance contracts                                    1,030,462         1,086,537
                                                                           -----------       -----------

                Total Investments                                            3,234,097         3,364,199

CASH AND CASH EQUIVALENTS                                                       93,016            75,429
ACCRUED INVESTMENT INCOME                                                       60,193            63,565
DEFERRED POLICY ACQUISITION COSTS                                              398,377           364,414
REINSURANCE RECEIVABLES                                                          5,496             6,004
RECEIVABLES FROM SECURITIES SOLD                                                 2,297             1,349
OTHER ASSETS                                                                    39,529            36,245
SEPARATE ACCOUNTS ASSETS                                                    10,496,176        10,736,343
                                                                           -----------       -----------

TOTAL ASSETS                                                               $14,329,181       $14,647,548
                                                                           ===========       ===========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                                 September 30,      December 31,
                                                                                     2004              2003(1)
                                                                                 -------------      ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
        Policyholders' account balances                                           $ 2,831,488       $ 2,887,937
         Claims and claims settlement expenses                                         32,165           101,718
                                                                                  -----------       -----------

                     Total policyholder liabilities and accruals                    2,863,653         2,989,655

      OTHER POLICYHOLDER FUNDS                                                          9,004            12,915
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                           6,770             7,139
      FEDERAL INCOME TAXES - DEFERRED                                                  34,651            31,965
      FEDERAL INCOME TAXES - CURRENT                                                    3,492            20,146
      PAYABLES FOR SECURITIES PURCHASED                                                 1,562               683
      AFFILIATED PAYABLES - NET                                                         3,925             2,365
      UNEARNED POLICY CHARGE REVENUE                                                  113,419           107,761
      OTHER LIABILITIES                                                                 3,979             3,480
      SEPARATE ACCOUNTS LIABILITIES                                                10,496,176        10,730,601
                                                                                  -----------       -----------

                     Total Liabilities                                             13,536,631        13,906,710
                                                                                  -----------       -----------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                     2,500             2,500
    Additional paid-in capital                                                        397,324           397,324
    Retained earnings                                                                 379,429           329,549
    Accumulated other comprehensive income                                             13,297            11,465
                                                                                  -----------       -----------

                     Total Stockholder's Equity                                       792,550           740,838
                                                                                  -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $14,329,181       $14,647,548
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                       Three Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                     2004            2003(1)
                                                                                   --------         ---------
REVENUES:
           Policy charge revenue                                                   $ 57,349         $ 56,845
           Net investment income                                                     38,842           42,295
           Net realized investment gains (losses)                                     1,003           (6,199)
                                                                                   --------         --------

                               Total Revenues                                        97,194           92,941
                                                                                   --------         --------

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                      29,340           32,286
           Market value adjustment expense                                              449            1,694
           Policy benefits (net of reinsurance recoveries:  2004 - $3,509;
             2003 - $2,381)                                                          13,174           13,259
           Reinsurance premium ceded                                                  7,398            5,667
           Amortization of deferred policy acquisition costs                        (29,952)          13,426
           Insurance expenses and taxes                                              14,013           13,375
                                                                                   --------         --------

                               Total Benefits and Expenses                           34,422           79,707
                                                                                   --------         --------

                               Earnings Before Federal Income Tax Provision          62,772           13,234
                                                                                   --------         --------

FEDERAL INCOME TAX PROVISION (BENEFIT):
           Current                                                                      492           12,292
           Deferred                                                                  17,128           (7,660)
                                                                                   --------         --------

                               Total Federal Income Tax Provision                    17,620            4,632
                                                                                   --------         --------

NET EARNINGS                                                                       $ 45,152         $  8,602
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                             ----------------------------
                                                                                                2004             2003(1)
                                                                                             ---------         ---------
REVENUES:
           Policy charge revenue                                                             $ 173,295         $ 161,278
           Net investment income                                                               117,988           132,112
           Net realized investment gains (losses)                                                4,686              (608)
                                                                                             ---------         ---------

                               Total Revenues                                                  295,969           292,782
                                                                                             ---------         ---------

BENEFITS AND EXPENSES:
           Interest credited to policyholders' account balances                                 89,982            98,065
           Market value adjustment expense                                                       2,259             4,225
           Policy benefits (net of reinsurance recoveries:  2004 - $13,593;
             2003 - $12,930)                                                                    40,507            52,142
           Reinsurance premium ceded                                                            20,857            16,989
           Amortization of deferred policy acquisition costs                                    (9,417)           37,463
           Insurance expenses and taxes                                                         41,330            37,284
                                                                                             ---------         ---------

                               Total Benefits and Expenses                                     185,518           246,168
                                                                                             ---------         ---------

                               Earnings Before Federal Income Tax Provision                    110,451            46,614
                                                                                             ---------         ---------

FEDERAL INCOME TAX PROVISION (BENEFIT):
           Current                                                                              16,718            49,341
           Deferred                                                                             16,453           (33,026)
                                                                                             ---------         ---------

                               Total Federal Income Tax Provision                               33,171            16,315
                                                                                             ---------         ---------

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                                  77,280            30,299
                                                                                             ---------         ---------

                                           Change in Accounting Principle, Net of Tax          (27,400)                -
                                                                                             ---------         ---------

NET EARNINGS                                                                                 $  49,880         $  30,299
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                          Three Months Ended
                                                                                            September 30,
                                                                                      -------------------------
                                                                                        2004            2003(1)
                                                                                      ---------        --------
NET EARNINGS                                                                          $ 45,152         $  8,602
                                                                                      --------         --------

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period                  34,820          (20,823)
       Reclassification adjustment for (gains) losses included in net earnings          (1,534)           6,347
                                                                                      --------         --------

       Net unrealized gains (losses) on investment securities                           33,286          (14,476)

       Adjustments for:
           Policyholder liabilities                                                     (4,554)          15,082
           Deferred policy acquisition costs                                              (734)           1,039
           Deferred federal income taxes                                                (9,800)            (576)
                                                                                      --------         --------

    Total other comprehensive income, net of taxes                                      18,198            1,069
                                                                                      --------         --------

COMPREHENSIVE INCOME                                                                  $ 63,350         $  9,671
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                      -------------------------
                                                                                        2004            2003(1)
                                                                                      ---------        --------
NET EARNINGS                                                                          $ 49,880         $ 30,299
                                                                                      --------         --------

OTHER COMPREHENSIVE INCOME:

    Net unrealized gains (losses) on available-for-sale securities:
       Net unrealized holding gains (losses) arising during the period                  (3,767)          54,334
       Reclassification adjustment for (gains) losses included in net earnings          (4,942)           3,107
                                                                                      --------         --------

       Net unrealized gains (losses) on investment securities                           (8,709)          57,441

       Adjustments for:
         Policyholder liabilities                                                       11,574            5,484
         Deferred policy acquisition costs                                                 (46)          (5,643)
         Deferred federal income taxes                                                    (987)         (20,049)
                                                                                      --------         --------

    Total other comprehensive income , net of taxes                                      1,832           37,233
                                                                                      --------         --------

COMPREHENSIVE INCOME                                                                  $ 51,712         $ 67,532
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                                 Accumulated
                                                                Additional                         other              Total
                                                  Common         paid-in         Retained       comprehensive      stockholder's
                                                  stock          capital        earnings(1)     income (loss)        equity(1)
                                                 --------       ----------      -----------     -------------      -------------
BALANCE, JANUARY 1, 2003                         $  2,500        $347,324        $290,092        $(23,010)          $616,906

   Capital contribution from parent                                50,000                                             50,000

   Net earnings                                                                    39,457                             39,457

   Other comprehensive income, net of tax                                                          34,475             34,475
                                                 --------        --------        --------        --------           --------

BALANCE, DECEMBER 31, 2003                          2,500         397,324         329,549          11,465            740,838

  Net earnings                                                                     49,880                             49,880

  Other comprehensive income, net of tax                                                            1,832              1,832
                                                 --------        --------        --------        --------           --------

BALANCE, SEPTEMBER 30, 2004                      $  2,500        $397,324        $379,429        $ 13,297           $792,550
                                                 ========        ========        ========        ========           ========

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                               ---------------------------
                                                                                                  2004            2003(1)
                                                                                               ----------        ---------
Cash Flows From Operating Activities:
  Net earnings                                                                                 $  49,880         $  30,299
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                                    27,400                 -
    Amortization of deferred policy acquisition costs                                             (9,417)           37,463
    Capitalization of policy acquisition costs                                                   (25,442)          (30,991)
    Amortization of investments                                                                    8,281             6,762
    Interest credited to policyholders' account balances                                          89,982            98,065
    Change in variable contract reserves and accruals                                             (2,140)                -
    Provision (benefit) for deferred Federal income tax                                           16,453           (33,026)
  (Increase) decrease in operating assets:
    Accrued investment income                                                                      3,372              (322)
    Federal income taxes - current                                                                     -            40,910
    Reinsurance receivables                                                                          508             4,145
    Affiliated receivables - net                                                                       -                67
    Other                                                                                         (3,284)            1,022
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                           (332)           (1,670)
    Other policyholder funds                                                                      (3,911)            4,880
    Liability for guaranty fund assessments                                                         (369)             (610)
    Federal income taxes - current                                                               (16,654)           14,271
    Affiliated payables - net                                                                      1,560             7,185
    Unearned policy charge revenue                                                                 5,658             1,502
    Other                                                                                            499             2,238
  Other operating activities:
    Net realized investment (gains) losses                                                        (4,686)              608
                                                                                               ---------         ---------

               Net cash and cash equivalents provided by operating activities                    137,358           182,798
                                                                                               ---------         ---------

Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                                       113,587           239,127
    Maturities of available-for-sale securities                                                  245,829           470,167
    Purchases of available-for-sale securities                                                  (289,428)         (925,382)
    Trading account securities                                                                      (402)             (196)
    Sales of limited partnerships                                                                    610                70
    Purchases of limited partnerships                                                             (2,800)             (200)
    Policy loans on insurance contracts                                                           56,075            48,715
    Recapture of investments in separate accounts                                                      -             2,709
    Investment in separate accounts                                                                    -              (303)
                                                                                               ---------         ---------

               Net cash and cash equivalents provided by (used in) investing activities        $ 123,471         $(165,293)
                                                                                               ---------         ---------

(1) Prior period amounts have been restated as discussed in Note 3 to the financial statements.

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                  ----------------------------
                                                                                    2004              2003(1)
                                                                                  ----------        ----------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Capital contribution received from parent                                    $       -         $  50,000
     Policyholder deposits (excludes internal policy replacement deposits)          567,420           693,257
     Policyholder withdrawals (including transfers from separate accounts)         (810,662)         (942,057)
                                                                                  ---------         ---------

           Net cash and cash equivalents used in financing activities              (243,242)         (198,800)
                                                                                  ---------         ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 17,587          (181,295)

CASH AND CASH EQUIVALENTS:
           Beginning of year                                                         75,429           312,217
                                                                                  ---------         ---------

           End of period                                                          $  93,016         $ 130,922
                                                                                  =========         =========

Supplementary Disclosure of Cash Flow Information:
           Cash paid to (received from) affiliates for:
                     Federal income taxes                                         $  33,372         $  (5,840)
                     Intercompany interest                                              152                89

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

For a complete discussion of the Company's 2003 financial statements and accounting policies, refer to the Company's restated 2003 Annual Report on Form 10-K for the year ended December 31, 2003, which was included as an Exhibit 99.1 to Form 8-K dated May 18, 2004.

The interim Financial Statements for the three and nine month periods are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2003 Annual Report on Form 10-K. The December 31, 2003 unaudited Balance Sheet was derived from the audited 2003 financial statements and was adjusted for the amounts included in Note 3. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the provisions of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $41,304 increase in policyholder liabilities and a $850 decrease in deferred policy acquisition costs resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle. For the three and nine months ended September 30, 2004, the changes in policyholder liabilities related to SOP 03-1 did not have a material impact on the Company's Statements of Earnings.

SOP 03-1 also addresses the financial statement treatment of the Company's investment in the Separate Accounts (i.e. seed money investments). SOP 03-1 requires seed money investments to be reported as a General Account asset rather than as a component of Separate Accounts assets. Accordingly, the Company's seed money investment at September 30, 2004 is reported as an available-for-sale equity security. In addition, SOP 03-1 requires new disclosures regarding the Company's Separate Accounts and insurance contracts containing guarantee provisions. See Note 6 to the Financial Statements for these disclosures.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company expects that the issues will be resolved in the fourth quarter 2004 and will adopt the guidance at that time. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 4 to the 2003 Annual Report for additional information.

NOTE 3. OTHER EVENTS

On December 31, 2002, the FASB issued SFAS No.148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123, Accounting for Stock Based Compensation. Effective for the first quarter 2004, Merrill Lynch & Co. adopted the fair value method of accounting for stock-based compensation under SFAS 123, using the retroactive restatement method described in SFAS 148. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The adoption of the fair value method of accounting by Merrill Lynch & Co. resulted in additional allocated compensation expense to the Company. The Company's December 31, 2003 Balance Sheet has been restated to reflect such expenses. Accordingly, the December 31, 2003 Balance Sheet reflects a $3,061 increase in net affiliated payables, a $1,036 decrease in current federal income taxes payable, and a $2,025 decrease in retained earnings. For the three and nine months ended September 30, 2004 and 2003, the allocation of additional compensation expense did not have a material impact on the Company's Statements of Earnings.

NOTE 4. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive income, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For the three and nine month periods ended September 30, 2004, realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value were $519. For the three and nine month periods ended September 30, 2003, realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value were $4,914 and $6,724, respectively.

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

                                                     September 30,    December 31,
                                                         2004            2003
                                                     -------------    ------------
Assets:
           Fixed maturity securities                   $ 40,004        $ 48,817
           Equity securities                              3,416           3,653
           Deferred policy acquisition costs                214             260
           Separate Accounts assets                           -            (341)
                                                       --------        --------
                                                         43,634          52,389
                                                       --------        --------
Liabilities:
           Policyholders' account balances               23,176          34,750
           Federal income taxes - deferred                7,161           6,174
                                                       --------        --------
                                                         30,337          40,924
                                                       --------        --------
Stockholder's equity:
           Accumulated other comprehensive income      $ 13,297        $ 11,465
                                                       ========        ========

Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

                                                           Three Months Ended              Nine Months Ended
                                                             September 30,                   September 30,
                                                         ------------------------        -----------------------
                                                           2004           2003             2004           2003
                                                         --------        -------         --------        -------
Available-for-sale securities                            $ 1,535         $(6,044)        $ 4,942         $(2,644)
Trading account securities:
  Net realized investment gains (losses)                    (524)            636             970           1,187
  Net unrealized holding gains (losses)                       (8)           (795)         (1,226)            846
Investment in Separate Accounts                                -               4               -               3
                                                         -------         -------         -------         -------
     Total net realized investment gains (losses)        $ 1,003         $(6,199)        $ 4,686         $  (608)
                                                         =======         =======         =======         =======

NOTE 5. DEFERRED POLICY ACQUISITION COSTS

The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                               -------------------------        -------------------------
                                                                 2004             2003            2004             2003
                                                               ---------        --------        ---------        --------
Normal amortization related to variable life
    and annuity insurance products                             $ 11,374         $ 13,426        $ 31,909         $ 37,463
 DAC unlocking related to variable annuity products (1)         (41,326)               -         (41,326)               -
                                                               --------         --------        --------         --------

Total amortization of DAC                                      $(29,952)        $ 13,426        $ (9,417)        $ 37,463
                                                               ========         ========        ========         ========

(1) During 2003 DAC unlocking for variable annuity and variable life insurance products was recorded in the fourth quarter 2003.

The impact of revisions to estimates on cumulative amortization of deferred policy acquisition costs ("DAC") is recorded as a charge or benefit to current operations ("DAC unlocking"). During the third quarter 2004 the Company elected to adopt new assumptions for market returns associated with assets held in the Company's variable annuity separate accounts. If returns over a determined historical period differ from the Company's long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique.

NOTE 6. SEPARATE ACCOUNTS

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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, policy administration and surrender charges associated with Separate Accounts products are included in revenue in the Statements of Earnings.

VARIABLE ANNUITY CONTRACTS CONTAINING GUARANTEES

The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit ("GMDB") and/or an optional guaranteed minimum income benefit ("GMIB"). In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals. In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

At September 30, 2004, the Company had the following variable annuity contracts containing guarantees:

                                                                                        GMDB                          GMIB
                                                                                    -------------                --------------
Net amount at risk                                                                  $   1,379,272 (1)            $        - (2)
Average attained age of contract owners                                                        67                        57
Weighted average period remaining until expected annuitization                                n/a                         9 yrs

(1) Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners' current account balance at the balance sheet date.

(2) Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner determined in accordance with the terms of the contract in excess of the contract owners' current account balance at the balance sheet date.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the September 30, 2004 Balance Sheet. Prior to the adoption of SOP 03-1, the Company's liability was $69,221 and was included as a component of claims and claims settlement expenses in the December 31, 2003 Balance Sheet. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable annuity liability for each type of guarantee at September 30, 2004 was as follows:

                                                             GMDB                         GMIB
                                                         -------------                 -----------
Balance at January 1, 2004                               $    108,702                  $         -
Incurred guarantee benefits                                    21,105                          425
Paid guarantee benefits                                       (23,833)                           -
                                                         ------------                  -----------

Balance at September 30, 2004                            $    105,974                  $       425
                                                         ============                  ===========

The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC.

At September 30, 2004, contract owners' account balances by mutual fund class for contracts containing each type of guarantee were distributed as follows:

                                    Money
                                    Market            Bond          Equity             Balanced         Total
                                 ------------      ---------       ---------           --------      -------------
GMDB only                        $    303,417      1,517,961       4,315,879            566,946      $   6,704,203

GMDB and GMIB (3)                $     44,318        266,692         771,905             97,579      $   1,180,494
                                 ------------      ---------       ---------            -------      -------------
Total                            $    347,735      1,784,653       5,087,784            664,525      $   7,884,697
                                 ============      =========       =========            =======      =============

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

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the Balance Sheets. Changes in the guarantee liability are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at September 30, 2004 was $1,941. The variable life GMDB liability is set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company's estimate of the likelihood of future GMDB claims.

At September 30, 2004, account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

                     Money
                     Market              Bond              Equity             Balanced             Other            Total
                  -----------           -------            -------            --------             ------         -----------
GMDB              $   289,325           425,083            933,405             951,986              6,745         $ 2,606,544

NOTE 7. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the three and nine month periods ended September 30:

                                                                          Three Months Ended               Nine Months Ended
                                                                            September 30,                    September 30,
                                                                      -------------------------        -------------------------
                                                                        2004             2003            2004             2003
                                                                      ----------       --------        ---------        --------
 Provision for income taxes computed at Federal statutory rate        $ 21,970         $  4,632        $ 38,658         $ 16,315
 Increase (decrease) in income taxes resulting from:
    Dividend received deduction                                         (3,851)               -          (6,081)               -
    Foreign tax credit                                                    (499)               -             594                -
                                                                      --------         --------        --------         --------

Federal income tax provision                                          $ 17,620         $  4,632        $ 33,171         $ 16,315
                                                                      ========         ========        ========         ========

The Federal statutory rate for each of the three and nine month periods ended September 30 was 35%.

NOTE 8. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at September 30, 2004 and December 31, 2003 were $354,237 and $295,722, respectively. For the nine month periods ended September 30, 2004 and 2003, statutory net income was $55,076 and $62,547, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings for the three and nine month periods ended September 30. The prior period amounts have been restated as discussed in
Note 3 to the financial statements.

                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                               --------------------------        ---------------------------
                                                                  2004            2003              2004             2003
                                                               ---------        ---------        ----------        ---------
Net Revenues (1):
    Annuities                                                  $  43,309        $  40,096        $ 127,841         $ 117,650
    Life Insurance                                                24,101           18,822           70,661            72,595
    Other                                                            444            1,737            7,485             4,472
                                                               ---------        ---------        ---------         ---------

       Total Net Revenues                                      $  67,854        $  60,655        $ 205,987         $ 194,717
                                                               =========        =========        =========         =========

Net Earnings Before Change in Accounting Principle:
    Annuities                                                  $  39,036        $   6,579        $  52,626         $  13,348
    Life Insurance                                                 5,828              892           19,790            14,045
    Other                                                            288            1,131            4,864             2,906
                                                               ---------        ---------        ---------         ---------

    Net Earnings Before Change in Accounting Principle            45,152            8,602           77,280            30,299
                                                               ---------        ---------        ---------         ---------

Change in Accounting Principle, Net of Tax:
    Annuities                                                          -                -          (26,215)                -
    Life Insurance                                                     -                -           (1,185)                -
                                                               ---------        ---------        ---------         ---------

       Change in Accounting Principle, Net of Tax                      -                -          (27,400)                -
                                                               ---------        ---------        ---------         ---------

       Total Net Earnings                                      $  45,152        $   8,602        $  49,880         $  30,299
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

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The following table provides the increase for each equity market index at September 30, 2004 as compared to September 30, 2003.

                                                         September 30, 2004
                                                               versus
                                                         September 30, 2003
                                                         ------------------
Dow                                                              8.7%
NASDAQ                                                           6.2%
S&P                                                             11.9%

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. During the first nine months of 2004, positive investment performance contributed to an increase in asset-based policy charge revenue of $18.6 million and a decrease in GMDB expense of $17.1 million as compared to the same period in 2003. Despite positive investment performance, the Company's trading account incurred a decrease in net realized investment gains of $2.3 million during the first nine months of 2004 as compared to the same period in 2003.

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

The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments.

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the three and nine month periods ended September 30 were as follows:

                                                                          Three Months Ended            Nine Months Ended
                                                                              September 30,                September 30,
                                                                       -------------------------     -----------------------
                                                                         2004             2003         2004            2003
                                                                       --------         --------     --------         ------
Average medium term interest rate yield                                   3.04%            2.48%        3.04%            2.48%
Increase (decrease) in medium term interest rates (in basis points)        (27)              68           44               (6)

Credit spreads (in basis points)                                            80               98           80               98
Contracting of credit spreads  (in basis points)                            (8)             (11)          (5)            (100)

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                            $  33.3          $ (14.5)     $  (8.7)         $  57.4
   Interest-sensitive policyholder liabilities                            (4.6)            15.1         11.6              5.5
                                                                       -------          -------      -------          -------
Net increase on market valuations                                      $  28.7          $   0.6      $   2.9          $  62.9
                                                                       =======          =======      =======          =======

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

The Company's critical accounting policies and estimates are discussed below:

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2004, variable annuities and variable life insurance account for $211.7 million (or 53%) and $175.0 million (or 44%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations ("DAC unlocking"). For the three and nine month periods ended September 30, 2004, the Company increased earnings by $41.3 million via revised estimates for amortization of DAC for variable annuities. During 2003 revisions to estimates on cumulative amortization for variable annuity and variable life insurance products were recorded in the fourth quarter 2003. During the third quarter 2004 the Company elected to adopt new assumptions for market returns associated with assets held in the Company's variable annuity separate accounts. If returns over a determined historical period differ from the Company's long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization.

Conversely, decreases in the estimated separate accounts return and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. For variable annuities, the Company generally establishes a long-term rate of net separate accounts growth. The long-term rate may be adjusted if the Company's long-term expectations change. Using the mean reversion technique, the Company modifies the rate of net separate accounts growth over the near term, based on recent historical returns. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. For variable life, the Company generally assumes a level long-term rate of net separate accounts growth for all future years. The long-term rate may be adjusted if the Company's long-term expectations change. Additionally, the Company may modify the rate of net separate accounts growth over the short term to reflect the Company's near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

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

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, as well as information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). The factors that give rise to potential impairments include, but are not limited to, i) certain credit-related events such as default of principal or interest payments, ii) bankruptcy of issuer, and
iii) certain security restructurings. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. OTT impairment losses result in a permanent reduction of the cost basis of the underlying investment. For the three and nine month periods ended September 30, 2004, OTT impairments on investments in fixed maturity securities were $0.5 million. For the three and nine month periods ended September 30, 2003, OTT impairments on investments in fixed maturity securities were $4.9 million and $6.7 million, respectively.

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

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, during the current year's provision, management makes estimates regarding the future deductibility of these items. These estimates are primarily based on recent historic experience. During the three and nine month periods ended September 30, 2004, the Company reduced its provision for federal income taxes by $4.4 million and $5.5 million, respectively, due to DRD and FTC adjustments. There were no DRD and FTC adjustments during the three and nine month periods ended September 30, 2003.

RECENT DEVELOPMENTS

New Accounting Pronouncements

On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $41.3 million increase in policyholder liabilities and a $0.9 million decrease in deferred policy acquisition costs resulting in a charge to earnings of $27.4 million, net of a federal income tax benefit of $14.8 million, which was reported as a cumulative effect of a change in accounting principle. For the three and nine months ended September 30, 2004, changes in policyholder liabilities did not have a material impact on the Company's Statements of Earnings.

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company expects that the issues will be resolved in the fourth quarter 2004 and will adopt the guidance at that time. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 4 to the 2003 Annual Report for additional information.

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

Annuity and life insurance deposits decreased $78.3 million (or 30%) to $180.9 million and $122.1 million (or 17%) to $598.3 million during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same period in 2003. Annuity and life insurance deposits by type of product were as follows:

                                          ($ In Millions)                        % Change
                                  ------------------------------      --------------------------------
                                  Third Quarter      Nine Months      Third Quarter       Nine Months
                                      2004              2004          2004 vs. 2003      2004 vs. 2003
                                  -------------      -----------      -------------      -------------
Variable Annuities:
   B-Share                           $159.3            $519.3            -29%                -11%
   C-Share                              7.2              36.6            -57                 -50
   L-Share                              3.0              11.3             -3                  -4
                                     ------            ------            ---                 ---
                                      169.5             567.2            -30                 -15
                                     ------            ------            ---                 ---

Variable Life Insurance                 6.2              21.5            -30                 -22

Modified Guaranteed Annuities           5.1               9.1             46                  -5

Other                                   0.1               0.5            -98                 -96
                                     ------            ------            ---                 ---

Total Direct Deposits                $180.9            $598.3            -30%                -17%
                                     ======            ======            ===                 ===

During the current three and nine month periods, variable annuity deposits decreased $73.3 million (or 30%) to $169.5 million and $102.0 million (or 15%) to $567.2 million, respectively, as compared to the same periods in 2003. During the current three and nine month periods, variable annuity deposits were impacted by a reduction in the number of annuity wholesalers and the resulting geographical realignment of annuity sales territories. Management also contributes the reduction in variable annuity deposits to general economic conditions. As financial markets improve, variable annuities may be viewed as less attractive as compared to other investment products available within the Merrill Lynch & Co. retail network.

During the current three and nine month periods, variable life insurance deposits decreased $2.7 million (or 30%) to $6.2 million and $5.9 million (or 22%) to $21.5 million as compared to the same period in 2003. The decreases in variable life insurance deposits were primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003. Variable life insurance deposits displayed above generally represent renewal deposits on existing life insurance contracts.

SURRENDERS

Policy and contract surrenders increased $33.3 million (or 12%) to $306.1 million and $125.0 million (or 16%) to $919.4 million during the three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. During the current three and nine month periods, variable annuity surrenders increased $34.7 million (or 21%) to $202.8 million and $112.9 million (or 23%) to $599.2 million, respectively, as compared to the same periods in 2003. Management attributes the increases in variable annuity surrenders to the increasing consumer demand for variable annuity products containing guaranteed living benefit provisions. As contracts reach the end of their surrender charge period, contract owners are more willing to surrender variable annuities without guaranteed living benefit provisions in favor of variable annuities with guaranteed living benefit provisions.

FINANCIAL CONDITION

At September 30, 2004, the Company's assets were $14.3 billion, or $318.4 million lower than assets at December 31, 2003. Assets excluding separate accounts assets decreased $78.2 million (or 2%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first nine months of 2004. Separate accounts assets, which represent 73% of total assets, decreased $240.2 million to $10.5 billion. Changes in separate accounts assets for the first three quarters of 2004 were as follows:

                                                   1Q04            2Q04          3Q04           Total
                                                  --------       ---------      --------       ---------
                                                                      (In Millions)
Investment performance - variable products        $ 304.6        $   29.1         (83.3)       $  250.4
Net cash outflow - variable products               (132.1)         (170.5)       (188.0)         (490.6)
                                                  -------        --------       -------        --------
                                                  $ 172.5        $ (141.4)      $(271.3)       $ (240.2)
                                                  =======        ========       =======        ========

At September 30, 2004 and December 31, 2003, approximately $2,055.7 million (or 98%) and $2,059.2 million (or 95%), respectively, of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2004, approximately $157.9 million (or 7%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, compared to $177.0 million (or 8%) of the Company's fixed maturity securities at December 31, 2003.

At September 30, 2004 and December 31, 2003, approximately $51.0 million (or 2%) and $97.9 million (or 5%), respectively, of the Company's fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

During the first nine months of 2004, the Company experienced contract owner withdrawals that exceeded deposits by $593.1 million. The components of contract owner transactions for all products were as follows:

                                                                           September 30,
                                                                               2004
                                                                           -------------
                                                                           (In Millions)
Deposits collected                                                         $      598.3
Internal tax-free exchanges                                                       (30.9)
                                                                           ------------
     Net contract owner deposits                                                  567.4
                                                                           ------------

Contract owner withdrawals                                                        810.7
Net transfers from separate accounts                                              349.8
                                                                           ------------
     Net contract owner withdrawals                                             1,160.5
                                                                           ------------

Net contract owner activity                                                $     (593.1)
                                                                           ============

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2004, the Company's assets included $2.2 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

Pending regulatory approval, the Company intends to pay a cash dividend of $97.5 million during the fourth quarter 2004 to Merrill Lynch & Co.

CONTRACTUAL OBLIGATIONS

During 2000, the Company committed to participate in a limited partnership. As of September 30, 2004, $7.1 million had been advanced towards the Company's $10.0 million commitment to the limited partnership.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2004 and 2003, the Company recorded net earnings of $45.2 million and $8.6 million, respectively. For the nine month periods ended September 30, 2004 and 2003, the Company reported net earnings of $49.9 million and $30.3 million, respectively.

Policy charge revenue increased $0.5 million (or 1%) and $12.0 million (or 7%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in policy charge revenue by type for each respective period:

                                                           Three Months          Nine Months
     Policy charge revenue                                 2004 vs. 2003        2004 vs. 2003
-------------------------------------                      -------------        -------------
                                                                     (In Millions)
Asset-based policy charge revenue                          $        4.1         $       18.6 (1)
Non-asset based policy charge revenue                              (3.6)                (6.6)(2)
                                                           ------------         ------------
                                                           $        0.5         $       12.0
                                                           ============         ============

(1) The increases are primarily due to increases in average variable account balances. During the current three and nine month periods, average variable account balances increased $0.5 billion (or 5%) and $1.3 billion (or 13%), respectively, as compared to the same periods in 2003.

(2) The decreases are primarily due to decreases in deferred policy load amortization resulting from increased mortality on certain life insurance products during the current three and nine month periods as compared to the same periods in 2003.

Net earnings derived from interest spread decreased $0.5 million (or 5%) and $6.0 million (or 18%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The decreases in interest spread are primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the increase in credit quality of the portfolio and a higher level of call activity.

Net realized investment gains increased $7.2 million and $5.3 million during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in net realized investment gains by type for each respective period:

                                                    Three Months            Nine Months
Net Realized Gains                                  2004 vs. 2003          2004 vs. 2003
------------------                                  -------------          -------------
                                                                (In Millions)
Credit related                                      $        7.2  (1)      $        9.2 (1)
Trading account                                             (0.4)                  (2.3)(2)
Interest related                                             0.4                   (1.6)(3)
                                                    ------------           ------------
                                                    $        7.2           $        5.3
                                                    ============           ============

(1) Decreases in credit related net realized losses are primarily due to reductions in OTT declines in the carrying value of fixed maturity securities and asset sales of several large security holdings. OTT declines were $4.9 million and asset sales were $3.1 million during the third quarter 2003. OTT declines during the third quarter 2004 were $0.5 million.

(2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(3) The decrease in interest related net realized gains is primarily due to decreased invested asset sales and the increasing interest rate environment during the current nine month period as compared to the same period in 2003.

The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During the current three and nine month periods ended September 30, 2004, the market value adjustment expense decreased $1.2 million (or 73%) and $2.0 million (or 47%), respectively, as compared to the same periods in 2003. The decreases are primarily due to decreases in surrender volume resulting from the declining number of inforce contracts.

Policy benefits decreased $0.1 million (or 1%) and $11.6 million (or 22%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The following table provides the changes in policy benefits by type for each respective period:

                                                         Three Months            Nine Months
      Policy benefits                                    2004 vs. 2003          2004 vs. 2003
-----------------------------------                      -------------          -------------
                                                                    (In Millions)
Variable annuity mortality expense                       $       (2.0)          $       (17.1)(1)
Life insurance mortality expense                                  1.9                     5.5 (2)
                                                         ------------           -------------
                                                         $       (0.1)          $       (11.6)
                                                         ============           =============

(1) The decreases are due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.

(2) The increases are primarily due to an increase in the number of death claims.

Reinsurance premium ceded increased $1.7 million (or 31%) and $3.9 million (or 23%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. Reinsurance premium ceded related to the Company's annuity products increased $2.0 million and $4.7 million, respectively, during the current three and nine month periods as compared to the same periods in 2003. These increases are attributable to the Company's effort to reinsure variable annuity products containing GMIB provisions. Reinsurance premium ceded related to the Company's life insurance products decreased $0.3 million and $0.8 million, respectively, during the current three and nine month periods as compared to the same periods in 2003. These decreases are attributable to the decrease in life insurance inforce.

Amortization of deferred policy acquisition costs decreased $43.4 million and $46.9 million during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. Excluding the impact of DAC unlocking noted in the Critical Accounting Policies section above, amortization of deferred policy acquisition costs decreased $2.1 million (or

15%) and $5.6 million (or 15%) during the current three and nine month periods, respectively, as compared to the same periods in 2003. The decreases during the current three and nine month periods are primarily due to increased life insurance mortality expense.

Insurance expenses and taxes increased $0.6 million (or 5%) and $4.0 million (or 11%) during the current three and nine month periods ended September 30, 2004, respectively, as compared to the same periods in 2003. The increases in insurance expenses and taxes are primarily due to increases in variable annuity asset-based commission expense during the current three and nine month periods as compared to the same periods in 2003.

The Company's effective federal income tax rate was 28% and 30% during the current three and nine month periods ended September 30, 2004, respectively, as compared to 35% during the equivalent periods in 2003. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded during the current three and nine month periods.

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

PART II  Other Information

Item 1.  Legal Proceedings.

        Nothing to report.

Item 5.  Other Information.

        (a) Nothing to report.
        (b) Nothing to report.


Item 6.  Exhibits.

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

31.1    Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2    Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

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

                                       MERRILL LYNCH LIFE INSURANCE COMPANY

                                         /s/  Joseph E. Justice

                                       -----------------------------------------

                                              Joseph E. Justice
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer

Date: November 12, 2004

                                  EXHIBIT INDEX


31.1    Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2    Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1    Certification by the Chief Executive Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification by the Chief Financial Officer pursuant to 18 U.S.C.
        Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.