Form 10-K
period 2004-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2005-03-30
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

     The Registrant is currently licensed in 49 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. During 2004, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in California, 9%, Illinois, 9%, Florida, 8%, Texas 8%, Pennsylvania, 6%, and New Jersey, 5%, as measured by total contract owner deposits.

     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2004, approximately 12,906 agents of MLLA were authorized to act for the Registrant.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a)  The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant’s shares. Therefore, there is no public trading market for Registrant’s common stock.

      During 2004, the Registrant paid a dividend of $97,500,000 to MLIG, of which $29,322,000 were ordinary dividends. During 2003, the Registrant did not pay any dividends. The Registrant received a capital contribution from MLIG of $50,000,000 in 2003. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 9 to the Registrant’s financial statements.

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

Forward Looking Statements

     Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch Life’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, the factors listed in the Business Environment, Industry Environment, Regulatory Environment, Tax Legislation, and Economic Environment sections listed below, as well as actions and initiatives taken by both current and potential competitors, general economic conditions, the effects of current, pending, and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in Merrill Lynch Life’s Financial Statements and Notes to Financial Statements. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch Life does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures Merrill Lynch Life may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Business Environment

     Merrill Lynch Life conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. Merrill Lynch Life believes that the demand for retirement products containing guarantee features will continue to increase in the future. Merrill Lynch Life believes it is well positioned to continue meeting these demands for product guarantees with the introduction of its new variable annuity product line during 2005.

Industry Environment

     The financial services industry continues to be affected by an intensifying competitive environment, as demonstrated by consolidation through mergers, competition from new and established competitors, and diminishing margins in many mature products and services.

Regulatory Environment

     The financial services industry is also impacted by the regulatory and legislative environment. In 2003 and 2004, additional aspects of the Sarbanes-Oxley Act of 2002 were implemented as rules relating to corporate governance, auditor independence and disclosure became effective and/or were adopted in their final form. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and the NASD, Inc.), as well as industry participants continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, mutual fund trading, mutual fund and variable annuity distribution practices, disclosure practices and auditor independence.

Life Insurance Strategy

     During the first quarter 2003, Merrill Lynch Life discontinued manufacturing its single premium variable life insurance product. As a result, Merrill Lynch Life currently does not manufacture, market, or issue life insurance products.

     During the first quarter 2005, Merrill Lynch Life will transition the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider, which is considered a leading provider of insurance products administration services. Merrill Lynch Life remains committed to the delivery of high quality services for all life insurance contracts inforce.

Tax Legislation

     During May 2003, Congress passed the Jobs and Growth Tax Relief Reconciliation Act of 2003 (the “Act”). A key provision in the Act is reduced federal income tax rates on dividends and capital gains paid to investors on stocks and mutual funds held individually. These reduced rates would not apply to distributions from variable annuity contracts. Pending future Congressional action, these federal income tax rate reductions are set to expire after 2008. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.

Economic Environment

     Merrill Lynch Life’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

     Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, Merrill Lynch Life’s financial condition will be impacted by fluctuations in investment performance of separate accounts assets. Fluctuations in the U.S. equity market also directly impact Merrill Lynch Life’s exposure to guaranteed minimum death benefit (“GMDB”) provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB expense because it may change Merrill Lynch Life’s assumptions regarding the long term cost of GMDBs. If Merrill Lynch Life increases its estimated long term GMDB cost, it will result in establishing greater GMDB reserves as compared to current practice. GMDB expense is recorded as a component of policy benefits.

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

     There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The following table provides the increase for each equity market index for the years ended December 31 as compared to the prior year ended December 31:

	2004	2003
Dow	3.3%	25.3%
NASDAQ	9.1%	50.0%
S&P	9.0%	26.4%

     As evidenced in the above table, the U.S. equity markets improved in 2004. This improvement primarily occurred in the latter part of the year. The major U.S. equity indices ended 2004 at new post-2000 highs despite rising oil prices and uncertainties over interest rates and geo-political events.

     The investment performance of the underlying U.S. equity-based mutual funds supporting Merrill Lynch Life’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. During 2004, positive investment performance contributed to an increase in asset-based policy charge revenue of $21.7 million and a decrease in GMDB expense of $17.5 million as compared to 2003. Despite positive investment performance, Merrill Lynch Life’s trading account produced $1.4 million in net realized investment gains in 2004, a decrease of $2.3 million as compared to 2003.

Medium Term Interest Rates

     Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During 2004, the Federal Reserve Board increased the federal funds effective rate from .94% at December 31, 2003 to 1.97% at December 31, 2004. The successive increases in the short term interest rates raised the medium term interest rate yield to 3.44% at December 31, 2004 as compared to 2.60% at December 31, 2003. Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since Merrill Lynch Life has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by Merrill Lynch Life.

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

     The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the years ended December 31 were as follows:

	2004	2003
Average medium term interest rate yield	3.97%	2.42%
Increase (decrease) in medium term interest rates (in basis points)	155	(77)
Credit spreads (in basis points)	72	85
Contracting of credit spreads (in basis points)	(13)	(113)
Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(14.4)	$50.2
Interest-sensitive policyholder liabilities	19.0	6.3

Net increase on market valuations	$4.6	$56.5

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

Valuation of Fixed Maturity and Equity Securities

     Merrill Lynch Life’s principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. Merrill Lynch Life primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2004 and 2003, approximately, $220.9 million (or 11%) and $260.9 million (or 12%), respectively, of Merrill Lynch Life’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

     Changes in the fair value of fixed maturity and equity securities are reported as a component of the accumulated other comprehensive income on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

     Merrill Lynch Life regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with Merrill Lynch Life’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and Merrill Lynch Life’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. Merrill Lynch Life recorded realized investment losses due to OTT declines in fair value of $2.1 million, $9.1 million and $24.0 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

     The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with Statement of Financial Accounting Standards No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2004, variable annuities and variable life insurance accounted for $211.4 million (or 54%) and $170.2 million (or 43%), respectively, of Merrill Lynch Life’s DAC asset. At December 31, 2003, variable annuities and variable life insurance accounted for $173.6 million (or 48%) and $178.9 million (or 49%), respectively, of Merrill Lynch Life’s DAC asset.

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

     Future gross profit estimates are subject to periodic evaluation by Merrill Lynch Life, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “DAC unlocking”. See Note 4 to the Financial Statements for period-to-period differences in DAC unlocking. During 2004, Merrill Lynch Life elected to adopt new assumptions for market returns associated with assets held in Merrill Lynch Life’s variable annuity separate accounts. If returns over a determined historical period differ from Merrill Lynch Life’s long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. Merrill Lynch Life previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

     The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. For variable annuities, Merrill Lynch Life generally establishes a long-term rate of net separate accounts growth. The long-term rate may be adjusted if Merrill Lynch Life’s long-term expectations change. Using the mean reversion technique, Merrill Lynch Life modifies the rate of net variable annuity separate accounts growth over the near term, based on recent historical returns. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. For variable life, Merrill Lynch Life generally assumes a level long-term rate of net variable life separate accounts growth for all future years. The long-term rate may be adjusted if Merrill Lynch Life’s long-term expectations change. Additionally, Merrill Lynch Life may modify the rate of net separate accounts growth over the short term to reflect Merrill Lynch Life’s near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

Policyholder Liabilities

     Merrill Lynch Life establishes liabilities for amounts payable for its life insurance and annuity contracts. At December 31 2004 and 2003, life and annuity policyholder liabilities were $2.8 billion and $2.9 billion, respectively. These liabilities are actuarially determined reserves, which are calculated to meet Merrill Lynch Life’s future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS 60, Accounting and Reporting by Insurance Enterprises, SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields, and inflation. These estimates and assumptions are influenced by Merrill Lynch Life’s historical experience, current developments, and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect Merrill Lynch Life’s reserve liabilities and subsequently impact future operations.

Unearned Policy Charge Revenue Liability for Variable Life Insurance

     One of Merrill Lynch Life’s variable life insurance products includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned revenue liability is subject to the same periodic reassessment as DAC. At December 31, 2004 and 2003, Merrill Lynch Life’s unearned policy charge revenue liability was $112.2 million and $107.8 million, respectively.

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

     Specific estimates include the realization of the dividend-received deduction (“DRD”) and the foreign tax credit (“FTC”). A portion of Merrill Lynch Life’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, during the current year’s provision, management makes estimates regarding the future deductibility of these items. These estimates are primarily based on recent historic experience. See Note 6 to the Financial Statements for period-to-period differences in DRD and FTC adjustments.

Recent Developments

New Accounting Pronouncements

     On January 1, 2004, Merrill Lynch Life adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that Merrill Lynch Life previously employed. As a result, Merrill Lynch Life recorded a $41.3 million increase in policyholder liabilities and a $0.9 million decrease in DAC resulting in a charge to earnings of $27.4 million, net of a federal income tax benefit of $14.8 million, which was reported as a cumulative effect of a change in accounting principle. For the year ended December 31, 2004, changes in policyholder liabilities, excluding the change in accounting principle, did not have a material impact on Merrill Lynch Life’s Statements of Earnings.

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on Merrill Lynch Life’s Financial Statements will be determined when the final EITF 03-1 is issued. Merrill Lynch Life will adopt the guidance at the time it is issued. Merrill Lynch Life previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 3 to the Financial Statements for additional information .

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

     Merrill Lynch & Co. offers for sale numerous variable annuity products issued by unaffiliated insurers. Merrill Lynch Life’s market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 15%, 18% and 13% for 2004, 2003 and 2002, respectively.

     Merrill Lynch Life seeks to provide superior customer service and financial management to promote the competitiveness of its products. Merrill Lynch Life’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service center are periodically evaluated based on their performance in meeting these standards.

     Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. Merrill Lynch Life issues three types of variable annuity products. These products are differentiated by the degree of liquidity afforded to the contract owner. The B-Share variable annuities offer a guaranteed minimum income benefit (“GMIB”) provision and contain a seven year surrender charge period, L-Share variable annuities do not offer a GMIB provision and contain a three year surrender charge period, and C-Share variable annuities do not offer a GMIB provision and have no surrender charge period. All variable annuity products offer some form of GMDB. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. In addition, Merrill Lynch Life also issues modified guaranteed annuity products. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period.

     During 2005, Merrill Lynch Life plans to introduce a new variable annuity product line which will replace the existing variable annuity products (subject to state approval). The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options tailored to meet clients’ specific financial objectives.

     Total direct deposits by product for the three years ended December 31 were as follows:

	(In Millions)			% Change
	2004	2003	2002	2004 - 2003	2003 - 2002
Variable Annuities:
B-Share	$677.1	$814.4	$300.4	-17%	171%
C-Share	44.2	88.9	209.9	-50	-58
L-Share	13.8	18.2	65.3	-24	-72

	735.1	921.5	575.6	-20	60

Variable Life Insurance	28.5	35.6	48.4	-20	-26
Modified Guaranteed Annuities	11.1	13.9	43.2	-20	-68
Other	0.6	14.3	11.8	-96	21

Total Direct Deposits	$775.3	$985.3	$679.0	-21%	45%

     During 2004, total direct deposits decreased $210.0 million (or 21%) to $775.3 million as compared to 2003. Variable annuity deposits decreased $186.4 million (or 20%) to $735.1 million as compared to 2003. Variable annuity deposits were impacted by a planned reduction in the number of annuity wholesalers and the resulting geographical realignment of annuity sales territories. Management also attributes the reduction in variable annuity deposits to general economic conditions and to uncertainties regarding the regulatory environment relating to the distribution practices of annuity products. As financial markets improve, variable annuities may be viewed as less attractive as compared to other investment products available within the Merrill Lynch & Co. retail network.

     During 2004, variable life insurance deposits decreased $7.1 million (or 20%) to $28.5 million as compared to 2003. The decrease in variable life insurance deposits is primarily due to the discontinuation of manufacturing variable life insurance products during the first quarter 2003. Variable life insurance deposits displayed above generally represent renewal deposits on existing life insurance contracts.

     During 2004, other deposits decreased $13.7 million (or 96%) to $0.6 million as compared to 2003. Other deposits displayed above generally represent deposits for single premium immediate annuities and renewal deposits for single premium whole life. Merrill Lynch Life currently does not manufacture single premium whole life contracts.

Surrenders

     Policy and contract surrenders increased $200.2 million (or 19%) to $1,279.2 million during 2004 as compared to 2003. During 2004, variable annuity surrenders increased $177.8 million (or 26%) to 853.1 million as compared to 2003. Management attributes the increases in variable annuity surrenders to the increasing consumer demand for variable annuity products containing guaranteed living benefit provisions. As contracts reach the end of their surrender charge period, contract owners are more willing to surrender variable annuities without guaranteed living benefit provisions in favor of variable annuities with guaranteed living benefit provisions. In addition, variable life surrenders increased $23.9 million (or 9%) to $278.2 million as compared to 2003. The increase in variable life surrenders primarily represents movement by contract owners to other insurance products issued by insurance companies unaffiliated with Merrill Lynch Life. As previously noted, Merrill Lynch Life no longer manufactures life insurance products.

Financial Condition

     At December 31, 2004, Merrill Lynch Life’s assets were $14.8 billion or $102.7 million higher than the $14.6 billion in assets at December 31, 2003. Assets excluding separate accounts assets decreased $213.8 million (or 5%) primarily due to a reduction in the number of fixed rate contracts inforce, a dividend payment to Merrill Lynch Insurance Group, Inc. (“MLIG”), and a decrease in market values on investment securities as a result of the rising interest rate environment during 2004. Separate accounts assets, which represent 75% of total assets, increased $316.5 million to $11.1 billion. Changes in separate accounts assets during each quarter of 2004 were as follows:

	1Q04	2Q04	3Q04	4Q04	Total
	(In Millions)
Investment performance – variable products	$304.6	$29.1	$(83.3)	$808.2	$1,058.6
Net cash outflow – variable products	(132.1)	(170.5)	(188.0)	(251.5)	(742.1)

Net increase (decrease)	$172.5	$(141.4)	$(271.3)	$556.7	$316.5

     During 2004, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits on all products by $850.7 million. The components of contract owner transactions were as follows:

2004
(In Millions)
Deposits collected	$775.3
Internal tax-free exchanges	(44.6)

Net contract owner deposits	730.7

Contract owner withdrawals	1,052.3
Net transfers from separate accounts	529.1

Net contract owner withdrawals	1,581.4

Net contract owner activity	$(850.7)

     Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life has no mortgage or real estate holdings and its investment in below investment grade fixed maturity securities are below the industry average. The following schedule identifies Merrill Lynch Life’s general account invested assets by type for the years ended December 31:

	2004	2003
Investment Grade Fixed Maturity Securities (Rated A or higher)	40%	40%
Policy Loans	33	32
Investment Grade Fixed Maturity Securities (Rated BBB)	23	22
Equity Securities	2	2
Below Investment Grade Fixed Maturity Securities	1	3
Trading Account Securities	1	1

	100%	100%

     At December 31, 2004 and 2003, approximately $1,991.5 million (or 99%) and $2,059.2 million (or 95%), respectively, of Merrill Lynch Life’s fixed maturity securities were considered investment grade. Merrill Lynch Life defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2004, approximately $156.4 million (or 8%) of Merrill Lynch Life’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s, compared to $177.0 million (or 8%) of Merrill Lynch Life’s fixed maturity securities at December 31, 2003.

     At December 31, 2004 and 2003, approximately $21.1 million (or 1%) and $97.9 million (or 5%), respectively, of Merrill Lynch Life’s fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on Merrill Lynch Life’s portfolio as Merrill Lynch Life does not purchase below investment grade securities. Merrill Lynch Life closely monitors such investments. The reductions in below investment grade holdings are attributable to management actions taken during 2004 to improve the overall credit quality of the fixed maturity security portfolio.

     Merrill Lynch Life’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $22.0 million and $20.3 million at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, approximately $11.7 million (or 53%) and $19.1 million (or 94%), respectively, of Merrill Lynch Life’s CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. The decrease during 2004 is primarily due to the reinvestment of call proceeds into other MBS securities with higher yields. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

     Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2004 and 2003, Merrill Lynch Life’s estimated net liability for future guaranty fund assessments was $7.1 million. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

     At December 31, 2004, Merrill Lynch Life had 26,117 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.19% and 4.33% during 2004 and 2003, respectively. Invested assets supporting liabilities with interest rate guarantees had an estimated average effective yield of 4.86% and 5.27% during 2004 and 2003, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 2,852 (or 10%) as compared to 2003.

Liquidity and Capital Resources

     Merrill Lynch Life’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2004 and 2003, Merrill Lynch Life’s assets included $2.1 billion and $2.2 billion, respectively, of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

     The following table summarizes Merrill Lynch Life’s contractual obligations as of December 31, 2004:

	Less Than	Three to	More Than
	Three Years	Five Years	Five Years	Total
	(In Millions)
Contractual Obligations:
Long-term liabilities (1)	$26.1	$44.1	$260.1	$330.3
Limited partnership investments (2)	2.6	—	—	2.6

Total	$28.7	$44.1	$260.1	$332.9

(1)	The long-term liabilities include policyholder liabilities for which Merrill Lynch Life believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where Merrill Lynch Life is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

Liabilities for future policyholder benefits of approximately $2.4 billion have been excluded from this table. These amounts primarily relate to contracts where i) Merrill Lynch Life is not currently making payments and will not make payments in the future until the occurrence of an insurable event or ii) the occurrence of a payment triggering event (i.e. death or withdrawal) is outside the control of Merrill Lynch Life. Such amounts are not determinable.

(2)	During 2000, Merrill Lynch Life committed to participate in a limited partnership. As of December 31, 2004, $7.4 million had been advanced towards Merrill Lynch Life’s $10.0 million commitment to the limited partnership. The contractual commitment expires June 2006.

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

     The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2004 and 2003, based on the RBC formula, Merrill Lynch Life’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

     Merrill Lynch Life receives claims paying ability ratings from Standard and Poors and A.M. Best. At December 31, 2004, Merrill Lynch Life received ratings from Standard and Poors and A.M. Best of “A+” and “A”, respectively. These ratings were unchanged from the ratings at December 31, 2003.

     Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks Merrill Lynch Life assumes, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid cash dividends during 2004 and 2002 of $97.5 million and $30.9 million to MLIG, of which $29.3 million and $30.9 million, respectively, were ordinary dividends. No dividends were paid during 2003. Merrill Lynch Life received a $50.0 million capital contribution from MLIG during 2003.

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

     The costs associated with acquiring contract owner deposits (DAC) are amortized over the period in which Merrill Lynch Life anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the statements of earnings are net of amounts deferred. In addition, Merrill Lynch Life incurs expenses associated with the maintenance of inforce contracts.

2004 compared to 2003

     Merrill Lynch Life recorded earnings before change in accounting principle of $92.7 million and $41.4 million for 2004 and 2003, respectively.

     Policy charge revenue increased $7.8 million (or 3%) to $236.7 million during 2004 as compared to $228.9 million in 2003. During 2004, asset-based policy charge revenue increased $21.7 million (or 16%) as compared to 2003. The increase in asset-based policy charge revenue is attributable to higher average variable account balances. During the same comparative period, average variable account balances increased $1.0 billion (or 11%). Partially offsetting the increase in asset-based policy charge revenue was a decrease in non-asset based policy charge revenue. Non-asset based policy charge revenue decreased $13.9 million (or 16%) during 2004 as compared to 2003 primarily due to a decrease in deferred policy load amortization resulting from increased mortality on certain life insurance products.

     Net earnings derived from interest spread decreased $8.4 million (or 18%) to $37.3 million during 2004 as compared to $45.7 million in 2003. The decrease in interest spread is primarily due to the reduction in fixed rate contracts inforce, as well as, reductions in invested asset yields resulting from the increase in credit quality of the portfolio and a higher level of call activity.

     Merrill Lynch Life experienced net realized investment gains of $4.0 million and $1.0 million during 2004 and 2003, respectively. The following table provides the changes in net realized investment gains (losses) by type:

Realized Gains (Losses)	2004	2003	Change
	(In Millions)
Interest related gains	$4.7	$9.6	$(4.9)	(1)
Trading account gains	1.4	3.7	(2.3)	(2)
Credit related losses	(2.1)	(12.3)	10.2	(3)

	$4.0	$1.0	$3.0

(1)	The decrease in interest related net realized gains is primarily due to decreased invested asset sales and decreases to asset market valuations resulting from the increasing interest rate environment during 2004 as compared to 2003.

(2)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(3)	Decreases in credit related net realized losses are primarily due to the reduction in OTT declines in the carrying value of fixed maturity securities and asset sales of several large security holdings. OTT declines during 2004 were $2.1 million. OTT declines were $9.1 million and losses on credit related asset sales were $3.2 million during 2003.

     The market value adjustment expense is attributable to a contract provision in Merrill Lynch Life’s modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2004, the market value adjustment expense decreased $2.1 million (or 44%) to $2.7 million as compared to $4.8 million in 2003 The decrease is primarily due to the decrease in surrender volume resulting from the declining number of inforce contracts.

     Policy benefits decreased $10.3 million (or 16%) to $54.3 million during 2004 as compared to $64.6 million in 2003. The following table provides the changes in policy benefits by type:

Policy benefits	2004	2003	Change
	(In Millions)
Variable annuity mortality expense	$28.9	$46.4	$(17.5)	(1)
Life insurance mortality expense	25.4	18.2	7.2	(2)

	$54.3	$64.6	$(10.3)

(1)	The decrease is due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.

(2)	The increase is primarily due to an increase in the number of death claims.

     Reinsurance premium ceded increased $2.6 million (or 11%) to $25.2 million during 2004 as compared to $22.6 million in 2003. Reinsurance premium ceded related to Merrill Lynch Life’s annuity products increased $3.4 during 2004 as compared to 2003. The increase is attributable to the reinsurance of variable annuity products containing GMIB provisions. Reinsurance premium ceded related to Merrill Lynch Life’s life insurance products decreased $0.8 million during 2004 as compared to 2003. The decrease is attributable to the decrease in life insurance inforce.

     Amortization of DAC decreased $71.5 million (or 94%) to $4.9 million during 2004 as compared to $76.4 million in 2003. Excluding the impact of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above, amortization of DAC decreased $8.3 million as compared to 2003. The decrease is primarily due to the increased life insurance mortality expense.

     Insurance expenses and taxes increased $5.5 million (or 10%) to $57.6 million during 2004 as compared to $52.1 million in 2003. The increase in insurance expenses and taxes is primarily due to increases in variable annuity asset-based commission expense as compared to 2003.

     Merrill Lynch Life’s effective federal income tax rate increased to 30% for 2004 from 25% for 2003 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.

     As noted in the Recent Developments section above, effective January 1, 2004, Merrill Lynch Life adopted SOP 03-1 and recorded a cumulative change in accounting principle of $27.4 million, net of a federal income tax benefit of $14.8 million.

2003 compared to 2002

     Merrill Lynch Life recorded net earnings of $41.4 million and $47.6 million for 2003 and 2002, respectively.

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

     Amortization of DAC decreased $24.7 million (or 24%) to $76.4 million during 2003 as compared to $101.1 million in 2002. Excluding the impact of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above, amortization of DAC decreased $19.6 million as compared to

2002. This decrease is primarily due to the decreases in interest-related realized gains and policy charge revenue.

     Insurance expenses and taxes increased $3.6 million (or 7%) to $52.1 million during 2003 as compared to $48.5 million in 2002. The following table provides the changes in insurance expenses and taxes by type for each respective period:

Insurance expenses and taxes – net of capitalization	2003	2002	Difference
	($ in Millions)
Commissions	$23.1	$20.1	$3.0	(1)
General insurance expenses	28.7	29.0	(0.3)
Taxes, licenses, and fees	0.3	(0.6)	0.9	(2)

	$52.1	$48.5	$3.6

(1)	The increase in commissions is primarily due to increases in variable annuity asset-based commissions.

(2)	The increase in taxes, licenses, and fees is primarily due to guaranty fund association refunds received during 2002. Guaranty fund association refunds received during the first quarter of 2002 were $1.1 million.

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

Segment Information

     Merrill Lynch Life’s operating results are categorized into two business segments: Life Insurance and Annuities. Merrill Lynch Life’s Life Insurance segment consists of variable life insurance products and interest-sensitive life products. Merrill Lynch Life’s Annuity segment consists of variable annuities and interest-sensitive annuities. The “Other” earnings category represents earnings on invested assets that do not support contract owner liabilities.

     Earnings before change in accounting principle by segment were as follows:

Segment	2004	2003	2002
	(In Millions)
Life Insurance	$24.7	$21.0	$23.2
Annuities	61.2	14.7	24.1
Other	6.8	5.7	0.3

     Net earnings by segment were as follows:

Segment	2004	2003	2002
	(In Millions)
Life Insurance	$23.5	$21.0	$23.2
Annuities	35.0	14.7	24.1
Other	6.8	5.7	0.3

     The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life’s consolidated financial condition and results of operations presented herein.

     OTT impairment losses on investments by segment were as follows:

Segment	2004	2003	2002
	(In Millions)
Life Insurance	$0.3	$7.1	$4.6
Annuities	1.8	2.0	15.7
Other	—	—	3.7

     Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2004, 2003, or 2002.

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

     The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
Change in Interest Rates	2004	2003
	(In Millions)
+ 100 basis points	($16.3)	($22.6)
+ 50 basis points	($7.8)	($10.7)
+ 10 basis points	($1.5)	($2.1)
- 10 basis points	$1.4	$1.9
- 50 basis points	$6.9	$9.0
- 100 basis points	$13.3	$16.9

     Merrill Lynch Life’s model is based on existing business inforce as of the year ended 2004 without considering the impact of new annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.

     Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum rate is 4%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products, excluding modified guaranteed annuities, the guaranteed minimum rates range from 3% to 4.5%, with the greatest concentration at 4%. Modified guaranteed annuity products do not have minimum rate guarantees.

Credit Spread Risk

     Credit spread risk arises from the possibility that changes in credit spreads will affect the value of investments. Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e., the additional yield that a debt instrument issued by an AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments).

     The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
Change in Credit Spreads	2004	2003
	(In Millions)
+ 50 basis points	($34.3)	($39.2)
+ 10 basis points	($6.9)	($7.8)
- 10 basis points	$6.8	$7.7
- 50 basis points	$34.2	$38.4

     Merrill Lynch Life’s model is based on existing business inforce as of the year ended 2004 without considering the impact of new annuity sales on assets. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.

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

Equity Price Risk

     Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. Merrill Lynch Life manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact Merrill Lynch Life in the following ways:

•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings for Merrill Lynch Life, thus lower asset balances will result in lower policy fee income.

•	Increased exposure to GMDB. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB exceed those variable contract owner account balances. This may result in greater future mortality expense. Merrill Lynch Life discontinued offering a 5% GMDB provision for variable annuity contracts issued after December 12, 2002 to mitigate the risk on these contracts.

•	Potential hindrance of sales and marketing efforts for variable annuity products.

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

      In addition, no change in Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

Item 9B. Other Information.

     No information is required to be disclosed under this item.

PART III

     Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. Principal Accounting Fees and Services.

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

•	Audit services include audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

•	Audit-Related services include accounting consultations relating to actuarial valuations.

•	Tax services include all services performed by the independent auditor’s tax personnel.

•	All Other services include all other miscellaneous services not captured in the other two categories that are not prohibited services, as defined by the SEC, and that the Audit Committee believes will not impair the independence of the independent auditor.

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

Fees Paid to the Registrant’s Independent Auditor

     The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2004	2003
Audit (1)	$724,295	$672,126
Audit-Related (2)	15,896	14,820
Tax (3)	7,948	7,410
All Other (4)	46,638	46,638

Total	$794,777	$740,994

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-Related Fees included accounting consultations relating to actuarial valuations.

(3)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(4)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 2, 2005.
b.	Balance Sheets at December 31, 2004 and 2003.
c.	Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002.
f.	Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002.
g.	Notes to Financial Statements for the Years Ended December 31, 2004, 2003 and 2002.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation, is filed herewith.

23.1	Written consent of Deloitte & Touche, LLP, independent registered public accounting firm, is filed herewith.
24.1	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)
24.2	Power of attorney of H. McIntyre Gardner. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

24.3	Power of attorney of Nikos K. Kardassis. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.)

24.4	Power of attorney of Christopher J. Grady. (Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.)

24.5	Power of attorney of Deborah J. Adler. (Incorporated by reference to Exhibit 24.5 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 29, 2004.)

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2004 and 2003
Statements of Earnings for the Years Ended December 31, 2004, 2003 and 2002
Statements of Comprehensive Income for the Years Ended December 31, 2004, 2003 and 2002
Statements of Stockholder’s Equity for the Years Ended December 31, 2004, 2003 and 2002
Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002
Notes to Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Merrill Lynch Life Insurance Company

We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the “Company”) as of December 31, 2004 and 2003, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Merrill Lynch Life Insurance Company as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, in 2004 the Company changed its method of accounting for long-duration contracts to conform to Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contract and for Separate Accounts.”

March 2, 2005

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except common stock par value and shares)

ASSETS	2004	2003
INVESTMENTS:
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2004 - $1,978,713; 2003 - $2,108,310)	$2,012,589	$2,157,127
Equity available-for-sale securities, at estimated fair value (cost: 2004 - $46,264; 2003 - $78,816)	50,103	82,469
Trading account securities, at estimated fair value	27,996	26,186
Limited partnerships, at cost	13,623	11,880
Policy loans on insurance contracts	1,030,036	1,086,537

Total Investments	3,134,347	3,364,199
CASH AND CASH EQUIVALENTS	64,203	75,429
ACCRUED INVESTMENT INCOME	57,646	63,565
DEFERRED POLICY ACQUISITION COSTS	392,516	364,414
REINSURANCE RECEIVABLES	3,832	6,004
AFFILIATED RECEIVABLES – NET	5,611	—
RECEIVABLES FROM SECURITIES SOLD	3,021	1,349
OTHER ASSETS	36,186	36,245
SEPARATE ACCOUNTS ASSETS	11,052,839	10,736,343

TOTAL ASSETS	$14,750,201	$14,647,548

See accompanying notes to financial statements.	(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2004 AND 2003
(Dollars in thousands, except common stock par value and shares)

LIABILITIES AND STOCKHOLDER’S EQUITY	2004	2003
LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholders’ account balances	$2,775,917	$2,887,937
Claims and claims settlement expenses	35,145	101,718

Total Policyholder Liabilities and Accruals	2,811,062	2,989,655
OTHER POLICYHOLDER FUNDS	7,224	12,915
LIABILITY FOR GUARANTY FUND ASSESSMENTS	7,056	7,139
FEDERAL INCOME TAXES — DEFERRED	22,022	31,965
FEDERAL INCOME TAXES — CURRENT	23,616	20,146
PAYABLES FOR SECURITIES PURCHASED	2,429	683
AFFILIATED PAYABLES — NET	—	2,365
UNEARNED POLICY CHARGE REVENUE	112,221	107,761
OTHER LIABILITIES	266	3,480
SEPARATE ACCOUNTS LIABILITIES	11,052,839	10,730,601

Total Liabilities	14,038,735	13,906,710

STOCKHOLDER’S EQUITY:
Common stock ($10 par value; authorized: 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	397,324	397,324
Retained earnings	297,344	329,549
Accumulated other comprehensive income	14,298	11,465

Total Stockholder’s Equity	711,466	740,838

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,750,201	$14,647,548

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
REVENUES:
Policy charge revenue	$236,695	$228,878	$239,030
Net investment income	157,080	174,662	207,064
Net realized investment gains (losses)	3,999	987	(9,056)

Total Revenues	397,774	404,527	437,038

BENEFITS AND EXPENSES:
Interest credited to policyholders’ account balances	119,804	128,958	141,373
Market value adjustment expense	2,713	4,806	3,683
Policy benefits (net of reinsurance recoveries: 2004 - $15,903 2003 - $17,641; 2002 - $14,620)	54,282	64,631	58,060
Reinsurance premium ceded	25,197	22,599	23,131
Amortization of deferred policy acquisition costs	4,904	76,402	101,118
Insurance expenses and taxes	57,560	52,092	48,527

Total Benefits and Expenses	264,460	349,488	375,892

Earnings Before Federal Income Tax Provision	133,314	55,039	61,146

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	37,334	67,516	(41,713)
Deferred	3,285	(53,902)	55,301

Total Federal Income Tax Provision	40,619	13,614	13,588

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	92,695	41,425	47,558

Change in Accounting Principle, Net of Tax	(27,400)	—	—

NET EARNINGS	$65,295	$41,425	$47,558

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
NET EARNINGS	$65,295	$41,425	$47,558

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	(11,852)	46,905	(1,799)
Reclassification adjustment for (gains) losses included in net earnings	(2,562)	3,286	11,494

Total net unrealized gains (losses) on available-for-sale securities	(14,414)	50,191	9,695
Adjustments for:
Policyholder liabilities	19,033	6,302	(15,214)
Deferred policy acquisition costs	(260)	(3,455)	9
Deferred federal income taxes	(1,526)	(18,563)	1,928

Total other comprehensive income (loss), net of tax	2,833	34,475	(3,582)

COMPREHENSIVE INCOME	$68,128	$75,900	$43,976

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder's
	stock	capital	earnings	income (loss)	equity
BALANCE, JANUARY 1, 2002	$2,500	$347,324	$271,465	$(19,428)	$601,861
Net earnings			47,558		47,558
Cash dividend paid to parent			(30,899)		(30,899)
Other comprehensive loss, net of tax				(3,582)	(3,582)

BALANCE, DECEMBER 31, 2002	2,500	347,324	288,124	(23,010)	614,938
Net earnings			41,425		41,425
Capital contribution from parent		50,000			50,000
Other comprehensive income, net of tax				34,475	34,475

BALANCE, DECEMBER 31, 2003	2,500	397,324	329,549	11,465	740,838
Net earnings			65,295		65,295
Cash dividend paid to parent			(97,500)		(97,500)
Other comprehensive income, net of tax				2,833	2,833

BALANCE, DECEMBER 31, 2004	$2,500	$397,324	$297,344	$14,298	$711,466

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
Cash Flows From Operating Activities:
Net earnings	$65,295	$41,425	$47,558
Noncash items included in earnings:
Change in accounting principle, net of tax	27,400	—	—
Amortization of deferred policy acquisition costs	4,904	76,402	101,118
Capitalization of policy acquisition costs	(34,116)	(40,051)	(34,391)
Amortization (accretion) of investments	10,863	9,883	2,406
Interest credited to policyholders’ account balances	119,804	128,958	141,373
Change in variable contract reserves	(1,706)	—	—
Provision (benefit) for deferred Federal income tax	3,285	(53,902)	55,301
(Increase) decrease in operating assets:
Trading account securities	(373)	(559)	(456)
Accrued investment income	5,919	38	6,281
Federal income taxes — current	—	40,910	(40,910)
Reinsurance receivables	2,172	2,193	1,231
Affiliated receivables — net	(5,611)	67	(67)
Other	59	1,154	4,513
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	2,648	3,192	3,506
Other policyholder funds	(5,691)	1,100	(2,424)
Liability for guaranty fund assessments	(83)	(82)	(1,228)
Federal income taxes — current	3,470	20,146	(4,726)
Affiliated payables — net	(2,365)	2,365	(6,113)
Unearned policy charge revenue	4,460	(6,013)	98
Other	(3,214)	(2,553)	(1,561)
Other operating activities:
Net realized investment (gains) losses	(3,999)	(987)	9,056

Net cash and cash equivalents provided by operating activities	$193,121	$223,686	$280,565

See accompanying notes to financial statements.	(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
(Dollars in thousands)

	2004	2003	2002
Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	$212,732	$312,514	$817,498
Maturities of available-for-sale securities	353,824	533,534	360,062
Purchases of available-for-sale securities	(406,551)	(1,097,868)	(988,168)
Sales of real estate held-for-sale	—	—	22,900
Sales of limited partnerships	1,357	470	—
Purchases of limited partnerships	(3,100)	(200)	(880)
Policy loans on insurance contracts	56,501	57,126	50,815
Recapture of investment in separate accounts	—	3,015	1,785
Investment in separate accounts	—	(304)	(3,554)

Net cash and cash equivalents provided by (used in) investing activities	214,763	(191,713)	260,458

Cash Flows From Financing Activities:
Proceeds from (payments for):
Capital contribution received from (cash dividend paid to) parent	(97,500)	50,000	(30,899)
Policyholder deposits (excludes internal policy replacement deposits)	730,643	936,437	640,103
Policyholder withdrawals (including transfers from separate accounts)	(1,052,253)	(1,255,198)	(968,439)

Net cash and cash equivalents used in financing activities	(419,110)	(268,761)	(359,235)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,226)	(236,788)	181,788
CASH AND CASH EQUIVALENTS
Beginning of year	75,429	312,217	130,429

End of year	$64,203	$75,429	$312,217

Supplementary Disclosure of Cash Flow Information:
Cash paid to affiliates for:
Federal income taxes	$33,864	$6,460	$3,923
Interest	260	197	125

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

The significant accounting policies and related judgments underlying the Company’s financial statements are summarized below. In applying these policies, management makes subjective and complex judgments that frequently require estimates about matters that are inherently uncertain.

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

Revenues for interest-sensitive annuity contracts (market value adjusted annuities, immediate annuities, and single premium deferred annuities) and interest-sensitive life insurance contracts (single premium whole life insurance) consist of i) investment income, ii) gains (losses) on the sale of invested assets, and iii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. The Company does not currently manufacture single premium deferred annuities or single premium whole life contracts.

Investments: The Company’s investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential other-than-temporary impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

Certain fixed maturity and equity securities are considered below investment grade. The Company defines below investment grade securities as unsecured debt obligations or equity positions that have a rating equivalent to Standard and Poor’s (or similar rating agency) BB+ or lower.

Investments in limited partnerships are carried at cost.

Policy loans on insurance contracts are stated at unpaid principal balances.

Deferred Policy Acquisition Costs (“DAC”): Certain policy acquisition costs for life and annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “DAC unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of DAC.

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

	2004	2003	2002
Beginning balance	$69,289	$81,425	$95,869
Interest accrued	5,197	6,107	7,190
Amortization	(12,387)	(18,243)	(21,634)

Ending balance	$62,099	$69,289	$81,425

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2005	$5,045
2006	$5,875
2007	$5,629
2008	$5,612
2009	$5,831

Separate Accounts: The Company’s Separate Accounts consist of variable annuities and variable life contracts, of which the assets and liabilities are legally segregated and reported as separate captions in the Balance Sheets. Separate Accounts are established in conformity with Arkansas State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. The assets of the Separate Accounts are carried at the daily net asset value of the mutual funds in which they invest.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, policy administration and withdrawal charges associated with Separate Accounts products are included in revenue in the Statements of Earnings.

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

The Company provides for income taxes on all transactions that have been recognized in the financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. See Note 6 to the Financial Statements for further information.

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

Accounting Pronouncements: On January 1, 2004, the Company adopted the provisions of Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that is different from the methodology that the Company previously employed. As a result, the Company recorded a $41,304 increase in policyholder liabilities and a $850 decrease in DAC resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle. For the year ended December 31, 2004, the changes in policyholder liabilities related to SOP 03-1, excluding the change in accounting principle, did not have a material impact on the Company’s Statements of Earnings.

SOP 03-1 also addresses the financial statement treatment of the Company’s investment in the Separate Accounts (i.e. seed money investments). SOP 03-1 requires seed money investments to be reported as a General Account asset rather than as a component of Separate Accounts assets. Accordingly, the Company’s seed money investment of $121 at December 31, 2004 is reported as an available-for-sale equity security.

SOP 03-1 requires new disclosures regarding the Company’s Separate Accounts and insurance contracts containing guarantee provisions. See Note 5 to the Financial Statements for these disclosures.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management’s intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board (“FASB”) approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company’s Financial Statements will be determined when the final EITF 03-1 is issued. The Company will adopt the guidance at the time it is issued. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements. See Note 3 to the Financial Statements for additional information.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments as of December 31 were:

	2004	2003
Assets:
Fixed maturity securities (1)	$2,012,589	$2,157,127
Equity securities (1)	50,103	82,469
Trading account securities (1)	27,996	26,186
Limited partnerships (2)	13,623	11,880
Policy loans on insurance contracts (3)	1,030,036	1,086,537
Cash and cash equivalents (4)	64,203	75,429
Separate Accounts assets (5)	11,052,839	10,736,343

Total assets	$14,251,389	$14,175,971

Liabilities:
Policyholders’ account balances	$2,775,917	$2,887,937

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2004 and 2003, securities without a readily ascertainable market value, having an amortized cost of $219,866 and $262,302, had an estimated fair value of $227,109 and $270,731, respectively.

(2)	The Company has investments in three limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value as equal to cost based on the review of the underlying investments of the partnerships.

(3)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(4)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(5)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3. INVESTMENTS

The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) as of December 31 were:

	2004
	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$1,883,260	$40,768	$8,644	$1,915,384
U.S. Government and agencies	52,439	1,143	395	53,187
Mortgage-backed securities	21,260	762	36	21,986
Foreign governments	19,373	419	214	19,578
Municipals	2,381	73	—	2,454

Total fixed maturity securities	$1,978,713	$43,165	$9,289	$2,012,589

Equity securities:
Non-redeemable preferred stocks	46,160	3,835	13	49,982
Investment in Separate Accounts	104	17	—	121

Total equity securities	$46,264	$3,852	$13	$50,103

	2003
	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$2,003,958	$59,352	$12,349	$2,050,961
U.S. Government and agencies	69,346	1,752	646	70,452
Mortgage-backed securities	18,999	1,329	1	20,327
Foreign governments	11,953	345	1,106	11,192
Municipals	4,054	141	—	4,195

Total fixed maturity securities	$2,108,310	$62,919	$14,102	$2,157,127

Equity securities:
Non-redeemable preferred stocks	$78,816	$3,916	$263	$82,469

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity and equity securities have been in a continuous unrealized loss position at December 31 were:

	2004
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed maturity securities:
Corporate debt securities	$550,989	$4,941	$90,768	$3,704	$641,757	$8,645
U.S. Government and agencies	17,025	192	10,824	203	27,849	395
Foreign governments	16,276	214	—	—	16,276	214
Mortgage-backed securities	9,521	35	89	—	9,610	35
Equity securities:
Non-redeemable preferred stocks	508	13	—	—	508	13

Total temporarily impaired securities	$594,319	$5,395	$101,681	$3,907	$696,000	$9,302

	2003
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Fixed Maturity Securities:
Corporate debt securities	$365,765	$5,934	$93,749	$6,415	$459,514	$12,349
U.S. Government and agencies	18,458	646	—	—	18,458	646
Foreign governments	7,873	1,106	—	—	7,873	1,106
Mortgage-backed securities	—	—	93	1	93	1
Equity securities:
Non-redeemable preferred stocks	—	—	6,909	263	6,909	263

Total temporarily impaired securities	$392,096	$7,686	$100,751	$6,679	$492,847	$14,365

Unrealized losses primarily relate to corporate debt securities rated BBB or higher and are due to price fluctuations resulting from changes in interest rates and credit spreads. These investments are not considered other-than-temporarily impaired since based on the most recent available information the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

The Company recorded realized investment losses due to other-than-temporary declines in fair value of $2,129, $9,139 and $23,997 for the years ended December 31, 2004, 2003 and 2002, respectively.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by contractual maturity were:

	2004
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$129,776	$130,671
Due after one year through five years	1,280,578	1,294,717
Due after five years through ten years	452,086	465,924
Due after ten years	95,013	99,291

	1,957,453	1,990,603
Mortgage-backed securities	21,260	21,986

Total fixed maturity securities	$1,978,713	$2,012,589

	2003
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$201,721	$204,855
Due after one year through five years	1,302,540	1,332,162
Due after five years through ten years	430,129	444,803
Due after ten years	154,921	154,980

	2,089,311	2,136,800
Mortgage-backed securities	18,999	20,327

Total fixed maturity securities	$2,108,310	$2,157,127

Fixed maturity securities not due at a single maturity date have been included in the preceding table in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

	2004
	Amortized	Estimated
	Cost	Fair Value
AAA	$291,059	$293,009
AA	318,463	320,592
A	662,445	671,547
BBB	686,698	706,358
Below investment grade	20,048	21,083

Total fixed maturity securities	$1,978,713	$2,012,589

	2003
	Amortized	Estimated
	Cost	Fair Value
AAA	$445,444	$452,068
AA	225,214	225,586
A	633,833	648,769
BBB	703,750	732,823
Below investment grade	100,069	97,881

Total fixed maturity securities	$2,108,310	$2,157,127

The Company has recorded certain adjustments to DAC and policyholders’ account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income at December 31 were as follows:

	2004	2003
Assets:
Fixed maturity securities	$33,876	$48,817
Equity securities	3,839	3,653
DAC	—	260
Separate Accounts assets	—	(341)

	37,715	52,389

Liabilities:
Policyholders’ account balances	15,717	34,750
Federal income taxes – deferred	7,700	6,174

	23,417	40,924

Stockholder’s equity:
Accumulated other comprehensive income	$14,298	$11,465

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were:

	2004	2003	2002
Proceeds	$212,732	$312,514	$817,498
Gross realized investment gains	7,927	13,380	37,899
Gross realized investment losses	5,365	16,071	48,294

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $66,006, $65,451 and $140,742 for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company had investment securities with a carrying value of $25,068 and $25,570 that were deposited with insurance regulatory authorities at December 31, 2004 and 2003, respectively.

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income by source for the years ended December 31 was as follows:

	2004	2003	2002
Fixed maturity securities	$97,750	$107,940	$128,962
Equity securities	5,199	9,162	12,624
Real estate held-for-sale	—	—	3,220
Limited partnerships	30	28	24
Policy loans on insurance contracts	55,243	58,157	61,390
Cash and cash equivalents	2,059	2,155	2,912
Other	374	233	1,200

Gross investment income	160,655	177,675	210,332
Less investment expenses	(3,575)	(3,013)	(3,268)

Net investment income	$157,080	$174,662	$207,064

Net realized investment gains (losses), for the years ended December 31 were as follows:

	2004	2003	2002
Fixed maturity securities	$1,628	$(1,167)	$(11,416)
Equity securities	934	(395)	1,021
Trading account securities	1,437	3,678	(2,143)
Real estate held-for-sale	—	—	3,453
Investment in Separate Accounts	—	(1,129)	29

Net realized investment gains (losses)	$3,999	$987	$(9,056)

The Company maintains a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings gains (losses) on trading account securities included in net realized investment gains (losses) were ($359), $1,663 and ($515) at December 31, 2004, 2003 and 2002, respectively.

NOTE 4. DAC

The components of amortization of DAC for the years ended December 31 were as follows:

	2004	2003	2002
Normal amortization related to variable life insurance and annuity insurance contracts	$46,230	$54,549	$74,107
DAC unlocking	(41,326)	21,853	27,011

Total amortization of DAC	$4,904	$76,402	$101,118

During 2004, the Company elected to adopt new assumptions for market returns associated with assets held in the Company’s variable annuity separate accounts. If returns over a determined historical period differ from the Company’s long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique.

NOTE 5. SEPARATE ACCOUNTS

Variable Annuity Contracts Containing Guarantees

The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed minimum income benefit (“GMIB”). In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals. In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised. The Company began offering GMIB benefits in 2002.

At December 31, 2004, the Company had the following variable annuity contracts containing guarantees:

	GMDB		GMIB
Net amount at risk	$1,057,678	(1)	$— (2)
Average attained age of contract owners	67		58
Weighted average period remaining until expected annuitization	n/a		9 yrs

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.

(2)	Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner determined in accordance with the terms of the contract in excess of the contract owners’ account balance at the balance sheet date.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the December 31, 2004 Balance Sheet. Prior to the adoption of SOP 03-1, the Company’s liability was $69,221 and was included as a component of claims and claims settlement expenses in the December 31, 2003 Balance Sheet. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable annuity liability for each type of guarantee at December 31, 2004 was as follows:

	GMDB	GMIB
Balance at January 1, 2004	$108,702	$—
Incurred guarantee benefits	28,421	587
Paid guarantee benefits	(30,901)	—

Balance at December 31, 2004	$106,222	$587

The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC.

At December 31, 2004, contract owners’ account balances by mutual fund class for contracts containing each type of guarantee were distributed as follows:

	Money
	Market	Bond	Equity	Balanced	Total
GMDB only	$271,469	1,470,963	4,555,552	671,860	$6,969,844
GMIB and GMDB (3)	$37,601	278,840	929,006	148,416	$1,393,863

Total	$309,070	1,749,803	5,484,558	820,276	$8,363,707

(3)	All variable annuity contracts with GMIB provisions include a GMDB.

Variable Life Contracts Containing Guarantees

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

The Company has recorded liabilities for contracts containing guarantees as a component of policyholder liabilities in the Balance Sheets. Changes in the guarantee liability are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at December 31, 2004 was $1,980. The variable life GMDB liability is set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company’s estimate of the likelihood of future GMDB claims.

At December 31, 2004, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	Money
	Market	Bond	Equity	Balanced	Other	Total
GMDB	$277,415	415,743	997,103	990,099	8,772	$2,689,132

NOTE 6. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December:

	2004	2003	2002
Provision for income taxes computed at Federal statutory rate	$46,660	$19,264	$21,401
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(6,635)	(3,478)	(7,782)
Foreign tax credit	594	(2,172)	(31)

Federal income tax provision	$40,619	$13,614	$13,588

The Federal statutory rate for each of the three years ended December 31 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each are as follows:

	2004	2003	2002
DAC (1)	$15,013	$(8,582)	$(18,789)
Liability for guaranty fund assessments	29	29	430
Investment adjustments	(1,959)	488	980
Policyholders’ account balances (2)	(9,798)	(45,837)	72,680

Deferred Federal income tax provision (benefit)	$3,285	$(53,902)	$55,301

(1)	The 2004 amount excludes a deferred tax benefit of $297 related to the adoption of SOP 03-1, as described in Note 1.

(2)	The 2004 amount excludes a deferred tax benefit of $14,457 related to the adoption of SOP 03-1, as described in Note 1.

Deferred tax assets and liabilities as of December 31 are determined as follows:

	2004	2003
Deferred tax assets:
Policyholders’ account balances	$91,070	$66,815
Investment adjustments	2,944	985
Liability for guaranty fund assessments	2,469	2,498

Total deferred tax assets	96,483	70,298

Deferred tax liabilities:
DAC	106,817	92,101
Net unrealized investment gain on investment securities	7,700	6,174
Other	3,988	3,988

Total deferred tax liabilities	118,505	102,263

Net deferred tax liability	$22,022	$31,965

The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.

NOTE 7. REINSURANCE

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $588 that can be drawn upon for delinquent reinsurance recoverables.

As of December 31, 2004 the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$11,083,761	$3,230,380	$1,055	$7,854,436	0.01%

For variable annuity contracts issued prior to June 2001, the Company has entered into an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold through the Merrill Lynch & Co. distribution system.

In addition, the Company seeks to limit its exposure to guaranteed features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2004, 95% and 17% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

NOTE 8. RELATED PARTY TRANSACTIONS

The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges billed to the Company by MLIG pursuant to the agreement were $33,164, $33,518 and $34,428 for 2004, 2003 and 2002, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $260, $197 and $125 for 2004, 2003 and 2002, respectively. Intercompany interest is included in net investment income.

The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,821, $1,845 and $1,787 for 2004, 2003 and 2002, respectively.

MLIG has entered into agreements with MLIM and Roszel Advisors, LLC, a subsidiary of MLIG (collectively, “Affiliated Investment Advisors”), with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., Mercury Variable Trust, and MLIG Variable Insurance Trust (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under these agreements, the Affiliated Investment Advisors pay MLIG an amount equal to a percentage of the assets invested in the Funds through the Separate Accounts. Revenue attributable to these agreements is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $20,243, $18,471 and $19,677 during 2004, 2003 and 2002, respectively.

The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $56,506, $60,686 and $43,099 for 2004, 2003 and 2002, respectively. Certain commissions were capitalized as DAC and are being amortized in accordance with the accounting policy discussed in Note 1 to the Financial Statements. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

NOTE 9. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS

During 2004 and 2002, the Company paid cash dividends of $97,500 and $30,899, respectively, to MLIG, of which $29,322 and $30,899, respectively, were ordinary dividends. During 2003, the Company did not pay a dividend and received a $50,000 capital contribution from MLIG.

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

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Arkansas Insurance Department. The State of Arkansas has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting practices as a component of prescribed or permitted practices by the State of Arkansas.

Statutory capital and surplus at December 31, 2004 and 2003, were $284,765 and $295,722, respectively. At December 31, 2004 and 2003, approximately $28,227 and $29,322, respectively, of stockholder’s equity was available for distribution to MLIG that does not require approval by the Arkansas Insurance Department.

The Company’s statutory net income (loss) for 2004, 2003 and 2002 was $79,115, $98,570 and ($140,955), respectively. The statutory net loss incurred during 2002 was primarily due to establishing additional policy benefit reserves.

During 2002, the Company established $144,000 in statutory reserves to support its cashflow testing analysis required by state insurance regulation. As a result, statutory capital and surplus was significantly reduced from December 2001, but remained in excess of regulatory capital requirements. However, due to the inherent volatility in statutory earnings, the Company received a $50,000 capital contribution from MLIG during the first quarter 2003.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2004 and 2003, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.

NOTE 10. COMMITMENTS AND CONTINGENCIES

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2004 and 2003, the Company’s estimated liability for future guaranty fund assessments was $7,056 and $7,139, respectively. If additional future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

During 2000, the Company committed to participate in a limited partnership. As of December 31, 2004, $7,400 had been advanced towards the Company’s $10,000 commitment to the limited partnership. The contractual commitment expires June 2006.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.

NOTE 11. SEGMENT INFORMATION

In reporting to management, the Company’s operating results are categorized into two business segments: Life Insurance and Annuities. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The Company currently does not manufacture, market, or issue life insurance contracts. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity contract owner liabilities.

The following table summarizes each business segment’s contribution to the consolidated amounts.

	2004
	Life
	Insurance	Annuities	Other	Total
Policy charge revenue	$85,645	$151,050	$—	$236,695
Net interest spread (1)	11,630	16,764	8,882	37,276
Net realized investment gains (losses)	(79)	2,515	1,563	3,999

Net revenues	97,196	170,329	10,445	277,970

Market value adjustment expense	—	2,713	—	2,713
Policy benefits	25,405	28,877	—	54,282
Reinsurance premium ceded	20,498	4,699	—	25,197
Amortization of DAC	10,495	(5,591)	—	4,904
Insurance expenses and taxes	8,726	48,834	—	57,560

Net benefits and expenses	65,124	79,532	—	144,656

Earnings before federal income tax provision	32,072	90,797	10,445	133,314

Federal income tax provision	7,381	29,582	3,656	40,619

Earnings before change in accounting principle	24,691	61,215	6,789	92,695

Change in accounting principle, net of tax	(1,185)	(26,215)	—	(27,400)

Net earnings	$23,506	$35,000	$6,789	$65,295

Balance Sheet Information:
Total assets	$4,827,192	$9,752,836	$170,173	$14,750,201
DAC	170,192	222,324	—	392,516
Policyholder liabilities and accruals	1,829,825	981,237	—	2,811,062
Other policyholder funds	3,965	3,259	—	7,224

	2003
	Life
	Insurance	Annuities	Other	Total
Policy charge revenue	$98,503	$130,371	$4	$228,878
Net interest spread (1)	14,823	25,887	4,994	45,704
Net realized investment gains (losses)	(7,327)	4,497	3,817	987

Net revenues	105,999	160,755	8,815	275,569

Market value adjustment expense	—	4,806	—	4,806
Policy benefits	18,238	46,393	—	64,631
Reinsurance premium ceded	21,337	1,262	—	22,599
Amortization of DAC	31,467	44,935	—	76,402
Insurance expenses and taxes	8,192	43,900	—	52,092

Net benefits and expenses	79,234	141,296	—	220,530

Earnings before federal income tax provision	26,765	19,459	8,815	55,039

Federal income tax provision	5,778	4,751	3,085	13,614

Net earnings	$20,987	$14,708	$5,730	$41,425

Balance Sheet Information:
Total assets	$5,036,572	$9,438,256	$172,720	$14,647,548
DAC	178,918	185,496	—	364,414
Policyholder liabilities and accruals	1,916,761	1,072,894	—	2,989,655
Other policyholder funds	6,213	6,702	—	12,915

	2002
	Life
	Insurance	Annuities	Other	Total
Policy charge revenue	$100,522	$138,510	$(2)	$239,030
Net interest spread (1)	24,791	34,444	6,456	65,691
Net realized investment losses	(2,087)	(997)	(5,972)	(9,056)

Net revenues	123,226	171,957	482	295,665

Market value adjustment expense	—	3,683	—	3,683
Policy benefits	19,632	38,428	—	58,060
Reinsurance premium ceded	22,883	248	—	23,131
Amortization of DAC	41,190	59,928	—	101,118
Insurance expenses and taxes	7,602	40,925	—	48,527

Net benefits and expenses	91,307	143,212	—	234,519

Earnings before federal income tax provision	31,919	28,745	482	61,146

Federal income tax provision	8,734	4,685	169	13,588

Net earnings	$23,185	$24,060	$313	$47,558

Balance Sheet Information:
Total assets	$4,970,748	$8,110,326	$14,820	$13,095,894
DAC	211,999	192,221	—	404,220
Policyholder liabilities and accruals	2,005,718	1,176,850	—	3,182,568
Other policyholder funds	4,995	6,820	—	11,815

(1)	Management considers investment income net of interest credited to contract owners’ account balances in evaluating results.

The following table summarizes the Company’s net revenues by contract type for 2004, 2003 and 2002:

	2004	2003	2002
Life Insurance:
Variable life	$85,999	$97,002	$102,603
Interest-sensitive whole life	11,197	8,997	20,623

Total Life Insurance	97,196	105,999	123,226

Annuities:
Variable annuities	159,528	139,577	139,210
Interest-sensitive annuities	10,801	21,178	32,747

Total Annuities	170,329	160,755	171,957

Other	10,445	8,815	482

Net Revenues	$277,970	$275,569	$295,665

* * * * *

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 30, 2005	By:	/s/ Joseph E. Justice

Joseph E. Justice
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Barry G. Skolnick Barry G. Skolnick	Director, Senior Vice President and General Counsel*	March 30, 2005

/s/ Joseph E. Justice Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 30, 2005

* Deborah J. Adler	Director, Senior Vice President, and Chief Actuary	March 30, 2005

* H. McIntyre Gardner	Director and Chairman of the Board	March 30, 2005

* Christopher J. Grady	Director and Senior Vice President	March 30, 2005

* Nikos K. Kardassis	Director, President, and Chief Executive Officer	March 30, 2005

/s/ Connie F. Yost Connie F. Yost	Vice President and Controller	March 30, 2005

*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Exhibit 10.10

23.1	Written Consent of Deloitte & Touche, LLP, independent registered public accounting firm	Exhibit 23.1

24.1	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.

24.2	Power of attorney of H. McIntyre Gardner	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.
24.3	Power of attorney of Nikos K. Kardassis	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s Pre-Effective Amendment No. 1 to the registration statement on Form N-4, File No. 333-63904, filed September 10, 2001.
24.4	Power of attorney of Christopher J. Grady	Incorporated by reference to Merrill Lynch Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 333-63904, filed June 26, 2001.
24.5	Power of attorney of Deborah J. Adler	Incorporated by reference to Exhibit 24.5 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 29, 2004.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2