Form 10-Q
period 2005-03-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2005-05-12
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item I. Financial Statements.


MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                                     March 31,      December 31,
ASSETS                                                                                 2005             2004
------                                                                              -----------     -----------
INVESTMENTS:
         Fixed maturity securities, available-for-sale, at estimated fair value
              (amortized cost:  2005 - $1,988,353; 2004 - $1,978,713)               $ 1,986,888     $ 2,012,589
         Equity securities, available-for-sale, at estimated fair value
              (cost:  2005 - $48,013; 2004 - $46,264)                                    50,917          50,103
         Trading account securities, at estimated fair value                             26,119          27,996
         Limited partnerships, at cost                                                   12,309          13,623
         Policy loans on insurance contracts, at outstanding loan balances            1,019,475       1,030,036
                                                                                    -----------     -----------
                  Total Investments                                                   3,095,708       3,134,347



CASH AND CASH EQUIVALENTS                                                                36,209          64,203
ACCRUED INVESTMENT INCOME                                                                53,228          57,646
DEFERRED POLICY ACQUISITION COSTS                                                       386,546         392,516
REINSURANCE RECEIVABLES                                                                   3,635           3,832
AFFILIATED RECEIVABLES - NET                                                              5,333           5,611
RECEIVABLES FROM SECURITIES SOLD                                                          2,777           3,021
OTHER ASSETS                                                                             36,426          36,186
SEPARATE ACCOUNTS ASSETS                                                             10,716,875      11,052,839
                                                                                    -----------     -----------


TOTAL ASSETS                                                                        $14,336,737     $14,750,201
                                                                                    ===========     ===========


See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                                March 31,       December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                              2005              2004
------------------------------------                                          ------------      ------------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                        $  2,715,298      $  2,775,917
         Claims and claims settlement expenses                                      42,468            35,145
                                                                              ------------      ------------

                  Total Policyholder Liabilities and Accruals                    2,757,766         2,811,062

      OTHER POLICYHOLDER FUNDS                                                       6,148             7,224
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                        7,029             7,056
      FEDERAL INCOME TAXES - DEFERRED                                               18,878            22,022
      FEDERAL INCOME TAXES - CURRENT                                                 4,040            23,616
      PAYABLES FOR SECURITIES PURCHASED                                              2,250             2,429
      UNEARNED POLICY CHARGE REVENUE                                               111,919           112,221
      OTHER LIABILITIES                                                              1,133               266
      SEPARATE ACCOUNTS LIABILITIES                                             10,716,875        11,052,839
                                                                              ------------      ------------

                  Total Liabilities                                             13,626,038        14,038,735
                                                                              ------------      ------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                  2,500             2,500
    Additional paid-in capital                                                     397,324           397,324
    Retained earnings                                                              314,431           297,344
    Accumulated other comprehensive income (loss)                                   (3,556)           14,298
                                                                              ------------      ------------

                  Total Stockholder's Equity                                       710,699           711,466
                                                                              ------------      ------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                    $ 14,336,737      $ 14,750,201
                                                                              ============      ============



See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          ----------------------
                                                                                            2005          2004
                                                                                          --------      --------
REVENUES:

         Policy charge revenue                                                            $ 58,817      $ 53,954
         Net investment income                                                              36,692        39,907
         Net realized investment gains (losses)                                             (1,341)        2,138
                                                                                          --------      --------

                           Total Revenues                                                   94,168        95,999
                                                                                          --------      --------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                               26,468        30,136
         Market value adjustment expense                                                       262         1,027
         Policy benefits (net of reinsurance recoveries:  2005 - $2,172;
           2004 - $7,110)                                                                   10,580        16,106
         Reinsurance premium ceded                                                           6,853         6,195
         Amortization of deferred policy acquisition costs                                  11,051         6,356
         Insurance expenses and taxes                                                       14,358        13,234
                                                                                          --------      --------

                           Total Benefits and Expenses                                      69,572        73,054
                                                                                          --------      --------

                           Earnings Before Federal Income Tax Provision                     24,596        22,945
                                                                                          --------      --------

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                             1,039        11,685
         Deferred                                                                            6,470        (3,654)
                                                                                          --------      --------

                           Total Federal Income Tax Provision                                7,509         8,031
                                                                                          --------      --------

NET EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                          17,087        14,914
                                                                                          --------      --------

                           Change in Accounting Principle, Net of Tax                           --       (27,400)
                                                                                          --------      --------

NET EARNINGS (LOSS)                                                                       $ 17,087      $(12,486)
                                                                                          ========      ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                  ----------------------
                                                                                    2005           2004
                                                                                  --------      --------
NET EARNINGS (LOSS)                                                               $ 17,087      $(12,486)
                                                                                  --------      --------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:

      Net unrealized holding gains (losses) arising during the period              (36,285)       32,418
      Reclassification adjustment for (gains) losses included in net earnings            9        (1,259)
                                                                                  --------      --------

      Net unrealized gains (losses) on available-for-sale securities               (36,276)       31,159

      Adjustments for:
         Policyholder liabilities                                                    8,808          (218)
         Deferred policy acquisition costs                                              --          (113)
         Deferred federal income taxes                                               9,614       (10,790)
                                                                                  --------      --------

   Total other comprehensive income (loss), net of taxes                           (17,854)       20,038
                                                                                  --------      --------

COMPREHENSIVE INCOME (LOSS)                                                       $   (767)     $  7,552
                                                                                  ========      ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                                 Accumulated
                                                                 Additional                        other             Total
                                                  Common          paid-in         Retained      comprehensive     stockholder's
                                                  stock           capital         earnings      income (loss)        equity
                                                  -----           -------         --------      -------------        ------
BALANCE, JANUARY 1, 2004                        $   2,500        $ 397,324        $ 329,549       $  11,465        $ 740,838

   Net earnings                                                                      65,295                           65,295

   Cash dividend paid to parent                                                     (97,500)                         (97,500)

   Other comprehensive income, net of tax                                                             2,833            2,833
                                                ---------        ---------        ---------       ---------        ---------

BALANCE, DECEMBER 31, 2004                          2,500          397,324          297,344          14,298          711,466

   Net earnings                                                                      17,087                           17,087

   Other comprehensive loss, net of tax                                                             (17,854)         (17,854)
                                                ---------        ---------        ---------       ---------        ---------

BALANCE, MARCH 31, 2005                         $   2,500        $ 397,324        $ 314,431       $  (3,556)       $ 710,699
                                                =========        =========        =========       =========        =========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                          ------------------------
                                                                                            2005            2004
                                                                                          ---------      ---------
Cash Flows From Operating Activities:
  Net earnings                                                                            $  17,087      $ (12,486)
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                                   --         27,400
    Amortization of deferred policy acquisition costs                                        11,051          6,356
    Capitalization of policy acquisition costs                                               (5,081)        (8,363)
    Amortization of investments                                                               2,572          2,900
    Capitalization of sales inducements                                                        (164)            --
    Interest credited to policyholders' account balances                                     26,468         30,136
    Change in variable contract reserves and accruals                                         1,692          1,314
    Provision (benefit) for deferred Federal income tax                                       6,470         (3,654)
  (Increase) decrease in operating assets:
    Trading account securities                                                                  545            344
    Accrued investment income                                                                 4,418          5,800
    Reinsurance receivables                                                                     197         (2,179)
    Affiliated receivables - net                                                                278         (1,037)
    Other                                                                                       (76)       (10,164)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                                     7,323         14,122
    Other policyholder funds                                                                 (1,076)          (472)
    Liability for guaranty fund assessments                                                     (27)           (12)
    Federal income taxes - current                                                          (19,576)        11,685
    Affiliated payables - net                                                                    --         (2,365)
    Unearned policy charge revenue                                                             (302)         5,925
    Other                                                                                       867            837
  Other operating activities:
    Net realized investment (gains) losses                                                    1,341         (2,138)
                                                                                          ---------      ---------

             Net cash and cash equivalents provided by operating activities                  54,007         63,949
                                                                                          ---------      ---------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
    Sales of available-for-sale securities                                                  119,685         74,998
    Maturities of available-for-sale securities                                              87,049         48,337
    Purchases of available-for-sale securities                                             (220,639)       (26,619)
    Sales of limited partnerships                                                             1,614            410
    Purchases of limited partnerships                                                          (300)        (1,000)
    Policy loans on insurance contracts                                                      10,561         23,555
                                                                                          ---------      ---------

             Net cash and cash equivalents provided by (used in) investing activities     $  (2,030)     $ 119,681
                                                                                          ---------      ---------

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                               ------------------------
                                                                                  2005           2004
                                                                               ---------      ---------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)     $ 124,554      $ 205,524
     Policyholder withdrawals (including transfers from separate accounts)      (204,525)      (288,191)
                                                                               ---------      ---------

         Net cash and cash equivalents used in financing activities              (79,971)       (82,667)
                                                                               ---------      ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (27,994)       100,963

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                        64,203         75,429
                                                                               ---------      ---------

         End of period                                                         $  36,209      $ 176,392
                                                                               =========      =========

Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                         $  20,615      $      --
                  Intercompany interest                                              151             29


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

For a complete discussion of the Company's 2004 financial statements and accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

The interim Financial Statements for the three month period are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2004 Annual Report on Form 10-K. The December 31, 2004 unaudited Balance Sheet was derived from the audited 2004 financial statements. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company will adopt the guidance at the time it is issued. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive income
(loss), net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three months ended March 31, 2005 and 2004.

The Company has recorded certain adjustments to policyholders' account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts policyholders' account balances as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) were as follows:

                                                           March 31,    December 31,
                                                             2005          2004
                                                           --------      --------
Assets:
         Fixed maturity securities                         $ (1,465)     $ 33,876
         Equity securities                                    2,904         3,839
                                                           --------      --------
                                                              1,439        37,715
                                                           --------      --------
Liabilities:
         Policyholders' account balances                      6,909        15,717
         Federal income taxes - deferred                     (1,914)        7,700
                                                           --------      --------
                                                              4,995        23,417
                                                           --------      --------
Stockholder's equity:
         Accumulated other comprehensive income (loss)     $ (3,556)     $ 14,298
                                                           ========      ========

Net realized investment gains (losses) were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                            2005           2004
                                                          -------        -------
Available-for-sale securities                             $    (9)       $ 1,259
Trading account securities:
      Net realized investment gains                           551            701
      Net unrealized holding gains (losses)                (1,883)           178
                                                          -------        -------

Total net realized investment gains (losses)              $(1,341)       $ 2,138
                                                          =======        =======

NOTE 4. SALES INDUCEMENTS

During March 2005, the Company introduced a new variable annuity product platform in which certain contracts contain sales inducements. The Company currently offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner's deposit. This amount may be subject to recapture under certain circumstances. The expense associated with offering this bonus is deferred and amortized over the anticipated life of the related contracts consistent with the amortization of deferred policy acquisition costs. The components of deferred sales inducements were as follows:

                                                         March 31,
                                                           2005
                                                           ----
Balance at January 1, 2005                                 $ --
Capitalization                                              164 (1)
Amortization                                                 --
                                                           ----

Balance at March 31, 2005                                  $164 (2)
                                                           ====

----------

(1)   Recorded as a component of policy benefits in the Statements of Earnings.

(2)   Recorded as a component of other assets in the Balance Sheets.

NOTE 5. FEDERAL INCOME TAXES

The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes.

                                                                   Three Months Ended
                                                                        March 31,
                                                                  --------------------
                                                                    2005         2004
                                                                  -------      -------
Provision for income taxes computed at Federal statutory rate     $ 8,609      $ 8,031
Decrease in income taxes resulting from:
   Dividend received deduction                                       (915)          --
   Foreign tax credit                                                (185)          --
                                                                  -------      -------

Federal income tax provision                                      $ 7,509      $ 8,031
                                                                  =======      =======

The Federal statutory rate for each of the three month periods ended March 31 was 35%.

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

Statutory capital and surplus at March 31, 2005 and December 31, 2004 were $299,572 and $284,765, respectively. For the three month periods ended March 31, 2005 and 2004, statutory net income was $15,379 and $16,765, respectively.

NOTE 7. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. During 2003, the Company ceased manufacturing or issuing life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on invested assets that do not support annuity or life insurance contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                                                               Three Months Ended
                                                                    March 31,
                                                             ---------------------
                                                               2005         2004
                                                             --------     --------
Net Revenues (1):
    Annuities                                                $ 42,955     $ 41,765
    Life Insurance                                             24,372       19,874
    Other                                                         373        4,224
                                                             --------     --------

Net Revenues                                                 $ 67,700     $ 65,863
                                                             ========     ========

Net Earnings Before Change in Accounting Principle:
    Annuities                                                $  7,009     $  8,415
    Life Insurance                                              9,836        3,754
    Other                                                         242        2,745
                                                             --------     --------

      Net Earnings Before Change in Accounting Principle       17,087       14,914
                                                             --------     --------

Change in Accounting Principle, Net of Tax:
    Annuities                                                      --      (26,215)
    Life Insurance                                                 --       (1,185)
                                                             --------     --------

      Change in Accounting Principle, Net of Tax                   --      (27,400)
                                                             --------     --------

Net Earnings (Loss)                                          $ 17,087     $(12,486)
                                                             ========     ========

----------

(1) Net revenues include total revenues net of interest credited to policyholders' account balances.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

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

LIFE INSURANCE STRATEGY

During the first quarter 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or issue life insurance products.

During the first quarter 2005, the Company transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider, which is considered a leading provider of insurance products administration services. The Company remains committed to the delivery of high quality services for all life insurance contracts inforce.

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

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed minimum death benefit ("GMDB") provisions contained in the variable annuities it manufactures. Negative investment performance generally results in greater exposure to GMDB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB exceeds the variable account balance. Prolonged periods of negative investment performance may result in greater GMDB expense because it may change the Company's assumptions regarding the long term cost of GMDBs. If the Company increases its estimated long term GMDB cost, it will result in establishing greater GMDB reserves as compared to current practice. GMDB expense is recorded as a component of policy benefits.

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Concerns over inflationary pressures and further increases in interest rates overshadowed the momentum gained by the equity markets during the fourth quarter 2004. All three major U.S. equity indices declined during the first quarter 2005, marking a reversal from the comeback made at the end of last year. The Dow finished the first quarter down 2.9%, lower than the 0.9% decline for the first quarter 2004. The NASDAQ, comprised of many technology stocks, fell 8.1% for the first quarter compared to a slight decline of 0.5% during the first quarter 2004. The S&P declined 2.6% during the first quarter as opposed to the 1.3% increase for the first quarter 2004.

Despite equity market decreases during the first quarter 2005, average variable account balances increased $4.4 million to $10,861.4 million at March 31, 2005 as compared to March 31, 2004. This slight increase is primarily a result of the equity market highs incurred during the fourth quarter 2004. As a result, asset-based fees and GMDB expenses were relatively unchanged during the first three months of 2005 as compared to the same period in 2004.

Additionally, the Company is impacted by the U.S. equity markets through its trading account investments. The Company's trading account is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. The trading account is carried at market value with changes in market value included in earnings as a component of net realized investment gains (losses). The Company's trading account incurred a decrease in net realized investment gains of $2.2 million during the first three months of 2005 as compared to the same period in 2004.

Medium Term Interest Rates

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 10 years. During the first three months of 2005, the U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the quarter to 2.75%. Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by the Company.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                        Three Months Ended
                                                                             March 31,
                                                                        -------------------
                                                                         2005         2004
                                                                        ------       ------
Average medium term interest rate yield                                   3.73%        2.39%
Increase (decrease) in medium term interest rates (in basis points)         75           (3)

Credit spreads (in basis points)                                            95           81
Widening (contracting) of credit spreads (in basis points)                  23           (4)

Increase (decrease) on market valuations (in millions):
   Available-for-sale investment securities                             $(36.3)      $ 31.2
   Interest-sensitive policyholder liabilities                             8.8         (0.2)
                                                                        ------       ------
Net increase (decrease) on market valuations                            $(27.5)      $ 31.0
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

The Company's critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2004 Annual Report.

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At March 31, 2005 and December 31, 2004, approximately, $245.3 million (or 12%) and $220.9 million (or 11%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss) on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three month periods ended March 31, 2005 and 2004.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2005, variable annuities and variable life insurance accounted for $209.3 million (or 54%) and $166.3 million (or 43%), respectively, of the Company's DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $211.4 million (or 54%) and $170.2 million (or 43%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of revisions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "DAC unlocking". During 2004, the Company elected to adopt new assumptions for market returns associated with assets held in the Company's variable annuity separate accounts. If returns over a determined historical period differ from the Company's long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique. Changes in assumptions can have a significant impact on the amount of DAC reported for variable annuities and variable life insurance products and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, and mortality rates. For variable annuities, the Company generally establishes a long-term rate of net separate accounts growth. The long-term rate may be adjusted if the Company's long-term expectations change. Using the mean reversion technique, the Company modifies the rate of net variable annuity separate accounts growth over the near term, based on recent historical returns. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. For variable life, the Company generally assumes a level long-term rate of net variable life separate accounts growth for all future years. The long-term rate may be adjusted if the Company's long-term expectations change. Additionally, the Company may modify the rate of net separate accounts growth over the short term to reflect the Company's near-term expectations of the economy and financial market performance in which separate accounts assets are invested.

Policyholder Liabilities

The Company establishes liabilities for amounts payable for its life insurance and annuity contracts. At March 31 2005 and December 31, 2004, life and annuity policyholder liabilities were $2.7 billion and $2.8 billion, respectively. These liabilities are actuarially determined reserves, which are calculated to meet the Company's future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields, and inflation. These estimates and assumptions are influenced by the Company's historical experience, current developments, and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect the Company's reserve liabilities and subsequently impact future operations.

Unearned Revenue Liability for Variable Life Insurance

One of the Company's variable life insurance products includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned revenue liability is subject to the same periodic reassessment as DAC. At March 31, 2005 and December 31, 2004, the Company's unearned policy charge revenue liability was $111.9 million and $112.2 million, respectively.

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

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 5 to the Financial Statements for period-to-period differences in DRD and FTC adjustments.

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

In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 requires that when the fair value of an investment security is less than its carrying value, an impairment exists for which the determination must be made as to whether the impairment is other-than-temporary. The EITF 03-1 impairment model applies to all investment securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and to investment securities accounted for under the cost method to the extent an impairment indicator exists. Under the guidance, the determination of whether an impairment is other-than-temporary and therefore would result in a recognized loss depends on market conditions and management's intent and ability to hold the securities with unrealized losses. In September 2004, the Financial Accounting Standards Board ("FASB") approved FASB Staff Position EITF 03-1, which defers the effective date for recognition and measurement guidance contained in EITF 03-1 until certain issues are resolved. The impact on the Company's Financial Statements will be determined when the final EITF 03-1 is issued. The Company will adopt the guidance at the time it is issued. The Company previously implemented the disclosure requirements of EITF 03-1 in its 2003 Financial Statements.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The Company issues four classes of variable annuity products including B-Share, C-Share, L-Share, and Bonus classes. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. The Bonus class offers a bonus in which a specified amount is added to the contract value with each deposit, which may be subject to recapture under certain circumstances. Current available contract features include guaranteed minimum death benefits, guaranteed minimum income benefits, and additional death benefits. During March 2005, the Company introduced a new variable annuity product line, which is intended to replace the existing variable annuity products (subject to state approval). The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. Total deposits for this product during the first three weeks of introduction were $10.2 million.

In addition, the Company issues modified guaranteed annuity products. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance deposits decreased $88.1 million (or 40%) to $129.7 million during the first three months of 2005 as compared to the same period in 2004. Annuity and life insurance deposits by product were as follows:

                                              ($ In Millions)                          Change
                                      -------------------------------        ------------------------
                                      First Quarter     First Quarter
                                          2005              2004                $                  %
                                      -------------     -------------        ------               ---
Variable Annuities:
   B-Share                               $103.2            $187.0            $-83.8               -45%
   C-Share                                  8.2              14.9              -6.7               -45
   L-Share                                  5.8               4.0               1.8                45
   Bonus                                    3.0                --               3.0               n/a
                                         ------            ------            ------               ---
                                          120.2             205.9             -85.7               -42
                                         ------            ------            ------               ---

Variable Life Insurance                     6.9               9.0              -2.1               -23

Modified Guaranteed Annuities               2.5               2.6              -0.1                -4

Other                                       0.1               0.3              -0.2               -67
                                         ------            ------            ------               ---

Total Direct Deposits                    $129.7            $217.8            $-88.1               -40%
                                         ======            ======            ======               ===

During the first three months of 2005, variable annuity deposits decreased $85.7 million (or 42%) to $120.2 million as compared to the same period in 2004. Management attributes the reduction in variable annuity deposits to general economic conditions and to uncertainties regarding the regulatory environment relating to the distribution of annuity products. Also, management believes variable annuity deposits were adversely impacted by the intensified focus on the new variable annuity product line introduction mentioned above.

During the first three months of 2005, variable life insurance deposits decreased $2.1 million (or 23%) to $6.9 million as compared to the same period in 2004. Variable life insurance deposits displayed above generally represent renewal deposits on existing life insurance contracts.

FINANCIAL CONDITION

At March 31, 2005, the Company's assets were $14.3 billion, or $413.5 million lower than the $14.8 billion in assets at December 31, 2004. Assets excluding separate accounts assets decreased $77.5 million (or 2%) primarily due to a reduction in the number of fixed rate contracts inforce, a decrease in market values on investment securities as a result of the rising interest rate environment during the first three months of 2005, and a $20.6 million federal income tax payment. Separate accounts assets, which represent 75% of total assets, decreased $336.0 million (or 3%) to $10.7 billion. Changes in separate accounts assets were as follows:

                                                  First Quarter
                                                      2005
                                                  -------------
                                                  (In Millions)
Net cash outflow                                    $(215.7)
Investment performance                               (120.3)
                                                    -------

Net decrease                                        $(336.0)
                                                    =======

During the first three months of 2005, the Company experienced contract owner withdrawals that exceeded deposits on all products by $263.6 million. The components of contract owner transactions were as follows:

                                                  First Quarter
                                                      2005
                                                  -------------
                                                  (In Millions)
Deposits collected                                  $ 129.7
Internal tax-free exchanges                            (5.1)
                                                    -------
     Net contract owner deposits                      124.6
                                                    -------

Contract owner withdrawals                            204.5
Net transfers from separate accounts                  183.7
                                                    -------
     Net contract owner withdrawals                   388.2
                                                    -------
Net contract owner activity                         $(263.6)
                                                    =======

At March 31, 2005 and December 31, 2004, approximately $1,968.5 million (or 99%) and $1,991.5 million (or 99%), respectively, of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at March 31, 2005, approximately $142.0 million (or 7%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, as compared to $156.4 million (or 8%) of the Company's fixed maturity securities at December 31, 2004.

At March 31, 2005 and December 31, 2004, approximately $18.4 million (or 1%) and $21.1 million (or 1%), respectively, of the Company's fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2005, the Company's assets included $2,046.6 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of March 31, 2005:

                                               Less Than       Three to       More Than
                                              Three Years     Five Years      Five Years         Total
                                              -----------     ----------      ----------         -----
                                                                   (In Millions)
Contractual Obligations:
   Long-term liabilities (1)                    $ 27.0          $ 39.0          $257.4           323.4
   Limited partnership investments (2)             2.3              --              --             2.3
                                                ------          ------          ------           -----

Total                                           $ 29.3          $ 39.0          $257.4           325.7
                                                ======          ======          ======           =====

----------

(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

      Liabilities for future policyholder benefits of $2,391.9 million have been excluded from this table. These amounts primarily relate to contracts where i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event or ii) the occurrence of a payment triggering event (i.e. death or withdrawal) is outside the control of the Company. Such amounts are not determinable.

(2) During 2000, the Company committed to participate in a limited partnership. As of March 31, 2005, $7.7 million had been advanced towards the Company's $10.0 million commitment to the limited partnership. The contractual commitment expires June 2006.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2005 and 2004, the Company recorded net earnings (loss) of $17.1 million and ($12.5) million, respectively.

Policy charge revenue increased $4.8 million (or 9%) to $58.8 million during the first three months of 2005 as compared to $54.0 million during the same period in 2004. The increase in policy charge revenue is primarily due to an increase in deferred policy load amortization resulting from decreased mortality.

Net earnings derived from interest spread increased $0.4 million (or 5%) to $10.2 million during the first three months of 2005 as compared to $9.8 million during the same period in 2004. The following table provides the components and changes in interest spread for each respective period.

                                                            First          First
                                                           Quarter        Quarter
                Interest Spread                             2005           2004           Change
                ---------------                             ----           ----           ------
                                                                       (In Millions)
Net investment income                                     $ 36.7          $ 39.9           $(3.2) (1)
Interest credited to policyholders' account balances       (26.5)          (30.1)            3.6  (2)
                                                          ------          ------           -----
                                                          $ 10.2          $  9.8           $ 0.4
                                                          ======          ======           =====

----------

(1) Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by the increasing interest rate environment during the first three months of 2005 as compared to the same period in 2004.

(2) Primarily due to the reduction in fixed rate contracts inforce during the first three months of 2005 as compared to the same period in 2004.

The Company experienced net realized investment gains (losses) of ($1.3) million and $2.1 million during the first three months of 2005 and 2004, respectively. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

                                                            First          First
                                                           Quarter        Quarter
           Net Realized Gains (Losses)                      2005           2004           Change
           ---------------------------                      ----           ----           ------
                                                                       (In Millions)
Credit related                                             $ 0.1           $(0.3)          $ 0.4
Interest related                                            (0.1)            1.5            (1.6) (1)
Trading account                                             (1.3)            0.9            (2.2) (2)
                                                           -----           -----           -----
                                                           $(1.3)          $ 2.1           $(3.4)
                                                           =====           =====           =====

----------

(1) The decrease in interest related net realized gains is primarily due to decreases to asset market valuations resulting from the increasing interest rate environment during the first three months of 2005 as compared to the same period in 2004.

(2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

Market value adjustment expense decreased $0.7 million (or 74%) to $0.3 million during the first three months of 2005 as compared to $1.0 million during the same period in 2004. The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The decrease in market value adjustment expense is primarily due to the higher interest rate environment during the first three months of 2005 as compared to the same period in 2004. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits decreased $5.5 million (or 34%) to $10.6 million during the first three months of 2005 as compared to $16.1 million during the same period in 2004. The decrease in policy benefits is primarily due to decreased life insurance mortality expense resulting from a decrease in net amount at risk per death claim during the first three months of 2005 as compared to the same period in 2004.

Reinsurance premium ceded increased $0.7 million (or 11%) to $6.9 million during the first three months of 2005 as compared to $6.2 million during the same period in 2004. The increase in reinsurance premium ceded is primarily due to an increase in reinsurance annuity premium ceded, which is attributable to the Company's effort to reinsure variable annuity products containing guaranteed minimum income benefit provisions.

Amortization of deferred policy acquisition costs increased $4.7 million (or 74%) to $11.1 million during the first three months of 2005 as compared to $6.4 million during the same period in 2004. The increase in amortization of deferred policy acquisition costs is primarily due to decreased life insurance mortality expense during the first three months of 2005 as compared to the same period in 2004.

Insurance expenses and taxes increased $1.1 million (or 8%) to $14.3 million during the first three months of 2005 as compared to $13.2 million during the same period in 2004. The increase in insurance expenses and taxes is primarily due to new product development expenses incurred during the first three months of 2005.

The Company's effective federal income tax rate was 31% during the first three months of 2005 as compared to 35% during the equivalent period in 2004. The change in the effective federal income tax rate is primarily due to DRD and FTC adjustments recorded during the first three months of 2005.

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

Date: May 11, 2005

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