Form 10-Q
period 2005-06-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2005-08-12
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

PART I. Financial Information
Item 1. Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                   June 30,   December 31,
ASSETS                                                                              2005         2004
-----                                                                            -----------  -----------
INVESTMENTS:
         Fixed maturity securities, available-for-sale, at estimated fair value
              (amortized cost:  2005 - $1,925,444; 2004 - $1,978,713)            $ 1,945,315  $ 2,012,589
         Equity securities, available-for-sale, at estimated fair value
              (cost:  2005 - $59,117; 2004 - $46,264)                                 62,978       50,103
         Trading account securities, at estimated fair value                          26,419       27,996
         Limited partnerships, at cost                                                12,076       13,623
         Policy loans on insurance contracts, at outstanding loan balances         1,005,481    1,030,036
                                                                                 -----------  -----------

                  Total Investments                                                3,052,269    3,134,347



CASH AND CASH EQUIVALENTS                                                             67,261       64,203
ACCRUED INVESTMENT INCOME                                                             56,421       57,646
DEFERRED POLICY ACQUISITION COSTS                                                    386,662      392,516
REINSURANCE RECEIVABLES                                                               10,178        3,832
AFFILIATED RECEIVABLES - NET                                                           5,245        5,611
RECEIVABLES FROM SECURITIES SOLD                                                         968        3,021
OTHER ASSETS                                                                          39,550       36,186
SEPARATE ACCOUNTS ASSETS                                                          10,677,224   11,052,839
                                                                                 -----------  -----------


TOTAL ASSETS                                                                     $14,295,778  $14,750,201
                                                                                 ===========  ===========

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)
--------------------------------------------------------------------------------

                                                                             June 30,   December 31,
LIABILITIES AND STOCKHOLDER'S EQUITY                                          2005         2004
------------------------------------                                       -----------  -----------
LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                     $ 2,663,508  $ 2,775,917
       Claims and claims settlement expenses                                    50,291       35,145
                                                                           -----------  -----------

                  Total Policyholder Liabilities and Accruals                2,713,799    2,811,062

      OTHER POLICYHOLDER FUNDS                                                   5,653        7,224
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                    6,934        7,056
      FEDERAL INCOME TAXES - DEFERRED                                           24,043       22,022
      FEDERAL INCOME TAXES - CURRENT                                             6,325       23,616
      PAYABLES FOR SECURITIES PURCHASED                                          5,963        2,429
      UNEARNED POLICY CHARGE REVENUE                                           115,019      112,221
      OTHER LIABILITIES                                                            343          266
      SEPARATE ACCOUNTS LIABILITIES                                         10,677,224   11,052,839
                                                                           -----------  -----------

                  Total Liabilities                                         13,555,303   14,038,735
                                                                           -----------  -----------
STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                              2,500        2,500
    Additional paid-in capital                                                 397,324      397,324
    Retained earnings                                                          333,605      297,344
    Accumulated other comprehensive income                                       7,046       14,298
                                                                           -----------  -----------

                  Total Stockholder's Equity                                   740,475      711,466
                                                                           -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                 $14,295,778  $14,750,201
                                                                           ===========  ===========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                June 30,
                                                                          -------------------
                                                                            2005       2004
                                                                          --------   --------
REVENUES:

         Policy charge revenue                                            $ 55,273   $ 61,992
         Net investment income                                              36,998     39,239
         Net realized investment gains                                         788      1,545
                                                                          --------   --------

                           Total Revenues                                   93,059    102,776
                                                                          --------   --------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances               27,112     30,506
         Market value adjustment expense                                       246        783
         Policy benefits (net of reinsurance recoveries:  2005 - $8,463;
           2004 - $2,974)                                                   14,104     11,227
         Reinsurance premium ceded                                           6,896      7,264
         Amortization of deferred policy acquisition costs                   8,276     14,179
         Insurance expenses and taxes                                       14,471     14,083
                                                                          --------   --------

                           Total Benefits and Expenses                      71,105     78,042
                                                                          --------   --------

                           Earnings Before Federal Income Tax Provision     21,954     24,734
                                                                          --------   --------

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                             3,325      4,541
         Deferred                                                             (545)     2,979
                                                                          --------   --------

                           Total Federal Income Tax Provision                2,780      7,520
                                                                          --------   --------

NET EARNINGS                                                              $ 19,174   $ 17,214
                                                                          ========   ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       ---------------------
                                                                                          2005        2004
                                                                                       ---------   ---------
REVENUES:

         Policy charge revenue                                                         $ 114,090   $ 115,946
         Net investment income                                                            73,690      79,146
         Net realized investment gains (losses)                                             (553)      3,683
                                                                                       ---------   ---------

                           Total Revenues                                                187,227     198,775
                                                                                       ---------   ---------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                             53,580      60,642
         Market value adjustment expense                                                     508       1,810
         Policy benefits (net of reinsurance recoveries:  2005 - $10,635;
           2004 - $10,084)                                                                24,684      27,333
         Reinsurance premium ceded                                                        13,749      13,459
         Amortization of deferred policy acquisition costs                                19,327      20,535
         Insurance expenses and taxes                                                     28,829      27,317
                                                                                       ---------   ---------

                           Total Benefits and Expenses                                   140,677     151,096
                                                                                       ---------   ---------

                           Earnings Before Federal Income Tax Provision                   46,550      47,679
                                                                                       ---------   ---------

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                                           4,364      16,226
         Deferred                                                                          5,925        (675)
                                                                                       ---------   ---------

                           Total Federal Income Tax Provision                             10,289      15,551
                                                                                       ---------   ---------

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                            36,261      32,128
                                                                                       ---------   ---------

                           Change in Accounting Principle, Net of Tax                         --     (27,400)
                                                                                       ---------   ---------

NET EARNINGS                                                                           $  36,261   $   4,728
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                        Three Months Ended
                                                                            June 30,
                                                                       -------------------
                                                                         2005       2004
                                                                       --------   --------
NET EARNINGS                                                           $ 19,174   $ 17,214
                                                                       --------   --------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:

      Net unrealized holding gains (losses) arising during the period    22,724    (71,005)
      Reclassification adjustment for gains included in net earnings       (431)    (2,149)
                                                                       --------   --------

   Net unrealized gains (losses) on available-for-sale securities        22,293    (73,154)

      Adjustments for:
         Policyholder liabilities                                        (5,981)    16,346
         Deferred policy acquisition costs                                   --        801
         Deferred federal income taxes                                   (5,710)    19,603
                                                                       --------   --------

Total other comprehensive income (loss), net of taxes                    10,602    (36,404)
                                                                       --------   --------

COMPREHENSIVE INCOME (LOSS)                                            $ 29,776   $(19,190)
                                                                       ========   ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                        Six Months Ended
                                                                           June 30,
                                                                      -------------------
                                                                        2005       2004
                                                                      --------   --------
NET EARNINGS                                                          $ 36,261   $  4,728
                                                                      --------   --------

OTHER COMPREHENSIVE LOSS:

   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period          (13,561)   (38,587)
      Reclassification adjustment for gains included in net earnings      (422)    (3,408)
                                                                      --------   --------

   Net unrealized losses on available-for-sale securities              (13,983)   (41,995)

      Adjustments for:
        Policyholder liabilities                                         2,827     16,128
        Deferred policy acquisition costs                                   --        688
        Deferred federal income taxes                                    3,904      8,813
                                                                      --------   --------

Total other comprehensive loss, net of taxes                            (7,252)   (16,366)
                                                                      --------   --------

COMPREHENSIVE INCOME (LOSS)                                           $ 29,009   $(11,638)
                                                                      ========   ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                Additional                         other             Total
                                                 Common          paid-in        Retained       comprehensive     stockholder's
                                                 stock           capital        earnings          income            equity
                                                ---------       ---------       ---------        ---------        ---------
BALANCE, JANUARY 1, 2004                        $   2,500       $ 397,324       $ 329,549        $  11,465        $ 740,838

   Net earnings                                                                    65,295                            65,295

   Cash dividend paid to parent                                                   (97,500)                          (97,500)

   Other comprehensive income, net of tax                                                            2,833            2,833
                                                ---------       ---------       ---------        ---------        ---------
BALANCE, DECEMBER 31, 2004                          2,500         397,324         297,344           14,298          711,466

   Net earnings                                                                    36,261                            36,261

   Other comprehensive loss, net of tax                                                             (7,252)          (7,252)
                                                ---------       ---------       ---------        ---------        ---------
BALANCE, JUNE 30, 2005                          $   2,500       $ 397,324       $ 333,605        $   7,046        $ 740,475
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

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                     2005             2004
                                                                                  ---------        ---------
Cash Flows From Operating Activities:
  Net earnings                                                                    $  36,261        $   4,728
  Noncash items included in earnings:
    Change in accounting principle, net of tax                                           --           27,400
    Amortization of deferred policy acquisition costs                                19,327           20,535
    Capitalization of policy acquisition costs                                      (13,473)         (17,177)

    Amortization of investments                                                       4,933            5,595
    Capitalization of sales inducements                                              (2,780)              --
    Interest credited to policyholders' account balances                             53,580           60,642
    Change in variable contract reserves and accruals                                 1,912             (859)
    Provision (benefit) for deferred Federal income tax                               5,925             (675)
  (Increase) decrease in operating assets:

    Trading account securities                                                          610             (848)
    Accrued investment income                                                         1,225            2,143
    Reinsurance receivables                                                          (6,346)              87
    Affiliated receivables - net                                                        366               --
    Other                                                                              (584)          (5,594)
  Increase (decrease) in operating liabilities:

    Claims and claims settlement expenses                                            15,146            4,766
    Other policyholder funds                                                         (1,571)            (479)
    Liability for guaranty fund assessments                                            (122)            (125)
    Federal income taxes - current                                                  (17,291)         (12,605)
    Affiliated payables - net                                                            --           (2,303)
    Unearned policy charge revenue                                                    2,798            3,658
    Other                                                                                77             (538)
  Other operating activities:
    Net realized investment (gains) losses                                              553           (3,683)
                                                                                  ---------        ---------

             Net cash and cash equivalents provided by operating activities         100,546           84,668
                                                                                  ---------        ---------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
    Sales of available-for-sale securities                                          219,664          110,755
    Maturities of available-for-sale securities                                     129,108          148,812
    Purchases of available-for-sale securities                                     (307,288)         (89,032)
    Sales of limited partnerships                                                     2,347              410
    Purchases of limited partnerships                                                  (800)          (2,500)
    Policy loans on insurance contracts                                              24,555           47,675
                                                                                  ---------        ---------

             Net cash and cash equivalents provided by investing activities       $  67,586        $ 216,120
                                                                                  ---------        ---------



See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended
                                                                                          June 30,
                                                                                 --------------------------
                                                                                    2005             2004
                                                                                 ---------        ---------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)       $ 283,697        $ 395,585
     Policyholder withdrawals (including transfers from separate accounts)        (448,771)        (572,716)
                                                                                 ---------        ---------

         Net cash and cash equivalents used in financing activities               (165,074)        (177,131)
                                                                                 ---------        ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            3,058          123,657

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                          64,203           75,429
                                                                                 ---------        ---------

         End of period                                                           $  67,261        $ 199,086
                                                                                 =========        =========

Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                           $  21,655        $  28,831
                  Intercompany interest                                                205               67

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
(Dollars in thousands)
--------------------------------------------------------------------------------

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch & Co. expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Merrill Lynch & Co. adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123. As a subsidiary of Merrill Lynch & Co. the Company is allocated compensation expense.

NOTE 3.         INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive income, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and six months ended June 30, 2005 and 2004.

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


                                                        June 30,    December 31,
                                                          2005          2004
                                                        --------    ------------
Assets:
           Fixed maturity securities                     $19,871      $33,876
           Equity securities                               3,861        3,839
                                                         -------      -------
                                                          23,732       37,715
                                                         -------      -------
Liabilities:
           Policyholders' account balances                12,890       15,717
           Federal income taxes - deferred                 3,796        7,700
                                                         -------      -------
                                                          16,686       23,417
                                                         -------      -------
Stockholder's equity:
           Accumulated other comprehensive income        $ 7,046      $14,298
                                                         =======      =======



Net realized investment gains (losses) were as follows:


                                                   Three Months Ended           Six Months Ended
                                                        June 30,                    June 30,
                                                  --------------------       ---------------------
                                                   2005          2004         2005           2004
                                                  -------      -------       -------       -------
Available-for-sale securities                     $   423      $ 2,148       $   414       $ 3,407
Trading account securities:
  Net realized investment gains                       146          793           697         1,494
  Net unrealized holding gains (losses)               219       (1,396)       (1,664)       (1,218)
                                                  -------      -------       -------       -------
Total net realized investment gains (losses)      $   788      $ 1,545       $  (553)      $ 3,683
                                                  =======      =======       =======       =======


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


                                              June 30,
                                                2005
                                            ------------
Balance at January 1, 2005                  $          -
Capitalization                                     2,780 (1)
Amortization                                           -
                                            ------------

Balance at June 30, 2005                    $      2,780 (2)
                                            ============

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

                                                                             Three Months Ended               Six Months Ended
                                                                                  June 30,                        June 30,
                                                                          ------------------------        ------------------------
                                                                             2005           2004             2005           2004
                                                                          --------        --------        --------        --------
Provision for income taxes computed at Federal statutory rate             $  7,684        $  8,657        $ 16,293        $ 16,688
Increase (decrease) in income taxes resulting from:
   Dividend received deduction                                              (4,442)         (2,230)         (5,357)         (2,230)
   Foreign tax credit                                                         (462)          1,093            (647)          1,093
                                                                          --------        --------        --------        --------
Federal income tax provision                                              $  2,780        $  7,520        $ 10,289        $ 15,551
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

Statutory capital and surplus at June 30, 2005 and December 31, 2004 were $325,095 and $284,765, respectively. For the six month periods ended June 30, 2005 and 2004, statutory net income was $40,666 and $30,987, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                                                                           Three Months Ended                 Six Months Ended
                                                                                June 30,                          June 30,
                                                                       --------------------------        --------------------------
                                                                          2005             2004             2005             2004
                                                                       ---------        ---------        ---------        ---------
Net Revenues (1):
    Annuities                                                          $  41,807        $  42,767        $  84,762        $  84,532
    Life Insurance                                                        22,228           26,686           46,600           46,560
    Other                                                                  1,912            2,817            2,285            7,041
                                                                       ---------        ---------        ---------        ---------

Net Revenues                                                           $  65,947        $  72,270        $ 133,647        $ 138,133
                                                                       =========        =========        =========        =========

Net Earnings Before Change in Accounting Principle:
    Annuities                                                          $  14,463        $   5,175        $  21,472        $  13,590
    Life Insurance                                                         3,468           10,208           13,304           13,962
    Other                                                                  1,243            1,831            1,485            4,576
                                                                       ---------        ---------        ---------        ---------

    Net Earnings Before Change in Accounting Principle                    19,174           17,214           36,261           32,128
                                                                       ---------        ---------        ---------        ---------

Change in Accounting Principle, Net of Tax:
    Annuities                                                                 --               --               --          (26,215)
    Life Insurance                                                            --               --               --           (1,185)
                                                                       ---------        ---------        ---------        ---------

Change in Accounting Principle, Net of Tax                                    --               --               --          (27,400)
                                                                       ---------        ---------        ---------        ---------
Net Earnings (Loss)                                                    $  19,174        $  17,214        $  36,261        $   4,728
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

During the first quarter 2005, the Company transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider. The Company remains committed to the delivery of high quality services for all life insurance contracts inforce.

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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Financial market conditions remained stressed for most of the second quarter 2005 amid concerns over oil prices, slowing economic growth and the uncertainty surrounding interest rates. Most major U.S. equity indices ended slightly higher in comparison to the first quarter 2005 with the exception of the Dow, which declined 2.2%. The NASDAQ ended the second quarter up 2.9%, while the S&P increased 0.9%. Overall, the Dow, NASDAQ, and S&P decreased 4.7%, 5.4%, and 1.7%, respectively, during the first six months of 2005.

During the first six months of 2005, average variable account balances decreased $65.1 million (or 1%) to $10.7 billion as compared to the first six months of 2004. Despite the decrease in average variable account balances, asset-based policy fees marginally increased $1.3 million (or 2%) over the same period. GMDB expense was relatively unchanged during the first six months of 2005 as compared to the same period in 2004.

Additionally, the Company is impacted by the U.S. equity markets through its trading account investments. The Company's trading account is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. The trading account is carried at market value with changes in market value included in earnings as a component of net realized investment gains (losses). The Company's trading account incurred net realized investment losses of $1.0 million during the first six months of 2005 as compared to net realized investment gains of $0.2 million during the same period in 2004.

Medium Term Interest Rates

The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years. Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned by the Company.

Interest rates continued to trend towards a flatter yield curve throughout the second quarter 2005. Long-term rates, as measured by the yield on the 10-year U.S. Treasury bond, declined to 3.92%, down from 4.49% at the end of the first quarter 2005. The U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the second quarter 2005 to 3.25%.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:


                                                                             Three Months Ended           Six Months Ended
                                                                                  June 30,                    June 30,
                                                                            --------------------          ------------------
                                                                             2005           2004          2005          2004
                                                                             ----           ----          ----          ----
Average medium term interest rate yield                                      3.60%          2.87%         3.60%         2.87%
Increase (decrease) in medium term interest rates (in basis points)           (25)           106            45            83

Credit spreads (in basis points)                                               93             88            93            88
Widening (contracting) of credit spreads  (in basis points)                    (2)             7            21             3

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                              $   22.3      $   (73.2)     $  (14.0)     $  (42.0)
   Interest-sensitive policyholder liabilities                               (6.0)          16.3           2.8          16.1
                                                                         --------      ---------      --------      --------
Net increase (decrease) on market valuations                             $   16.3      $   (56.9)     $  (11.2)     $  (25.9)
                                                                         ========      =========      ========      ========

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

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At June 30, 2005 and December 31, 2004, approximately, $239.4 million (or 12%) and $220.9 million (or 11%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2005 and 2004.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2005, variable annuities and variable life insurance accounted for $209.2 million (or 54%) and $166.3 million (or 43%), respectively, of the Company's DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $211.4 million (or 54%) and $170.2 million (or 43%), respectively, of the Company's DAC asset.

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

Policyholder Liabilities

The Company establishes liabilities for amounts payable for its life insurance and annuity contracts. At June 30, 2005 and December 31, 2004, life and annuity policyholder liabilities were $2.7 billion and $2.8 billion, respectively. These liabilities are actuarially determined reserves, which are calculated to meet the Company's future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields, and inflation. These estimates and assumptions are influenced by the Company's historical experience, current developments, and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect the Company's reserve liabilities and subsequently impact future operations.

Unearned Policy Charge Revenue Liability for Variable Life Insurance

One of the Company's variable life insurance products includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. At June 30, 2005 and December 31, 2004, the Company's unearned policy charge revenue liability was $115.0 million and $112.2 million, respectively.

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

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, a revision of SFAS No. 123, Accounting for Stock-Based Compensation. In April 2005, the Securities and Exchange Commission ("SEC") delayed the effective date for the revised SFAS No. 123 until the first fiscal year beginning after June 15, 2005. As a result of the SEC ruling, Merrill Lynch & Co. expects to adopt the provisions of the revised SFAS No. 123 in the first quarter of 2006. The approach to accounting for share-based payments under the revised SFAS No. 123 is unchanged in many respects from that allowed under SFAS No. 123. Merrill Lynch & Co. adopted the provisions of SFAS No. 123 in the first quarter of 2004 and is currently evaluating the impact of adopting the revised SFAS No. 123. As a subsidiary of Merrill Lynch & Co. the Company is allocated compensation expense.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The Company issues four classes of variable annuity products including B-Share, C-Share, L-Share, and Bonus classes. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. The Bonus class offers a specified amount that is added to the contract value with each deposit. Current available contract features include guaranteed minimum death benefits, guaranteed minimum income benefits, and additional death benefits. During March 2005, the Company introduced a new variable annuity product line, which is intended to replace the existing variable annuity products (subject to state approval). The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. Total deposits for this product line were $150.8 million through June 30, 2005.

In addition, the Company issues modified guaranteed annuity products. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance deposits decreased $15.5 million (or 8%) to $184.1 million and $103.6 million (or 25%) to $313.8 million during the three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. Annuity and life insurance deposits by product were as follows:

                                                      ($ In Millions)                     % Change
                                               -----------------------------    -------------------------------
                                               Second Quarter     Six Months    Second Quarter     Six Months
                                                    2005             2005        2005 vs. 2004    2005 vs. 2004
                                               --------------     ----------    --------------    -------------
     Variable Annuities:
       B-Share                                    $ 57.0            $160.2            -67%            -56%
       L-Share                                      56.7              62.5             n/m             653
       Bonus                                        47.6              50.6             100             100
       C-Share                                      15.1              23.3               4             -21
                                                  ------            ------            ----            ----
                                                   176.4             296.6              -8             -25
                                                  ------            ------            ----            ----
     Variable Life Insurance                         5.2              12.1             -17             -21

     Modified Guaranteed Annuities                   2.5               5.0              79              25

     Other                                            --               0.1            -100             -75
                                                  ------            ------            ----            ----

     Total Direct Premiums                        $184.1            $313.8             -8%            -25%
                                                  ======            ======            ====            ====

During the current three and six month periods, variable annuity deposits decreased $15.4 million (or 8%) to $176.4 million and $101.1 million (or 25%) to $296.6 million, respectively, as compared to the same periods in 2004. As mentioned above, the Company was focused and committed to the new variable annuity product line, which was subsequently launched in March 2005. As a result of the unique product structure and features, the sales force required specialized training and education. While the sales force is in the process of being trained and educated, management believes it may take additional time in order for variable annuity sales to increase. Further, management believes variable annuity deposits were impacted by the addition of new internal wholesalers, as well as the geographical realignment of wholesaler territories.

During the current three and six month periods of 2005, variable life insurance deposits decreased $1.1 million (or 17%) to $5.2 million and $3.2 million (or 21%) to $12.1 million, respectively, as compared to the same periods in 2004. Variable life insurance deposits displayed above generally represent renewal deposits on existing life insurance contracts as the Company no longer manufactures variable life insurance contracts.

SURRENDERS

Policy and contract surrenders increased $30.3 million (or 10%) to $346.5 million and $38.0 million (or 6%) to $651.4 million during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. During the current three and six month periods variable annuity surrenders increased $51.6 million (or 26%) to $247.0 million and $69.0 million (or 17%) to $465.4 million, respectively, as compared to the same periods in 2004. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. Partially offsetting the increases in variable annuity surrenders was a decrease in variable life surrenders, which decreased $25.8 million (or 32%) to $55.3 million and $36.6 million (or 24%) to $112.9 million, respectively, during the current three and six month periods as compared to the same periods in 2004. The decreases in variable life surrenders are attributable to the decrease in variable life insurance contracts inforce.

FINANCIAL CONDITION

At June 30, 2005, the Company's assets were $14.3 billion, or $454.4 million lower than the $14.8 billion in assets at December 31, 2004. Assets excluding separate accounts assets decreased $78.7 million (or 2%) primarily due to a reduction in the number of fixed rate contracts inforce, a decrease in market values on investment securities as a result of the rising interest rate environment during the first six months of 2005, and a $21.7 million federal income tax payment. Separate accounts assets, which represent 75% of total assets, decreased $375.7 million (or 3%) to $10.7 billion. Changes in separate accounts assets were as follows:

                                                                  1Q05              2Q05              Total
                                                                 -------           ------            ------
                                                                                 (In Millions)
       Net cash outflow - variable products                      $(215.7)          $(212.1)          $(427.8)
       Investment performance - variable products                 (120.3)            172.4              52.1
                                                                 -------           -------           -------
       Net decrease                                              $(336.0)          $ (39.7)          $(375.7)
                                                                 =======           =======           =======

During the first six months of 2005, the Company experienced contract owner withdrawals that exceeded deposits on all products by $517.2 million. The components of contract owner transactions were as follows:

                                                                  June 30,
                                                                   2005
                                                               -------------
                                                               (In Millions)
       Deposits collected                                         $ 313.8
       Internal tax-free exchanges                                  (30.1)
                                                                  -------
            Net contract owner deposits                             283.7
                                                                  -------
       Contract owner withdrawals                                   448.8
       Net transfers from separate accounts                         352.1
                                                                  -------
            Net contract owner withdrawals                          800.9
                                                                  -------

       Net contract owner activity                                $(517.2)
                                                                  =======

At June 30, 2005 and December 31, 2004, approximately $1.9 billion (or 99%) and $2.0 billion (or 99%), respectively, of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at June 30, 2005, approximately $140.9 million (or 7%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, as compared to $156.4 million (or 8%) of the Company's fixed maturity securities at December 31, 2004.

At June 30, 2005 and December 31, 2004, approximately $14.7 million (or 1%) and $21.1 million (or 1%), respectively, of the Company's fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2005, the Company's assets included $2,051.6 million of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of June 30, 2005:

                                                            Less Than       Three to      More Than
                                                           Three Years     Five Years     Five Years       Total
                                                           -----------     ----------     ----------       -----
                                                                                       (In Millions)
       Contractual Obligations:
          Long-term liabilities (1)                           $28.9          $37.0          $250.2          $316.1

          Limited partnership investments (2)                   1.8             --              --             1.8
                                                              -----          -----          ------          ------
       Total                                                  $30.7          $37.0          $250.2          $317.9
                                                              =====          =====          ======          ======

----------
(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

              Liabilities for policyholders' account balances of $2.3 billion have been excluded from this table. These amounts primarily relate to contracts where i) the Company is not currently making payments and will not make payments in the future until the occurrence of an insurable event or ii) the occurrence of a payment triggering event (i.e. death or withdrawal) is outside the control of the Company. Such amounts are not determinable.

(2) During 2000, the Company committed to participate in a limited partnership. As of June 30, 2005, $8.2 million had been advanced towards the Company's $10.0 million commitment to the limited partnership. The contractual commitment expires June 2006.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2005 and 2004, the Company recorded net earnings of $19.2 million and $17.2 million, respectively. For the six month periods ended June 30, 2005 and 2004, the Company reported net earnings of $36.3 million and $4.7 million, respectively.

Policy charge revenue decreased $6.7 million (or 11%) and $1.9 million (or 2%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the changes in policy charge revenue by type for each respective period:

                                                   Three Months     Six Months
                     Policy charge revenue        2005 vs. 2004   2005 vs. 2004
         -------------------------------------    -------------   -------------
                                                         (In Millions)
         Non-asset based policy charge revenue      $(8.1)(1)       $(3.2)(2)
         Asset-based policy charge revenue            1.4             1.3
                                                    -----           -----
                                                    $(6.7)          $(1.9)
                                                    =====           =====

----------
(1) The decrease is primarily due to a decrease in deferred policy load amortization resulting from increased mortality on certain life insurance products during the current three month period as compared to the same period in 2004.

(2) The decrease is primarily due to a decrease in variable annuity contract charge revenue and modified coinsurance revenue during the current six month period as compared to the same period in 2004.

Net earnings derived from interest spread increased $1.2 million (or 13%) and $1.6 million (or 9%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the components and changes in interest spread for each respective period.

                                                                    Three Months      Six Months
                          Interest Spread                           2005 vs. 2004    2005 vs. 2004
         ----------------------------------------------------       -------------    -------------
                                                                            (In Millions)
         Net investment income                                          $(2.2)           $(5.5) (1)
         Interest credited to policyholders' account balances             3.4              7.1  (2)
                                                                         ----             ----
                                                                         $1.2             $1.6
                                                                         ====             ====


----------
(1) The changes are primarily due to the reduction in fixed rate contracts inforce. However, net investment income was favorably impacted by an increase in asset yields during the first six months of 2005 as compared to the same period in 2004.

(2) The changes are primarily due to the reduction in fixed rate contracts inforce.

Net realized investment gains (losses) decreased $0.8 million and $4.2 million during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the changes in net realized investment gains (losses) by type for each respective period:

                                               Three Months      Six Months
                  Net Realized Gains          2005 vs. 2004     2005 vs. 2004
         ------------------------------       -------------     -------------
                                                        (In Millions)
         Interest related                       $(1.6)          $ (3.2) (1)
         Trading account                          1.0             (1.2) (2)
         Credit related                          (0.2)             0.2
                                                -----           ------
                                                $(0.8)           $(4.2)
                                                =====           ======

----------

(1) The decreases in interest related net realized gains are primarily due to decreases to asset market valuations resulting from the increasing interest rate environment during the first six months of 2005 as compared to the same period in 2004.

(2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

Market value adjustment expense decreased $0.5 million (or 69%) and $1.3 million (or 72%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The decreases in market value adjustment expense are primarily due to the higher interest rate environment during the first six months of 2005 as compared to the same period in 2004. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $2.9 million (or 26%) and decreased $2.6 million (or 10%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. Changes during the current three and six month periods are primarily due to period-to-period fluctuations in net amount at risk per death claim.

Amortization of deferred policy acquisition costs decreased $5.9 million (or 42%) and $1.2 million (or 6%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The decrease in amortization of deferred policy acquisition costs during the current three month period is primarily due to increased life insurance mortality expense. The decrease in amortization of deferred policy acquisition costs during the current six month period is primarily due to decreased variable annuity amortization resulting from revisions to underlying gross profit assumptions. These assumptions were revised during the third quarter 2004, consistent with the occurrence of variable annuity DAC unlocking.

Insurance expenses and taxes increased $0.4 million (or 3%) and $1.5 million (or 6%) during the current three and six month periods ended June 30, 2005, respectively, as compared to the same periods in 2004. The increases in insurance expenses and taxes are primarily due to new product development expenses incurred during the first six months of 2005.

The Company's effective federal income tax rate was 13% and 22% during the current three and six month periods ended June 30, 2005, respectively, as compared to 30% and 33% during the equivalent periods in 2004. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded during the current three and six month periods.

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

Date: August 11, 2005

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