Form 10-Q
period 2005-09-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2005-11-14
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

                             Yes  ___          No  X

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                             Yes  ___          No  X

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                             Yes  ___          No  ___

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                                 September 30,  December 31,
                                                                                     2005           2004
                                                                                 -------------  ------------
ASSETS

INVESTMENTS:
         Fixed maturity securities, available-for-sale, at estimated fair value
              (amortized cost:  2005 - $1,907,787; 2004 - $1,978,713)            $  1,901,034   $ 2,012,589
         Equity securities, available-for-sale, at estimated fair value
              (cost:  2005 - $63,647; 2004 - $46,264)                                  66,745        50,103
         Trading account securities, at estimated fair value                           27,573        27,996
         Limited partnerships, at cost                                                 13,176        13,623
         Policy loans on insurance contracts, at outstanding loan balances            990,536     1,030,036
                                                                                 ------------   -----------

                 Total Investments                                                  2,999,064     3,134,347



CASH AND CASH EQUIVALENTS                                                              73,201        64,203
ACCRUED INVESTMENT INCOME                                                              54,869        57,646
DEFERRED POLICY ACQUISITION COSTS                                                     368,965       392,516
DEFERRED SALES INDUCEMENTS                                                              6,294             -
REINSURANCE RECEIVABLES                                                                10,038         3,832
AFFILIATED RECEIVABLES - NET                                                            5,200         5,611
RECEIVABLES FROM SECURITIES SOLD                                                        2,941         3,021
OTHER ASSETS                                                                           33,501        36,186
SEPARATE ACCOUNTS ASSETS                                                           10,921,182    11,052,839
                                                                                 ------------   -----------


TOTAL ASSETS                                                                     $ 14,475,255   $14,750,201
                                                                                 ============   ===========

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                            September 30,    December 31,
                                                                                2005             2004
                                                                            -------------    ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
       Policyholders' account balances                                      $   2,623,668    $  2,775,917
       Claims and claims settlement expenses                                       37,860          35,145
                                                                            -------------    ------------

                  Total Policyholder Liabilities and Accruals                   2,661,528       2,811,062

      OTHER POLICYHOLDER FUNDS                                                      7,814           7,224
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                       6,875           7,056
      FEDERAL INCOME TAXES - DEFERRED                                              12,188          22,022
      FEDERAL INCOME TAXES - CURRENT                                               16,147          23,616
      PAYABLES FOR SECURITIES PURCHASED                                               821           2,429
      UNEARNED POLICY CHARGE REVENUE                                               97,711         112,221
      OTHER LIABILITIES                                                             2,830             266
      SEPARATE ACCOUNTS LIABILITIES                                            10,921,182      11,052,839
                                                                            -------------    ------------

                  Total Liabilities                                            13,727,096      14,038,735
                                                                            -------------    ------------

STOCKHOLDER'S EQUITY:
    Common stock ($10 par value; authorized: 1,000,000 shares; issued and
       outstanding: 250,000 shares)                                                 2,500           2,500
    Additional paid-in capital                                                    397,324         397,324
    Retained earnings                                                             355,701         297,344
    Accumulated other comprehensive income (loss)                                  (7,366)         14,298
                                                                            -------------    ------------

                  Total Stockholder's Equity                                      748,159         711,466
                                                                            -------------    ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $  14,475,255    $ 14,750,201
                                                                            =============    ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                             Three Months Ended
                                                                                September 30,
                                                                           ----------------------
                                                                             2005         2004
                                                                           ---------    ---------
REVENUES:
         Policy charge revenue                                             $  78,457    $  57,349
         Net investment income                                                36,923       38,842
         Net realized investment gains                                         4,683        1,003
                                                                           ---------    ---------

                           Total Revenues                                    120,063       97,194
                                                                           ---------    ---------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                 26,883       29,340
         Market value adjustment expense                                         214          449
         Policy benefits (net of reinsurance recoveries:  2005 - $2,946;
           2004 - $3,509)                                                     13,940       13,174
         Reinsurance premium ceded                                             6,594        7,398
         Amortization of deferred policy acquisition costs                    26,653      (29,952)
         Insurance expenses and taxes                                         14,631       14,013
                                                                           ---------    ---------

                           Total Benefits and Expenses                        88,915       34,422
                                                                           ---------    ---------

                           Earnings Before Federal Income Tax Provision       31,148       62,772
                                                                           ---------    ---------

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                              13,146          492
         Deferred                                                             (4,094)      17,128
                                                                           ---------    ---------

                           Total Federal Income Tax Provision                  9,052       17,620
                                                                           ---------    ---------

NET EARNINGS                                                               $  22,096    $  45,152
                                                                           =========    =========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                            ---------------------
                                                                               2005       2004
                                                                            ---------   ---------
REVENUES:
         Policy charge revenue                                              $ 193,994   $ 173,295
         Net investment income                                                110,613     117,988
         Net realized investment gains                                          4,130       4,686
                                                                            ---------   ---------

                           Total Revenues                                     308,737     295,969
                                                                            ---------   ---------

BENEFITS AND EXPENSES:
         Interest credited to policyholders' account balances                  80,463      89,982
         Market value adjustment expense                                          722       2,259
         Policy benefits (net of reinsurance recoveries:  2005 - $13,581;
           2004 - $13,593)                                                     38,624      40,507
         Reinsurance premium ceded                                             20,343      20,857
         Amortization of deferred policy acquisition costs                     45,980      (9,417)
         Insurance expenses and taxes                                          44,907      41,330
                                                                            ---------   ---------

                           Total Benefits and Expenses                        231,039     185,518
                                                                            ---------   ---------

                           Earnings Before Federal Income Tax Provision        77,698     110,451
                                                                            ---------   ---------

FEDERAL INCOME TAX PROVISION:
         Current                                                               17,510      16,718
         Deferred                                                               1,831      16,453
                                                                            ---------   ---------

                           Total Federal Income Tax Provision                  19,341      33,171
                                                                            ---------   ---------

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE                                 58,357      77,280
                                                                            ---------   ---------

                           Change in Accounting Principle, Net of Tax               -     (27,400)
                                                                            ---------   ---------

NET EARNINGS                                                                $  58,357   $  49,880
                                                                            =========   =========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                         Three Months Ended
                                                                            September 30,
                                                                        --------------------
                                                                          2005        2004
                                                                        --------    --------
NET EARNINGS                                                            $ 22,096    $ 45,152
                                                                        --------    --------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period    (23,308)     34,820
      Reclassification adjustment for gains included in net earnings      (4,079)     (1,534)
                                                                        --------    --------

   Net unrealized gains (losses) on available-for-sale securities        (27,387)     33,286

      Adjustments for:
         Policyholder liabilities                                          5,214      (4,554)
         Deferred policy acquisition costs                                     -        (734)
         Deferred federal income taxes                                     7,761      (9,800)
                                                                        --------    --------

Total other comprehensive income (loss), net of taxes                    (14,412)     18,198
                                                                        --------    --------

COMPREHENSIVE INCOME                                                    $  7,684    $ 63,350
                                                                        ========    ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                                       --------------------
                                                                         2005        2004
                                                                       --------    --------
NET EARNINGS                                                           $ 58,357    $ 49,880
                                                                       --------    --------

OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period           (36,869)     (3,767)
      Reclassification adjustment for gains included in net earnings     (4,501)     (4,942)
                                                                       --------    --------

   Net unrealized losses on available-for-sale securities               (41,370)     (8,709)

      Adjustments for:
        Policyholder liabilities                                          8,041      11,574
        Deferred policy acquisition costs                                     -         (46)
        Deferred federal income taxes                                    11,665        (987)
                                                                       --------    --------

Total other comprehensive income (loss), net of taxes                   (21,664)      1,832
                                                                       --------    --------

COMPREHENSIVE INCOME                                                   $ 36,693    $ 51,712
                                                                       ========    ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                               Accumulated
                                                     Additional                  other           Total
                                            Common    paid-in     Retained    comprehensive   stockholder's
                                            stock     capital     earnings    income (loss)      equity
                                            ------   ----------   --------    -------------   -------------
BALANCE, JANUARY 1, 2004                    $2,500   $  397,324   $329,549      $  11,465       $ 740,838

   Net earnings                                                     65,295                         65,295

   Cash dividend paid to parent                                    (97,500)                       (97,500)

   Other comprehensive income, net of tax                                           2,833           2,833
                                            ------   ----------   --------      ---------       ---------

BALANCE, DECEMBER 31, 2004                   2,500      397,324    297,344         14,298         711,466

   Net earnings                                                     58,357                         58,357

   Other comprehensive loss, net of tax                                           (21,664)        (21,664)
                                            ------   ----------   --------      ---------       ---------

BALANCE, SEPTEMBER 30, 2005                 $2,500   $  397,324   $355,701      $  (7,366)      $ 748,159
                                            ======   ==========   ========      =========       =========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30,
                                                                              ----------------------
                                                                                2005         2004
                                                                              ---------    ---------
Cash Flows From Operating Activities:
  Net earnings                                                                $  58,357    $  49,880

  Noncash items included in earnings:
    Change in accounting principle, net of tax                                        -       27,400
    Amortization of deferred policy acquisition costs                            45,980       (9,417)
    Capitalization of policy acquisition costs                                  (22,429)     (25,442)
    Amortization of investments                                                   7,277        8,281
    Amortization of deferred sales inducements                                       84            -
    Capitalization of deferred sales inducements                                 (6,378)           -
    Interest credited to policyholders' account balances                         80,463       89,982
    Change in variable contract reserves and accruals                             3,232       (2,140)
    Provision for deferred Federal income tax                                     1,831       16,453
  (Increase) decrease in operating assets:
    Trading account securities                                                      113         (402)
    Accrued investment income                                                     2,777        3,372
    Reinsurance receivables                                                      (6,206)         508
    Affiliated receivables - net                                                    411            -
    Other                                                                         2,685       (3,284)
  Increase (decrease) in operating liabilities:
    Claims and claims settlement expenses                                         2,715         (332)
    Other policyholder funds                                                        590       (3,911)
    Liability for guaranty fund assessments                                        (181)        (369)
    Federal income taxes - current                                               (7,469)     (16,654)
    Affiliated payables - net                                                         -        1,560
    Unearned policy charge revenue                                              (14,510)       5,658
    Other                                                                         2,564          499
  Other operating activities:
    Net realized investment gains                                                (4,130)      (4,686)
                                                                              ---------    ---------

             Net cash and cash equivalents provided by operating activities     147,776      136,956
                                                                              ---------    ---------

Cash Flows From Investing Activities:
  Proceeds from (payments for):
    Sales of available-for-sale securities                                      331,034      113,587
    Maturities of available-for-sale securities                                 159,491      245,829
    Purchases of available-for-sale securities                                 (441,347)    (289,428)
    Sales of limited partnerships                                                 2,547          610
    Purchases of limited partnerships                                            (2,100)      (2,800)
    Policy loans on insurance contracts                                          39,500       56,075
                                                                              ---------    ---------

             Net cash and cash equivalents provided by investing activities   $  89,125    $ 123,873
                                                                              ---------    ---------

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                               Nine Months Ended
                                                                                  September 30,
                                                                             ----------------------
                                                                               2005          2004
                                                                             ---------    ---------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Policyholder deposits (excludes internal policy replacement deposits)   $ 469,396    $ 567,420
     Policyholder withdrawals (including transfers from separate accounts)    (697,299)    (810,662)
                                                                             ---------    ---------

         Net cash and cash equivalents used in financing activities           (227,903)    (243,242)
                                                                             ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                        8,998       17,587

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                      64,203       75,429
                                                                             ---------    ---------

         End of period                                                       $  73,201    $  93,016
                                                                             =========    =========

Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                       $  24,979    $  33,372
                  Intercompany interest                                            269          152

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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

On January 1, 2004, the Company adopted the provisions of Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that the Company previously employed. As a result, the Company recorded a $41,304 increase in policyholder liabilities and a $850 decrease in deferred policy acquisition costs resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive income
(loss), net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains. If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and nine months ended September 30, 2005 and 2004.

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

The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) were as follows:

                                                         September 30,    December 31,
                                                             2005            2004
                                                         -------------    ------------
Assets:
         Fixed maturity securities                         $ (6,753)        $ 33,876
         Equity securities                                    3,098            3,839
                                                           --------         --------
                                                             (3,655)          37,715
                                                           --------         --------
Liabilities:
         Policyholders' account balances                      7,676           15,717
         Federal income taxes - deferred                     (3,965)           7,700
                                                           --------         --------
                                                              3,711           23,417
                                                           --------         --------
Stockholder's equity:
         Accumulated other comprehensive income (loss)     $ (7,366)        $ 14,298
                                                           ========         ========

Net realized investment gains (losses) were as follows:

                                             Three Months Ended   Nine Months Ended
                                                September 30,        September 30,
                                             ------------------   ------------------
                                              2005        2004      2005       2004
                                             -------    -------   -------    -------
  Available-for-sale securities              $ 4,026    $ 1,535   $ 4,440    $ 4,942
  Trading account securities:
    Net realized investment gains (losses)       285       (524)      982        970
    Net unrealized holding gains (losses)        372         (8)   (1,292)    (1,226)
                                             -------    -------   -------    -------

Total net realized investment gains          $ 4,683    $ 1,003   $ 4,130    $ 4,686
                                             =======    =======   =======    =======

NOTE 4. DEFERRED POLICY ACQUISITION COSTS AND UNEARNED POLICY CHARGE REVENUE

The impact of revisions to estimates on cumulative amortization of deferred policy acquisition costs ("DAC") and unearned policy charge revenue (`UPCR") is recorded as a charge or benefit to current operations ("unlocking").

The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:

                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30,          September 30,
                                                                 -------------------    -------------------
                                                                   2005       2004        2005       2004
                                                                 --------   --------    --------   --------
Normal amortization related to variable life
    and annuity insurance products                               $ 12,183   $ 11,374    $ 31,510   $ 31,909
Unlocking related to variable annuity insurance products                -    (41,326)          -    (41,326)
Unlocking related to variable universal life insurance product     14,470          -      14,470          -
                                                                 --------   --------    --------   --------

Total amortization of DAC                                        $ 26,653   $(29,952)   $ 45,980   $ (9,417)
                                                                 ========   ========    ========   ========

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

The components of amortization (accretion) of UPCR for the three and nine month periods ended September 30 were as follows:

                                                                 Three Months Ended      Nine Months Ended
                                                                    September 30,           September 30,
                                                                 -------------------    --------------------
                                                                   2005      2004         2005        2004
                                                                 --------   --------    --------    --------
Normal amortization (accretion) related to  variable
   universal life insurance product                              $    677   $ (1,479)   $ (1,181)   $ (3,631)
Unlocking related to variable universal life insurance product     17,089          -      17,089           -
                                                                 --------   --------    --------    --------

Total amortization (accretion) of UPCR                           $ 17,766   $ (1,479)   $ 15,908    $ (3,631)
                                                                 ========   ========    ========    ========

NOTE 5. DEFERRED SALES INDUCEMENTS

During March 2005, the Company introduced a new variable annuity product platform in which certain contracts contain sales inducements. The Company currently offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner's deposit. This amount may be subject to recapture under certain circumstances. The expense associated with offering this bonus is deferred and amortized over the anticipated life of the related contracts consistent with the amortization of DAC. The components of deferred sales inducements were as follows:

                                         September 30,
                                              2005
                                         -------------
Balance at January 1, 2005                 $         -
Capitalization                                   6,378 (1)
Amortization                                       (84)(1)
                                           -----------

Balance at September 30, 2005              $     6,294
                                           ===========

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

Statutory capital and surplus at September 30, 2005 and December 31, 2004 were $348,376 and $284,765, respectively. For the nine month periods ended September 30, 2005 and 2004, statutory net income was $64,489 and $55,076, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                                                       Three Months Ended       Nine Months Ended
                                                          September 30,             September 30,
                                                      ---------------------   ---------------------
                                                        2005        2004        2005        2004
                                                      ---------   ---------   ---------   ---------
Net Revenues (1):
    Annuities                                         $  47,305   $  43,309   $ 133,514   $ 127,841
    Life Insurance                                       43,498      24,101      90,098      70,661
    Other                                                 2,377         444       4,662       7,485
                                                      ---------   ---------   ---------   ---------

Net Revenues                                          $  93,180   $  67,854   $ 228,274   $ 205,987
                                                      =========   =========   =========   =========

Net Earnings Before Change in Accounting Principle:
    Annuities                                         $  12,529   $  39,036   $  34,001   $  52,626
    Life Insurance                                        8,022       5,828      21,326      19,790
    Other                                                 1,545         288       3,030       4,864
                                                      ---------   ---------   ---------   ---------

Net Earnings Before Change in Accounting Principle       22,096      45,152      58,357      77,280
                                                      ---------   ---------   ---------   ---------

Change in Accounting Principle, Net of Tax:
    Annuities                                                 -           -           -     (26,215)
    Life Insurance                                            -           -           -      (1,185)
                                                      ---------   ---------   ---------   ---------

Change in Accounting Principle, Net of Tax                    -           -           -     (27,400)
                                                      ---------   ---------   ---------   ---------

Net Earnings                                          $  22,096   $  45,152   $  58,357   $  49,880
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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Despite rising short-term interest rates and steep oil prices, market conditions were favorable during the third quarter 2005 with most major U.S. equity indices ending the quarter slightly higher in comparison to the second quarter 2005. The Dow ended the third quarter up 2.9%, the NASDAQ increased by 4.6%, and the S&P increased 3.1%. During the first nine months of 2005, the Dow and NASDAQ decreased 2.0% and 1.1%, respectively, while the S&P increased 1.4%.

Despite these equity market decreases, equity market indices were higher during the first nine months of 2005 as compared to the first nine months of 2004. During the first nine months of 2005, average variable account balances increased $109.3 million (or 1%) to $10.9 billion as compared to the same period in 2004. Asset-based policy fees increased $2.7 million (or 2%) while GMDB expense was relatively unchanged during the first nine months of 2005 as compared to the same period in 2004.

Additionally, the Company is impacted by the U.S. equity markets through its trading account investments. The Company's trading account is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. The trading account is carried at market value with changes in market value included in earnings as a component of net realized investment gains (losses). The Company's trading account incurred net realized investment losses of $0.3 million during the nine months ended September 30, 2005 and 2004.

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

Interest rates continued to trend upward, but with a flatter yield curve throughout the third quarter 2005. Long-term rates, as measured by the yield on the 10-year U.S. Treasury bond, increased to 4.33%, up from 3.92% at the end of the second quarter 2005. The U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the third quarter 2005 to 3.75%, up from 3.25%.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                       Three Months Ended     Nine Months Ended
                                                                          September 30,         September 30,
                                                                      --------------------   -------------------
                                                                        2005        2004       2005       2004
                                                                      ---------   --------   --------   --------
Average medium term interest rate yield                                    4.08%      2.69%      4.08%      2.69%
Increase (decrease) in medium term interest rates (in basis points)          48        (18)        92         65

Credit spreads (in basis points)                                             90         80         90         80
Widening (contracting) of credit spreads (in basis points)                   (3)        (8)        18         (5)

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                           $   (27.4)  $   33.3   $  (41.4)  $   (8.7)
   Interest-sensitive policyholder liabilities                              5.2       (4.6)       8.0       11.6
                                                                      ---------   --------   --------   --------
Net increase (decrease) on market valuations                          $   (22.2)  $   28.7   $  (33.4)  $    2.9
                                                                      =========   ========   ========   ========

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

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At September 30, 2005 and December 31, 2004, approximately, $226.3 million (or 12%) and $220.9 million (or 11%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss) on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and nine month periods ended September 30, 2005. For the three and nine month periods ended September 30, 2004, OTT impairments on investments in fixed maturity securities were $0.5 million.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2005, variable annuities and variable life insurance accounted for $209.2 million (or 57%) and $148.7 million (or 40%), respectively, of the Company's DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $211.4 million (or 54%) and $170.2 million (or 43%), respectively, of the Company's DAC asset.

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

Policyholder Liabilities

The Company establishes liabilities for amounts payable for its life insurance and annuity contracts. At September 30, 2005 and December 31, 2004, life and annuity policyholder liabilities were $2.6 billion and $2.8 billion, respectively. These liabilities are actuarially determined reserves, which are calculated to meet the Company's future obligations. Reserves are calculated using actuarial methods and mortality tables in general use in the United States and in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. Inherent in these standards are estimates and assumptions regarding mortality, surrender rates, policy expenses, investment yields, and inflation. These estimates and assumptions are influenced by the Company's historical experience, current developments, and anticipated market trends. Changes in actuarial estimates and assumptions or differences between actual and expected experience can significantly affect the Company's reserve liabilities and subsequently impact future operations.

Unearned Policy Charge Revenue Liability for Variable Life Insurance

The Company's variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. See Note 4 to the Financial Statements for period-to-period differences in unearned policy charge revenue unlocking. At September 30, 2005 and December 31, 2004, the Company's unearned policy charge revenue liability was $97.7 million and $112.2 million, respectively.

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

Specific estimates include the realization of the dividend-received deduction ("DRD") and the foreign tax credit ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three and nine month periods ended September 30, 2005, the Company reduced its provision for federal income taxes by $1.8 million and $7.9 million, respectively, due to DRD and FTC adjustments. During the three and nine month periods ended September 30, 2004, the Company reduced its provision for federal income taxes by $4.4 million and $5.5 million, respectively, due to DRD and FTC adjustments.

RECENT DEVELOPMENTS

New Accounting Pronouncements

On January 1, 2004, the Company adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 requires the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that the Company previously employed. As a result, the Company recorded a $41.3 million increase in policyholder liabilities and a $0.9 million decrease in deferred policy acquisition costs resulting in a charge to earnings of $27.4 million, net of a federal income tax benefit of $14.8 million, which was reported as a cumulative effect of a change in accounting principle.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product provides tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. The Company issues four classes of variable annuity products including B-Share, C-Share, L-Share, and Bonus classes. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. The Bonus class offers a specified amount that is added to the contract value with each deposit. Current available contract features include guaranteed minimum death benefits, guaranteed minimum income benefits, and additional death benefits. During March 2005, the Company introduced a new variable annuity product line, which is intended to replace the existing variable annuity products (subject to state approval). The new variable annuity product line provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. Total deposits for the new product line were $338.3 million through September 30, 2005.

In addition, the Company issues modified guaranteed annuity products. The modified guaranteed annuity products also provide tax-deferred retirement savings through guaranteed fixed interest rates for a period selected by the contract owner, but impose a market value adjustment for withdrawals prior to the expiration of the guarantee period.

Annuity and life insurance deposits increased $34.1 million (or 19%) to $215.0 and decreased $69.5 million (or 12%) to $528.8 million during the three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. Annuity and life insurance deposits by product were as follows:

                                       ($ In Millions)                   % Change
                                ---------------------------    ------------------------------
                                Third Quarter   Nine Months    Third Quarter     Nine Months
                                    2005           2005        2005 vs. 2004    2005 vs. 2004
                                -------------   -----------    -------------    -------------
Variable Annuities:
  B-Share                          $  53.6        $ 213.8           -66%             -59%
  L-Share                             70.1          132.6           n/m             1073
  Bonus                               65.4          116.0           100              100
  C-Share                             15.7           39.0           118                7
                                   -------        -------           ---             ----
                                     204.8          501.4            21              -12
                                   -------        -------           ---             ----

Variable Life Insurance                6.2           18.3             -              -15

Modified Guaranteed Annuities          3.3            8.3           -35               -9

Other                                  0.7            0.8           600               60
                                   -------        -------           ---             ----

Total Direct Deposits              $ 215.0        $ 528.8            19%             -12%
                                   =======        =======           ===             ====

During the current three and nine month periods, variable annuity deposits increased $35.3 million (or 21%) to $204.8 million and decreased $65.8 million (or 12%) to $501.4 million, respectively, as compared to the same periods in 2004. As mentioned above, the Company was focused and committed to the new variable annuity product line, which was subsequently launched in March 2005. Management believes third quarter 2005 sales were favorably impacted by marketing efforts supporting the new variable annuity product line.

During the first nine months of 2005, variable life insurance deposits decreased $3.2 million (or 15%) to $18.3 million as compared to the same period in 2004. Variable life insurance deposits displayed above generally represent renewal deposits on existing life insurance contracts as the Company no longer manufactures variable life insurance contracts.

SURRENDERS

Policy and contract surrenders increased $20.9 million (or 7%) to $327.0 million and $58.9 million (or 6%) to $978.3 million during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. During the current three and nine month periods variable annuity surrenders increased $45.4 million (or 22%) to $248.2 million and $114.5 million (or 19%) to $713.6 million, respectively, as compared to the same periods in 2004. The increases in variable annuity surrenders are primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. Partially offsetting the increases in variable annuity surrenders was a decrease in variable life surrenders, which decreased $18.3 million (or 26%) to $51.0 million and $54.9 million (or 25%) to $164.0 million, respectively, during the current three and nine month periods as compared to the same periods in 2004. The decreases in variable life surrenders are attributable to the decrease in variable life insurance contracts inforce.

FINANCIAL CONDITION

At September 30, 2005, the Company's assets were $14.5 billion, or $275.0 million lower than the $14.8 billion in assets at December 31, 2004. Assets excluding separate accounts assets decreased $143.3 million (or 4%) primarily due to a reduction in the number of fixed rate contracts inforce, a decrease in market values on investment securities as a result of the rising interest rate environment during the first nine months of 2005, and federal income tax payments of $25.0 million. Separate accounts assets, which represent 75% of total assets, decreased $131.7 million (or 1%) to $10.9 billion. Changes in separate accounts assets were as follows:

                                               1Q05        2Q05        3Q05        Total
                                             --------    --------    --------    ---------
                                                              (In Millions)
Net cash outflow - variable products         $ (215.7)   $ (212.1)   $ (186.1)   $ (613.9)
Investment performance - variable products     (120.3)      172.4       430.1       482.2
                                             --------    --------    --------    --------
Net increase (decrease)                      $ (336.0)   $  (39.7)   $  244.0    $ (131.7)
                                             ========    ========    ========    ========

During the first nine months of 2005, the Company experienced contract owner withdrawals that exceeded deposits on all products by $714.9 million. The components of contract owner transactions were as follows:

                                        September 30,
                                             2005
                                        -------------
                                        (In Millions)
Deposits collected                        $  528.8
Internal tax-free exchanges                  (59.4)
                                          --------
     Net contract owner deposits             469.4
                                          --------

Contract owner withdrawals                   697.3
Net transfers from separate accounts         487.0
                                          --------
     Net contract owner withdrawals        1,184.3
                                          --------

Net contract owner activity               $ (714.9)
                                          ========

At September 30, 2005 and December 31, 2004, approximately $1.9 billion (or 98%) and $2.0 billion (or 99%), respectively, of the Company's fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2005, approximately $129.8 million (or 7%) of the Company's fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's, as compared to $156.4 million (or 8%) of the Company's fixed maturity securities at December 31, 2004.

At September 30, 2005 and December 31, 2004, approximately $31.7 million (or 2%) and $21.1 million (or 1%), respectively, of the Company's fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on the Company's portfolio as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2005, the Company's assets included $2.0 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

During June 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of September 30, 2005:

                                           Less Than      Three to      More Than
                                          Three Years    Five Years    Five Years   Total
                                          -----------    ----------    ----------   -----
                                                             (In Millions)
Contractual Obligations:
   Long-term liabilities (1)                 $29.7         $ 34.6        $ 249.8    $314.1
   Limited partnership investments (2)         0.5              -              -       0.5
                                             -----         ------        -------    ------

Total                                        $30.2         $ 34.6        $ 249.8    $314.6
                                             =====         ======        =======    ======

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

(2) During 2000, the Company committed to participate in a limited partnership. As of September 30, 2005, $9.5 million had been advanced towards the Company's $10.0 million commitment to the limited partnership. The contractual commitment expires June 2006.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2005 and 2004, the Company recorded net earnings of $22.1 million and $45.2 million, respectively. For the nine month periods ended September 30, 2005 and 2004, the Company reported net earnings of $58.4 million and $49.9 million, respectively.

Policy charge revenue increased $21.1 million (or 37%) and $20.7 million (or 12%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The current three and nine month period increases are primarily due to unearned policy charge revenue unlocking recorded during the third quarter 2005.

Net earnings derived from interest spread increased $0.5 million (or 6%) and $2.1 million (or 8%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the components and changes in interest spread for each respective period.

                                                        Three Months      Nine Months
                  Interest Spread                       2005 vs. 2004    2005 vs. 2004
----------------------------------------------------    -------------    -------------
                                                                 (In Millions)
Net investment income                                      $  (1.9)         $  (7.4)(1)
Interest credited to policyholders' account balances           2.4              9.5 (2)
                                                           -------          -------
                                                           $   0.5          $   2.1
                                                           =======          =======

(1) The changes are primarily due to the reduction in fixed rate contracts inforce. However, net investment income was favorably impacted by an increase in asset yields during the first nine months of 2005 as compared to the same period in 2004.

(2) The changes are primarily due to the reduction in fixed rate contracts inforce.

Net realized investment gains increased $3.7 million and decreased $0.6 million during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the changes in net realized investment gains by type for each respective period:

                                Three Months     Nine Months
Net Realized Gains (Losses)    2005 vs. 2004    2005 vs. 2004
---------------------------    -------------    -------------
                                          (In Millions)
Interest related                   $ (2.5)         $ (5.7)(1)
Trading account                       1.2            (0.1)(2)
Credit related                        5.0             5.2 (3)
                                   ------          ------
                                   $  3.7          $ (0.6)
                                   ======          ======

(1) The decreases in interest related net realized gains are primarily due to decreases to asset market valuations resulting from the increasing interest rate environment during the first nine months of 2005 as compared to the same period in 2004.

(2) The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(3) The increases in credit related net realized gains are primarily due to one large credit related gain incurred during the third quarter 2005.

Market value adjustment expense decreased $0.2 million (or 52%) and $1.5 million (or 68%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The market value adjustment expense is attributable to the Company's modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. The decreases in market value adjustment expense are primarily due to the higher interest rate environment during the first nine months of 2005 as compared to the same period in 2004. The market value adjustment expense has an inverse relationship to changes in interest rates.

Policy benefits increased $0.8 million (or 6%) and decreased $1.9 million (or 5%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the changes in policy benefits by product for each respective period:

                                     Three Months       Nine Months
           Policy Benefits           2005 vs. 2004     2005 vs. 2004
----------------------------------   -------------     -------------
                                              (In Millions)
Life insurance mortality expense         $ 0.3             $ (2.9)(1)
Variable annuity mortality expense         0.5                1.0 (2)
                                         -----             ------
                                         $ 0.8             $ (1.9)
                                         =====             ======

(1)   Primarily due to period-to-period mortality fluctuations.

(2) Primarily due to increased guaranteed minimum income benefit reserve accumulations.

Reinsurance premium ceded decreased $0.8 million (or 11%) and $0.5 million (or 2%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The decreases during the current periods are primarily due to decreased sales of certain variable annuity products containing guaranteed minimum income benefit provisions.

Amortization of deferred policy acquisition costs increased $56.6 million and $55.4 million during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The increases in amortization of deferred policy acquisition costs are primarily due to period-to-period differences in DAC unlocking.

Insurance expenses and taxes increased $0.6 million (or 4%) and $3.6 million (or 9%) during the current three and nine month periods ended September 30, 2005, respectively, as compared to the same periods in 2004. The following table provides the changes in insurance expenses and taxes by type for each respective period:

                                                         Three Months     Nine Months
Insurance Expenses and Taxes - Net of Capitalization    2005 vs. 2004    2005 vs. 2004
----------------------------------------------------    -------------    -------------
                                                                 (In Millions)
General insurance expenses                                  $  0.1          $   2.4(1)
Commissions                                                    0.6              1.2(2)
Taxes, licenses, and fees                                     (0.1)               -
                                                            ------          -------
                                                            $  0.6          $   3.6
                                                            ======          =======

(1) The increases in general insurance expenses are primarily due to new product development expenses.

(2) The increases in commissions are primarily due to increases in variable annuity asset-based commissions.

The Company's effective federal income tax rate was 29% and 25% during the current three and nine month periods ended September 30, 2005, respectively, as compared to 28% and 30% during the equivalent periods in 2004. The changes in the effective federal income tax rate during the respective periods are primarily due to DRD and FTC adjustments recorded during the current three and nine month periods.

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

Date: November 10, 2005

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