Form 10-K
period 2005-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2006-03-29
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. [  ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

[  ] large accelerated filer                       [  ] accelerated filer                       [X] non-accelerated filer

     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

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

PART I

Item 1.  Business.

     The Registrant (also referred to herein as “Merrill Lynch Life”) is a life insurance company engaged in the sale of life insurance and annuity products. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Registrant is currently subject to primary regulation by the Arkansas Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group (“MLIG”). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”), a corporation whose common stock is traded on the New York Stock Exchange.

     Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.

     The Registrant is currently licensed in 49 states, the District of Columbia, Puerto Rico, the Virgin Islands, and Guam. During 2005, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in California, 10%, Florida, 9%, Texas 8%, Illinois, 7%, Pennsylvania, 7%, and Michigan, 5%, as measured by total contract owner deposits.

     The Registrant’s life insurance and annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2005, approximately 13,597 agents of MLLA were authorized to act for the Registrant.

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

Item 1A. Risk Factors

     In the course of conducting its business operations, Merrill Lynch Life could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect Merrill Lynch Life’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures.

Competitive Environment

Industry Trends Could Adversely Affect Financial Results

     Merrill Lynch Life continues to be influenced by a variety of trends that affect the insurance industry. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features. Larger companies have the ability to invest in brand equity, product development and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength and flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

Competitive Factors May Adversely Affect Market Share and Financial Results

     Merrill Lynch Life is subject to intense competition. Management believes that this competition is based on a number of factors, including service, product features, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. Merrill Lynch Life competes with a large number of other insurers for insurance products, as well as non-insurance financial services companies for investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete.

Regulatory and Legislative Risks

The Insurance Industry is Heavily Regulated, and Changes in Regulation May Adversely Affect Financial Results

     The life insurance industry is regulated at the state level, with some products also subject to federal regulation. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and the NASD, Inc.), as well as industry participants continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, mutual fund trading, mutual fund and variable annuity distribution practices, disclosure practices and auditor independence.

     Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase Merrill Lynch Life’s direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on financial results.

Changes in Tax Legislation Could Make Certain Products Less Attractive to Consumers

     Changes in tax laws could make variable annuities less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers and potential customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.

     Merrill Lynch Life cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have a material adverse effect on financial condition and results of operations.

Market Risk

Volatility in Equity Markets May Adversely Affect Sales of Variable Annuity Products and Financial Results

     Significant downturns and volatility in equity markets may have an adverse effect on Merrill Lynch Life’s financial results.

     Market downturns and volatility may discourage purchases of variable annuities which are generally correlated to the performance of the equity markets and may cause existing customers to withdraw or reduce investments in those products. In addition, since asset-based fees collected on inforce variable contracts represent a significant source of revenue, Merrill Lynch Life’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

     Merrill Lynch Life also provides certain guarantees within its variable annuity products that protect policyholders against significant downturns in the equity markets. For example, Merrill Lynch Life offers variable annuity products with guaranteed features, such as minimum death and minimum income benefits. These guarantees may be more costly than expected in volatile or declining equity market conditions, causing Merrill Lynch Life to increase liabilities for future policy benefits and negatively affecting financial results.

Credit Risk

Impairment in the Value of the Fixed Maturity Securities Portfolio May Adversely Affect Financial Results

     Merrill Lynch Life is subject to the risk that the issuers of the fixed maturity securities owned may default on principal and interest payments owed. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of the fixed maturities portfolio to decline and the default rate of fixed maturity securities in the investment portfolio to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With recent downgrades, as well as economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on Merrill Lynch Life’s financial results.

Interest Rate Risk

Changes in Market Interest Rates May Adversely Affect Financial Results

     Merrill Lynch Life’s fixed life and annuity products are exposed to the risk that changes in interest rates will reduce the spread, or the difference between the amounts that it is required to pay under fixed contracts and the rate of return it is able to earn on invested assets intended to support obligations under the contracts. Spread is a key component of net earnings. A low level of short-term and long-term interest rates can have a negative impact on the demand for and the profitability of spread-based products such as fixed annuities. In addition, continued low interest rates could put pressure on interest spreads on existing blocks of business as declining investment portfolio yields may draw closer to minimum crediting rate guarantees on certain products.

     As interest rates decrease or remain at low levels, Merrill Lynch Life may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing its investment margin. Moreover, borrowers may prepay or redeem certain investments in the investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, Merrill Lynch Life’s ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, the spread could decrease or potentially become negative. A decline in market interest rates could also reduce the return on investments that do not support particular policy obligations. Accordingly, declining interest rates may materially adversely affect financial results.

     Increases in market interest rates could also negatively affect net earnings. Surrenders and withdrawals may tend to increase as policyholders seek investments with higher perceived returns as interest rates rise. This process may result in cash outflows requiring sales of invested assets at a time when the prices of those assets are adversely affected by the increase in market interest rates, which may result in net realized investment losses. An increase in market interest rates could also have a material adverse effect on the value of Merrill Lynch Life’s investment portfolio, by decreasing the fair values of the fixed income securities that comprise a substantial majority of the investment portfolio.

Liquidity Risk

Merrill Lynch Life’s Business and Financial Results May be Adversely Impacted by an Inability to Sell Assets to Meet Maturing Obligations.

     Merrill Lynch Life could be exposed to liquidity risk, which is the potential inability to sell assets that can be quickly converted into cash obligations. Merrill Lynch Life’s liquidity may be impaired due to circumstances that it may be unable to control, such as general market disruptions or an operational problem. Merrill Lynch Life’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability of Merrill Lynch Life to sell assets to meet maturing obligations, a negative change in its credit ratings, or regulatory capital restrictions, may have a negative effect on financial results.

Claims Experience and Reserving Assumptions

Differences between Actual Claims Experience and Reserving Assumptions May Adversely Affect Financial Results

     Merrill Lynch Life’s earnings significantly depend upon the extent to which actual claims experience is consistent with the assumptions used in setting prices for variable annuity products and establishing liabilities for future policy benefits. Liabilities for future policyholder benefits and claims are established based on estimates. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, Merrill Lynch Life could be required to increase liabilities.

     Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for future policyholder benefits and claims, Merrill Lynch Life cannot determine precisely the amounts which will ultimately be paid to settle liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. Merrill Lynch Life evaluates liabilities periodically based on changes in the assumptions used to establish the liabilities, as well as actual experience. Merrill Lynch Life charges or credits changes in liabilities to expenses in the period established or re-estimated. If the liabilities originally established for future benefit payments prove inadequate, they must be increased. Such increases could negatively affect earnings and have an adverse effect on Merrill Lynch Life’s financial results.

Operational Risk

Merrill Lynch Life May Incur Losses From Inadequate or Failed Internal Processes, People and Systems or From External Events.

     Merrill Lynch Life may incur losses arising from its exposure to operational risk. Insurance companies, including Merrill Lynch Life, are exposed to the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Such operational risks may include, for example, exposure to natural or man-made disasters, mistakes made in the confirmation or settlement of transactions or from improper recording, evaluating or accounting for transactions. Merrill Lynch Life could suffer financial loss, disruption of its business, liability to clients, regulatory intervention or reputational damage, which would affect its business and financial condition.

Litigation Risk

Legal Proceedings Could Adversely Affect Merrill Lynch Life’s Financial Results for a Particular Period and Impact its Credit Ratings.

     Merrill Lynch Life may be named as a defendant in legal actions including arbitrations, class actions, and other litigation arising in connection with its insurance business activities. These legal actions can include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, Merrill Lynch Life will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch Life would not be able to predict what the eventual loss or range of loss related to such matters could be, which may be material to its financial results for any particular period and may impact its credit ratings .

Item 1B. Unresolved Staff Comments

     Not Applicable.

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

     Merrill Lynch Life is subject to a wide variety of insurance and other laws and regulations. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulation recently adopted or currently under review can potentially impact the reserving/capital requirements and marketing/sales practices for certain products, particularly variable annuities.

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

      During 2005, the Registrant did not pay any dividends. During 2004, the Registrant paid a dividend of $97,500,000 to MLIG, of which $29,322,000 were ordinary dividends. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 9 to the Registrant’s financial statements.

     (b)  Not applicable.

     (c)  Not applicable.

Item 6.  Selected Financial Data.

     Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

Item 7. Management’s Narrative Analysis of Results of Operations
     This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein for the Registrant.
Forward Looking Statements
     Certain statements contained in this Report may be considered forward-looking, including statements about management expectations, strategic objectives, business prospects, anticipated financial performance, and other similar matters. These forward-looking statements are not statements of historical fact and represent only management’s beliefs regarding future events, which are inherently uncertain. There are a variety of factors, many of which are beyond Merrill Lynch Life’s control, which affect its operations, performance, business strategy, and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors that Could Affect Merrill Lynch Life. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Merrill Lynch Life does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates the forward-looking statements are made. The reader should, however, consult any further disclosures Merrill Lynch Life may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Overview
     Merrill Lynch Life conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. Merrill Lynch Life believes that the demand for retirement products containing guarantee features will continue to increase in the future. Merrill Lynch Life believes it is well positioned to continue meeting these demands for product guarantees with the introduction of its new variable annuity product line during 2005. Merrill Lynch Life currently offers guaranteed minimum death benefits, guaranteed minimum income benefits, and is launching guaranteed minimum withdrawal benefits in January 2006.
Life Insurance Strategy
     During the first quarter 2003, Merrill Lynch Life discontinued manufacturing its single premium variable life insurance product. As a result, Merrill Lynch Life currently does not manufacture, market, or issue life insurance products.
     During the first quarter 2005, Merrill Lynch Life transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider. Merrill Lynch Life remains committed to the delivery of high quality services for all life insurance contracts inforce.
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
Valuation of Fixed Maturity and Equity Securities
     Merrill Lynch Life’s principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. Merrill Lynch Life primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2005 and December 31, 2004, approximately, $238.2 million (or 12%) and $220.9 million (or 11%), respectively, of Merrill Lynch Life’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.
     Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss) on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Other-Than-Temporary Impairment Losses on Investments
     Merrill Lynch Life regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with Merrill Lynch Life’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and Merrill Lynch Life’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. Merrill Lynch Life recorded realized investment losses due to OTT declines in fair value of $1.9 million, $2.1 million and $9.1 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance
     The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2005, variable annuities and variable life insurance accounted for $181.9 million (or 61%) and $103.2 million (or 35%), respectively, of Merrill Lynch Life’s DAC asset. At December 31, 2004, variable annuities and variable life insurance accounted for $211.4 million (or 54%) and $170.2 million (or 43%), respectively, of Merrill Lynch Life’s DAC asset.

     DAC for variable annuities is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less a provision for guaranteed minimum death benefit (“GMDB”) expenses, policy maintenance expenses, and non-capitalized commissions.
     DAC for variable life insurance is amortized with interest over the lives of the policies in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.
     The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, Merrill Lynch Life generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. Merrill Lynch Life adopted this assumption in 2004. For variable life insurance, Merrill Lynch Life generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, Merrill Lynch Life may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
     Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2005, 2004 and 2003 the favorable (unfavorable) impact on pre-tax earnings related to unlocking on variable life insurance and annuity products was ($81.9) million, $41.3 million, and ($21.9) million, respectively. During 2005, Merrill Lynch Life lowered its future gross profit assumptions on certain variable life insurance and annuity products by increasing future surrender and mortality rates. Additionally, variable life insurance was impacted by the revision of projected reinsurance premiums and recoveries on certain products. These assumption changes resulted in unfavorable unlocking. During 2004, Merrill Lynch Life adopted the reversion to the mean technique for projecting future investment returns on separate account assets. The adoption resulted in increased equity market return assumptions which contributed to favorable unlocking. In addition to the adoption of the mean reversion technique, unlocking during 2004 was also favorably impacted by changes in lapse assumptions on variable annuity products.
Policyholder Liabilities
     Merrill Lynch Life establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS 60, Accounting and Reporting by Insurance Enterprises, SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.
     Merrill Lynch Life’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2005 and 2004 were $2.2 billion and $2.3 billion, respectively.
     Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2005 and 2004, future policy benefits were $420.5 million and $439.1 million, respectively. Included within future policy benefits are liabilities for GMDB and guaranteed minimum income benefit (“GMIB”) provisions contained in the variable products that Merrill Lynch Life issues. See Note 6 to the Financial Statements for further discussion of GMDB and GMIB liabilities as well as period-to-period differences in unlocking.
Unearned Policy Charge Revenue Liability for Variable Life Insurance
     Merrill Lynch Life’s variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. For the year ended December 31, 2005 unlocking related to variable life insurance products was favorable in the amount of $67.9 million. During 2005, Merrill Lynch Life lowered its future gross profit assumptions on certain life insurance products resulting from historical surrender experience and reinsurance assumptions. There was no unlocking during 2004. For the year ended December 31, 2003 unlocking related to variable life insurance products was favorable in the amount of $5.5 million.
     At December 31, 2005 and December 31, 2004, Merrill Lynch Life’s unearned policy charge revenue liability was $45.6 million and $112.2 million, respectively.
Federal Income Taxes
     Merrill Lynch Life uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. Merrill Lynch Life provides for federal income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.
     Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of Merrill Lynch Life’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 7 to the Financial Statements for period-to-period differences in DRD and FTC adjustments.
Recent Developments
New Accounting Pronouncements
     In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Merrill Lynch Life will adopt SOP 05-1 on January 1, 2007. Merrill Lynch Life is currently assessing the Financial Statement impact related to the adoption of SOP 05-1.
     On January 1, 2004, Merrill Lynch Life adopted the provisions of SOP 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 required the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that Merrill Lynch Life previously employed. As a result, Merrill Lynch Life recorded a $41.3 million increase in policyholder liabilities and a $0.9 million decrease in deferred policy acquisition costs resulting in a charge to earnings of $27.4 million, net of a federal income tax benefit of $14.8 million, which was reported as a cumulative effect of a change in accounting principle during 2004. Excluding the cumulative effect of a change in accounting principle during 2004, the changes in policyholder liabilities related to SOP 03-1 did not have a material impact on Merrill Lynch Life’s Statements of Earnings for the years ended December 31, 2005 and 2004.
New Business
     Merrill Lynch Life offers products in the highly competitive retirement planning market by selling variable and interest-sensitive annuity products through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of Merrill Lynch & Co. Merrill Lynch Life competes for Merrill Lynch & Co.’s clients’ retirement planning business with i) unaffiliated insurers whose products are also sold through Merrill Lynch & Co.’s retail network, ii) insurers who solicit this business directly, and iii) other investment products sold through Merrill Lynch & Co.’s retail network. Merrill Lynch Life competes in this market segment by integrating its products into Merrill Lynch & Co.’s planning-based financial management program.
     Merrill Lynch & Co. offers for sale numerous variable annuity products issued by unaffiliated insurers. Merrill Lynch Life’s market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 14%, 15%, and 18% for 2005, 2004 and 2003, respectively.
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
     Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During March 2005, Merrill Lynch Life introduced a new variable annuity product line, Merrill Lynch Investor Choice Annuity (“ICA”), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. ICA is offered in B-Share, C-Share and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit. Since its introduction, total deposits for ICA were $499.5 million.

     Total direct deposits by product for the three years ended December 31 were as follows:

	(In Millions)			% Change
	2005	2004	2003	2005 - 2004	2004 - 2003
Variable Annuities (including ICA):

B-Share	$261.2	$677.1	$814.4	-61%	-17%
L-Share	199.8	13.8	18.2	1348	-24
Bonus	161.1	—	—	100	n/a
C-Share	55.3	44.2	88.9	25	-50

	677.4	735.1	921.5	-8	-20

All Other Deposits	34.0	40.2	63.8	-15	-37

Total Direct Deposits	$711.4	$775.3	$985.3	-8%	-21%

     Total direct deposits decreased $63.9 million (or 8%) to $711.4 million for the period ended December 31, 2005, as compared to the period ended December 31, 2004. During 2005, variable annuity deposits decreased $57.7 million (or 8%) to $677.4 million as compared to 2004. As noted above, ICA was not launched until March 2005 with certain state approvals added subsequently. Additionally, as a result of the unique product structure and features, the sales force required specialized marketing, training and education, which extended throughout 2005. Management believes future deposits will be positively impacted by these marketing and training efforts.
     All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Financial Condition
     At December 31, 2005, Merrill Lynch Life’s assets were $14.4 billion or $389.3 million lower than the $14.8 billion in assets at December 31, 2004. Assets excluding separate accounts assets decreased $253.7 million (or 7%) primarily due to a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during 2005. Separate accounts assets, which represent 76% of total assets, decreased $135.6 million (or 1%) to $10.9 billion. Changes in separate accounts assets during each quarter of 2005 were as follows:

	1Q05	2Q05	3Q05	4Q05	Total
	(In Millions)
Investment performance	$(120.3)	$172.4	$430.1	$233.7	$715.9
Deposits	126.4	181.1	210.7	176.3	694.5
Policy fees and charges	(49.1)	(49.5)	(50.8)	(49.8)	(199.2)
Surrenders, benefits and withdrawals	(293.0)	(343.7)	(346.0)	(364.1)	(1,346.8)

Net increase (decrease)	$(336.0)	$(39.7)	$244.0	$(3.9)	$(135.6)

     During 2005, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits on all products by $946.1 million. The components of contract owner transactions were as follows:

2005
(In Millions)
Deposits collected	$711.4
Internal tax-free exchanges	(88.3)

Net contract owner deposits	623.1

Contract owner withdrawals	911.2
Net transfers from separate accounts	658.0

Net contract owner withdrawals	1,569.2

Net contract owner activity	$(946.1)

     Merrill Lynch Life maintains a conservative general account investment portfolio. Merrill Lynch Life has no mortgage or real estate holdings and its investment in below investment grade fixed maturity securities are below the industry average. The following schedule identifies Merrill Lynch Life’s general account invested assets by type for the years ended December 31:

	2005	2004
Investment grade fixed maturity securities (rated A or higher)	41%	40%
Policy loans	33	33
Investment grade fixed maturity securities (rated BBB)	22	23
Equity securities	2	2
Below investment grade fixed maturity securities	1	1
Trading account securities	1	1

	100%	100%

     At December 31, 2005 and 2004, approximately $1,857.2 million (or 99%) and $1,991.5 million (or 99%), respectively, of fixed maturity securities were considered investment grade. Merrill Lynch Life defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2005, approximately $132.0 million (or 7%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $156.4 million (or 8%) of BBB- rated fixed maturity securities at December 31, 2004.
     At December 31, 2005 and 2004, approximately $26.8 million (or 1%) and $21.1 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as Merrill Lynch Life does not purchase below investment grade securities. Merrill Lynch Life closely monitors such investments.
     Merrill Lynch Life’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $22.7 million and $22.0 million at December 31, 2005 and 2004, respectively. At December 31, 2005 and 2004, approximately $7.6 million (or 34%) and $11.7 million (or 53%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.
     Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2005 and 2004, Merrill Lynch Life’s estimated net liability for future guaranty fund assessments was $6.8 and $7.1 million, respectively. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
     At December 31, 2005, Merrill Lynch Life had 23,543 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.15% and 4.32% during 2005 and 2004, respectively. Total investments and cash and cash equivalents supporting liabilities with interest rate guarantees had an estimated average effective yield of 4.75% and 4.69% during 2005 and 2004, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 2,574 (or 10%) as compared to 2004.
Business Environment
     Merrill Lynch Life’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
     Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 71% of separate accounts assets are in equity-based mutual funds at December 31, 2005. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, Merrill Lynch Life’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.
     Fluctuations in the U.S. equity market also directly impact Merrill Lynch Life’s exposure to GMDB and GMIB provisions contained in the variable annuities it manufactures. Minimal or negative investment performance generally results in greater exposure to GMDB and GMIB provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the GMDB and GMIB exceeds the variable account balance. Prolonged periods of minimum or negative investment performance may result in greater GMDB and GMIB expense because it may change Merrill Lynch Life’s assumptions regarding the long term cost of GMDB’s and GMIB’s. If Merrill Lynch Life increases its estimated long term cost of GMDB’s and GMIB’s, it will result in establishing greater GMDB and GMIB liabilities as compared to current practice. GMDB and GMIB expenses are recorded as a component of policy benefits.
     Additionally, Merrill Lynch Life is impacted by the U.S. equity market through its trading account investments. Merrill Lynch Life’s trading account is invested in convertible debt and convertible preferred stocks. The valuations of these types of securities are impacted by changes in value of the underlying equity security. The trading account is carried at market value with changes in market value included in earnings as a component of net realized investment gains.
     The investment performance of the underlying U.S. equity-based mutual funds supporting Merrill Lynch Life’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). U.S. equity indices declined during the first half of the year and spent the latter part of the year recovering. The Dow ended the year essentially unchanged from 2004. Both the S&P and the NASDAQ finished the year with modest gains of 3.0% and 1.4% respectively.
     During 2005 asset-based policy fees increased $3.9 million (or 2%) while average variable account balances increased $96.8 million (or 1%) to $10.8 billion as compared to 2004.
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
     Interest rates continued to trend upward and the yield curve flattened throughout 2005, at times becoming inverted. The U.S. Federal Reserve System’s Federal Open Market Committee raised the federal funds rate eight times during 2005 to 4.25%, up from 2.25%. The successive increases in short-term interest rates raised the medium-term interest rate to 4.36% at December 31, 2005 as compared to 3.16% at December 31, 2004. Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.
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
     The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the years ended December 31 were as follows:

	2005	2004
Average medium term interest rate yield	4.36%	3.16%
Increase in medium term interest rates (in basis points)	120	111

Credit spreads (in basis points)	106	72
Expanding (contracting) of credit spreads (in basis points)	34	(13)

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(51.7)	$(14.4)
Interest-sensitive policyholder liabilities	11.7	19.0

Net increase (decrease) on market valuations	$(40.0)	$4.6

Liquidity and Capital Resources
     Merrill Lynch Life’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding all its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2005 and 2004, Merrill Lynch Life’s assets included $2.0 billion and $2.1 billion, respectively, of cash, short-term investments, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
     The following table summarizes Merrill Lynch Life’s contractual obligations as of December 31, 2005:

	Less Than	Three to	More Than
	Three Years	Five Years	Five Years	Total
	(In Millions)
Contractual Obligations:
Long-term liabilities (1)	$28.4	$33.4	$248.1	$309.9
Limited partnership investments (2)	0.2	—	—	0.2

Total	$28.6	$33.4	$248.1	$310.1

(1)	The long-term liabilities include the portion of future policy benefits for which Merrill Lynch Life believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where Merrill Lynch Life is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

(2)	During 2000, Merrill Lynch Life committed to participate in a limited partnership. As of December 31, 2005, $9.8 million had been advanced towards the $10.0 million commitment to the limited partnership. The contractual commitment expires June 2006.
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
     The National Association of Insurance Commissioners utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2005 and 2004, based on the RBC formula, Merrill Lynch Life’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
     Merrill Lynch Life receives claims paying ability ratings from Standard and Poors and A.M. Best. At December 31, 2005, Merrill Lynch Life received ratings from Standard and Poors and A.M. Best of “A+” and “A”, respectively. These ratings were unchanged from the ratings at December 31, 2004.
     Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow Merrill Lynch Life to reduce its absolute level of surplus. In implementing this plan, Merrill Lynch Life paid a cash dividend during 2004 of $97.5 million to

MLIG, of which $29.3 million was considered an ordinary dividend. Merrill Lynch Life did not pay a dividend during 2005 or 2003. Merrill Lynch Life received a $50.0 million capital contribution from MLIG during 2003. Pending regulatory approval, Merrill Lynch Life intends to pay a cash dividend during the first half of 2006.
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
2005 compared to 2004
     Merrill Lynch Life recorded earnings before change in accounting principle of $67.4 million and $92.7 million for 2005 and 2004, respectively.
     Policy charge revenue increased $69.0 million (or 29%) to $305.7 million during 2005 as compared to $236.7 million in 2004 due to period-to-period differences in unearned policy charge revenue unlocking of $67.9 million as noted in the Critical Accounting Policies section above.
     Net earnings derived from interest spread increased $4.0 million (or 11%) to $41.3 million during 2005 as compared to $37.3 million in 2004. The following table provides the components and changes in interest spread:

Interest Spread	2005	2004	Change
	(In Millions)
Net investment income	$147.7	$157.1	$(9.4	) (1)
Interest credited to policyholder account balances	(106.4)	(119.8)	13.4	(2)

	$41.3	$37.3	$4.0

(1)	Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by an increase in asset yields during 2005 as compared to 2004.

(2)	The decrease in interest credited is primarily due to the reduction in fixed rate contracts inforce. In addition, interest credited was favorably impacted during 2005 by mortality gains on annuitized contracts.

     Net realized investment gains decreased $1.4 million to $2.6 million during 2005 as compared to $4.0 million in 2004. The following table provides the changes in net realized investment gains (losses) by type:

Net Realized Gains (Losses)	2005	2004	Change
	(In Millions)
Interest related gains	$0.4	$4.7	$(4.3	) (1)
Trading account gains	0.1	1.4	(1.3	) (2)
Credit related gains (losses)	2.1	(2.1)	4.2	(3)

	$2.6	$4.0	$(1.4)

(1)	The decrease in interest related gains is primarily due decreases to asset market valuations resulting from the increasing interest rate environment during 2005 as compared to 2004.

(2)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(3)	The increase in credit related gains is primarily due to one large credit related gain incurred during the third quarter 2005.
     The market value adjustment expense is attributable to a contract provision in Merrill Lynch Life’s modified guaranteed annuity products. This contract provision results in a market value adjustment to the cash surrender value of those contracts that are surrendered before the expiration of their interest rate guarantee period. During 2005, the market value adjustment expense decreased $1.9 million (or 69%) to $0.8 million as compared to $2.7 million in 2004. The decrease in market value adjustment expense is primarily due to the higher interest rate environment during 2005 as compared to 2004. The market value adjustment expense has an inverse relationship to changes in interest rates.
     Policy benefits decreased $7.0 million (or 13%) to $47.3 million during 2005 as compared to $54.3 million in 2004. The following table provides the changes in policy benefits by type:

Policy Benefits	2005	2004	Change
	(In Millions)
Life insurance mortality expense	$20.8	$25.4	$(4.6	) (1)
Variable annuity mortality expense	26.5	28.9	(2.4	) (2)

	$47.3	$54.3	$(7.0)

(1)	During 2005 life insurance mortality expense was favorably impacted by a decrease in net amount at risk per death claim as compared to 2004. Additionally, Merrill Lynch Life performed an analysis on its incurred but not reported (“IBNR”) claim liability during 2004. Based on mortality experience, Merrill Lynch Life increased its IBNR liability by $2.1 million during 2004.

(2)	The decrease in variable annuity mortality expense is primarily due to favorable GMDB liability unlocking during 2005 as noted in the Critical Accounting Policies section above.
     Reinsurance premium ceded increased $1.1 million (or 4%) to $26.3 million during 2005 as compared to $25.2 million in 2004. The increase is attributable to the reinsurance of variable annuity products containing GMIB provisions.

     Amortization of DAC increased $121.4 million to $126.3 million during 2005 as compared to $4.9 million in 2004 primarily as a result of period-to-period differences in DAC unlocking of $123.2 million as noted in the Critical Accounting Policies section above.
     Insurance expenses and taxes increased $1.8 million (or 3%) to $59.4 million during 2005 as compared to $57.6 million in 2004. The following table provides the changes in insurance expenses and taxes by type:

Insurance Expenses and Taxes – Net of Capitalization	2005	2004	Change
	(In Millions)
Commissions	$29.9	$28.7	$1.2	(1)
General insurance expenses	28.7	28.0	0.7	(2)
Taxes, licenses, and fees	0.8	0.9	(0.1)

	$59.4	$57.6	$1.8

(1)	The increase in commissions is primarily due to an increase in variable annuity asset-based commissions.

(2)	The increase in general insurance expenses is primarily due to new product development expenses.
     Merrill Lynch Life’s effective federal income tax rate decreased to 25% for 2005 from 30% for 2004 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
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
     Net realized investment gains increased $3.0 million to $4.0 million during 2004 as compared to $1.0 million in 2003. The following table provides the changes in net realized investment gains (losses) by type:

Realized Gains (Losses)	2004	2003	Change
	(In Millions)
Interest related gains	$4.7	$9.6	$(4.9	) (1)
Trading account gains	1.4	3.7	(2.3	) (2)
Credit related losses	(2.1)	(12.3)	10.2	(3)

	$4.0	$1.0	$3.0

(1)	The decrease in interest related net realized gains is primarily due to decreased invested asset sales and decreases to asset market valuations resulting from the increasing interest rate environment during 2004 as compared to 2003.

(2)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(3)	Decreases in credit related net realized losses are primarily due to the reduction in OTT declines in the carrying value of fixed maturity securities and asset sales of several large security holdings. OTT declines during 2004 were $2.1 million. OTT declines were $9.1 million and losses on credit related asset sales were $3.2 million during 2003.
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
     Policy benefits decreased $10.3 million (or 16%) to $54.3 million during 2004 as compared to $64.6 million in 2003. The following table provides the changes in policy benefits by type:

Policy Benefits	2004	2003	Change
	(In Millions)
Variable annuity mortality expense	$28.9	$46.4	$(17.5	) (1)
Life insurance mortality expense	25.4	18.2	7.2	(2)

	$54.3	$64.6	$(10.3)

(1)	The decrease in variable annuity mortality expense is due to decreased death benefit expense incurred under GMDB provisions due to improving equity markets.

(2)	The increase in life insurance mortality expense is primarily due to an increase in the number of death claims.
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
     Earnings before change in accounting principle by segment were as follows:

Segment	2005	2004	2003
	(In Millions)
Life Insurance	$34.2	$24.7	$21.0
Annuities	28.3	61.2	14.7
Other	4.9	6.8	5.7
     Net earnings by segment were as follows:

Segment	2005	2004	2003
	(In Millions)
Life Insurance	$34.2	$23.5	$21.0
Annuities	28.3	35.0	14.7
Other	4.9	6.8	5.7
     The products that comprise the Life Insurance and Annuity segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life’s consolidated financial condition and results of operations presented herein.
     OTT impairment losses on investments by segment were as follows:

Segment	2005	2004	2003
	(In Millions)
Life Insurance	—	$0.3	$7.1
Annuities	1.6	1.8	2.0
Other	0.3	—	—
     Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2005, 2004, or 2003.
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
     The following table presents the estimated net impact on the fair value of non-trading investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
Change in Interest Rates	2005	2004
	(In Millions)
+ 100 basis points	($10.2)	($16.3)
+ 50 basis points	($4.9)	($7.8)
+ 10 basis points	($0.9)	($1.5)
- 10 basis points	$1.0	$1.4
- 50 basis points	$4.4	$6.9
- 100 basis points	$8.7	$13.3
     Merrill Lynch Life’s model is based on existing business inforce as of the year ended 2005 without considering the impact of new annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.
     Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum interest rate is 4.0%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products, excluding modified guaranteed annuities, the guaranteed minimum rates range from 4% to 4.5%, with the greatest concentration at 4%. Modified guaranteed annuity products do not have minimum rate guarantees.

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
     The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
Change in Credit Spreads	2005	2004
	(In Millions)
+ 50 basis points	($29.1)	($34.3)
+ 10 basis points	($5.9)	($6.9)
- 10 basis points	$5.9	$6.8
- 50 basis points	$29.5	$34.2
     Merrill Lynch Life’s model is based on existing business inforce as of the year ended 2005 without considering the impact of new annuity sales on assets. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.
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
Equity Price Risk
     Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. Merrill Lynch Life manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact Merrill Lynch Life in the following ways:
•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings, thus lower asset balances will result in lower policy charge revenue.
•	Increased exposure to GMDB. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB exceed those variable contract owner account balances. This may result in greater future policy benefit expense.
•	Potential hindrance of sales and marketing efforts for variable annuity products.

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

      In addition, no change in Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2005 that has materially affected, or is reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Fees Paid to the Registrant’s Independent Auditor

     The following table presents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2005	2004
Audit (1)	$831,624	$724,295
Audit-Related (2)	18,105	15,896
Tax (3)	9,053	7,948
All Other (4)	46,469	46,638

Total	$905,251	$794,777

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-Related Fees included accounting consultations relating to actuarial valuations.

(3)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(4)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated February 27, 2006.
b.	Balance Sheets at December 31, 2005 and 2004.
c.	Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2005, 2004 and 2003.
f.	Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003.
g.	Notes to Financial Statements for the Years Ended December 31, 2005, 2004 and 2003.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

23.1	Written consent of Deloitte & Touche, LLP, independent registered public accounting firm, is filed herewith.
24.1	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)
24.2	Power of attorney of John C. Carroll is filed herewith.
24.3	Power of attorney of Paul Michalowski is filed herewith.
24.4	Power of attorney of Deborah J. Adler. (Incorporated by reference to Exhibit 24.5 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 29, 2004.)

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2005 and 2004
Statements of Earnings for the Years Ended December 31, 2005, 2004 and 2003
Statements of Comprehensive Income for the Years Ended December 31, 2005, 2004 and 2003
Statements of Stockholder’s Equity for the Years Ended December 31, 2005, 2004 and 2003
Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003
Notes to Financial Statements for the Years Ended December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Merrill Lynch Life Insurance Company
We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the “Company”) as of December 31, 2005 and 2004, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Merrill Lynch Life Insurance Company as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, in 2004 the Company changed its method of accounting for long-duration contracts to conform to Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts.”
February 27, 2006

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
BALANCE SHEETS
AS OF DECEMBER 31, 2005 AND 2004
(Dollars in thousands, except common stock par value and shares)

	2005	2004
ASSETS
INVESTMENTS:
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2005 - $1,900,606; 2004 - $1,978,713)	$1,884,039	$2,012,589
Equity available-for-sale securities, at estimated fair value (cost: 2005 - $61,696; 2004 - $46,264)	64,278	50,103
Trading account securities, at estimated fair value	27,436	27,996
Limited partnerships, at cost	12,195	13,623
Policy loans on insurance contracts, at outstanding loan balances	992,143	1,030,036

Total Investments	2,980,091	3,134,347
CASH AND CASH EQUIVALENTS	56,319	64,203
ACCRUED INVESTMENT INCOME	52,466	57,646
DEFERRED POLICY ACQUISITION COSTS	296,189	392,516
FEDERAL INCOME TAXES — DEFERRED	1,937	—
REINSURANCE RECEIVABLES	9,231	3,832
AFFILIATED RECEIVABLES – NET	5,519	5,611
RECEIVABLES FROM SECURITIES SOLD	254	3,021
DEFERRED SALES INDUCEMENTS	8,298	—
OTHER ASSETS	33,338	36,186
SEPARATE ACCOUNTS ASSETS	10,917,234	11,052,839

TOTAL ASSETS	$14,360,876	$14,750,201

See accompanying notes to financial statements.	(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
BALANCE SHEETS (Continued)
AS OF DECEMBER 31, 2005 AND 2004
(Dollars in thousands, except common stock par value and shares)

	2005	2004
LIABILITIES AND STOCKHOLDER’S EQUITY
LIABILITIES:
POLICYHOLDER LIABILITIES AND ACCRUALS:
Policyholder account balances	$2,163,838	$2,336,844
Future policy benefits	420,542	439,073
Claims and claims settlement expenses	31,147	35,145

Total Policyholder Liabilities and Accruals	2,615,527	2,811,062
OTHER POLICYHOLDER FUNDS	1,948	7,224
LIABILITY FOR GUARANTY FUND ASSESSMENTS	6,791	7,056
FEDERAL INCOME TAXES – DEFERRED	—	22,022
FEDERAL INCOME TAXES – CURRENT	17,572	23,616
PAYABLES FOR SECURITIES PURCHASED	962	2,429
UNEARNED POLICY CHARGE REVENUE	45,604	112,221
OTHER LIABILITIES	2,405	266
SEPARATE ACCOUNTS LIABILITIES	10,917,234	11,052,839

Total Liabilities	13,608,043	14,038,735

STOCKHOLDER’S EQUITY:
Common stock ($10 par value; authorized: 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	397,324	397,324
Retained earnings	364,708	297,344
Accumulated other comprehensive income (loss)	(11,699)	14,298

Total Stockholder’s Equity	752,833	711,466

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$14,360,876	$14,750,201

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF EARNINGS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
REVENUES:
Policy charge revenue	$305,688	$236,695	$228,878
Net investment income	147,730	157,080	174,662
Net realized investment gains	2,622	3,999	987

Total Revenues	456,040	397,774	404,527

BENEFITS AND EXPENSES:
Interest credited to policyholder liabilities	106,444	119,804	128,958
Market value adjustment expense	840	2,713	4,806
Policy benefits (net of reinsurance recoveries: 2005 - $17,706 2004 - $15,903; 2003 - $17,641)	47,270	54,282	64,631
Reinsurance premium ceded	26,322	25,197	22,599
Amortization of deferred policy acquisition costs	126,281	4,904	76,402
Insurance expenses and taxes	59,396	57,560	52,092

Total Benefits and Expenses	366,553	264,460	349,488

Earnings Before Federal Income Tax Provision	89,487	133,314	55,039

FEDERAL INCOME TAX PROVISION (BENEFIT):
Current	32,083	37,334	67,516
Deferred	(9,960)	3,285	(53,902)

Total Federal Income Tax Provision	22,123	40,619	13,614

EARNINGS BEFORE CHANGE IN ACCOUNTING PRINCIPLE	67,364	92,695	41,425

Change in Accounting Principle, Net of Tax	—	(27,400)	—

NET EARNINGS	$67,364	$65,295	$41,425

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
NET EARNINGS	$67,364	$65,295	$41,425

OTHER COMPREHENSIVE INCOME (LOSS):
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	(48,849)	(11,852)	46,905
Reclassification adjustment for (gains) losses included in net earnings	(2,851)	(2,562)	3,286

Total net unrealized gains (losses) on available-for-sale securities	(51,700)	(14,414)	50,191
Adjustments for:
Policyholder liabilities	11,704	19,033	6,302
Deferred policy acquisition costs	—	(260)	(3,455)
Deferred federal income taxes	13,999	(1,526)	(18,563)

Total other comprehensive income (loss), net of tax	(25,997)	2,833	34,475

COMPREHENSIVE INCOME	$41,367	$68,128	$75,900

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(A wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

				Accumulated
		Additional		other	Total
	Common	paid-in	Retained	comprehensive	stockholder’s
	stock	capital	earnings	loss	equity
BALANCE, JANUARY 1, 2003	$2,500	$347,324	$288,124	$(23,010)	$614,938
Net earnings			41,425		41,425
Capital contribution from parent		50,000			50,000
Other comprehensive income, net of tax				34,475	34,475

BALANCE, DECEMBER 31, 2003	2,500	397,324	329,549	11,465	740,838
Net earnings			65,295		65,295
Cash dividend paid to parent			(97,500)		(97,500)
Other comprehensive income, net of tax				2,833	2,833

BALANCE, DECEMBER 31, 2004	2,500	397,324	297,344	14,298	711,466
Net earnings			67,364		67,364
Other comprehensive loss, net of tax				(25,997)	(25,997)

BALANCE, DECEMBER 31, 2005	$2,500	$397,324	$364,708	$(11,699)	$752,833

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
Cash Flows From Operating Activities:
Net earnings	$67,364	$65,295	$41,425
Noncash items included in earnings:
Change in accounting principle, net of tax	—	27,400	—
Amortization of deferred policy acquisition costs	126,281	4,904	76,402
Capitalization of policy acquisition costs	(29,954)	(34,116)	(40,051)
Amortization of investments	9,476	10,863	9,883
Amortization of deferred sales inducements	352	—	—
Capitalization of deferred sales inducements	(8,650)	—	—
Interest credited to policyholder liabilities	106,444	119,804	128,958
Change in variable contract reserves	1,797	(1,706)	—
Provision (benefit) for deferred Federal income tax	(9,960)	3,285	(53,902)
(Increase) decrease in operating assets:
Trading account securities	642	(373)	(559)
Accrued investment income	5,180	5,919	38
Federal income taxes – current	—	—	40,910
Reinsurance receivables	(5,399)	2,172	2,193
Affiliated receivables – net	92	(5,611)	67
Other	2,848	59	1,154
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	(3,998)	2,648	3,192
Other policyholder funds	(5,276)	(5,691)	1,100
Liability for guaranty fund assessments	(265)	(83)	(82)
Federal income taxes – current	(6,044)	3,470	20,146
Affiliated payables – net	—	(2,365)	2,365
Unearned policy charge revenue	(66,617)	4,460	(6,013)
Other	2,139	(3,214)	(2,553)
Other operating activities:
Net realized investment gains	(2,622)	(3,999)	(987)

Net cash and cash equivalents provided by operating activities	$183,830	$193,121	$223,686

See accompanying notes to financial statements.	(Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
STATEMENTS OF CASH FLOWS (Continued)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars in thousands)

	2005	2004	2003
Cash Flow From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	$369,222	$212,732	$312,514
Maturities of available-for-sale securities	191,749	353,824	533,534
Purchases of available-for-sale securities	(503,621)	(406,551)	(1,097,868)
Sales of limited partnerships	3,466	1,357	470
Purchases of limited partnerships	(2,349)	(3,100)	(200)
Policy loans on insurance contracts	37,893	56,501	57,126
Recapture of investment in separate accounts	—	—	3,015
Investment in separate accounts	—	—	(304)

Net cash and cash equivalents provided by (used in) investing activities	96,360	214,763	(191,713)

Cash Flows From Financing Activities:
Proceeds from (payments for):
Capital contribution received from (cash dividend paid to) parent	—	(97,500)	50,000
Policyholder deposits (excludes internal policy replacement deposits)	623,148	730,643	936,437
Policyholder withdrawals (including transfers from separate accounts)	(911,222)	(1,052,253)	(1,255,198)

Net cash and cash equivalents used in financing activities	(288,074)	(419,110)	(268,761)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,884)	(11,226)	(236,788)

CASH AND CASH EQUIVALENTS
Beginning of year	64,203	75,429	312,217

End of year	$56,319	$64,203	$75,429

Supplementary Disclosure of Cash Flow Information:
Cash paid to affiliates for:
Federal income taxes	$38,127	$33,864	$6,460
Interest	332	260	197
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
The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”), a wholly owned broker-dealer subsidiary of Merrill Lynch & Co.
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
Investments: The Company’s investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of tax. These changes in estimated fair value are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary. Unrealized gains and losses on trading account securities are included in net realized investment gains.
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
Certain fixed maturity and equity securities are considered below investment grade. The Company defines below investment grade securities as unsecured debt obligations that have a Standard and Poor’s (or similar rating agency) rating lower than BBB-.
Investments in limited partnerships are carried at cost.
Policy loans on insurance contracts are stated at unpaid principal balances.
Deferred Policy Acquisition Costs (“DAC”): Policy acquisition costs for variable annuities and variable life insurance contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of DAC.
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

	2005	2004	2003
Beginning balance	$62,099	$69,289	$81,425
Interest accrued	4,657	5,197	6,107
Amortization	(11,975)	(12,387)	(18,243)

Ending balance	$54,781	$62,099	$69,289

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2006	$6,642
2007	$5,862
2008	$5,651
2009	$5,605
2010	$5,397
Deferred Sales Inducements: The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. The expense associated with offering this bonus is deferred and amortized over the anticipated life of the related contracts consistent with the amortization of DAC.
Separate Accounts: The Company’s Separate Accounts consist of variable annuities and variable life insurance contracts, of which the assets and liabilities are legally segregated and reported as separate captions in the Balance Sheets. Separate Accounts are established in conformity with Arkansas State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. The assets of the Separate Accounts are carried at the daily net asset value of the mutual funds in which they invest.
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, policy administration and withdrawal charges associated with Separate Accounts products are included in policy charge revenue in the Statements of Earnings.
Policyholder Account Balances: The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest-crediting rates for the Company’s fixed rate products are as follows:

Interest-sensitive life products	4.00% - 4.85%
Interest-sensitive deferred annuities	1.00% - 6.80%
These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits: The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guarantee benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities range from 3.00% to 11.00%. Liabilities for guarantee benefits for variable annuity and life insurance contracts are discussed in more detail in Note 6 of the Financial Statements.
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
Unearned Policy Charge Revenue: Certain variable life insurance products contain policy charges that are assessed at policy issuance. These policy charges are deferred and amortized into policy charge revenue based on the estimated future gross profits for each group of contracts, consistent with the amortization of DAC. The impact of any revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. The Company records a liability equal to the unamortized balance of these policy charges.
Accounting Pronouncements: In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, “Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts.” SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1.
On January 1, 2004, the Company adopted the provisions of Statement of Position (“SOP”) 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts.” SOP 03-1 required the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that the Company previously employed. As a result, the Company recorded a $41,304 increase in policyholder liabilities and a $850 decrease in deferred policy acquisition costs resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle during 2004. Excluding the cumulative effect of a change in accounting principle during 2004, the changes in policyholder liabilities related to SOP 03-1 did not have a material impact on the company’s Statements of Earnings for the years ended 2005 and 2004.

NOTE 2. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS
Financial instruments are carried at fair value or amounts that approximate fair value. The carrying value of financial instruments at December 31 were:

	2005	2004
Assets:
Fixed maturity securities (1)	$1,884,039	$2,012,589
Equity securities (1)	64,278	50,103
Trading account securities (1)	27,436	27,996
Limited partnerships (2)	12,195	13,623
Policy loans on insurance contracts (3)	992,143	1,030,036
Cash and cash equivalents (4)	56,319	64,203
Separate Accounts assets (5)	10,917,234	11,052,839

Total assets	$13,953,644	$14,251,389

Liabilities:
Policyholder account balances	$2,163,838	$2,336,844

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets. At December 31, 2005 and 2004, securities without a readily ascertainable market value, having an amortized cost of $241,557 and $219,866, had an estimated fair value of $242,455 and $227,109, respectively.

(2)	The Company has investments in three limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value of two of the partnerships as equal to cost, based on the review of the underlying investments of the partnerships. During 2005, the Company recognized a realized investment loss of $311 and reduced the carrying value of the third partnership to zero.

(3)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(4)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(5)	Assets held in Separate Accounts are carried at the net asset value provided by the fund managers.

NOTE 3. INVESTMENTS
The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) at December 31 were:

	2005
	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$1,807,866	$13,939	$30,359	$1,791,446
U.S. Government and agencies	44,593	576	451	44,718
Mortgage-backed securities	22,755	394	402	22,747
Foreign governments	21,369	415	716	21,068
Municipals	4,023	41	4	4,060

Total fixed maturity securities	$1,900,606	$15,365	$31,932	$1,884,039

Equity securities:
Non-redeemable preferred stocks	$61,584	$2,662	$93	$64,153
Investment in Separate Accounts	112	13	—	125

Total equity securities	$61,696	$2,675	$93	$64,278

	2004
	Cost /	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$1,883,260	$40,768	$8,644	$1,915,384
U.S. Government and agencies	52,439	1,143	395	53,187
Mortgage-backed securities	21,260	762	36	21,986
Foreign governments	19,373	419	214	19,578
Municipals	2,381	73	—	2,454

Total fixed maturity securities	$1,978,713	$43,165	$9,289	$2,012,589

Equity securities:
Non-redeemable preferred stocks	$46,160	$3,835	$13	$49,982
Investment in Separate Accounts	104	17	—	121

Total equity securities	$46,264	$3,852	$13	$50,103

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity and equity securities have been in a continuous unrealized loss position at December 31, 2005 were:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Fixed maturity securities:
Corporate debt securities	$852,876	$15,046	$467,689	$15,313	$1,320,565	$30,359
Foreign governments	1,951	47	15,823	669	17,774	716
U.S. Government and agencies	5,286	7	16,692	444	21,978	451
Mortgage-backed securities	5,647	79	9,308	323	14,955	402
Municipals	2,651	4	—	—	2,651	4

Equity securities:
Non-redeemable preferred stocks	5,292	67	490	26	5,782	93

Total temporarily impaired securities	$873,703	$15,250	$510,002	$16,775	$1,383,705	$32,025

Unrealized losses are primarily due to price fluctuations resulting from changes in interest rates and credit spreads. Based on the most recent available information, the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
The Company recorded realized investment losses due to other-than-temporary declines in fair value of $1,937, $2,129 and $9,139 for the years ended December 31, 2005, 2004 and 2003, respectively.
The amortized cost and estimated fair value of fixed maturity securities at December 31 by contractual maturity were:

	2005
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$224,814	$223,708
Due after one year through five years	1,219,632	1,200,236
Due after five years through ten years	319,999	320,200
Due after ten years	113,406	117,148

	1,877,851	1,861,292

Mortgage-backed securities	22,755	22,747

Total fixed maturity securities	$1,900,606	$1,884,039

	2004
	Amortized	Estimated
	Cost	Fair Value
Fixed maturity securities:
Due in one year or less	$129,776	$130,671
Due after one year through five years	1,280,578	1,294,717
Due after five years through ten years	452,086	465,924
Due after ten years	95,013	99,291

	1,957,453	1,990,603

Mortgage-backed securities	21,260	21,986

Total fixed maturity securities	$1,978,713	$2,012,589

In the preceding tables fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

	2005
	Amortized	Estimated
	Cost	Fair Value
AAA	$208,688	$206,236
AA	305,894	300,621
A	716,440	710,750
BBB	641,376	639,643
Below investment grade	28,208	26,789

Total fixed maturity securities	$1,900,606	$1,884,039

Investment grade	99%	99%
Below investment grade	1%	1%

	2004
	Amortized	Estimated
	Cost	Fair Value
AAA	$291,059	$293,009
AA	318,463	320,592
A	662,445	671,547
BBB	686,698	706,358
Below investment grade	20,048	21,083

Total fixed maturity securities	$1,978,713	$2,012,589

Investment grade	99%	99%
Below investment grade	1%	1%

The Company has recorded certain adjustments to policyholder account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts those assets and liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive income (loss) at December 31 were as follows:

	2005	2004
Assets:
Fixed maturity securities	$(16,567)	$33,876
Equity securities	2,582	3,839
Federal income taxes – deferred	6,299	—

	(7,686)	37,715

Liabilities:
Policyholder account balances	4,013	15,717
Federal income taxes – deferred	—	7,700

	4,013	23,417

Stockholder’s equity:
Accumulated other comprehensive income (loss)	$(11,699)	$14,298

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were as follows:

	2005	2004	2003
Proceeds	$369,222	$212,732	$312,514
Gross realized investment gains	7,026	7,927	13,380
Gross realized investment losses	4,175	5,365	16,071
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $191,302, $66,006 and $65,451 for the years ended December 31, 2005, 2004 and 2003, respectively.
The Company had investment securities with a carrying value of $22,756 and $25,068 that were deposited with insurance regulatory authorities at December 31, 2005 and 2004, respectively.
Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income by source for the years ended December 31 was as follows:

	2005	2004	2003
Fixed maturity securities	$91,754	$97,750	$107,940
Policy loans on insurance contracts	51,346	55,243	58,157
Equity securities	4,313	5,199	9,162
Cash and cash equivalents	2,673	2,059	2,155
Limited partnerships	483	30	28
Other	38	374	233

Gross investment income	150,607	160,655	177,675
Less investment expenses	(2,877)	(3,575)	(3,013)

Net investment income	$147,730	$157,080	$174,662

Net realized investment gains (losses), for the years ended December 31 were as follows:

	2005	2004	2003
Fixed maturity securities	$2,854	$1,628	$(1,167)
Equity securities	(3)	934	(395)
Trading account securities	82	1,437	3,678
Limited partnerships	(311)	—	—
Investment in Separate Accounts	—	—	(1,129)

Net realized investment gains	$2,622	$3,999	$987

The Company maintains a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings gains (losses) on trading account securities included in net realized investment gains were ($1,012), ($359) and $1,663 at December 31, 2005, 2004 and 2003, respectively.
NOTE 4. DAC AND UNEARNED POLICY CHARGE REVENUE
The components of amortization of DAC for the years ended December 31 were as follows:

	2005	2004	2003
Normal amortization related to life insurance and annuity insurance contracts	$44,415	$46,230	$54,549
Unlocking related to life insurance products	55,492	—	9,719
Unlocking related to annuity insurance products	26,374	(41,326)	12,134

Total amortization of DAC	$126,281	$4,904	$76,402

During 2005, the Company lowered its future gross profit assumptions on certain life insurance and annuity products resulting from historical surrender experience and reinsurance assumptions.
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
The components of amortization (accretion) of unearned policy charge revenue (“UPCR”) for the years ended December 31 were as follows:

	2005	2004	2003
Normal amortization (accretion) related to variable life insurance products	$400	$(1,921)	$5,056
Unlocking related to variable life insurance products	67,909	—	5,451

Total amortization (accretion) of UPCR (1)	$68,309	$(1,921)	$10,507

Similar to DAC unlocking, UPCR unlocking during 2005 was a result of lowered future gross profit assumptions resulting from historical surrender experience and reinsurance assumptions.
(1) Recorded as a component of policy charge revenue in the Statement of Earnings.
NOTE 5. DEFERRED SALES INDUCEMENTS
During March 2005, the Company introduced a new variable annuity product in which certain contracts contain sales inducements. The components of deferred sales inducements were as follows:

December 31,
2005
Balance at January 1, 2005	$—
Capitalization	8,650
Amortization	(352)

Balance at December 31, 2005	$8,298

The expense associated with offering the deferred sales inducement and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Earnings.
NOTE 6. VARIABLE CONTRACTS CONTAINING GUARANTEES
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

The Company had the following variable annuity contracts containing guarantees at December 31:

	2005		2004
	GMDB	GMIB	GMDB	GMIB
Net amount at risk (1)	$982,449	$1,912	$1,057,678	$—
Average attained age of contract owners	67	59	67	58
Weighted average period remaining until expected annuitization	n/a	8 yrs	n/a	9 yrs

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.

Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner determined in accordance with the terms of the contract in excess of the contract owners’ account balance at the balance sheet date.
The Company records liabilities for contracts containing guarantees as a component of future policy benefits in the Balance Sheets. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The GMDB liability is determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.
The variable annuity liability for each type of guarantee at December 31, 2005 was as follows:

	GMDB	GMIB
Balance at January 1, 2005	$106,222	$587
Guarantee benefits incurred	28,603	1,658
Guarantee benefits paid	(24,308)	—
Unlocking	(4,308)	—

Balance at December 31, 2005	$106,209	$2,245

     At December 31, contract owners’ account balances by mutual fund class for contracts containing guarantee provisions were distributed as follows:

	2005
	Money
	Market	Bond	Equity	Balanced	Other	Total
GMDB only	$652,257	1,299,032	4,179,526	244,804	4,304	$6,379,923
GMIB and GMDB (2)	245,410	333,382	1,240,068	85,355	14,613	1,918,828
GMIB only	1,216	6,613	31,763	8,547	2,193	50,332

Total	$898,883	1,639,027	5,451,357	338,706	21,110	$8,349,083

	2004
	Money
	Market	Bond	Equity	Balanced	Total
GMDB only	$271,469	1,470,963	4,555,552	671,860	$6,969,844
GMIB and GMDB (2)	37,601	278,840	929,006	148,416	1,393,863

Total	$309,070	1,749,803	5,484,558	820,276	$8,363,707

(2) Certain variable annuity contracts with GMIB provisions include a GMDB provision.
At December 31, 2005, $10,339 of contract owners’ account balances did not contain any guarantee provisions. At December 31, 2004, all contract owners’ account balances contained guarantee provisions.
Variable Life Contracts Containing Guarantees
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.
The Company records liabilities for contracts containing guarantees as a component of future policy benefits. Changes in these guarantee liabilities are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at December 31, 2005 and 2004, was $2,132 and $1,980 respectively. The variable life GMDB liability is set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company’s estimate of the likelihood of future GMDB claims.
At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2005	2004
Equity	$977,768	$997,103
Balanced	951,955	990,099
Bond	371,649	415,743
Money market	245,084	277,415
Other	11,356	8,772

Total	$2,557,812	$2,689,132

NOTE 7. FEDERAL INCOME TAXES
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2005	2004	2003
Provision for income taxes computed at Federal statutory rate	$31,320	$46,660	$19,264
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(8,615)	(6,635)	(3,478)
Foreign tax credit	(582)	594	(2,172)

Federal income tax provision	$22,123	$40,619	$13,614

The Federal statutory rate for each of the three years ended December 31 was 35%.
The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	2005	2004	2003
DAC (1)	$(29,060)	$15,013	$(8,582)
Other	(3,405)	29	29
Investment adjustments	1,031	(1,959)	488
Deferred sales inducements	2,904	—	—
Policyholder account balances (1)	18,570	(9,798)	(45,837)

Deferred Federal income tax provision (benefit)	$(9,960)	$3,285	$(53,902)

(1)	The 2004 amounts exclude deferred tax benefits related to the adoption of SOP 03-1 (see Note 1 to the Financial Statements).
Deferred tax assets and liabilities at December 31 were as follows:

	2005	2004
Deferred tax assets:
Policyholder account balances	$72,500	$91,070
Net unrealized investment loss on investment securities	6,299	—
Liability for guaranty fund assessments	2,377	2,469
Investment adjustments	1,913	2,944

Total deferred tax assets	83,089	96,483

Deferred tax liabilities:
DAC	77,757	106,817
Net unrealized investment gain on investment securities	—	7,700
Deferred sales inducements	2,904	—
Other	491	3,988

Total deferred tax liabilities	81,152	118,505

Net deferred tax asset (liability)	$1,937	$(22,022)

The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.
NOTE 8. REINSURANCE
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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company holds collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $597 that can be drawn upon for delinquent reinsurance recoverables.

     As of December 31, 2005 the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$10,330,157	$2,888,911	$845	$7,442,091	0.01%
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold through the Merrill Lynch & Co. distribution system from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2005, 70% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
NOTE 9. RELATED PARTY TRANSACTIONS
The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $33,127, $33,164 and $33,518 for 2005, 2004 and 2003, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $332, $260 and $197 for 2005, 2004 and 2003, respectively. Intercompany interest is included in net investment income.
The Company and Merrill Lynch Investment Managers, L.P. (“MLIM”) are parties to a service agreement whereby MLIM has agreed to provide certain invested asset management services to the Company. The Company pays a fee to MLIM for these services through the MLIG service agreement. Charges attributable to this agreement and allocated to the Company by MLIG were $1,681, $1,821 and $1,845 for 2005, 2004 and 2003, respectively.
MLIG has entered into agreements with MLIM and Roszel Advisors, LLC, a subsidiary of MLIG (collectively, “Affiliated Investment Advisors”), with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc., Mercury Variable Trust, and MLIG Variable Insurance Trust (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under these agreements, the Affiliated Investment Advisors pay MLIG an amount equal to a percentage of the assets invested in the Funds through the Separate Accounts. Revenue attributable to these agreements is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation in the amount of $19,116, $20,243 and $18,471 during 2005, 2004 and 2003, respectively.
The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $54,058, $56,506 and $60,686 for 2005, 2004 and 2003, respectively. Certain commissions were capitalized as DAC and are being amortized in accordance with the accounting policy discussed in Note 1 to the Financial Statements. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.
NOTE 10. STOCKHOLDER’S EQUITY AND STATUTORY REGULATIONS
During 2005 and 2003, the Company did not pay a dividend. During 2004, the Company paid a cash dividend of $97,500 to MLIG, of which $29,322 was an ordinary dividend. Pending regulatory approval, the Company intends to pay a cash dividend during the first half of 2006.
Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, policyholder liabilities are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis.
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Arkansas Insurance Department. The State of Arkansas has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting practices as a component of prescribed or permitted practices by the State of Arkansas.
Statutory capital and surplus at December 31, 2005 and 2004, were $400,951 and $284,765, respectively. At December 31, 2005 and 2004, approximately $39,845 and $28,227, respectively, of stockholder’s equity was available for distribution to MLIG that does not require approval by the Arkansas Insurance Department.
The Company’s statutory net income for 2005, 2004 and 2003 was $117,262, $79,115 and 98,570, respectively.
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
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2005 and 2004, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
NOTE 11. COMMITMENTS AND CONTINGENCIES
State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2005 and 2004, the Company’s estimated liability for future guaranty fund assessments was $6,791 and $7,056, respectively. If additional future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.
During 2000, the Company committed to participate in a limited partnership. As of December 31, 2005, $9,750 had been advanced towards the Company’s $10,000 commitment to the limited partnership. The contractual commitment expires June 2006.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position or results of operations of the Company.
NOTE 12. SEGMENT INFORMATION
In reporting to management, the Company’s operating results are categorized into two business segments: Life Insurance and Annuities. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The Company currently does not manufacture, market, or issue life insurance contracts. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity policyholder liabilities.
The following tables summarize each business segment’s contribution to the consolidated amounts for the years ended December 31.

	Life Insurance
	2005	2004	2003
Policy charge revenue	$152,030	$85,645	$98,503
Net interest spread (1)	15,025	11,630	14,823
Net realized investment gains (losses)	(521)	(79)	(7,327)

Net revenues	166,534	97,196	105,999

Market value adjustment expense	—	—	—
Policy benefits	20,807	25,405	18,238
Reinsurance premium ceded	20,642	20,498	21,337
Amortization of DAC	68,018	10,495	31,467
Insurance expenses and taxes	8,727	8,726	8,192

Net benefits and expenses	118,194	65,124	79,234

Earnings before federal income tax provision	48,340	32,072	26,765

Federal income tax provision	14,138	7,381	5,778

Earnings before change in accounting principle	34,202	24,691	20,987

Change in accounting principle, net of tax	—	(1,185)	—

Net earnings	$34,202	$23,506	$20,987

Balance Sheet Information:

Total assets	$4,487,349	$4,827,192	$5,036,572
DAC	103,248	170,192	178,918
Policyholder liabilities and accruals	1,746,565	1,829,825	1,916,761
Other policyholder funds	3,817	3,965	6,213

	Annuities
	2005	2004	2003
Policy charge revenue	$153,658	$151,050	$130,371
Net interest spread (1)	18,542	16,764	25,887
Net realized investment gains (losses)	3,371	2,515	4,497

Net revenues	175,571	170,329	160,755

Market value adjustment expense	840	2,713	4,806
Policy benefits	26,463	28,877	46,393
Reinsurance premium ceded	5,680	4,699	1,262
Amortization of DAC	58,263	(5,591)	44,935
Insurance expenses and taxes	50,669	48,834	43,900

Net benefits and expenses	141,915	79,532	141,296

Earnings before federal income tax provision	33,656	90,797	19,459

Federal income tax provision	5,363	29,582	4,751

Earnings before change in accounting principle	28,293	61,215	14,708

Change in accounting principle, net of tax	—	(26,215)	—

Net earnings	$28,293	$35,000	$14,708

Balance Sheet Information:

Total assets	$9,598,360	$9,752,836	$9,438,256
DAC	192,941	222,324	185,496
Policyholder liabilities and accruals	868,962	981,237	1,072,894
Other policyholder funds	(1,869)	3,259	6,702

	Other
	2005	2004	2003
Policy charge revenue	$—	$—	$4
Net interest spread (1)	7,719	8,882	4,994
Net realized investment gains (losses)	(228)	1,563	3,817

Net revenues	7,491	10,445	8,815

Earnings before federal income tax provision	7,491	10,445	8,815

Federal income tax provision	2,622	3,656	3,085

Net earnings	$4,869	6,789	$5,730

Balance Sheet Information:

Total assets	$275,167	$170,173	$172,720

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.
The following table summarizes the Company’s net revenues by contract type for the years ended December 31.

	2005	2004	2003
Life Insurance:
Variable life	$157,312	$85,999	$97,002
Interest-sensitive whole life	9,222	11,197	8,997

Total Life Insurance	166,534	97,196	105,999

Annuities:
Variable annuities	161,370	159,528	139,577
Interest-sensitive annuities	14,201	10,801	21,178

Total Annuities	175,571	170,329	160,755

Other	7,491	10,445	8,815

Net Revenues	$349,596	$277,970	$275,569

* * * * *

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 27, 2006	By:	/s/ Joseph E. Justice

Joseph E. Justice
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Barry G. Skolnick	Director, Senior Vice President, and General Counsel*	March 27, 2006
Barry G. Skolnick

/s/ Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 27, 2006
Joseph E. Justice

*	Director, Chairman of the Board, President, Chief Executive Officer and Chief Actuary	March 27, 2006
Deborah J. Adler

*	Director and Senior Vice President	March 27, 2006
John C. Carroll

*	Director and Vice President	March 27, 2006
Paul Michalowski

/s/ Elizabeth Garrison	Vice President and Controller	March 27, 2006
Elizabeth Garrison

*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

23.1	Written Consent of Deloitte & Touche, LLP, independent registered public accounting firm	Exhibit 23.1

24.1	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.

24.2	Power of attorney of John C. Carroll	Exhibit 24.2
24.3	Power of attorney of Paul Michalowski	Exhibit 24.3
24.4	Power of attorney of Deborah J. Adler	Incorporated by reference to Exhibit 24.5 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 29, 2004.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2