Form 10-Q
period 2006-03-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2006-05-12
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
             33-58303; 333-33863; 333-34192; 333-133223; 333-133225

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

                             Yes  X            No __

     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [X]

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information
Item 1. Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                        March 31,    December 31,
                                                                           2006          2005
                                                                       -----------   ------------
ASSETS

INVESTMENTS:
   Fixed maturity available-for-sale securities, at estimated fair
      value (amortized cost: 2006 - $1,820,020; 2005 - $1,900,606)     $ 1,785,324    $ 1,884,039
   Equity available-for-sale securities, at estimated fair value
      (cost: 2006 - $66,370; 2005 - $61,696)                                68,174         64,278
   Trading account securities, at estimated fair value                          --         27,436
   Limited partnerships, at cost                                            12,045         12,195
   Policy loans on insurance contracts, at outstanding loan balances       983,589        992,143
                                                                       -----------    -----------
         Total Investments                                               2,849,132      2,980,091

CASH AND CASH EQUIVALENTS                                                   39,840         56,319
ACCRUED INVESTMENT INCOME                                                   50,014         52,466
DEFERRED POLICY ACQUISITION COSTS                                          290,949        296,189
FEDERAL INCOME TAXES - DEFERRED                                              5,138          1,937
REINSURANCE RECEIVABLES                                                      9,785          9,231
AFFILIATED RECEIVABLES - NET                                                    --          5,519
RECEIVABLES FROM SECURITIES SOLD                                               444            254
DEFERRED SALES INDUCEMENTS                                                  10,442          8,298
OTHER ASSETS                                                                35,828         33,338
SEPARATE ACCOUNTS ASSETS                                                11,178,072     10,917,234
                                                                       -----------    -----------
TOTAL ASSETS                                                           $14,469,644    $14,360,876
                                                                       ===========    ===========

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                        March 31,    December 31,
                                                                           2006          2005
                                                                       -----------   ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
   POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholder account balances                                    $ 2,128,782   $ 2,163,838
      Future policy benefits                                               419,138       420,542
      Claims and claims settlement expenses                                 41,341        31,147
                                                                       -----------   -----------
         Total Policyholder Liabilities and Accruals                     2,589,261     2,615,527
      OTHER POLICYHOLDER FUNDS                                               7,600         1,948
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                6,744         6,791
      FEDERAL INCOME TAXES - CURRENT                                         7,524        17,572
      PAYABLES FOR SECURITIES PURCHASED                                         --           962
      AFFILIATED PAYABLES - NET                                                724            --
      UNEARNED POLICY CHARGE REVENUE                                        45,949        45,604
      OTHER LIABILITIES                                                      2,845         2,405
      SEPARATE ACCOUNTS LIABILITIES                                     11,178,072    10,917,234
                                                                       -----------   -----------
         Total Liabilities                                              13,838,719    13,608,043
                                                                       -----------   -----------

STOCKHOLDER'S EQUITY:
   Common stock ($10 par value; authorized: 1,000,000 shares; issued
      and outstanding: 250,000 shares)                                       2,500         2,500
   Additional paid-in capital                                              397,324       397,324
   Retained earnings                                                       253,638       364,708
   Accumulated other comprehensive loss                                    (22,537)      (11,699)
                                                                       -----------   -----------
         Total Stockholder's Equity                                        630,925       752,833
                                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $14,469,644   $14,360,876
                                                                       ===========   ===========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                     ------------------
                                                                       2006      2005
                                                                     -------   -------
REVENUES:
   Policy charge revenue                                             $62,715   $58,817
   Net investment income                                              36,265    36,692
   Net realized investment gains (losses)                                778    (1,341)
                                                                     -------   -------
      Total Revenues                                                  99,758    94,168
                                                                     -------   -------
BENEFITS AND EXPENSES:
   Interest credited to policyholder liabilities                      26,279    26,468
   Market value adjustment expense                                       128       262
   Policy benefits (net of reinsurance recoveries: 2006 - $5,812;
      2005 - $2,172)                                                  14,956    10,580
   Reinsurance premium ceded                                           6,593     6,853
   Amortization of deferred policy acquisition costs                  12,485    11,051
   Insurance expenses and taxes                                       13,229    14,358
                                                                     -------   -------
      Total Benefits and Expenses                                     73,670    69,572
                                                                     -------   -------
      Earnings Before Federal Income Tax Provision                    26,088    24,596
                                                                     -------   -------
FEDERAL INCOME TAX PROVISION:
   Current                                                             4,524     1,039
   Deferred                                                            2,634     6,470
                                                                     -------   -------
      Total Federal Income Tax Provision                               7,158     7,509
                                                                     -------   -------
NET EARNINGS                                                         $18,930   $17,087
                                                                     =======   =======

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                      Three Months Ended
                                                                          March 31,
                                                                     -------------------
                                                                       2006       2005
                                                                     --------   --------
NET EARNINGS                                                         $ 18,930   $ 17,087
                                                                     --------   --------
OTHER COMPREHENSIVE LOSS:
   Net unrealized (gains) losses on available-for-sale securities:
      Net unrealized holding losses arising during the period         (18,841)   (36,285)
      Reclassification adjustment for (gains) losses included in
         net earnings                                                     (66)         9
                                                                     --------   --------
      Net unrealized losses on available-for-sale securities          (18,907)   (36,276)
      Adjustments for:
         Policyholder liabilities                                       2,234      8,808
         Deferred federal income taxes                                  5,835      9,614
                                                                     --------   --------
   Total other comprehensive loss, net of taxes                       (10,838)   (17,854)
                                                                     --------   --------
COMPREHENSIVE INCOME (LOSS)                                          $  8,092   $   (767)
                                                                     ========   ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                             Accumulated
                                                   Additional                   other           Total
                                          Common     paid-in     Retained   comprehensive   stockholder's
                                           stock     capital     earnings   income (loss)       equity
                                          ------   ----------   ---------   -------------   -------------
BALANCE, JANUARY 1, 2005                  $2,500    $397,324    $ 297,344     $ 14,298        $ 711,466
   Net earnings                                                    67,364                        67,364
   Other comprehensive loss, net of tax                                        (25,997)         (25,997)
                                          ------    --------    ---------     --------        ---------
BALANCE, DECEMBER 31, 2005                 2,500     397,324      364,708      (11,699)         752,833
   Net earnings                                                    18,930                        18,930
   Cash dividend paid to parent                                  (130,000)                     (130,000)
   Other comprehensive loss, net of tax                                        (10,838)         (10,838)
                                          ------    --------    ---------     --------        ---------
BALANCE, MARCH 31, 2006                   $2,500    $397,324    $ 253,638     $(22,537)       $ 630,925
                                          ======    ========    =========     ========        =========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands) (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                          --------------------
                                                            2006        2005
                                                          --------   ---------
Cash Flows From Operating Activities:
   Net earnings                                           $ 18,930   $  17,087
   Noncash items included in earnings:
      Amortization of deferred policy acquisition costs     12,485      11,051
      Capitalization of policy acquisition costs            (7,245)     (5,081)
      Amortization of investments                            2,178       2,572
      Amortization of deferred sales inducements               336          --
      Capitalization of sales inducements                   (2,480)       (164)
      Interest credited to policyholder liabilities         26,279      26,468
      Change in variable contract reserves                   1,639       1,692
      Provision for deferred Federal income tax              2,634       6,470
   (Increase) decrease in operating assets:
      Trading account securities                            28,148         545
      Accrued investment income                              2,452       4,418
      Reinsurance receivables                                 (554)        197
      Affiliated receivables - net                           5,519         278
      Other                                                 (2,490)        (76)
   Increase (decrease) in operating liabilities:
      Claims and claims settlement expenses                 10,194       7,323
      Other policyholder funds                               5,652      (1,076)
      Liability for guaranty fund assessments                  (47)        (27)
      Federal income taxes - current                       (10,048)    (19,576)
      Affiliated payables - net                                724          --
      Unearned policy charge revenue                           345        (302)
      Other                                                    440         867
   Other operating activities:
      Net realized investment (gains) losses                  (778)      1,341
                                                          --------   ---------
         Net cash and cash equivalents provided by
            operating activities                            94,313      54,007
                                                          --------   ---------
Cash Flows From Investing Activities:
   Proceeds from (payments for):
      Sales of available-for-sale securities                94,518     119,685
      Maturities of available-for-sale securities           19,051      87,049
      Purchases of available-for-sale securities           (40,921)   (220,639)
      Sales of limited partnerships                            400       1,614
      Purchases of limited partnerships                       (250)       (300)
      Policy loans on insurance contracts                    8,554      10,561
                                                          --------   ---------
         Net cash and cash equivalents provided by
            (used in) investing activities                $ 81,352   $  (2,030)
                                                          --------   ---------

See accompanying notes to financial statements.                      (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                              ---------------------
                                                                                 2006        2005
                                                                              ---------   ---------
Cash Flows From Financing Activities:
   Proceeds from (payments for):
      Cash dividend paid to parent                                            $(130,000)  $      --
      Policyholder deposits (excludes internal policy replacement deposits)     149,981     124,554
      Policyholder withdrawals (including transfers from separate accounts)    (212,125)   (204,525)
                                                                              ---------   ---------
         Net cash and cash equivalents used in financing activities            (192,144)    (79,971)
                                                                              ---------   ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (16,479)    (27,994)
CASH AND CASH EQUIVALENTS:
         Beginning of year                                                       56,319      64,203
                                                                              ---------   ---------
         End of period                                                        $  39,840   $  36,209
                                                                              =========   =========
Supplementary Disclosure of Cash Flow Information:
         Cash paid to  affiliates for:
            Federal income taxes                                              $  14,572   $  20,615
            Interest                                                                100         151

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

For a complete discussion of the Company's 2005 financial statements and accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

The interim Financial Statements for the three month period are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the financial statements have been included. These unaudited Financial Statements should be read in conjunction with the audited financial statements included in the 2005 Annual Report on Form 10-K. The December 31, 2005 unaudited Balance Sheet was derived from the audited 2005 financial statements. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the financial statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation.

NOTE 2. ACCOUNTING PRONOUNCEMENTS

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of tax. Unrealized gains and losses on trading account securities are included in net realized investment gains (losses). During the first quarter 2006 the Company liquidated its trading portfolio. As a result, the Company no longer maintains trading account securities.

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three months ended March 31, 2006 and 2005.

The Company has recorded certain adjustments to policyholder account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts policyholder account balances as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss were as follows:

                                          March 31,   December 31,
                                             2006         2005
                                          ---------   ------------
Assets:
   Fixed maturity securities               $(34,696)    $(16,567)
   Equity securities                          1,804        2,582
   Federal income taxes - deferred           12,134        6,299
                                           --------     --------
                                            (20,758)      (7,686)
                                           --------     --------
Liabilities:
   Policyholder account balances              1,779        4,013
                                           --------     --------
Stockholder's equity:
   Accumulated other comprehensive loss    $(22,537)    $(11,699)
                                           ========     ========

Net realized investment gains (losses) were as follows:

                                               Three Months Ended
                                                     March 31,
                                               ------------------
                                                  2006      2005
                                                -------   -------
Available-for-sale securities                   $    66   $    (9)
Trading account securities:
   Net realized investment gains                  1,902       551
   Net unrealized holding losses                 (1,190)   (1,883)
                                                -------   -------
Total net realized investment gains (losses)    $   778   $(1,341)
                                                =======   =======

NOTE 4. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at March 31, 2006 and December 31, 2005 were $304,723 and $400,951, respectively. For the three month periods ended March 31, 2006 and 2005, statutory net income was $33,174 and $15,379, respectively.

During the first quarter of 2006, the Company paid cash dividends of $130,000 to MLIG, of which $39,800 were ordinary dividends and $90,200, were extraordinary. In addition, the Company received regulatory approval to pay a $50,000 extraordinary dividend during the second quarter 2006 to MLIG.

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

                    Three Months Ended
                         March 31,
                    ------------------
                       2006      2005
                     -------   -------
Net Revenues (1):
   Annuities         $45,544   $42,955
   Life Insurance     23,973    24,372
   Other               3,962       373
                     -------   -------
Net Revenues         $73,479   $67,700
                     =======   =======
Net Earnings:
   Annuities         $10,674   $ 7,009
   Life Insurance      5,680     9,836
   Other               2,576       242
                     -------   -------
Net Earnings         $18,930   $17,087
                     =======   =======

(1) Net revenues include total revenues net of interest credited to policyholder account balances.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

FORWARD LOOKING STATEMENTS

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management's beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company's control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2005 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

BUSINESS OVERVIEW

The Company conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. The Company believes that the demand for retirement products containing guarantee features will continue to increase in the future. The Company currently offers guaranteed minimum death benefits (GMDB's), guaranteed minimum income benefits (GMIB's) and guaranteed minimum withdrawal benefits (GMWB's) within its variable annuity product suite. The Company believes it is well positioned to continue meeting these demands for product guarantees.

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

LIFE INSURANCE STRATEGY

During 2003, the Company discontinued manufacturing its single premium variable life insurance product. As a result, the Company currently does not manufacture, market, or issue life insurance products.

During the first quarter 2005, the Company transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider, which is considered a leading provider of insurance products administration services. The Company remains committed to the delivery of high quality services for all life insurance contracts inforce.

BUSINESS ENVIRONMENT

The Company's financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 78% of separate accounts assets are invested in equity-based mutual funds at March 31, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guarantee benefit provisions contained in the variable annuities it manufactures. Minimal or negative investment performance generally results in greater exposure to guarantee benefit provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guarantee benefits exceed the variable account balance. Prolonged periods of minimum or negative investment performance may result in greater guarantee benefits expense because it may change the Company's assumptions regarding the long term cost of guarantee benefits. If the Company increases its estimated long term cost of guarantee benefits, it will result in establishing greater guarantee benefit liabilities as compared to current practice. Guarantee benefit expenses are recorded as a component of policy benefits.

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). During the first three months of 2006, U.S. equity indices rebounded. The Dow, S&P and NASDAQ finished the first quarter 2006 up 3.7%, 3.7% and 6.1%, respectively.

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

During the first quarter 2006, the yield curve, although becoming inverted at times, remained relatively flat. The U.S. Federal Reserve System's Federal Open Market Committee continued to raise the federal funds rate which ended the quarter at 4.75%. The successive increases in short-term interest rates raised the medium-term interest rate to 4.83% at March 31, 2006 as compared to 4.36% at December 31, 2005 and 3.85% at March 31, 2005. The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                               Three Months Ended
                                                                    March 31,
                                                               ------------------
                                                                 2006     2005
                                                                ------   ------
Average medium term interest rate yield                           4.83%    3.85%
Increase in medium term interest rates (in basis points)            47       69

Credit spreads (in basis points)                                    80       95
Expanding (contracting) of credit spreads (in basis points)        (26)      23

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                     $(18.9)  $(36.3)
   Interest-sensitive policyholder liabilities                     2.2      8.8
                                                                ------   ------
Net decrease on market valuations                               $(16.7)  $(27.5)
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

The Company's critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2005 Annual Report.

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At March 31, 2006 and December 31, 2005, approximately, $225.1 million (or 12%) and, $238.2 million (or 12%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three month periods ended March 31, 2006 and 2005.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2006, variable annuities and variable life insurance accounted for $178.8 million (or 61%) and $101.1 million (or 35%), respectively, of the Company's DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $181.9 million (or 61%) and $103.2 million (or 35%), respectively, of the Company's DAC asset.

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

The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. For variable life insurance, the Company generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, the Company may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

Policyholder Liabilities

The Company establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2006 and December 31, 2005 were $2.1 billion and $2.2 billion, respectively.

Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2006 and December 31, 2005, future policy benefits were $419.1 million and $420.5 million, respectively.

Included within future policy benefits are liabilities established for GMDB, GMIB and GMWB provisions relating to certain variable annuity and variable life contracts that the Company issues. These reserves are calculated in accordance with SOP 03-1 and are determined by estimating the expected value of death and living benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or benefit to policy benefits expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with historical market returns. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. At March 31, 2006 and December 31, 2005, liabilities for living and death benefit reserves included within future policy benefits were $112.2 million and $110.6 million, respectively.

Unearned Policy Charge Revenue Liability for Variable Life Insurance

The Company's variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. At March 31, 2006 and December 31, 2005, the Company's unearned policy charge revenue liability was $45.9 million and $45.6 million, respectively.

Federal Income Taxes

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The Company provides for federal income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month period ended March 31, 2006, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $2.0 million. During the three month period ended March 31, 2005, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $1.1 million.

RECENT DEVELOPMENTS

New Accounting Pronouncements

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact of SOP 05-1.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During March 2005, the Company introduced a new variable annuity product line, Merrill Lynch Investor Choice Annuity ("ICA"), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features, charge structures, and investment options. ICA is offered in B-Share, C-Share and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit.

Total direct deposits increased $39.5 million (or 30%) to $169.2 million during the three month period ended March 31, 2006 as compared to the same period in 2005. Total direct deposits by product were as follows:

                                      ($ In Millions)       Change
                                      ---------------   -------------
                                       2006     2005      $        %
                                      ------   ------   ------   ----
Variable Annuities (including ICA):
   L-Share                            $ 57.6   $  5.8   $ 51.8    N/M%
   Bonus                                46.7      3.0     43.7    N/M
   B-Share                              40.3    103.2    -62.9    -61
   C-Share                              16.1      8.2      7.9     96
                                      ------   ------   ------   ----
                                       160.7    120.2     40.5     34
                                      ------   ------   ------   ----
All Other Deposits                       8.5      9.5     -1.0    -11
                                      ------   ------   ------   ----
Total Direct Deposits                 $169.2   $129.7   $ 39.5     30%
                                      ======   ======   ======   ====

Variable annuity deposits increased $40.5 million (or 34%) to $160.7 million during the current three month period ended March 31, 2006 as compared to the same period in 2005. The increase is primarily due to the new product line launch of ICA. In addition, deposits were favorably impacted by sales of variable annuities containing GMWB provisions. GMWB deposits were $44.1 million during the first three months of 2006. The Company began offering GMWB's in January 2006.

All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders increased $25.2 million (or 8%) to $330.0 million during the three month period ended March 31, 2006 as compared to the same period in 2005. During the first three months of 2006 variable annuity surrenders increased $44.3 million (or 20%) to $262.7 million as compared to the same period in 2005. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. Partially offsetting the increases in variable annuity surrenders was a decrease in variable life surrenders, which decreased $14.9 million (or 26%) to $42.7 million during the first three months of 2006 as compared to the same period in 2005. The decrease in variable life surrenders is attributable to the decrease in variable life insurance contracts inforce.

FINANCIAL CONDITION

At March 31, 2006, the Company's assets were $14.5 billion or $108.8 million higher than the $14.4 billion in assets at December 31, 2005. Assets excluding separate accounts assets decreased $152.1 million (or 4%) primarily due to a $130.0 million dividend payment to its parent, a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the rising interest rate environment during the first three months of 2006. Separate accounts assets, which represent 77% of total assets, increased $260.9 million (or 2%) to $11.2 billion. Changes in separate accounts assets were as follows:

                                       First Quarter
                                           2006
                                       -------------
                                       (In Millions)
Investment performance                    $483.5
Deposits                                   165.4
Policy fees and charges                    (51.3)
Surrenders, benefits and withdrawals      (336.7)
                                          ------
Net increase                              $260.9
                                          ======

During the first three months of 2006, the Company experienced contract owner withdrawals that exceeded deposits on all products by $254.6 million. The components of contract owner transactions were as follows:

                                       First Quarter
                                            2006
                                       -------------
                                       (In Millions)
Deposits collected                        $ 169.2
Internal tax-free exchanges                 (19.2)
                                          -------
   Net contract owner deposits              150.0
                                          -------
Contract owner withdrawals                  212.1
Net transfers from separate accounts        192.5
                                          -------
   Net contract owner withdrawals           404.6
                                          -------
Net contract owner activity               $(254.6)
                                          =======

At March 31, 2006 and December 31, 2005, approximately $1.7 billion (or 98%) and $1.9 billion (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at March 31, 2006, approximately $117.4 million (or 7%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $132.0 million (or 7%) of BBB- rated fixed maturity securities at December 31, 2005.

At March 31, 2006 and December 31, 2005, approximately $37.2 million (or 2%) and $26.8 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2006, the Company's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required. During the first quarter 2006 the Company liquidated its trading portfolio. As a result, the Company no longer maintains trading account securities.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter 2006, the Company paid cash dividends of $130.0 million to its parent, of which $39.8 million were ordinary dividends and $90.2 million, were extraordinary. In addition, the Company received regulatory approval to pay a $50.0 million extraordinary dividend to its parent during the second quarter 2006.

During 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of March 31, 2006:

                                Less Than     Three to     More Than
                               Three Years   Five Years   Five Years    Total
                               -----------   ----------   ----------   ------
                                               (In Millions)
Contractual Obligations:
   Long-term liabilities (1)      $26.8         $34.6       $245.5     $306.9

(1) The long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

During 2000, the Company committed to participate in a limited partnership. During the first quarter 2006, the Company committed the remaining $0.3 million of a $10.0 million obligation and has no further commitment obligation.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2006 and 2005, the Company recorded net earnings of $18.9 million and $17.1 million, respectively.

Policy charge revenue increased $3.9 million (or 7%) to $62.7 million during the first three months of 2006 as compared to $58.8 million during the same period in 2005. Asset-based policy charge revenue increased $2.6 million (or 6%) during the first three months of 2006 as compared to the same period in 2005. Asset-based policy fees were favorably impacted by an increase in guaranteed benefit rider fees resulting from the increase in inforce variable annuity contracts containing guaranteed benefit riders. In addition, asset-based policy fees were favorably impacted by a modest increase in average variable account balances. Non-asset-based policy charge revenue increased $1.3 million (or 7%) primarily due to period-to-period differences in modified coinsurance fees during first three months of 2006 as compared to the same period in 2005.

Net realized investment gains increased $2.1 million during the first three months of 2006 as compared to the same period in 2005. The increase in net realized investment gains is primarily due to period-to-period differences in trading account activity. During the first quarter 2006 the Company liquidated its trading portfolio. The trading account was comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuated in a direct relationship to changes in the valuations of the underlying common equity.

Policy benefits increased $4.4 million (or 41%) to $15.0 million during the first three months of 2006 as compared to $10.6 million during the same period in 2005. The following table provides the changes in policy benefits by type:

                                              First     First
                                             Quarter   Quarter
Policy Benefits                                2006      2005    Change
---------------                              -------   -------   ------
                                                    (In Millions)
Life insurance mortality expense              $ 6.8     $ 3.2    $3.6(1)
Variable annuity guarantee expense              7.9       7.4     0.5(2)
Amortization of deferred sales inducements      0.3        --     0.3(3)
                                              -----     -----    ----
                                              $15.0     $10.6    $4.4
                                              =====     =====    ====

(1) The increase in life insurance mortality expenses is due to an increase in net amount at risk per death claim.

(2) The increase in variable annuity guarantee expense is due to an increase in GMIB benefit reserves resulting from the increase in inforce contracts containing GMIB provisions.

(3) The increase in amortization of deferred sales inducements coincides with the introduction of bonus feature contained in the new variable annuity product line.

Reinsurance premium ceded decreased $0.3 million (or 4%) to $6.6 million during the first three months of 2006 as compared to $6.9 million during the same period in 2005. The decrease in reinsurance premium ceded is primarily due to a decrease in life and annuity inforce contracts with reinsurance agreements in effect.

Amortization of deferred policy acquisition costs increased $1.4 million (or 13%) to $12.5 million during the first three months of 2006 as compared to $11.1 million during the same period in 2005. The increase in amortization of deferred policy acquisition costs is primarily due to increases in policy charge revenue during first three months of 2006 as compared to the same period in 2005.

Insurance expenses and taxes decreased $1.1 million (or 8%) to $13.2 million during the first three months of 2006 as compared to $14.3 million during the same period in 2005. The decrease in insurance expenses and taxes is primarily due to new product development expenses included in the first three months of 2005 related to ICA, which was introduced in March 2005.

The Company's effective federal income tax rate was 27% during the first three months of 2006 as compared to 31% during the equivalent period in 2005. The change in the effective federal income tax rate is primarily due to DRD and FTC adjustments as noted in the Critical Account Policies section above.

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

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.


Item 1A. Risk Factors.

         There are no material changes from risk factors as previously disclosed in the Company's 2005 10-K filing.

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

10.10 Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290,
        33-58303, 333-33863, filed March 30, 2005.)

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

Date: May 12, 2006

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