Form 10-Q
period 2006-06-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2006-08-11
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information

Item 1. Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)


BALANCE SHEETS
(Dollars in thousands) (Unaudited)

                                                                                       June 30,       December 31,
                                                                                         2006             2005
                                                                                      -----------     -----------
ASSETS

INVESTMENTS:
        Fixed maturity available-for-sale securities, at estimated fair value
             (amortized cost:  2006 - $1,781,095; 2005 - $1,900,606)                  $ 1,735,067     $ 1,884,039
        Equity available-for-sale securities, at estimated fair value
             (cost:  2006 - $66,336; 2005 - $61,696)                                       67,032          64,278
        Trading account securities, at estimated fair value                                     -          27,436
        Limited partnerships, at cost                                                      12,035          12,195
        Policy loans on insurance contracts, at outstanding loan balances                 967,978         992,143
                                                                                      -----------     -----------

               Total Investments                                                        2,782,112       2,980,091

CASH AND CASH EQUIVALENTS                                                                  38,879          56,319
ACCRUED INVESTMENT INCOME                                                                  52,341          52,466
DEFERRED POLICY ACQUISITION COSTS                                                         285,683         296,189
FEDERAL INCOME TAXES - DEFERRED                                                             7,717           1,937
REINSURANCE RECEIVABLES                                                                    12,030           9,231
AFFILIATED RECEIVABLES - NET                                                                    -           5,519
RECEIVABLES FROM SECURITIES SOLD                                                                -             254
DEFERRED SALES INDUCEMENTS                                                                 12,934           8,298
OTHER ASSETS                                                                               33,843          33,338
SEPARATE ACCOUNTS ASSETS                                                               10,806,955      10,917,234
                                                                                      -----------     -----------

TOTAL ASSETS                                                                          $14,032,494     $14,360,876
                                                                                      ===========     ===========

See accompanying notes to financial statements.

                                       1                             (continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

BALANCE SHEETS (Continued)
(Dollars in thousands, except common stock par value and shares) (Unaudited)

                                                                              June 30,          December 31,
                                                                                2006               2005
                                                                            -----------         -----------
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
      POLICYHOLDER LIABILITIES AND ACCRUALS:
      Policyholder account balances                                         $ 2,090,962         $ 2,163,838
      Future policy benefits                                                    419,568             420,542
      Claims and claims settlement expenses                                      31,978              31,147
                                                                            -----------         -----------

               Total Policyholder Liabilities and Accruals                    2,542,508           2,615,527

      OTHER POLICYHOLDER FUNDS                                                    8,506               1,948
      LIABILITY FOR GUARANTY FUND ASSESSMENTS                                     6,743               6,791
      FEDERAL INCOME TAXES - CURRENT                                             13,886              17,572
      PAYABLES FOR SECURITIES PURCHASED                                           5,495                 962
      AFFILIATED PAYABLES - NET                                                   8,952                   -
      UNEARNED POLICY CHARGE REVENUE                                             45,815              45,604
      OTHER LIABILITIES                                                             885               2,405
      SEPARATE ACCOUNTS LIABILITIES                                          10,806,955          10,917,234
                                                                            -----------         -----------

               Total Liabilities                                             13,439,745          13,608,043
                                                                            -----------         -----------

STOCKHOLDER'S EQUITY:
   Common stock ($10 par value; authorized: 1,000,000 shares; issued and
      outstanding: 250,000 shares)                                                2,500               2,500
   Additional paid-in capital                                                   397,324             397,324
   Retained earnings                                                            220,962             364,708
   Accumulated other comprehensive loss                                         (28,037)            (11,699)
                                                                            -----------         -----------

               Total Stockholder's Equity                                       592,749             752,833
                                                                            -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $14,032,494         $14,360,876
                                                                            ===========         ===========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                            Three Months Ended
                                                                                June 30,
                                                                           --------------------
                                                                             2006        2005
                                                                           --------    --------
REVENUES:
         Policy charge revenue                                             $ 63,936    $ 56,475
         Net investment income                                               35,221      36,998
         Net realized investment gains                                          229         788
                                                                           --------    --------

                           Total Revenues                                    99,386      94,261
                                                                           --------    --------

BENEFITS AND EXPENSES:
         Interest credited to policyholder liabilities                       24,899      27,112
         Policy benefits (net of reinsurance recoveries:  2006 - $3,062;
           2005 - $8,463)                                                    11,172      14,104
         Reinsurance premium ceded                                            6,975       6,896
         Amortization of deferred policy acquisition costs                   13,074       8,276
         Insurance expenses and taxes                                        14,673      15,919
                                                                           --------    --------

                           Total Benefits and Expenses                       70,793      72,307
                                                                           --------    --------

                           Earnings Before Federal Income Tax Provision      28,593      21,954
                                                                           --------    --------

FEDERAL INCOME TAX PROVISION (BENEFIT):
         Current                                                             10,886       3,325
         Deferred                                                               383        (545)
                                                                           --------    --------

                           Total Federal Income Tax Provision                11,269       2,780
                                                                           --------    --------

NET EARNINGS                                                               $ 17,324    $ 19,174
                                                                           ========    ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF EARNINGS
(Dollars in thousands) (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                           ---------------------
                                                                              2006       2005
                                                                           ---------   ---------
REVENUES:
         Policy charge revenue                                             $ 126,523   $ 115,030
         Net investment income                                                71,486      73,690
         Net realized investment gains (losses)                                1,007        (553)
                                                                           ---------   ---------

                           Total Revenues                                    199,016     188,167
                                                                           ---------   ---------

BENEFITS AND EXPENSES:
         Interest credited to policyholder liabilities                        51,177      53,580
         Policy benefits (net of reinsurance recoveries:  2006 - $8,874;
           2005 - $10,635)                                                    26,128      24,684
         Reinsurance premium ceded                                            13,568      13,749
         Amortization of deferred policy acquisition costs                    25,559      19,327
         Insurance expenses and taxes                                         27,903      30,277
                                                                           ---------   ---------

                           Total Benefits and Expenses                       144,335     141,617
                                                                           ---------   ---------

                           Earnings Before Federal Income Tax Provision       54,681      46,550
                                                                           ---------   ---------

FEDERAL INCOME TAX PROVISION:
         Current                                                              15,410       4,364
         Deferred                                                              3,017       5,925
                                                                           ---------   ---------

                           Total Federal Income Tax Provision                 18,427      10,289
                                                                           ---------   ---------

NET EARNINGS                                                               $  36,254   $  36,261
                                                                           =========   =========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                        Three Months Ended
                                                                             June 30,
                                                                        ---------------------
                                                                          2006        2005
                                                                        ---------   ---------
NET EARNINGS                                                            $ 17,324    $ 19,174
                                                                        --------    --------
OTHER COMPREHENSIVE INCOME (LOSS):

   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period    (12,211)     22,716
      Reclassification adjustment for gains included in net earnings        (229)       (423)
                                                                        --------    --------

      Net unrealized gains (losses) on available-for-sale securities     (12,440)     22,293

      Adjustments for:
         Policyholder liabilities                                          3,978      (5,981)
         Deferred federal income taxes                                     2,962      (5,710)
                                                                        --------    --------

   Total other comprehensive income (loss), net of taxes                  (5,500)     10,602
                                                                        --------    --------

COMPREHENSIVE INCOME                                                    $ 11,824    $ 29,776
                                                                        ========    ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands) (Unaudited)

                                                                         Six Months Ended
                                                                             June 30,
                                                                       ---------------------
                                                                         2006        2005
                                                                       ---------   ---------
NET EARNINGS                                                           $ 36,254    $ 36,261
                                                                       --------    --------

OTHER COMPREHENSIVE LOSS:

   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period           (31,052)    (13,569)
      Reclassification adjustment for gains included in net earnings       (295)       (414)
                                                                       --------    --------

      Net unrealized losses on available-for-sale securities            (31,347)    (13,983)

      Adjustments for:
         Policyholder liabilities                                         6,212       2,827
         Deferred federal income taxes                                    8,797       3,904
                                                                       --------    --------

   Total other comprehensive loss, net of taxes                         (16,338)     (7,252)
                                                                       --------    --------

COMPREHENSIVE INCOME                                                   $ 19,916    $ 29,009
                                                                       ========    ========

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF STOCKHOLDER'S EQUITY
(Dollars in thousands) (Unaudited)

                                                                                                Accumulated
                                                                       Additional                  other          Total
                                                           Common       paid-in     Retained   comprehensive  stockholder's
                                                            stock       capital     earnings   income (loss)      equity
                                                          ---------    ----------   ---------  -------------  -------------
BALANCE, JANUARY 1, 2005                                  $   2,500    $ 397,324    $ 297,344   $    14,298    $    711,466

    Net earnings                                                                       67,364                        67,364

    Other comprehensive loss, net of tax                                                            (25,997)        (25,997)
                                                          ---------    ---------    ---------   -----------    ------------

BALANCE, DECEMBER 31, 2005                                    2,500      397,324      364,708       (11,699)        752,833

    Net earnings                                                                       36,254                        36,254

    Cash dividend paid to parent                                                     (180,000)                     (180,000)

    Other comprehensive loss, net of tax                                                            (16,338)        (16,338)
                                                          ---------    ---------    ---------   -----------    ------------

BALANCE, JUNE 30, 2006                                    $   2,500    $ 397,324    $ 220,962   $   (28,037)   $    592,749
                                                          =========    =========    =========   ===========    ============

See accompanying notes to financial statements.

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS
(Dollars in thousands)  (Unaudited)

                                                                                   Six Months Ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                   2006         2005
                                                                                 ---------    ---------
Cash Flows From Operating Activities:

  Net earnings                                                                   $  36,254    $  36,261
  Noncash items included in earnings:
     Amortization of deferred policy acquisition costs                              25,559       19,327
     Capitalization of policy acquisition costs                                    (15,053)     (13,473)
     Amortization of investments                                                     4,200        4,933
     Amortization of deferred sales inducements                                        815           --
     Capitalization of sales inducements                                            (5,451)      (2,780)
     Interest credited to policyholder liabilities                                  51,177       53,580
     Change in variable contract reserves                                            3,891        1,912
     Provision for deferred Federal income tax                                       3,017        5,925
  (Increase) decrease in operating assets:

     Trading account securities                                                     28,148          610
     Accrued investment income                                                         125        1,225
     Reinsurance receivables                                                        (2,799)      (6,346)
     Affiliated receivables - net                                                    5,519          366
     Other                                                                            (505)        (584)
  Increase (decrease) in operating liabilities:

     Claims and claims settlement expenses                                             831       15,146
     Other policyholder funds                                                        6,558       (1,571)
     Liability for guaranty fund assessments                                           (48)        (122)
     Federal income taxes - current                                                 (3,686)     (17,291)
     Affiliated payables - net                                                       8,952           --
     Unearned policy charge revenue                                                    211        2,798
     Other                                                                          (1,520)          77
  Other operating activities:

     Net realized investment (gains) losses                                         (1,007)         553
                                                                                 ---------    ---------

                Net cash and cash equivalents provided by operating activities     145,188      100,546
                                                                                 ---------    ---------

Cash Flows From Investing Activities:
   Proceeds from (payments for):
     Sales of available-for-sale securities                                        146,519      219,664
     Maturities of available-for-sale securities                                    46,506      129,108
     Purchases of available-for-sale securities                                    (77,272)    (307,288)
     Sales of limited partnerships                                                     410        2,347
     Purchases of limited partnerships                                                (250)        (800)
     Policy loans on insurance contracts - net                                      24,165       24,555
                                                                                 ---------    ---------

                Net cash and cash equivalents provided by investing activities   $ 140,078    $  67,586
                                                                                 ---------    ---------

See accompanying notes to financial statements.

                                                                     (Continued)

MERRILL LYNCH LIFE INSURANCE COMPANY
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)

STATEMENTS OF CASH FLOWS (Continued)
(Dollars in thousands) (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                              -----------------------------
                                                                                  2006             2005
                                                                              ------------      -----------
Cash Flows From Financing Activities:
  Proceeds from (payments for):
     Cash dividend paid to parent                                             $   (180,000)     $         -
     Policyholder deposits (excludes internal policy replacement deposits)         332,791          283,697
     Policyholder withdrawals (including transfers from separate accounts)        (455,497)        (448,771)
                                                                              ------------      -----------

         Net cash and cash equivalents used in financing activities               (302,706)        (165,074)
                                                                              ------------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               (17,440)           3,058

CASH AND CASH EQUIVALENTS:
         Beginning of year                                                          56,319           64,203
                                                                              ------------      -----------

         End of period                                                        $     38,879      $    67,261
                                                                              ============      ===========

Supplementary Disclosure of Cash Flow Information:
         Cash paid to affiliates for:
                  Federal income taxes                                        $     19,096      $    21,655
                  Interest                                                             266              205


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

NOTE 2. ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting the Interpretation.

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

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the six months ended June 30, 2006 and 2005.

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

                                                June 30,     December 31,
                                                  2006          2005
                                                --------     ------------
Assets:
         Fixed maturity securities              $(46,028)    $    (16,567)
         Equity securities                           696            2,582
         Federal income taxes - deferred          15,096            6,299
                                                --------     ------------
                                                 (30,236)          (7,686)
                                                --------     ------------
Liabilities:
         Policyholder account balances            (2,199)           4,013
                                                --------     ------------

Stockholder's equity:
         Accumulated other comprehensive loss   $(28,037)    $    (11,699)
                                                ========     ============

Net realized investment gains (losses) were as follows:

                                               Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                               ------------------      ------------------
                                                 2006      2005         2006       2005
                                               -------    -------      -------    -------
Available-for-sale securities                  $   229    $   423      $   295    $   414
Trading account securities:
  Net realized investment gains                      -        146        1,902        697
  Net unrealized holding gains (losses)              -        219       (1,190)    (1,664)
                                               -------    -------      -------    -------

Total net realized investment gains (losses)   $   229    $   788      $ 1,007    $  (553)
                                               =======    =======      =======    =======

NOTE 4. DEFERRED POLICY ACQUISITION COSTS AND UNEARNED POLICY CHARGE REVENUE

The impact of revisions to estimates on cumulative amortization of deferred policy acquisition costs ("DAC") and unearned policy charge revenue (`UPCR") is recorded as a charge or benefit to current operations ("unlocking").

The components of amortization of DAC for the three and six month periods ended June 30 were as follows:

                                                                  Three Months Ended      Six Months Ended
                                                                        June 30,              June 30,
                                                                 --------------------   --------------------
                                                                   2006        2005       2006        2005
                                                                 --------    --------   --------    --------
Normal amortization related to variable life
    and annuity insurance products                               $ 15,909    $  8,276   $ 28,394    $ 19,327
Unlocking related to variable universal life insurance product     (2,835)          -     (2,835)          -
                                                                 --------    --------   --------    --------

Total amortization of DAC                                        $ 13,074    $  8,276   $ 25,559    $ 19,327
                                                                 ========    ========   ========    ========

During the second quarter 2006, the Company revised its reinsurance and mortality assumptions on its variable universal life insurance product resulting in an unlocking benefit of $2,835.

The components of amortization (accretion) of UPCR for the three and six month periods ended June 30 were as follows:

                                                            Three Months Ended          Six Months Ended
                                                                 June 30,                   June 30,
                                                            ------------------         -----------------
                                                            2006          2005         2006         2005
                                                            ----          ----         ----         ----
Normal amortization (accretion) related to variable
  universal life insurance product                         $ 2,998      $(2,720)     $ 3,015      $(1,858)
Unlocking related to variable universal life insurance
  product                                                   (2,991)          --       (2,991)          --
                                                           -------      -------      -------      -------

Total amortization (accretion) of UPCR                     $     7      $(2,720)     $    24      $(1,858)
                                                           =======      =======      =======      =======

During the second quarter 2006, the Company revised its reinsurance and mortality assumptions on its variable universal life insurance product resulting in an unlocking charge of $2,991. Normal UPCR amortization (accretion) for the three and six month periods ended June 30, 2005 was unfavorably impacted by increased mortality.

NOTE 5. STOCKHOLDER'S EQUITY AND STATUTORY ACCOUNTING PRACTICES

The Company's statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its statutory accounting practices.

Statutory capital and surplus at June 30, 2006 and December 31, 2005 were $259,093 and $400,951, respectively. For the six month periods ended June 30, 2006 and 2005, statutory net income was $37,359 and $40,666, respectively.

During the second quarter 2006, the Company paid an extraordinary cash dividend of $50,000 to MLIG. During the first quarter 2006, the Company paid cash dividends of $130,000 to MLIG, of which $39,800 were ordinary dividends and $90,200, were extraordinary.

NOTE 6. SEGMENT INFORMATION

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                              Three Months Ended               Six Months Ended
                                    June 30,                       June 30,
                             --------------------            --------------------
                             2006            2005            2006            2005
                             ----            ----            ----            ----
Net Revenues (1):
    Annuities              $ 46,770        $ 41,561        $ 92,186        $ 84,254
    Life Insurance           25,436          23,676          49,409          48,048
    Other                     2,281           1,912           6,244           2,285
                           --------        --------        --------        --------

Net Revenues               $ 74,487        $ 67,149        $147,839        $134,587
                           ========        ========        ========        ========

Net Earnings:
    Annuities              $  8,742        $ 14,463        $ 19,416        $ 21,472
    Life Insurance            7,099           3,468          12,779          13,304
    Other                     1,483           1,243           4,059           1,485
                           --------        --------        --------        --------

Net Earnings (Loss)        $ 17,324        $ 19,174        $ 36,254        $ 36,261
                           ========        ========        ========        ========


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

Equity Market Performance

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of separate accounts assets are invested in equity-based mutual funds at June 30, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Major U.S. equity indices declined from the first quarter with the exception of the Dow which rose by 0.4% for the second quarter and 8.5% from the prior year level. The NASDAQ declined 7.2% for the second quarter but was up 5.6% from the prior-year level. The S&P was down 1.9% for the second quarter but up 6.6% from the prior year level.

During the first six months of 2006, average variable account balances increased $319.2 million (or 3%) to $11.0 billion as compared to the same period in 2005. The increase in average variable account balances contributed to the $2.3 million and $3.8 million increases in asset-based policy charge revenue during the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005.

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

During the second quarter 2006, the yield curve remained relatively flat. The U.S. Federal Reserve System's Federal Open Market Committee raised the federal funds rate twice during the quarter to 5.25% up from 4.75%. The successive increases in short-term interest rates raised the medium-term interest rate to 5.25% at June 30, 2006 as compared to 4.36% at December 31, 2005 and 3.60% at June 30, 2005. The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                       Three Months Ended             Six Months Ended
                                                                            June 30,                      June 30,
                                                                      --------------------          --------------------
                                                                        2006         2005            2006        2005
                                                                      -------      -------          -------     --------
Average medium term interest rate yield                                  5.25%        3.60%            5.25%        3.60%
Increase (decrease) in medium term interest rates (in basis points)        42          (25)              89           45

Credit spreads (in basis points)                                           86           93               86           93
Expanding (contracting) of credit spreads  (in basis points)                6           (2)             (20)          21

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                           $ (12.4)      $ 22.3          $ (31.3)     $ (14.0)
   Interest-sensitive policyholder liabilities                            4.0         (6.0)             6.2          2.8
                                                                      -------       ------          -------      -------
Net increase (decrease) on market valuations                          $  (8.4)      $ 16.3          $ (25.1)     $ (11.2)
                                                                      =======       ======          =======      =======

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

Valuation of Fixed Maturity and Equity Securities

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At June 30, 2006 and December 31, 2005, approximately, $227.2 million (or 13%) and, $238.2 million (or 12%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

Other-Than-Temporary Impairment Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2006 and 2005.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2006, variable annuities and variable life insurance accounted for $176.8 million (or 62%) and $98.1 million (or 34%), respectively, of the Company's DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $181.9 million (or 61%) and $103.2 million (or 35%), respectively, of the Company's DAC asset.

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

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2006 and December 31, 2005 were $2.1 billion and $2.2 billion, respectively.

Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2006 and December 31, 2005, future policy benefits were $419.6 million and $420.5 million, respectively.

Included within future policy benefits are liabilities established for GMDB, GMIB and GMWB provisions relating to certain variable annuity and variable life contracts that the Company issues. These reserves are calculated in accordance with SOP 03-1 and are determined by estimating the expected value of death and living benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or benefit to policy benefits expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC, including the mean reversion assumption. The assumptions of investment performance and volatility are consistent with historical market returns. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. At June 30, 2006 and December 31, 2005, liabilities for living and death benefit reserves included within future policy benefits were $114.5 million and $110.6 million, respectively.

Unearned Policy Charge Revenue Liability for Variable Life Insurance

The Company's variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. See Note 4 to the Financial Statements for period-to-period differences in unearned policy charge revenue unlocking. At June 30, 2006 and December 31, 2005, the Company's unearned policy charge revenue liability was $45.8 million and $45.6 million, respectively.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month period ended June 30, 2006, the Company increased its provision for federal income taxes due to DRD and FTC adjustments by $1.3 million. During the six month period ended June 30, 2006, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $0.7 million. During the three and six month periods ended June 30, 2005, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $4.9 million and $6.0 million respectively.

RECENT DEVELOPMENTS

New Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company beginning in the first quarter of 2007. The Company is currently evaluating the impact of adopting the Interpretation.

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

Total direct deposits increased $22.4 million (or 12%) to $206.5 and $61.9 million (or 20%) to $375.7 million during the three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. Total direct deposits by product were as follows:

                                               In Millions)                  % Change
                                      ---------------------------   ------------------------------
                                      Second Quarter   Six Months   Second Quarter    Six Months
                                          2006            2006      2006 vs. 2005    2006 vs. 2005
                                      --------------   ----------   --------------   -------------
Variable Annuities (including ICA):
  L-Share                              $       75.9    $    133.5         34%            114%
  Bonus                                        54.5         101.2         14             100
  B-Share                                      47.0          87.3        -18             -46
  C-Share                                      19.8          35.9         31              54
                                       ------------    ----------        ---             ---
                                              197.2         357.9         12              21
                                       ------------    ----------        ---             ---

All Other Deposits                              9.3          17.8         21               3
                                       ------------    ----------        ---             ---
Total Direct Deposits                  $      206.5    $    375.7         12%             20%
                                       ============    ==========        ===             ===

During the current three and six month periods, variable annuity deposits increased $20.8 million (or 12%) to $197.2 million and $61.3 million (or 21%) to $357.9 million, respectively, as compared to the same periods in 2005. The increases are primarily due to product enhancements included in ICA. In addition, deposits were favorably impacted by increasing demand for guaranteed benefit provisions.

All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

During the current three and six month periods, policy and contract surrenders increased $13.4 million (or 4%) to $359.9 million and $38.5 million (or 6%) to $689.9 million, respectively, as compared to the same periods in 2005. During the current three and six month periods, variable annuity surrenders increased $35.1 million (or 14%) to $282.1 million and $79.5 million (or 17%) to $544.9 million, respectively, as compared to the same periods in 2005. The increase in variable annuity surrenders is primarily a result of the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. Partially offsetting the increases in variable annuity surrenders were decreases in variable life surrenders and modified guaranteed annuities. During the current three and six month periods variable life surrenders decreased $13.5 million (or 24%) to $41.8 million and $28.4 million (or 25%) to $84.5 million, respectively, as compared to the same periods in 2005. The decrease in variable life surrenders is attributable to the decrease in variable life insurance contracts inforce. During the current three and six month periods modified guaranteed annuity surrenders decreased $10.4 million (or 36%) to $18.2 million and $22.1 million (or 43%) to $29.9 million, respectively, as compared to the same periods in 2005 due to the decrease in modified guaranteed annuity contracts inforce as well as the increasing interest rate environment.

FINANCIAL CONDITION

At June 30, 2006, the Company's assets were $14.0 billion or $328.4 million lower than the $14.4 billion in assets at December 31, 2005. Assets excluding separate accounts assets decreased $218.1 million (or 6%) primarily due to a $180.0 million dividend payment to its parent, a reduction in the number of fixed rate contracts inforce, and a decrease in market values on investment securities as a result of the rising interest rate environment during the first six months of 2006. Separate accounts assets, which represent 77% of total assets, decreased $110.3 million (or 1%) to $10.8 billion. Changes in separate accounts assets were as follows:

                                            1Q06             2Q06             Total
                                         -----------     -------------     -----------
                                                         (In Millions)
Investment performance                   $    483.5       $   (141.5)       $  342.0
Deposits                                      165.4            200.9           366.3
Policy fees and charges                       (51.3)           (52.4)         (103.7)
Surrenders, benefits and withdrawals         (336.7)          (378.2)         (714.9)
                                         ----------       ----------        --------

Net increase (decrease)                  $    260.9       $   (371.2)       $ (110.3)
                                         ==========       ==========        ========

During the first six months of 2006, the Company experienced contract owner withdrawals that exceeded deposits on all products by $492.5 million. The components of contract owner transactions were as follows:

                                         Second Quarter
                                              2006
                                         --------------
                                          (In Millions)
Deposits collected                       $       375.7
Internal tax-free exchanges                      (42.9)
                                         -------------
     Net contract owner deposits                 332.8
                                         -------------

Contract owner withdrawals                       455.5
Net transfers from separate accounts             369.8
                                         -------------
     Net contract owner withdrawals              825.3
                                         -------------
Net contract owner activity              $      (492.5)
                                         =============

At June 30, 2006 and December 31, 2005, approximately $1.7 billion (or 98%) and $1.9 billion (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at June 30, 2006, approximately $96.0 million (or 6%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $132.0 million (or 7%) of BBB- rated fixed maturity securities at December 31, 2005.

At June 30, 2006 and December 31, 2005, approximately $35.0 million (or 2%) and $26.8 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2006, the Company's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter 2006 the Company paid cash dividends of $130.0 million to its parent, of which $39.8 million were ordinary dividends and $90.2 million, were extraordinary. During the second quarter 2006 the Company paid an extraordinary cash dividend of $50.0 million to its parent.

During 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of June 30, 2006:

                                  Less Than         Three to          More Than
                                 Three Years       Five Years        Five Years          Total
                               ----------------  ----------------  ----------------  -------------
                                                          (In Millions)
Contractual Obligations:
   Long-term liabilities (1)        $ 26.5             $ 33.9          $ 244.7          $ 305.1

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

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2006 and 2005, the Company recorded net earnings of $17.3 million and $19.2 million, respectively. For each of the six month periods ended June 30, 2006 and 2005, the Company reported net earnings of $36.3 million.

Policy charge revenue increased $7.5 million (or 13%) and $11.5 million (or 10%) during the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The following table provides the changes in policy charge revenue by type for each respective period:

                                                 Three Months        Six Months
           Policy charge revenue                 2006 vs. 2005      2006 vs. 2005
----------------------------------------------  --------------     ---------------
                                                         (In Millions)
Non-asset based policy charge revenue           $          3.9(1)  $           5.3(1)
Asset-based policy charge revenue                          2.3(2)              3.8(2)
Guaranteed benefit based policy charge revenue             1.3(3)              2.4(3)
                                                --------------     ---------------
                                                $          7.5     $          11.5
                                                ==============     ===============

(1) The increases in non-asset based policy charge revenues are primarily due to period-to-period differences in deferred policy load amortization. In addition, non-asset based policy charge revenue was favorably impacted by an increase in surrender charges due to a few large surrenders which occurred during the second quarter 2006.

(2) Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances.

(3) The increases in guaranteed benefit based policy charge revenue are due to the increase in inforce variable annuity contracts containing guaranteed benefit riders resulting from increased demand for guaranteed benefit provisions.

Net realized investment gains decreased $0.6 million and increased $1.6 million during the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005 primarily due to period-to-period differences in trading account activity. During the first quarter 2006 the Company liquidated its trading portfolio. The valuations of these securities generally fluctuated in a direct relationship to changes in the valuations of the underlying common equity.

Policy benefits decreased $2.9 million (or 21%) and increased $1.4 million (or 6%) during the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The following table provides the changes in policy benefits by type for each respective period:

                                              Three Months         Six Months
                Policy benefits               2006 vs. 2005       2006 vs. 2005
------------------------------------------   --------------      ---------------
                                                     (In Millions)
Variable annuity guarantee expense           $          0.7 (1)  $           1.1(1)
Amortization of deferred sales inducements              0.5 (2)              0.8(2)
Life insurance benefit expense                         (4.1)(3)             (0.5)
                                             --------------      ---------------
                                             $         (2.9)     $           1.4
                                             ==============      ===============

(1) The increases in variable annuity guarantee expense are due to an increase in living benefit reserves resulting from the increase in inforce contracts containing living benefit provisions.

(2) The increases in amortization of deferred sales inducements coincide with the March 2005 introduction of the bonus feature contained in the variable annuity product line.

(3) The decrease in life insurance benefit expense is primarily due to period-to-period differences in reinsurance activity.

Amortization of deferred policy acquisition costs increased $4.8 million (or 58%) and $6.2 million (or 32%) during the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005. The increases in amortization of deferred policy acquisition costs are primarily due to the increases in policy charge revenue. The increases in amortization of deferred policy acquisition costs were partially offset by the $2.8 million in DAC unlocking which occurred during the second quarter 2006.

Insurance expenses and taxes decreased $1.2 million (or 8%) and $2.4 million (or 8%) during the current three and six month periods ended June 30, 2006, respectively, as compared to the same periods in 2005 primarily due to higher new product development expenses incurred during the first six months of 2005.

The Company's effective federal income tax rate was 39% and 34% during the current three and six month periods ended June 30, 2006, respectively, as compared to 13% and 22% during the equivalent periods in 2005. The changes in the effective federal income tax rate during the respective periods are primarily due to period-to-period differences in DRD and FTC adjustments recorded during the current three and six month periods.

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

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.


Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

Date: August 11, 2006

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