Form 10-Q
period 2006-09-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2006-11-13
CIK 845091

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information

Item 1. Financial Statements

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands)                                                          2006           2005
                                                                           -------------   ------------
ASSETS

INVESTMENTS
   Fixed maturity available-for-sale securities, at estimated fair value
      (amortized cost: 2006 - $1,723,173; 2005 - $1,900,606)                $ 1,705,263     $ 1,884,039
   Equity available-for-sale securities, at estimated fair value
      (cost: 2006 - $66,172;  2005 - $61,696)                                    67,492          64,278
   Trading account securities, at estimated fair value                               --          27,436
   Limited partnerships, at cost                                                 12,034          12,195
   Policy loans on insurance contracts, at outstanding loan balances            968,757         992,143
                                                                            -----------     -----------
                                                                              2,753,546       2,980,091
                                                                            -----------     -----------
CASH AND CASH EQUIVALENTS                                                        80,977          56,319
ACCRUED INVESTMENT INCOME                                                        52,027          52,466
DEFERRED POLICY ACQUISITION COSTS                                               272,834         296,189
DEFERRED SALES INDUCEMENTS                                                       15,800           8,298
FEDERAL INCOME TAXES - DEFERRED                                                   1,748           1,937
REINSURANCE RECEIVABLES                                                          10,965           9,231
AFFILIATED RECEIVABLES - NET                                                         --           5,519
OTHER ASSETS                                                                     36,617          33,592
SEPARATE ACCOUNTS ASSETS                                                     10,941,435      10,917,234
                                                                            -----------     -----------
TOTAL ASSETS                                                                $14,165,949     $14,360,876
                                                                            ===========     ===========


See Notes to Financial Statements.                                   (Continued)

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands, except common stock par value and shares)                2006           2005
                                                                           -------------   ------------
LIABILITIES
   POLICYHOLDER LIABILITIES AND ACCRUALS
      Policyholder account balances                                         $ 2,074,166     $ 2,163,838
      Future policy benefits                                                    418,663         420,542
      Claims and claims settlement expenses                                      33,247          31,147
                                                                            -----------     -----------
                                                                              2,526,076       2,615,527
                                                                            -----------     -----------

OTHER POLICYHOLDER FUNDS                                                          5,038           1,948

LIABILITY FOR GUARANTY FUND ASSESSMENTS                                           6,536           6,791

FEDERAL INCOME TAXES - CURRENT                                                   14,588          17,572

AFFILIATED PAYABLES - NET                                                         5,613              --

UNEARNED POLICY CHARGE REVENUE                                                   37,375          45,604

OTHER LIABILITIES                                                                    --           3,367

SEPARATE ACCOUNTS LIABILITIES                                                10,941,435      10,917,234
                                                                            -----------     -----------
TOTAL LIABILITIES                                                            13,536,661      13,608,043
                                                                            -----------     -----------
STOCKHOLDER'S EQUITY
   Common stock ($10 par value; authorized: 1,000,000 shares; issued and
      outstanding: 250,000 shares)                                                2,500           2,500
   Additional paid-in capital                                                   397,324         397,324
   Accumulated other comprehensive loss, net of taxes                           (12,393)        (11,699)
   Retained earnings                                                            241,857         364,708
                                                                            -----------     -----------
TOTAL STOCKHOLDER'S EQUITY                                                      629,288         752,833
                                                                            -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                  $14,165,949     $14,360,876
                                                                            ===========     ===========


See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                                     THREE MONTHS ENDED
(dollars in thousands)                                                 SEPTEMBER 30,
                                                                    -------------------
                                                                      2006       2005
                                                                    --------   --------
NET REVENUES
   Policy charge revenue                                            $ 70,594   $ 78,243
   Net investment income                                              35,635     36,923
   Net realized investment gains                                         758      4,683
                                                                    --------   --------
TOTAL NET REVENUES                                                   106,987    119,849
                                                                    --------   --------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities                      25,100     26,883
   Policy benefits (net of reinsurance recoveries: 2006 - $2,783;
      2005 - $  2,946)                                                10,688     13,940
   Reinsurance premium ceded                                           6,756      6,594
   Amortization of deferred policy acquisition costs                  20,071     26,653
   Insurance expenses and taxes                                       14,344     14,631
                                                                    --------   --------
TOTAL BENEFITS AND EXPENSES                                           76,959     88,701
                                                                    --------   --------
EARNINGS BEFORE FEDERAL INCOME TAXES                                  30,028     31,148
                                                                    --------   --------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                                            11,588     13,146
   Deferred                                                           (2,455)    (4,094)
                                                                    --------   --------
TOTAL FEDERAL INCOME TAX EXPENSE                                       9,133      9,052
                                                                    --------   --------
NET EARNINGS                                                        $ 20,895   $ 22,096
                                                                    ========   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       -------------------
(dollars in thousands)                                   2006       2005
                                                       --------   --------
NET REVENUES
   Policy charge revenue                               $197,117   $193,272
   Net investment income                                107,121    110,613
   Net realized investment gains                          1,765      4,130
                                                       --------   --------
TOTAL NET REVENUES                                      306,003    308,015
                                                       --------   --------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities         76,277     80,463
   Policy benefits (net of reinsurance recoveries:
      2006 - $11,657; 2005 - $13,581)                    36,816     38,624
   Reinsurance premium ceded                             20,324     20,343
   Amortization of deferred policy acquisition costs     45,630     45,980
   Insurance expenses and taxes                          42,247     44,907
                                                       --------   --------
TOTAL BENEFITS AND EXPENSES                             221,294    230,317
                                                       --------   --------
EARNINGS BEFORE FEDERAL INCOME TAXES                     84,709     77,698
                                                       --------   --------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                               26,998     17,510
   Deferred                                                 562      1,831
                                                       --------   --------
TOTAL FEDERAL INCOME TAX EXPENSE                         27,560     19,341
                                                       --------   --------
NET EARNINGS                                           $ 57,149   $ 58,357
                                                       ========   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ------------------
(dollars in thousands)                                   2006      2005
                                                       -------   --------
NET EARNINGS                                           $20,895   $ 22,096
                                                       -------   --------
OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized gains (losses) on
      available-for-sale securities:
      Net unrealized holding gains (losses) arising
         during the period                              29,501    (23,308)
      Reclassification adjustment for gains included
         in net earnings                                  (759)    (4,079)
                                                       -------   --------
                                                        28,742    (27,387)
                                                       -------   --------
   Adjustments for policyholder liabilities             (4,674)     5,214
   Adjustments for deferred federal income taxes        (8,424)     7,761
                                                       -------   --------
Total other comprehensive income (loss), net of
   taxes                                                15,644    (14,412)
                                                       -------   --------
COMPREHENSIVE INCOME                                   $36,539   $  7,684
                                                       =======   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ------------------
(dollars in thousands)                                   2006      2005
                                                       -------   --------
NET EARNINGS                                           $57,149   $ 58,357
                                                       -------   --------
OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized losses on
      available-for-sale securities:
      Net unrealized holding losses arising during
         the period                                     (1,552)   (36,869)
      Reclassification adjustment for gains included
         in net earnings                                (1,053)    (4,501)
                                                       -------   --------
                                                        (2,605)   (41,370)
                                                       -------   --------
   Adjustments for policyholder liabilities              1,538      8,041
   Adjustments for deferred federal income taxes           373     11,665
                                                       -------   --------
Total other comprehensive loss, net of taxes              (694)   (21,664)
                                                       -------   --------
COMPREHENSIVE INCOME                                   $56,455   $ 36,693
                                                       =======   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                               ACCUMULATED
                                                  ADDITONAL       OTHER                      TOTAL
                                         COMMON    PAID-IN    COMPREHENSIVE    RETAINED   STOCKHOLDER'S
(dollars in thousands)                    STOCK    CAPITAL    INCOME (LOSS)    EARNINGS       EQUITY
                                         ------   ---------   -------------   ---------   -------------
BALANCE, JANUARY 1, 2005                 $2,500    $397,324     $ 14,298      $ 297,344     $ 711,466
Net earnings                                                                     67,364        67,364
Other comprehensive loss, net of taxes                           (25,997)                     (25,997)
                                         ------    --------     --------      ---------     ---------
BALANCE, DECEMBER 31, 2005                2,500     397,324      (11,699)       364,708       752,833
Net earnings                                                                     57,149        57,149
Cash dividend paid to parent                                                   (180,000)     (180,000)
Other comprehensive loss, net of taxes                              (694)                        (694)
                                         ------    --------     --------      ---------     ---------
BALANCE, SEPTEMBER 30, 2006              $2,500    $397,324     $(12,393)     $ 241,857     $ 629,288
                                         ======    ========     ========      =========     =========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ---------------------
(dollars in thousands)                                    2006        2005
                                                       ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                           $  57,149   $  58,357
Noncash items included in earnings:
   Amortization of deferred policy acquisition costs      45,630      45,980
   Capitalization of policy acquisition costs            (22,275)    (22,429)
   Amortization of deferred sales inducements              1,350          84
   Capitalization of sales inducements                    (8,852)     (6,378)
   Amortization of investments                             5,983       7,277
   Interest credited to policyholder liabilities          76,277      80,463
   Change in variable contract reserves                    6,361       3,232
   Provision for deferred federal income tax                 562       1,831
(Increase) decrease in operating assets:
   Trading account securities                             28,148         113
   Accrued investment income                                 439       2,777
   Reinsurance receivables                                (1,734)     (6,206)
   Affiliated receivables - net                            5,519         411
   Other                                                  (3,209)      2,685
Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                   2,100       2,715
   Other policyholder funds                                3,090         590
   Liability for guaranty fund assessments                  (255)       (181)
   Federal income taxes - current                         (2,984)     (7,469)
   Amortization of unearned policy charge revenue         (8,466)    (15,908)
   Capitalization of unearned policy charge revenue          237       1,398
   Affiliated payables - net                               5,613          --
   Other                                                  (2,405)      2,564
Other operating activities:
   Net realized investment gains                          (1,765)     (4,130)
                                                       ---------   ---------
Net cash and cash equivalents provided by
   operating activities                                  186,513     147,776
                                                       ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Sales of available-for-sale securities                245,259     331,034
   Maturities of available-for-sale securities            97,801     159,491
   Purchases of available-for-sale securities           (175,811)   (441,347)
   Sales of limited partnerships                             411       2,547
   Purchases of limited partnerships                        (250)     (2,100)
   Policy loans on insurance contracts - net              23,386      39,500
                                                       ---------   ---------
Net cash and cash equivalents provided by investing
   activities                                          $ 190,796   $  89,125
                                                       ---------   ---------

See Notes to Financial Statements.                                   (Continued)

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                       ---------------------
(dollars in thousands)                                    2006        2005
                                                       ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Cash dividend paid to parent                        $(180,000)  $      --
   Policyholder deposits (excludes internal policy
      replacement deposits)                              486,607     469,396
   Policyholder withdrawals (including transfers
      from separate accounts)                           (659,258)   (697,299)
                                                       ---------   ---------
Net cash and cash equivalents used in financing
   activities                                           (352,651)   (227,903)
                                                       ---------   ---------
Net increase in cash and cash equivalents                 24,658       8,998
Cash and cash equivalents, beginning of period            56,319      64,203
                                                       ---------   ---------
Cash and cash equivalents, end of period               $  80,977   $  73,201
                                                       =========   =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to affiliates for:
   Federal income taxes                                $  29,982   $  24,979
   Interest                                                  425         269

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                             (DOLLARS IN THOUSANDS)

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

New Accounting Pronouncements

In September of 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating whether or not it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted. The adoption is not expected to have a material impact on the Company's Financial Statements.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's Financial Statements and prescribes a recognition threshold and measurement attribute for the Financial Statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's Financial Statements.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1. The adoption of SOP 05-1 is not expected to have a material impact on the Company's Financial Statements.

NOTE 2. INVESTMENTS

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

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three and nine months ended September 30, 2006 and 2005.

The Company has recorded certain adjustments to policyholder account balances in connection with unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts policyholder account balances as if the unrealized holdings gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

                                                        SEPTEMBER   DECEMBER
                                                           2006       2005
                                                        ---------   --------
Assets:
   Fixed maturity securities                            $(17,910)   $(16,567)
   Equity securities                                       1,320       2,582
   Federal income taxes - deferred                         6,672       6,299
                                                        --------    --------
                                                          (9,918)     (7,686)
                                                        --------    --------
Liabilities:
   Policyholder account balances                           2,475       4,013
                                                        --------    --------
Stockholder's Equity:
   Accumulated other comprehensive loss, net of taxes   $(12,393)   $(11,699)
                                                        ========    ========

Net realized investment gains (losses) were as follows:

                                               THREE          NINE MONTHS
                                            MONTHS ENDED         ENDED
                                           SEPTEMBER 30,     SEPTEMBER 30,
                                           -------------   -----------------
                                           2006    2005      2006      2005
                                           ----   ------   -------   -------
Available-for-sale securities              $759   $4,026   $ 1,053   $ 4,440
Trading account securities:

   Net realized investment gains             --      285     1,902       982
   Net unrealized holding gains (losses)     --      372    (1,190)   (1,292)
                                           ----   ------   -------   -------
Total net realized investment gains        $759   $4,683   $ 1,765   $ 4,130
                                           ====   ======   =======   =======

NOTE 3. DEFERRED POLICY ACQUISITION COSTS AND UNEARNED POLICY CHARGE REVENUE

The impact of revisions to estimates on cumulative amortization of deferred policy acquisition costs ("DAC") and unearned policy charge revenue ("UPCR") is recorded as a charge or benefit to current operations ("unlocking").

The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:


                                                                    THREE MONTHS        NINE MONTHS
                                                                       ENDED               ENDED
                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                 -----------------   -----------------
                                                                   2006      2005      2006      2005
                                                                 -------   -------   -------   -------
Normal amortization related to variable life and annuity
   insurance products                                            $16,181   $12,183   $44,575   $31,510
Unlocking related to variable universal life insurance product     3,890    14,470     1,055    14,470
                                                                 -------   -------   -------   -------
Total amortization of DAC                                        $20,071   $26,653   $45,630   $45,980
                                                                 =======   =======   =======   =======

During the third quarter 2006, the Company revised mortality assumptions for the current year on its variable universal life insurance product resulting in an unlocking charge of $3,890. The increase in normal DAC amortization for the three and nine month periods ended September 30, 2006 is attributable to lower mortality as well as an increase in policy charge revenue as compared to the same periods in 2005.

The components of amortization (accretion) of UPCR for the three and nine month periods ended September 30 were as follows:

                                                                   THREE MONTHS        NINE MONTHS
                                                                      ENDED               ENDED
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                 ----------------   -----------------
                                                                  2006      2005      2006      2005
                                                                 ------   -------   -------   -------
Normal amortization (accretion) related to variable universal
   life insurance product                                        $3,919   $   677    $6,934   $(1,181)
Unlocking related to variable universal life insurance product    4,523    17,089     1,532    17,089
                                                                 ------   -------    ------   -------
Total amortization of UPCR                                       $8,442   $17,766    $8,466   $15,908
                                                                 ======   =======    ======   =======

During the third quarter 2006, the Company revised mortality assumptions for the current year on its variable universal life insurance product resulting in an unlocking benefit of $4,523. The increase in normal UPCR amortization (accretion) for the three and nine month periods ended September 30, 2006 is attributable to lower mortality as compared to the same periods in 2005.

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

Statutory capital and surplus at September 30, 2006 and December 31, 2005 were $292,288 and $400,951, respectively. For the nine month periods ended September 30, 2006 and 2005, statutory net income was $70,411 and $64,489, respectively.

During the first half of 2006, the Company paid cash dividends of $180,000 to MLIG, of which $39,800 were ordinary dividends and $140,200 were extraordinary.

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

                       THREE MONTHS         NINE MONTHS
                          ENDED                ENDED
                      SEPTEMBER 30,        SEPTEMBER 30,
                    -----------------   -------------------
                      2006      2005      2006       2005
                    -------   -------   --------   --------
Net Revenues (1):
   Annuities        $46,853   $47,091   $139,039   $132,792
   Life Insurance    33,292    43,498     82,701     90,098
   Other              1,742     2,377      7,986      4,662
                    -------   -------   --------   --------
Net Revenues        $81,887   $92,966   $229,726   $227,552
                    =======   =======   ========   ========

Net Earnings:
   Annuities        $10,719   $12,529   $ 30,136   $ 34,001
   Life Insurance     9,044     8,022     21,822     21,326
   Other              1,132     1,545      5,191      3,030
                    -------   -------   --------   --------
Net Earnings        $20,895   $22,096   $ 57,149   $ 58,357
                    =======   =======   ========   ========

(1) Net revenues include total net revenues net of interest credited to policyholder liabilities.

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

EQUITY MARKET PERFORMANCE

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of separate accounts assets are invested in equity-based mutual funds at September 30, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

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

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). The major U.S. equity indices rebounded during the third quarter aided by the U.S. Federal Reserve System's Federal Open Market Committee's ("FOMC") interest rate policies. The Dow rose by 4.7% for the quarter and is up 9.0% since the start of the year. The NASDAQ increased 4.0% for the quarter and 2.4% on a year-to-date basis, while the S&P increased 5.2% for the quarter and 7.0% on a year-to-date basis.

During the first nine months of 2006 average variable account balances increased $179.8 million (or 2%) to $10.9 billion as compared to the same period in 2005. The increase in average variable account balances contributed to the $0.3 million and $4.0 million increases in asset-based policy charge revenue during the three and nine month periods ended September 30, 2006 respectively, as compared to the same periods in 2005.

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

Both debt and equity markets conditions recovered due in part to the FOMC's decision to keep interest rates unchanged at 5.25% at its August and September meetings. The yield curve, although inverted at times, remained relatively flat during the quarter. The medium-term interest rate increased to 4.67% at September 30, 2006 from 4.36% at December 31, 2005 and 4.08% at September 30, 2005. The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                       THREE MONTHS      NINE MONTHS
                                                                           ENDED            ENDED
                                                                       SEPTEMBER 30,    SEPTEMBER 30,
                                                                      --------------   --------------
                                                                       2006    2005     2006    2005
                                                                      -----   ------   -----   ------
Average medium term interest rate yield                                4.67%    4.08%   4.67%    4.08%
Increase (decrease) in medium term interest rates (in basis points)     (58)      48      31       92

Credit spreads (in basis points)                                         87       90      87       90
Expanding (contracting) of credit spreads (in basis points)               1       (3)    (19)      18

Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                           $28.7   $(27.4)  $(2.6)  $(41.4)
   Interest-sensitive policyholder liabilities                         (4.7)     5.2     1.5      8.0
                                                                      -----   ------   -----   ------
Net increase (decrease) on market valuations                          $24.0   $(22.2)  $(1.1)  $(33.4)
                                                                      =====   ======   =====   ======

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

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. The Company primarily utilizes pricing services and broker quotes to determine the fair value of non-publicly traded fixed maturity and equity securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At September 30, 2006 and December 31, 2005, approximately, $225.1 million (or 13%) and, $238.2 million (or 12%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and nine month periods ended September 30, 2006 and 2005.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2006, variable annuities and variable life insurance accounted for $174.4 million (or 64%) and $87.8 million (or 32%), respectively, of the Company's DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $181.9 million (or 61%) and $103.2 million (or 35%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". See Note 3 to the Financial Statements for period-to-period differences in DAC unlocking. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

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

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2006 and December 31, 2005 were $2.1 billion and $2.2 billion, respectively.

Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principle assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2006 and December 31, 2005, future policy benefits were $418.7 million and $420.5 million, respectively.

Included within future policy benefits are liabilities established for guarantee benefit provisions relating to certain variable annuity and variable life contracts that the Company issues. These reserves are calculated in accordance with SOP 03-1 and are determined by estimating the expected value of living and death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or benefit to policy benefits expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The assumptions used in estimating the liabilities are consistent with those used for amortizing DAC. The assumptions of investment performance and volatility are consistent with historical market returns. The benefits used in calculating the liabilities are based on the average benefits payable over a range of scenarios. At September 30, 2006 and December 31, 2005, liabilities for living and death benefit reserves included within future policy benefits were $116.9 million and $110.6 million, respectively.

UNEARNED POLICY CHARGE REVENUE LIABILITY FOR VARIABLE LIFE INSURANCE

The Company's variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is recognized as income over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. See Note 3 to the Financial Statements for period-to-period differences in unearned policy charge revenue unlocking. At September 30, 2006 and December 31, 2005, the Company's unearned policy charge revenue liability was $37.4 million and $45.6 million, respectively.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three and nine month periods ended September 30, 2006, the Company decreased its provision for federal income taxes due to DRD and FTC adjustments by $1.4 million and $2.1 million, respectively. During the three and nine month periods ended September 30, 2005, the Company reduced its provision for federal income taxes due to DRD and FTC adjustments by $1.8 million and $7.9 million respectively.

RECENT DEVELOPMENTS

NEW ACCOUNTING PRONOUNCEMENTS

In September of 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is currently evaluating whether or not it will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted. The adoption is not expected to have a material impact on the Company's Financial Statements.

In June 2006, FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's Financial Statements and prescribes a recognition threshold and measurement attribute for the Financial Statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company's Financial Statements.

In September 2005, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97. The SOP defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. This SOP is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. The Company will adopt SOP 05-1 on January 1, 2007. The Company is currently assessing the Financial Statement impact related to the adoption of SOP 05-1. The adoption of SOP 05-1 is not expected to have a material impact on the Company's Financial Statements.

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

Total direct deposits decreased $37.1 million (or 17%) to $177.9 million and increased $24.8 million (or 5%) to $553.6 million during the three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. Total direct deposits by product were as follows:

                                         (DOLLARS IN
                                          MILLIONS)            % CHANGE
                                      ----------------   -------------------
                                                           THIRD      NINE
                                       THIRD     NINE     QUARTER    MONTHS
                                      QUARTER   MONTHS   2006 VS.   2006 VS.
                                        2006     2006      2005       2005
                                      -------   ------   --------   --------
Variable Annuities (including ICA):
   L-Share                             $ 63.6   $197.1      (9)%       49%
   Bonus                                 62.2    163.4      (5)        41
   B-Share                               28.1    115.4     (48)       (46)
   C-Share                               13.2     49.1     (16)        26
                                       ------   ------     ---        ---
                                        167.1    525.0     (18)         5
                                       ------   ------     ---        ---
All Other Deposits                       10.8     28.6       6          4
                                       ------   ------     ---        ---
Total Direct Deposits                  $177.9   $553.6     (17)%        5%
                                       ======   ======     ===        ===

During the current three month period, variable annuity deposits decreased $37.7 million (or 18%) to $167.1 million compared to the same period in 2005 as the prior year quarter was favorably impacted by the momentum and marketing efforts supporting the ICA product launch. During the current nine month period, variable annuity deposits increased $23.6 million (or 5%) to $525.0 million due to the product enhancements included in ICA and the continued demand for guaranteed benefit provisions.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

FINANCIAL CONDITION

At September 30, 2006, the Company's assets were $14.2 billion or $194.9 million lower than the $14.4 billion in assets at December 31, 2005. Assets excluding separate accounts assets decreased $219.1 million (or 6%) primarily due to the $180.0 million dividend payment, a reduction in the number of fixed rate contracts inforce and a decrease in market values on investment securities as a result of the current interest rate environment. Separate accounts assets, which represent 77% of total assets, increased $24.2 million to $10.9 billion. Changes in separate accounts assets were as follows:

(dollars in millions)                    1Q06      2Q06      3Q06      TOTAL
                                       -------   -------   -------   ---------
Investment performance                 $ 483.5   $(141.5)  $ 342.1   $   684.1
Deposits                                 165.4     200.9     171.5       537.8
Policy fees and charges                  (51.3)    (52.4)    (51.7)     (155.4)
Surrenders, benefits and withdrawals    (336.7)   (378.2)   (327.4)   (1,042.3)
                                       -------   -------   -------   ---------
Net increase (decrease)                $ 260.9   $(371.2)  $ 134.5   $    24.2
                                       =======   =======   =======   =========

During the first nine months of 2006, the Company experienced contract owner withdrawals that exceeded deposits on all products by $703.4 million. The components of contract owner transactions were as follows:

                                         THIRD
                                        QUARTER
(dollars in millions)                    2006
                                       --------
Deposits collected                     $  553.6
Internal tax-free exchanges               (67.0)
                                       --------
   Net contract owner deposits            486.6
                                       --------
Contract owner withdrawals                659.3
Net transfers from separate accounts      530.7
                                       --------
   Net contract owner withdrawals       1,190.0
                                       --------
Net contract owner activity            $ (703.4)
                                       ========

At September 30, 2006 and December 31, 2005, approximately $1.7 billion (or 98%) and $1.9 billion (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2006, approximately $93.3 million (or 5%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $132.0 million (or 7%) of BBB- rated fixed maturity securities at December 31, 2005.

At September 30, 2006 and December 31, 2005, approximately $35.0 million (or 2%) and $26.8 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2006, the Company's assets included $1.8 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first half of 2006, the Company paid cash dividends of $180.0 million to its parent, Merrill Lynch Insurance Group Inc., of which $39.8 million were ordinary dividends and $140.2 million, were extraordinary.

During 2003, the Company and Merrill Lynch & Co. executed a "keepwell" agreement. The agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory capital requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of September 30, 2006:

                                LESS THAN     THREE TO     MORE THAN
(dollars in millions)          THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
                               -----------   ----------   ----------   ------
Contractual Obligations:
   Long-term liabilities (1)      $24.8         $33.5       $243.5     $301.8

(1) Long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

During 2000, the Company committed to participate in a limited partnership. During the first quarter 2006, the Company committed the remaining $0.3 million of a $10.0 million obligation and has no further commitment obligation.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2006 and 2005, the Company recorded net earnings of $20.9 million and $22.1 million, respectively. For the nine month periods ended September 30, 2006 and 2005, the Company reported net earnings of $57.1 million and $58.4 million, respectively.

Policy charge revenue decreased $7.6 million (or 10%) and increased $3.8 million (or 2%) during the current three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The following table provides the changes in policy charge revenue by type for each respective period:

                                                    THREE MONTHS    NINE MONTHS
(dollars in millions)                              2006 VS. 2005   2006 VS. 2005
                                                   -------------   -------------
Asset-based policy charge revenue                     $0.3(1)        $ 4.0(1)
Guarantee benefits based policy charge revenue         1.5(2)          3.8(2)
Non-asset based policy charge revenue                 (9.4)(3)        (4.0)(3)
                                                     -----           -----
                                                     $(7.6)          $ 3.8
                                                     =====           =====

(1) Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances.

(2) The increases in guarantee benefits based policy charge revenue are due to the increase in inforce variable annuity contracts containing guaranteed benefit riders resulting from increased demand for guaranteed benefit provisions.

(3) The decreases in non-asset based policy charge revenue are primarily due to period-to-period differences in deferred policy load amortization and unlocking. See Note 3 to the Financial Statements regarding deferred policy load amortization and unlocking.

Net earnings derived from interest spread increased $0.5 million (or 5%) and $0.7 million (or 2%) during the current three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The increases are primarily due to higher portfolio yields as a result of the current interest rate environment.

Net realized investment gains decreased $3.9 million and $2.4 million during the current three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The following table provides the changes in realized investment gains by type:

                         THREE MONTHS    NINE MONTHS
(dollars in millions)   2006 VS. 2005   2006 VS. 2005
                        -------------   -------------
Credit related            $(3.0)(1)       $(3.2)(1)
Interest related           (0.2)(2)        (0.5)(2)
Trading account            (0.7)(3)         1.3(3)
                          -----           -----
                          $(3.9)          $(2.4)
                          =====           =====

(1) The decreases in credit related gains are primarily due to one large credit related gain in the third quarter 2005.

(2) The decreases in interest related gains are primarily due to decreases in asset valuations resulting from the current interest rate environment.

(3) During the first quarter 2006 the Company liquidated its trading portfolio. The valuations of these securities generally fluctuated in a direct relationship to changes in the valuations of the underlying common equity.

Policy benefits decreased $3.3 million (or 23%) and $1.8 million (or 5%) during the current three and nine month periods ended September 30, 2006, respectively, as compared to the same periods in 2005. The following table provides the changes in policy benefits by type for each respective period:

                                              THREE MONTHS    NINE MONTHS
(dollars in millions)                        2006 VS. 2005   2006 VS. 2005
                                             -------------   -------------
Variable annuity guarantee expense             $ 0.2(1)        $ 1.4(1)
Amortization of deferred sales inducements       0.5(2)          1.3(2)
Life insurance benefit expense                  (4.0)(3)        (4.5)(3)
                                               -----           -----
                                               $(3.3)          $(1.8)
                                               =====           =====

(1) The increases in variable annuity guarantee expense are due to an increase in living benefit reserves resulting from the increase in inforce contracts containing living benefit provisions.

(2) The increases in amortization of deferred sales inducements coincide with the March 2005 introduction of the bonus feature contained in the variable annuity product line.

(3) The decreases in life insurance benefit expense are primarily due to period-to-period differences in reinsurance activity.

Amortization of deferred policy acquisition costs decreased $6.6 million (or 25%) during the current three month period ended September 30, 2006, as compared to the same period in 2005 primarily due to period-to-period differences in unlocking. This amount was partially offset by increased amortization due to lower life insurance mortality expense. Amortization of deferred policy acquisition costs was relatively unchanged for the nine month period ended September 30, 2006 as compared to the same period in 2005. See Note 3 to the Financial Statements regarding DAC amortization and unlocking.


Insurance expenses and taxes decreased $2.7 million (or 6%) during the nine month period ended September 30, 2006, as compared to the same period in 2005 primarily due to higher new product development expenses incurred during the first nine months of 2005. Insurance expenses and taxes were relatively unchanged for the three month period ended September 30, 2006 as compared to the same period in 2005.

The Company's effective federal income tax rate was 30% and 33% during the current three and nine month periods ended September 30, 2006, respectively, as compared to 29% and 25% during the equivalent periods in 2005. The changes in the effective federal income tax rate during the respective periods are primarily due to period-to-period differences in DRD and FTC adjustments.

SEGMENT INFORMATION

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company's consolidated financial condition and results of operations presented herein.

ITEM 4. Controls and Procedures

The Company's Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Company's Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 13, 2006