Form 10-K
period 2006-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2007-03-26
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863; 333-133223; 333-133225

MERRILL LYNCH LIFE INSURANCE COMPANY
(Exact name of Registrant as specified in its charter)

Arkansas	91-1325756

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1700 Merrill Lynch Drive, 3rd Floor Pennington, New Jersey 08534

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

Item 1. Business
Merrill Lynch Life Insurance Company (the “Registrant” or “Merrill Lynch Life”) is a life insurance company engaged in the sale of annuity products. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Registrant is currently subject to primary regulation by the Arkansas Insurance Department. The Registrant is a direct wholly owned subsidiary of Merrill Lynch Insurance Group (“MLIG”). MLIG is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“Merrill Lynch & Co.”), a corporation whose common stock is traded on the New York Stock Exchange.
Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.
The Registrant is currently licensed in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2006, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Texas, 10%, Florida, 10%, California, 8%, New Jersey, 8%, Illinois, 7%, and Pennsylvania, 6%, as measured by total contract owner deposits.
The Registrant’s annuity products are sold by licensed agents affiliated with Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2006, approximately 12,735 agents of MLLA were authorized to act for the Registrant.
The Registrant makes available, free of charge, annual reports on Form 10-K and quarterly reports on Form 10-Q. This information is available through the Subsidiary Financials section of the Merrill Lynch & Co. Investor Relations website at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.
Item 1A. Risk Factors
Risk Factors that Could Affect Merrill Lynch Life
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
Competitive Environment
Industry Trends Could Adversely Affect Financial Results
Merrill Lynch Life continues to be influenced by a variety of trends that affect the insurance industry. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features and benefits. Larger companies have the ability to invest in brand equity, product development and risk management, which are among the fundamentals for sustained profitable growth in the life insurance industry. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength and flexibility are becoming prerequisites for sustainable growth in the life insurance industry. Larger market participants tend to have the capacity to invest in additional distribution capability and the information technology needed to offer the superior customer service demanded by an increasingly sophisticated industry client base.

Competitive Factors May Adversely Affect Market Share and Financial Results
Merrill Lynch Life is subject to intense competition. Management believes that this competition is based on a number of factors, including service, product features and benefits, scale, price, financial strength, claims-paying ratings, credit ratings, e-business capabilities and name recognition. Merrill Lynch Life competes with a large number of other insurers for insurance products, as well as non-insurance financial services companies for investment products. Some of these companies offer a broader array of products, have more competitive pricing or, with respect to other insurers, have higher claims paying ability ratings. Some may also have greater financial resources with which to compete.
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
Merrill Lynch Life is subject to a wide variety of insurance and other laws and regulations. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserving/capital requirements and marketing/sales practices for certain products, particularly variable annuities and the optional guaranteed benefits offered with these products.
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
Merrill Lynch Life also provides certain guaranteed benefits within its variable annuity products that protect policyholders against significant downturns in the equity markets. These guaranteed benefits may be more costly than expected in volatile or declining equity market conditions, causing Merrill Lynch Life to increase liabilities for future policy benefits and negatively affecting financial results.
Credit Risk
Impairment in the Value of the Investment Portfolio May Adversely Affect Financial Results
Merrill Lynch Life is subject to the risk that the issuers of the securities owned may default on principal and interest payments owed. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of the portfolio to decline and/or the default rate to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. With recent downgrades, as well as economic uncertainty and increasing interest rates, credit quality of issuers could be adversely affected. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on Merrill Lynch Life’s financial results.
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
As interest rates decrease or remain at low levels, Merrill Lynch Life may be forced to reinvest proceeds from investments that have matured or have been prepaid or sold at lower yields, reducing its investment margin. Moreover, borrowers may prepay or redeem certain investments in the investment portfolio with greater frequency in order to borrow at lower market rates, which exacerbates this risk. Lowering interest crediting rates can help offset decreases in investment margins on some products. However, Merrill Lynch Life’s ability to lower these rates could be limited by competition or contractually guaranteed minimum rates and may not match the timing or magnitude of changes in asset yields. As a result, the spread could decrease or potentially become negative. A decline in market interest rates could also reduce the return on investments that do not support specific policy obligations. Accordingly, declining interest rates may materially adversely affect financial results.
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
Reserving Assumptions for Guaranteed Benefits
Differences between Actual Experience and Reserving Assumptions May Adversely Affect Financial Results
Merrill Lynch Life’s earnings significantly depend upon the extent to which actual experience is consistent with the assumptions used in setting prices for variable annuity products and establishing liabilities for guaranteed benefits. Liabilities for guaranteed benefits are established based on estimates. Principal assumptions used in the establishment of these liabilities are mortality, surrender rates and returns on Separate Accounts assets. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, Merrill Lynch Life could be required to increase these liabilities.
Due to the nature of the underlying risks and the high degree of uncertainty associated with the determination of liabilities for guaranteed benefits, Merrill Lynch Life cannot determine precisely the amounts which will ultimately be paid to settle these liabilities. Such amounts may vary from the estimated amounts, particularly when those payments may not occur until well into the future. Merrill Lynch Life evaluates these liabilities periodically based on changes in the assumptions used to establish these liabilities, as well as actual experience. Merrill Lynch Life charges or credits changes in the liabilities to expenses in the period established or re-estimated. If the liabilities originally established for guaranteed benefit payments prove inadequate, then these liabilities must be increased. Such increases could negatively affect earnings and have an adverse effect on Merrill Lynch Life’s financial results.
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
Litigation Risk
Legal Proceedings Could Adversely Affect Merrill Lynch Life’s Operating Results and Financial Condition for a Particular Period and Impact its Credit Ratings.
Merrill Lynch Life may be named as a defendant in legal actions including arbitrations, class actions, and other litigation arising in connection with its insurance business activities. These legal actions can include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, Merrill Lynch Life will accrue a liability when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases in which claimants seek substantial or indeterminate damages, Merrill Lynch Life would not be able to predict what the eventual loss or range of loss related to such matters could be, which may be material to its financial results or cash flows for any particular period and may impact its credit ratings.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
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
Item 3. Legal Proceedings
There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject, and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.
Item 4. Submission of Matters to a Vote of Security Holders
Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The Registrant is a wholly owned subsidiary of MLIG, which is an indirect wholly owned subsidiary of Merrill Lynch & Co. MLIG is the sole record holder of Registrant’s shares. Therefore, there is no public trading market for Registrant’s common stock.
During 2006, the Registrant paid a dividend of $180,000,000 to MLIG, of which $39,845,097 were ordinary dividends. During 2005, the Registrant did not pay a dividend. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 10 to the Registrant’s Financial Statements.
(b)	Not applicable.

(c)	Not applicable.
Item 6. Selected Financial Data
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
Business Overview
Merrill Lynch Life conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. Merrill Lynch Life currently offers the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (GMDB’s), guaranteed minimum income benefits (GMIB’s) and guaranteed minimum withdrawal benefits (GMWB’s). Merrill Lynch Life believes that the demand for retirement products containing guarantee features will continue to increase in the future. Merrill Lynch Life believes it is well positioned to continue meeting these demands for guaranteed benefits.
Life Insurance Strategy
During the first quarter 2005, Merrill Lynch Life transitioned the policy administration of its inforce life insurance contracts to an unaffiliated third party service provider. Merrill Lynch Life remains committed to the delivery of high quality services for all life insurance contracts inforce.
During 2003, Merrill Lynch Life discontinued manufacturing its single premium variable life insurance product. As a result, Merrill Lynch Life currently does not manufacture, market, or issue life insurance products.

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
Valuation of Fixed Maturity and Equity Securities
Merrill Lynch Life’s principal investments are available-for-sale fixed maturity and equity securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, Merrill Lynch Life utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2006 and December 31, 2005, approximately, $203.2 million (or 12%) and $238.2 million (or 12%), respectively, of Merrill Lynch Life’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Other-Than-Temporary Impairment Losses on Investments
Merrill Lynch Life regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with Merrill Lynch Life’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and Merrill Lynch Life’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. Merrill Lynch Life did not experience any realized investment losses due to OTT declines in fair value for the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, Merrill Lynch Life realized investment losses due to OTT declines in fair value of $1.9 million and $2.1 million, respectively.

Deferred Policy Acquisition Costs for Variable Annuities and Variable Life Insurance
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs (“DAC”) are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2006, variable annuities and variable life insurance accounted for $191.9 million (or 67%) and $83.2 million (or 29%), respectively, of Merrill Lynch Life’s DAC asset. At December 31, 2005, variable annuities and variable life insurance accounted for $181.9 million (or 61%) and $103.2 million (or 35%), respectively, of Merrill Lynch Life’s DAC asset.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less provisions for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
DAC for variable life insurance is amortized with interest over the anticipated lives of the insurance contacts in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, Merrill Lynch Life generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a period of approximately ten years. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. Merrill Lynch Life adopted this methodology in 2004. For variable life insurance, Merrill Lynch Life generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, Merrill Lynch Life may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2006, 2005 and 2004 the favorable (unfavorable) impact on pre-tax earnings related to DAC unlocking was $16.7 million, ($81.9) million, and $41.3 million, respectively. See Note 4 to the Financial Statements for a further discussion of period-to-period differences in DAC unlocking.
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

Merrill Lynch Life’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2006 and 2005 were $2.0 billion and $2.2 billion, respectively.
Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2006 and 2005, future policy benefits were $408.7 million and $420.5 million, respectively. Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that Merrill Lynch Life issues. Merrill Lynch Life regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2006 and 2005 the favorable impact on pre-tax earnings related to GMDB and GMIB liability unlocking was $10.7 million and $4.3 million respectively. There was no unlocking during 2004. See Note 6 to the Financial Statements for a further discussion of GMDB and GMIB liabilities.
Unearned Policy Charge Revenue (“UPCR”) Liability for Variable Life Insurance
Merrill Lynch Life’s variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is accreted into revenue over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. For the years ended December 31, 2006 and 2005 the favorable impact on pre-tax earnings related to UPCR unlocking was $1.5 million and $67.9 million, respectively. There was no UPCR unlocking during 2004. At December 31, 2006 and December 31, 2005, Merrill Lynch Life’s UPCR liability was $35.5 million and $45.6 million, respectively.
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of Merrill Lynch Life’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 7 to the Financial Statements for period-to-period differences in DRD and FTC adjustments. During 2006, 2005 and 2004, Merrill Lynch Life reduced its provision for federal income taxes by $4.4 million, $9.2 million and $6.0 million, respectively, due to DRD and FTC adjustments.

Recent Developments
Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements (“SFAS No. 157”). Merrill Lynch Life intends to early adopt SFAS No. 159 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on Merrill Lynch Life’s Financial Statements.
On January 1, 2007, Merrill Lynch Life adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since Merrill Lynch Life’s practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on Merrill Lynch Life’s Financial Statements.
As of December 31, 2006, Merrill Lynch Life adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in the SAB provide the Staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. Since Merrill Lynch Life’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of the SAB did not have an impact on Merrill Lynch Life’s Financial Statements.
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. Merrill Lynch Life intends to early adopt SFAS No. 157 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on Merrill Lynch Life’s Financial Statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Merrill Lynch Life will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on Merrill Lynch Life’s Financial Statements.

On January 1, 2004, Merrill Lynch Life adopted the provisions of SOP 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts. SOP 03-1 required the establishment of a liability for contracts that contain death or other insurance benefits using a reserve methodology that was different from the methodology that Merrill Lynch Life previously employed. As a result, Merrill Lynch Life recorded a $41,304 increase in policyholder liabilities and a $850 decrease in deferred policy acquisition costs resulting in a charge to earnings of $27,400, net of a federal income tax benefit of $14,754, which was reported as a cumulative effect of a change in accounting principle during 2004.
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
Merrill Lynch & Co. offers for sale numerous variable annuity products issued by unaffiliated insurers. Merrill Lynch Life’s market share of variable annuity sales within the Merrill Lynch & Co. distribution system was 13%, 14% and 15% for 2006, 2005 and 2004, respectively.
Merrill Lynch Life seeks to provide superior customer service and financial management to promote the competitiveness of its products. Merrill Lynch Life’s customer service center has established standards of performance that are monitored on a regular basis. Managers and employees in the customer service center are periodically evaluated based on their performance in meeting these standards.
Merrill Lynch Life has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.’s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During March 2005, Merrill Lynch Life introduced a new variable annuity product line called Merrill Lynch Investor Choice Annuity (“ICA”), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features including guaranteed minimum death, income and withdrawal benefits, charge structures, and investment options. ICA is offered in B-Share, C-Share and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit.
Total direct deposits by product for the three years ended December 31 were as follows:

	(dollars in millions)			% Change
				2006 vs.	2005 vs.
	2006	2005	2004	2005	2004
Variable Annuities (including ICA):
L-Share	$276.8	$199.8	$13.8	39%	1,348%
Bonus	242.4	161.1	—	50	100
B-Share	171.7	261.2	677.1	(34)	(61)
C-Share	62.7	55.3	44.2	13	25

	753.6	677.4	735.1	11	(8)

All Other Deposits	33.2	34.0	40.2	(2)	(15)

Total Direct Deposits	$786.8	$711.4	$775.3	11%	(8)%

Total direct deposits increased $75.4 million (or 11%) to $786.8 million for the period ended December 31, 2006, as compared to the period ended December 31, 2005. During 2006, variable annuity deposits increased $76.2 million (or 11%) to $753.6 million as compared to 2005. The increase is primarily due to a full year of ICA sales, as well as post-launch enhancements to the product line. In addition, management believes that deposits were favorably impacted by the continuing client demand for guaranteed benefit provisions.
All other deposits includes deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Financial Condition
At December 31, 2006, Merrill Lynch Life’s assets were $14.6 billion or $261.0 million higher than the $14.4 billion in assets at December 31, 2005. Assets excluding separate accounts assets decreased $152.2 million (or 4%) primarily due to the $180.0 million dividend payment. Separate accounts assets, which represent 77% of total assets, increased $413.2 million (or 4%) to $11.3 billion. Changes in separate accounts assets during each quarter of 2006 were as follows:

(dollars in millions)	1Q06	2Q06	3Q06	4Q06	Total
Investment performance	$483.5	$(141.5)	$342.1	$595.4	$1,279.5
Deposits	165.4	200.9	171.5	232.0	769.8
Policy fees and charges	(51.3)	(52.4)	(51.7)	(53.1)	(208.5)
Surrenders, benefits and withdrawals	(336.7)	(378.2)	(327.4)	(385.3)	(1,427.6)

Net increase (decrease)	$260.9	$(371.2)	$134.5	$389.0	$413.2

During 2006, Merrill Lynch Life experienced contract owner withdrawals that exceeded deposits on all products by $909.1 million. The components of contract owner transactions were as follows:

(dollars in millions)	2006
Deposits collected	$786.8
Internal tax-free exchanges	(101.7)

Net contract owner deposits	685.1

Contract owner withdrawals	911.0
Net transfers from separate accounts	683.2

Net contract owner withdrawals	1,594.2

Net contract owner activity	$(909.1)

Merrill Lynch Life maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents. Merrill Lynch Life has no mortgage or real estate holdings and its investment in below investment grade fixed maturity securities are below the industry average.
The following schedule identifies Merrill Lynch Life’s general account invested assets by type for the years ended December 31:

	2006	2005
Investment grade fixed maturity securities (rated A or higher)	38%	40%
Policy loans	34	33
Investment grade fixed maturity securities (rated BBB)	16	21
Cash and cash equivalents	8	2
Equity securities	3	2
Below investment grade fixed maturity securities	1	1
Trading account securities (1)	—	1

	100%	100%

(1)	During the first quarter 2006 Merrill Lynch Life liquidated its trading portfolio.
At December 31, 2006 and 2005, approximately $1,552.9 million (or 99%) and $1,857.2 million (or 99%), respectively, of fixed maturity securities were considered investment grade. Merrill Lynch Life defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2006, approximately $58.7 million (or 4%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $132.0 million (or 7%) of BBB- rated fixed maturity securities at December 31, 2005.
At December 31, 2006 and 2005, approximately $17.5 million (or 1%) and $26.8 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. These investment grade holdings were the result of ratings downgrades on existing securities as Merrill Lynch Life does not purchase below investment grade securities. Merrill Lynch Life closely monitors such investments.
Merrill Lynch Life’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $91.8 million and $22.7 million at December 31, 2006 and 2005, respectively. At December 31, 2006 and 2005, approximately $68.4 million (or 74%) and $7.6 million (or 34%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.

At December 31, 2006, Merrill Lynch Life had 21,550 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.26% and 4.20% during 2006 and 2005, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 4.88% and 4.73% during 2006 and 2005, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 1,993 (or 8%) as compared to 2005.
Merrill Lynch Life has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2006 and 2005, Merrill Lynch Life’s estimated net liability for future guaranty fund assessments was $6.0 million and $6.8 million, respectively. Merrill Lynch Life regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
Business Environment
Merrill Lynch Life’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting Merrill Lynch Life’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). U.S. equity indices steadily increased during 2006, finishing the year substantially higher than 2005. The Dow, NASDAQ and S&P ended the year with increases of 16.3%, 9.5% and 13.6%, respectively.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 78% of separate accounts assets were invested in equity-based mutual funds at December 31, 2006. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, Merrill Lynch Life’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.
Fluctuations in the U.S. equity market also directly impact Merrill Lynch Life’s exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guaranteed benefit exceeds the variable account balance. Prolonged periods of minimal or negative investment performance may result in greater guaranteed benefit costs as compared to assumptions. If Merrill Lynch Life determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.
During 2006 average variable account balances increased $229.2 million (or 2%) to $11.0 billion as compared to 2005. The increase in average variable account balances contributed to a $6.4 million (or 4%) increase in asset-based policy charge revenue during the period ended December 31, 2006 as compared to the same period in 2005.
Medium Term Interest Rates, Corporate Credit and Credit Spreads
Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since Merrill Lynch Life has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations for the years ended December 31 were as follows:

	2006	2005
Average medium term interest rate yield (1)	4.77%	4.36%
Increase in medium term interest rates (in basis points)	41	120

Credit spreads (in basis points) (2)	77	106
Expanding (contracting) of credit spreads (in basis points)	(29)	34

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$0.9	$(51.7)
Interest-sensitive policyholder liabilities	1.4	11.7

Net increase (decrease) on market valuations	$2.3	$(40.0)

(1)	Merrill Lynch Life defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

(2)	Merrill Lynch Life defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

Despite the slow and steady increase in medium term interest rates during 2006, market valuations were favorably impacted by the tightening of credit spreads in 2006 as compared to 2005. Market valuations during 2005 were unfavorably impacted by the substantial increase in medium term interest rates.
Liquidity and Capital Resources
Liquidity
Merrill Lynch Life’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has inforce. Merrill Lynch Life has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. Merrill Lynch Life anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2006 and 2005, Merrill Lynch Life’s assets included $1.8 billion and $2.0 billion, respectively, of cash, cash equivalents, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Merrill Lynch Life receives claims paying ability ratings from Standard and Poor’s and A.M. Best. During 2006, Standard and Poor’s upgraded Merrill Lynch Life’s rating to “AA-” from “A+” while Merrill Lynch Life’s A.M. Best rating of “A” was affirmed during 2006.
Capital Resources
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
Merrill Lynch Life and Merrill Lynch & Co. are parties to a “keepwell” agreement. This agreement obligates Merrill Lynch & Co. to maintain a level of capital in Merrill Lynch Life in excess of minimum regulatory requirements.
Merrill Lynch Life has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow Merrill Lynch Life to reduce its absolute level of statutory surplus. In implementing this plan, Merrill Lynch Life paid a cash dividend during 2006 of $180.0 million to MLIG, of which $39.8 million was considered an ordinary dividend and $140.2 million was extraordinary. Merrill Lynch Life did not pay a dividend during 2005. In 2004, Merrill Lynch Life paid a cash dividend of $97.5 million to MLIG, of which $29.3 million was considered an ordinary dividend. Pending regulatory approval, Merrill Lynch Life intends to pay a cash dividend to MLIG during 2007.

Statutory Practices and Risk-Based Capital (“RBC)
In order to continue to issue annuity products, Merrill Lynch Life must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves are calculated under different rules than GAAP.
The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2006 and 2005, based on the RBC formula, Merrill Lynch Life’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
Contractual Obligations
The following table summarizes Merrill Lynch Life’s contractual obligations as of December 31, 2006:

	Less Than	Three to	More Than
(dollars in millions)	Three Years	Five Years	Five Years	Total
Contractual Obligations:
Long-term liabilities (1)	$22.3	$33.2	$244.8	$300.3

(1)	The long-term liabilities include the portion of future policy benefits for which Merrill Lynch Life believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where Merrill Lynch Life is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.
During 2000, Merrill Lynch Life committed to participate in a limited partnership. During the first quarter 2006, Merrill Lynch Life committed the remaining $0.3 million of a $10.0 million obligation and has no further commitment.
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

2006 compared to 2005
Merrill Lynch Life recorded net earnings of $94.7 million and $67.4 million for 2006 and 2005, respectively.
Policy charge revenue decreased $40.1 million (or 13%) to $264.7 million during 2006 as compared to $304.8 million in 2005. The following table provides the changes in policy charge revenue by type for each respective period:

Policy Charge Revenue	2006	2005	Change
	(In Millions)
UPCR unlocking	$1.5	$67.9	$(66.4	)(1)
Guaranteed benefit based policy charge revenue	13.7	7.5	6.2	(2)
Asset-based policy charge revenue	164.7	158.3	6.4	(3)
Non-asset based policy charge revenue	84.8	71.1	13.7	(4)

	$264.7	$304.8	$(40.1)

(1)	See the Critical Accounting Policies section above for further discussion of UPCR unlocking.

(2)	The increase in guaranteed benefit based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders resulting from increased demand for these provisions.

(3)	Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances during 2006 as compared to 2005.

(4)	The increase in non-asset based policy charge revenue is primarily due an increase in UPCR accretion.
Net realized investment gains decreased $1.4 million to $1.2 million during 2006 as compared to $2.6 million in 2005 primarily due to period-to-period differences in credit related gains. Prior year credit related gains were favorably impacted by a large gain on one security.
Policy benefits decreased $8.1 million (or 17%) to $39.2 million during 2006 as compared to $47.3 million in 2005. The following table provides the changes in policy benefits by type:

Policy Benefits	2006	2005	Change
	(In Millions)
Variable annuity guaranteed benefit reserve unlocking	$(10.7)	$(4.3)	$(6.4	)(1)
Life insurance benefit expense	18.0	20.8	(2.8	)(2)
Amortization of deferred sales inducements	1.0	0.4	0.6	(3)
Variable annuity guaranteed benefit expense	30.9	30.4	0.5	(4)

	$39.2	$47.3	$(8.1)

(1)	See the Critical Accounting Policies section above for further discussion of variable annuity benefit reserve unlocking.

(2)	The decrease in life insurance benefit expense is primarily due to period-to-period differences in reinsurance activity.

(3)	The increase in amortization of deferred sales inducements coincide with the March 2005 introduction of the bonus feature contained in the variable annuity product line.

(4)	The increase in variable annuity benefit expense is due to increased accruals for variable annuity liabilities resulting from the higher asset-based policy charge revenue.
Amortization of DAC decreased $84.0 million to $42.3 million during 2006 as compared to $126.3 million in 2005 primarily as a result of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Offsetting the impact of DAC unlocking is an increase in normal amortization due to higher policy charge revenue.
Merrill Lynch Life’s effective federal income tax rate increased to 32% for 2006 from 25% for 2005 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
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
Net earnings derived from interest spread increased $4.0 million (or 11%) to $41.3 million during 2005 as compared to $37.3 million in 2004. The following table provides the components and changes in interest spread:

Interest Spread	2005	2004	Change
	(In Millions)
Net investment income	$147.7	$157.1	$(9.4	)(1)
Interest credited to policyholder account balances	(106.4)	(119.8)	13.4	(2)

	$41.3	$37.3	$4.0

(1)	Despite the reduction in fixed rate contracts inforce, net investment income was favorably impacted by an increase in asset yields during 2005 as compared to 2004.

(2)	The decrease in interest credited is primarily due to the reduction in fixed rate contracts inforce. In addition, interest credited was favorably impacted during 2005 by mortality gains on annuitized contracts.
Net realized investment gains decreased $1.4 million to $2.6 million during 2005 as compared to $4.0 million in 2004. The following table provides the changes in net realized investment gains (losses) by type:

Net Realized Gains (Losses)	2005	2004	Change
	(In Millions)
Interest related gains	$0.4	$4.7	$(4.3	)(1)
Trading account gains	0.1	1.4	(1.3	)(2)
Credit related gains (losses)	2.1	(2.1)	4.2	(3)

	$2.6	$4.0	$(1.4)

(1)	The decrease in interest related gains is primarily due decreases to asset market valuations resulting from the increasing interest rate environment during 2005 as compared to 2004.

(2)	The trading account is comprised of convertible debt and convertible preferred equity securities. The valuations of these securities generally fluctuate in a direct relationship to changes in the valuations of the underlying common equity.

(3)	The increase in credit related gains is primarily due to one large credit related gain incurred during the third quarter 2005.
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
Policy benefits decreased $7.0 million (or 13%) to $47.3 million during 2005 as compared to $54.3 million in 2004. The following table provides the changes in policy benefits by type:

Policy Benefits	2005	2004	Change
	(In Millions)
Life insurance benefit expense	$20.8	$25.4	$(4.6	) (1)
Variable annuity guaranteed benefit expense	26.5	28.9	(2.4	) (2)

	$47.3	$54.3	$(7.0)

(1)	During 2005 life insurance benefit expense was favorably impacted by a decrease in net amount at risk per death claim as compared to 2004. Additionally, Merrill Lynch Life performed an analysis on its incurred but not reported (“IBNR”) claim liability during 2004. Based on mortality experience, Merrill Lynch Life increased its IBNR liability by $2.1 million during 2004.

(2)	The decrease in variable annuity guaranteed benefit expense is primarily due to favorable GMDB liability unlocking during 2005 as noted in the Critical Accounting Policies section above.
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
Insurance expenses and taxes increased $1.8 million (or 3%) to $59.4 million during 2005 as compared to $57.6 million in 2004. The following table provides the changes in insurance expenses and taxes by type:

Insurance Expenses and Taxes - Net of Capitalization	2005	2004	Change
	(In Millions)
Commissions	$29.9	$28.7	$1.2	(1)
General insurance expenses	28.7	28.0	0.7	(2)
Taxes, licenses, and fees	0.8	0.9	(0.1)

	$59.4	$57.6	$1.8

(1)	The increase in commissions is primarily due to an increase in variable annuity asset-based commissions.

(2)	The increase in general insurance expenses is primarily due to new product development expenses.

Merrill Lynch Life’s effective federal income tax rate decreased to 25% for 2005 from 30% for 2004 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
Segment Information
Merrill Lynch Life’s operating results are categorized into two business segments: Annuities and Life Insurance. Merrill Lynch Life’s Annuity segment consists of variable annuities and interest-sensitive annuities. Merrill Lynch Life’s Life Insurance segment consists of variable life insurance products and interest-sensitive life products. The “Other” earnings category represents earnings on invested assets that do not support contract owner liabilities. Select financial information by segment for the years ended December 31 is as follows:

Annuities	2006	2005	2004
	(Dollars In Millions)
Net revenues	$186.7	$174.7	$167.6
Net revenues — % of all segments	61%	50%	61%

Earnings before change in accounting principle	$60.0	$28.3	$61.2
Earnings before change in accounting principle — % of all segments	63%	42%	66%

Net earnings	$60.0	$28.3	$35.0
Net earnings — % of all segments	63%	42%	54%

Life	2006	2005	2004
	(Dollars In Millions)
Net revenues	$109.4	$166.5	$97.2
Net revenues — % of all segments	36%	48%	35%

Earnings before change in accounting principle	$27.8	$34.2	$24.7
Earnings before change in accounting principle — % of all segments	29%	51%	27%

Net earnings	$27.8	$34.2	$23.5
Net earnings — % of all segments	29%	51%	36%

Other	2006	2005	2004
	(Dollars In Millions)
Net revenues	$10.6	$7.5	$10.4
Net revenues — % of all segments	3%	2%	4%

Earnings before change in accounting principle	$6.9	$4.9	$6.8
Earnings before change in accounting principle — % of all segments	7%	7%	7%

Net earnings	$6.9	$4.9	$6.8
Net earnings — % of all segments	7%	7%	10%
The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with Merrill Lynch Life’s consolidated financial condition and results of operations presented herein.

OTT impairment losses on investments by segment were as follows:

Segment	2006	2005	2004
	(In Millions)
Annuities	$—	$1.6	$1.8
Life insurance	—	—	0.3
Other	—	0.3	—
     Merrill Lynch Life is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2006, 2005, or 2004.
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
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Merrill Lynch Life manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by Merrill Lynch Life’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration of insurance liabilities to the duration of assets supporting those liabilities.

The following table presents the estimated net impact on the fair value of investments and interest sensitive liabilities resulting from various hypothetical interest rate scenarios, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
Change in Interest Rates	2006	2005
	(In Millions)
+ 100 Basis Points	$(4.1)	$(10.2)
+ 50 Basis Points	$(1.7)	$(4.9)
+ 10 Basis Points	$(0.3)	$(0.9)
- 10 Basis Points	$0.3	$1.0
- 50 Basis Points	$1.0	$4.4
- 100 Basis Points	$1.2	$8.7
Merrill Lynch Life’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets or liabilities. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.
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
The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in Merrill Lynch Life’s model:

	Change in Fair Value
Change in Credit Spreads	2006	2005
	(In Millions)
+ 50 Basis Points	$(18.1)	$(29.1)
+ 10 Basis Points	$(3.6)	$(5.9)
- 10 Basis Points	$3.6	$5.9
- 50 Basis Points	$18.1	$29.5

Merrill Lynch Life’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets. The model incorporates Merrill Lynch Life’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.
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
Equity Price Risk
Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. Merrill Lynch Life manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact Merrill Lynch Life in the following ways:
•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings, thus lower asset balances will result in lower policy charge revenue and lower actual gross profits.

•	Increased exposure to death and living benefits. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB and GMIB provisions exceed those variable contract owner account balances. This may result in greater future policy benefit expense. Additionally, declines in the U.S. equity markets may also increase Merrill Lynch Life’s exposure to benefits under GMWB provisions. This provision can generate volatility in earnings as the underlying embedded derivative liability is recorded at fair value in response to changes in equity market conditions and policyholder behavior. This may result in greater policy benefit expense.

•	Potential hindrance of sales and marketing efforts for variable annuity products.

•	One or any combination of the above items may lead to the revision of future assumptions which may result in unfavorable DAC, UPCR or variable annuity guaranteed benefit reserve unlocking.
Item 8. Financial Statements and Supplementary Data
The financial statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not applicable
Item 9A. Controls and Procedures
The Registrant’s Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Registrant’s Chief Executive Officer, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Registrant’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the Registrant’s Chief Executive Officer and Chief Financial Officer have concluded that the Registrant’s disclosure controls and procedures are effective.
In addition, no change in the Registrant’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.
Item 9B. Other Information
     No information is required to be disclosed under this item.
PART III
Information called for by items 10 through 13 of this part is omitted pursuant to General instruction I. of Form 10-K.
Item 14. Principal Account Fees and Services
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
Fees Paid to the Registrant’s Independent Auditor
The following table represents fees for professional services rendered by Deloitte & Touche LLP for the audit of the Registrant’s financial statements for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by Deloitte & Touche LLP during those periods.

	2006	2005
Audit (1)	$1,265,255	$831,624
Audit-Related (2)	27,673	18,105
Tax (3)	13,837	9,053
All Other (4)	76,903	46,469

Total	$1,383,668	$905,251

(1)	Audit Fees included audit work performed in the review and preparation of the financial statements, as well as, services that generally only the independent auditor can be expected to provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the Securities and Exchange Commission.

(2)	Audit-Related Fees included accounting consultations relating to actuarial valuations.

(3)	Tax Fees included all services performed by the independent auditor’s tax personnel.

(4)	All Other Fees included miscellaneous out-of-pocket expenses.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 2, 2007.
b.	Balance Sheets at December 31, 2006 and 2005.
c.	Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004.
d.	Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.
e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2006, 2005 and 2004.
f.	Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
g.	Notes to Financial Statements for the Years Ended December 31, 2006, 2005 and 2004.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

23.1	Written consent of Deloitte & Touche, LLP, independent registered public accounting firm, is filed herewith.
24.1	Power of attorney of Barry G. Skolnick. (Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.)
24.2	Power of attorney of John C. Carroll. (Incorporated by reference to Exhibit 24.2 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, and 333-33863, filed March 29, 2006.)

24.3	Power of attorney of Paul Michalowski. (Incorporated by reference to Exhibit 24.3 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, and 333-33863, filed March 29, 2006.)

24.4	Power of attorney of Deborah J. Adler. (Incorporated by reference to Exhibit 24.5 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 29, 2004.)

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Report
Balance Sheets at December 31, 2006 and 2005
Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004
Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004
Statements of Stockholder’s Equity for the Years Ended December 31, 2006, 2005 and 2004
Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004
Notes to Financial Statements for the Years Ended December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Merrill Lynch Life Insurance Company
We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the “Company”) as of December 31, 2006 and 2005, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of Merrill Lynch Life Insurance Company as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 1 to the financial statements, in 2004 the Company changed its method of accounting for long-duration contracts to conform to Statement of Position 03-1 “Accounting and Reporting by Insurance Enterprises for Certain Non-Traditional Long-Duration Contracts and for Separate Accounts.”
/s/ Deloitte & Touche LLP
New York, New York
March 2, 2007

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Balance Sheets

	December 31,	December 31,
(dollars in thousands)	2006	2005
ASSETS

Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2006 - $1,586,196; 2005 - $1,900,606)	$1,570,383	$1,884,039
Equity available-for-sale securities, at estimated fair value (cost: 2006 - $70,021; 2005 - $61,696)	72,728	64,278
Trading account securities, at estimated fair value	—	27,436
Limited partnerships, at cost	11,417	12,195
Policy loans on insurance contracts, at outstanding loan balances	968,874	992,143

	2,623,402	2,980,091

Cash and Cash Equivalents	230,586	56,319

Accrued Investment Income	47,548	52,466

Deferred Policy Acquisition Costs	285,648	296,189

Deferred Sales Inducements	20,606	8,298

Federal Income Taxes — Deferred	—	1,937

Reinsurance Receivables	10,522	9,231

Affiliated Receivables — Net	—	5,519

Receivables from Securities Sold	23,921	254

Other Assets	49,241	33,338

Separate Accounts Assets	11,330,397	10,917,234

Total Assets	$14,621,871	$14,360,876

See Notes to Financial Statements.	(Continued)

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Balance Sheets

	December 31,	December 31,
(dollars in thousands, except common stock par value and shares)	2006	2005
LIABILITIES
Policyholder Liabilities and Accruals
Policyholder account balances	$2,047,973	$2,163,838
Future policy benefits	408,681	420,542
Claims and claims settlement expenses	42,426	31,147

	2,499,080	2,615,527

Other Policyholder Funds	6,973	1,948

Liability for Guaranty Fund Assessments	6,005	6,791

Federal Income Taxes — Current	16,295	17,572

Federal Income Taxes — Deferred	2,846	—

Payables for Securities Purchased	40,319	962

Affiliated Payables — Net	9,982	—

Unearned Policy Charge Revenue	35,545	45,604

Other Liabilities	5,393	2,405

Separate Accounts Liabilities	11,330,397	10,917,234

Total Liabilities	13,952,835	13,608,043

STOCKHOLDER’S EQUITY
Common stock ($10 par value; authorized: 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	397,324	397,324
Accumulated other comprehensive loss, net of taxes	(10,233)	(11,699)
Retained earnings	279,445	364,708

Total Stockholder’s Equity	669,036	752,833

Total Liabilities and Stockholder’s Equity	$14,621,871	$14,360,876

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Earnings

(dollars in thousands)	For the Years Ended December 31,
	2006	2005	2004
Net Revenues
Policy charge revenue	$264,669	$304,848	$233,982
Net investment income	142,617	147,730	157,080
Net realized investment gains	1,236	2,622	3,999

Total Net Revenues	408,522	455,200	395,061

Benefits and Expenses
Interest credited to policyholder liabilities	101,837	106,444	119,804
Policy benefits (net of reinsurance recoveries: 2006 - $14,536; 2005 - $17,706; 2004 - $15,903)	39,158	47,270	54,282
Reinsurance premium ceded	26,919	26,322	25,197
Amortization of deferred policy acquisition costs	42,337	126,281	4,904
Insurance expenses and taxes	59,248	59,396	57,560

Total Benefits and Expenses	269,499	365,713	261,747

Earnings Before Federal Income Taxes	139,023	89,487	133,314

Federal Income Tax Expense (Benefit)
Current	40,293	32,083	37,334
Deferred	3,993	(9,960)	3,285

Total Federal Income Tax Expense	44,286	22,123	40,619

Earnings Before Change in Accounting Principle	94,737	67,364	92,695

Change in Accounting Princple, Net of tax	—	—	(27,400)

Net Earnings	$94,737	$67,364	$65,295

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Comprehensive Income

(dollars in thousands)	For the Years Ended December 31,
	2006	2005	2004
Net Earnings	$94,737	$67,364	$65,295

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	1,403	(48,849)	(11,852)
Reclassification adjustment for gains included in net earnings	(524)	(2,851)	(2,562)

	879	(51,700)	(14,414)

Adjustments for policyholder liabilities	1,377	11,704	19,033
Adjustments for deferred federal income taxes	(790)	13,999	(1,526)
Adjustments for deferred policy acquisition costs	—	—	(260)

Total other comprehensive income (loss), net of taxes	1,466	(25,997)	2,833

Comprehensive Income	$96,203	41,367	$68,128

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Stockholder’s Equity

			Accumulated
		Additional	other		Total
	Common	paid-in	comprehensive	Retained	stockholder’s
(dollars in thousands)	stock	capital	income (loss)	earnings	equity
Balance, January 1, 2004	$2,500	$397,324	$11,465	$329,549	$740,838

Net earnings				65,295	65,295

Cash dividend paid to parent				(97,500)	(97,500)

Other comprehensive income, net of taxes			2,833		2,833

Balance, December 31, 2004	2,500	397,324	14,298	297,344	711,466

Net earnings				67,364	67,364

Other comprehensive loss, net of taxes			(25,997)		(25,997)

Balance, December 31, 2005	2,500	397,324	(11,699)	364,708	752,833

Net earnings				94,737	94,737

Cash dividend paid to parent				(180,000)	(180,000)

Other comprehensive income, net of taxes			1,466		1,466

Balance, December 31, 2006	$2,500	$397,324	$(10,233)	$279,445	$669,036

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Cash Flows

(dollars in thousands)	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Operating Activities:
Net earnings	$94,737	$67,364	$65,295
Noncash items included in earnings:
Change in accounting principle, net of tax	—	—	27,400
Amortization of deferred policy acquisition costs	42,337	126,281	4,904
Capitalization of policy acquisition costs	(31,796)	(29,954)	(34,116)
Amortization of deferred sales inducements	944	352
Capitalization of sales inducements	(13,252)	(8,650)
Amortization (Accretion) of unearned policy charge revenue	(10,357)	(68,309)	1,921
Capitalization of unearned policy charge revenue	298	1,692	2,539
Amortization of investments	7,350	9,476	10,863
Interest credited to policyholder liabilities	101,837	106,444	119,804
Change in guaranteed benefit liabilities	(2,218)	1,797	(1,706)
Deferred federal income tax expense (benefit)	3,993	(9,960)	3,285
(Increase) decrease in operating assets:
Trading account securities	28,148	642	(373)
Accrued investment income	4,918	5,180	5,919
Reinsurance receivables	(1,291)	(5,399)	2,172
Affiliated receivables — net	5,519	92	(5,611)
Other	(15,903)	2,848	59
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	11,279	(3,998)	2,648
Other policyholder funds	5,025	(5,276)	(5,691)
Liability for guaranty fund assessments	(786)	(265)	(83)
Federal income taxes — current	(1,277)	(6,044)	3,470
Affiliated payables — net	9,982	—	(2,365)
Other	2,988	2,139	(3,214)
Other operating activities:
Net realized investment gains	(1,236)	(2,622)	(3,999)

Net cash and cash equivalents provided by operating activities	241,239	183,830	193,121

Cash Flows From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	390,637	369,222	212,732
Maturities of available-for-sale securities	160,863	191,749	353,824
Purchases of available-for-sale securities	(236,551)	(503,621)	(406,551)
Sales of limited partnerships	1,028	3,466	1,357
Purchases of limited partnerships	(250)	(2,349)	(3,100)
Policy loans on insurance contracts — net	23,269	37,893	56,501

Net cash and cash equivalents provided by investing activities	338,996	96,360	214,763

See Notes to Financial Statements.	(Continued)

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Statements of Cash Flows

(dollars in thousands)	For the Years Ended December 31,
	2006	2005	2004
Cash Flows From Financing Activities:
Proceeds from (payments for):
Cash dividend paid to parent	$(180,000)	$—	$(97,500)
Policyholder deposits (excludes internal policy replacement deposits)	685,069	623,148	730,643
Policyholder withdrawals (including transfers from separate accounts)	(911,037)	(911,222)	(1,052,253)

Net cash and cash equivalents used in financing activities	(405,968)	(288,074)	(419,110)

Net increase (decrease) in cash and cash equivalents	174,267	(7,884)	(11,226)

Cash and cash equivalents, beginning of year	56,319	64,203	75,429

Cash and cash equivalents, end of year	$230,586	$56,319	$64,203

Supplementary Disclosure of Cash Flow Information:
Cash paid to affiliates for:
Federal income taxes	$41,570	$38,127	$33,864
Interest	494	332	260
See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc.)
Notes to Financial Statements
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Description of Business
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
Basis of Reporting
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
Revenue Recognition
Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain guaranteed benefits selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period.
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
Investments
The Company’s investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive loss, net of taxes. These changes in estimated fair value are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary. Unrealized gains and losses on trading account securities are included in net realized investment gains. During the first quarter 2006 the Company liquidated its trading portfolio.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less.
Deferred Policy Acquisition Costs (“DAC”)
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
During 1990, the Company entered into an assumption reinsurance agreement with an unaffiliated insurer. The acquisition costs relating to this agreement are being amortized over a twenty-five year period using an effective interest rate of 7.5%. This reinsurance agreement provided for payment of contingent ceding commissions, for a ten year period, based upon the persistency and mortality experience of the insurance contracts assumed. Payments made for contingent ceding commissions were capitalized and amortized using an identical methodology as that used for the initial acquisition costs. The following is a rollforward of the acquisition costs related to this reinsurance agreement for the years ended December 31:

	2006	2005	2004
Beginning balance	$54,781	$62,099	$69,289
Interest accrued	4,109	4,657	5,197
Amortization	(12,497)	(11,975)	(12,387)

Ending balance	$46,393	$54,781	$62,099

The following table presents the expected amortization, net of interest accrued, of these deferred acquisition costs over the next five years. Amortization may be adjusted based on periodic evaluation of the expected gross profits on the reinsured policies.

2007	2008	2009	2010	2011
$ 6,184	$ 5,801	$ 5,628	$ 5,339	$ 5,159
Deferred Sales Inducements
The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the deferred sales inducement asset.
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Earnings.
Separate Accounts
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
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Earnings. Mortality, guaranteed benefit fees, policy administration, maintenance, and withdrawal charges associated with Separate Accounts products are included in policy charge revenue in the Statements of Earnings.
Policyholder Account Balances
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

Interest-sensitive life products	4.00% — 4.85%
Interest-sensitive deferred annuities	1.20% — 6.80%
These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.
Future Policy Benefits
The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities range from 3.00% to 11.00%. Liabilities for guaranteed benefits for variable annuity and life insurance contracts are discussed in more detail in Note 6 of the Financial Statements.
Claims and Claims Settlement Expenses
Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims.

Unearned Policy Charge Revenue (“UPCR”)
Certain variable life insurance products contain policy charges that are assessed at policy issuance. These policy charges are deferred and accreted into policy charge revenue based on the estimated future gross profits for each group of contracts, consistent with the amortization of DAC. The impact of any revisions on cumulative accretion is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. The Company records a liability equal to the unaccreted balance of these policy charges on the Balance Sheets. The accretion of the UPCR is recorded as a component of policy charge revenue in the Statement of Earnings.
Federal Income Taxes
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
The Company is subject to taxes on premiums and is exempt from state income taxes in most states.
Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of Statement No. 157, Fair Value Measurements (“SFAS No. 157”). The Company intends to early adopt SFAS No. 159 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on the Company’s Financial Statements.
On January 1, 2007, the Company adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since the Company’s practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on the Company’s Financial Statements.
As of December 31, 2006, the Company adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in the SAB provides the Staff’s views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. Since the Company’s method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of the SAB did not have an impact on the Company’s Financial Statements.
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for Financial Statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company intends to early adopt SFAS No. 157 as of the first quarter of fiscal 2007. The adoption is not expected to have a material impact on the Company’s Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company will adopt FIN 48 in the first quarter of 2007. The adoption of FIN 48 is not expected to have a material impact on the Company’s Financial Statements.
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
Note 2. Estimated Fair Value of Financial Instruments
Financial instruments are carried at fair value or amounts that approximate fair value. The carrying values of financial instruments at December 31 were:

	2006	2005
Assets:
Fixed maturity securities (1)	$1,570,383	$1,884,039
Equity securities (1)	72,728	64,278
Trading account securities (1)	—	27,436
Limited partnerships (2)	11,417	12,195
Policy loans on insurance contracts (3)	968,874	992,143
Cash and cash equivalents (4)	230,586	56,319
Separate accounts assets (5)	11,330,397	10,917,234

Total assets:	$14,184,385	$13,953,644

Liabilities :
Policyholder account balances (6)	$2,047,973	$2,163,838

(1)	For publicly traded securities, the estimated fair value is determined using quoted market prices. For securities without a readily ascertainable market value, the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

(2)	The Company has investments in three limited partnerships that do not have readily ascertainable market values. Management has estimated the fair value of two of the partnerships as equal to cost, based on the review of the underlying investments of the partnerships. During 2005, the Company recognized a realized investment loss of $311 and reduced the carrying value of the third partnership to zero.

(3)	The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

(4)	The estimated fair value of cash and cash equivalents approximates the carrying value.

(5)	Assets held in the Separate Accounts are carried at the net asset value provided by the fund managers.

(6)	The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes.

Note 3. Investments
The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities (excluding trading account securities) at December 31 were:

	2006
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$1,424,640	$7,509	$22,568	$1,409,581
Mortgage-backed securities	91,956	226	376	91,806
U.S. Government and agencies	44,363	200	419	44,144
Foreign governments	21,281	321	648	20,954
Municipals	3,956	38	96	3,898

Total fixed maturity securities	$1,586,196	$8,294	$24,107	$1,570,383

Equity securities:
Non-redeemable preferred stocks	$70,021	$2,869	$162	$72,728

	2005
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$1,807,866	$13,939	$30,359	$1,791,446
U.S. Government and agencies	44,593	576	451	44,718
Mortgage-backed securities	22,755	394	402	22,747
Foreign governments	21,369	415	716	21,068
Municipals	4,023	41	4	4,060

Total fixed maturity securities	$1,900,606	$15,365	$31,932	$1,884,039

Equity securities:
Non-redeemable preferred stocks	$61,584	$2,662	$93	$64,153
Investment in Separate Accounts (1)	112	13	—	125

Total equity securities	$61,696	$2,675	$93	$64,278

(1)	The Company’s investment in the Separate Accounts was sold during 2006.

Estimated fair value and gross unrealized losses by length of time that certain fixed maturity and equity securities have been in a continuous unrealized loss position at December 31, 2006 were:

	2006
	Less than 12 months		More than 12 Months		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities:
Corporate debt securities	$116,759	$1,074	$961,147	21,494	$1,077,906	$22,568
Foreign governments	62	—	17,844	648	17,906	648
U.S. Government and agencies	15,057	143	21,862	276	36,919	419
Mortgage-backed securities	5,555	15	14,886	361	20,441	376
Municipals	2,104	96	—	—	2,104	96

Equity securities:
Non-redeemable preferred stocks	17,408	134	483	28	17,891	162

Total temporarily impaired securities	$156,945	$1,462	$1,016,222	$22,807	$1,173,167	$24,269

	2005
	Less than 12 months		More than 12 Months		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities:
Corporate debt securities	$852,876	$15,046	$467,689	15,313	$1,320,565	$30,359
Foreign governments	1,951	47	15,823	669	17,774	716
U.S. Government and agencies	5,286	7	16,692	444	21,978	451
Mortgage-backed securities	5,647	79	9,308	323	14,955	402
Municipals	2,651	4	—	—	2,651	4

Equity securities:
Non-redeemable preferred stocks	5,292	67	490	26	5,782	93

Total temporarily impaired securities	$873,703	$15,250	$510,002	$16,775	$1,383,705	$32,025

Unrealized losses are primarily due to price fluctuations resulting from changes in interest rates and credit spreads. Based on the most recent available information, the Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
There were no recorded realized investment losses due to other-than-temporary declines in fair value of securities in 2006. The Company recorded realized investment losses due to other-than-temporary declines in fair value of $1,937 and $2,129 for the years ended December 31, 2005 and 2004, respectively.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by contractual maturity were:

	2006
		Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due in one year or less	$288,695	$286,606
Due after one year through five years	827,644	813,813
Due after five years through ten years	284,352	283,360
Due after ten years	93,549	94,798

	1,494,240	1,478,577

Mortgage-backed securities	91,956	91,806

Total fixed maturity securities	$1,586,196	$1,570,383

	2005
		Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due in one year or less	$224,814	$223,708
Due after one year through five years	1,219,632	1,200,236
Due after five years through ten years	319,999	320,200
Due after ten years	113,406	117,148

	1,877,851	1,861,292

Mortgage-backed securities	22,755	22,747

Total fixed maturity securities	$1,900,606	$1,884,039

In the preceding tables fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

	2006
		Estimated
	Amortized	Fair
	Cost	Value
AAA	$260,478	$258,082
AA	307,490	303,167
A	533,715	527,398
BBB	467,182	464,259
Below investment grade	17,331	17,477

Total fixed maturity securities	$1,586,196	$1,570,383

Investment grade	99%	99%
Below investment grade	1%	1%

	2005
		Estimated
	Amortized	Fair
	Cost	Value

AAA	$208,688	$206,236
AA	305,894	300,621
A	716,440	710,750
BBB	641,376	639,643
Below investment grade	28,208	26,789

Total fixed maturity securities	$1,900,606	$1,884,039

Investment grade	99%	99%
Below investment grade	1%	1%
At December 31, 2006 and 2005, the carrying value of fixed maturity securities rated BBB- were $58,695 and $131,960, respectively, which is the lowest investment grade rating given by Standard and Poor’s.
The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes, at December 31 were as follows:

	2006	2005
Assets:
Fixed maturity securities	$(15,813)	$(16,567)
Equity securities	2,707	2,582

	(13,106)	(13,985)

Liabilities:
Policyholder account balances	2,636	4,013
Federal income taxes — deferred	(5,509)	(6,299)

	(2,873)	(2,286)

Stockholder equity:
Accumulated other comprehensive loss, net of taxes	$(10,233)	$(11,699)

Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were as follows:

	2006	2005	2004
Proceeds	$390,637	$369,222	$212,732
Gross realized investment gains	4,533	7,026	7,927
Gross realized investment losses	4,009	4,175	5,365
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $156,475, $191,302 and $66,006 for the years ended December 31, 2006, 2005 and 2004, respectively.
During the 2006, 2005 and 2004 the Company incurred realized investment losses in order to further diversify and match the duration of its invested assets to corresponding policyholder liabilities.
The Company had investment securities with a carrying value of $22,355 and $22,756 that were deposited with insurance regulatory authorities at December 31, 2006 and 2005, respectively.
Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
Net investment income by source for the years ended December 31 was as follows:

	2006	2005	2004
Fixed maturity securities	$84,176	$91,754	$97,750
Policy loans on insurance contracts	50,755	51,346	55,243
Cash and cash equivalents	6,030	2,673	2,059
Equity securities	4,739	4,313	5,199
Limited partnerships	15	483	30
Other	(149)	38	374

Gross investment income	145,566	150,607	160,655
Less investment expenses	(2,949)	(2,877)	(3,575)

Net investment income	$142,617	$147,730	$157,080

Net realized investment gains (losses), for the years ended December 31 were as follows:

	2006	2005	2004
Trading account securities	$712	$82	$1,437
Fixed maturity securities	447	2,854	1,628
Equity securities	77	(3)	934
Limited partnerships	—	(311)	—

Net realized investment gains	$1,236	$2,622	$3,999

The Company maintained a trading portfolio comprised of convertible debt and equity securities. The net unrealized holdings losses on trading account securities included in net realized investment gains were $1,012 and $359 at December 31, 2005 and 2004, respectively.

Note 4. DAC and UPCR
The components of amortization of DAC for the years ended December 31 were as follows:

	2006	2005	2004
Normal amortization related to variable life and annuity insurance products	$58,994	$44,415	$46,230
Unlocking related to variable life insurance products	1,055	55,492	—
Unlocking related to variable annuity insurance products	(17,712)	26,374	(41,326)

Total amortization of DAC	$42,337	$126,281	$4,904

During 2006, the Company revised its reinsurance and mortality assumptions and historical claims relating to its variable universal life insurance product. In addition, the Company updated its DAC model to reflect actual market returns, which were favorable as compared to expectations, for its variable annuity products resulting in favorable unlocking. This is consistent with the application of the reversion to the mean approach, which is described in more detail below.
During 2005, the Company lowered its future gross profit assumptions on certain variable life insurance and annuity products resulting from historical surrender experience and reinsurance assumptions. This adjustment resulted in a corresponding and partially offsetting increase in UPCR accretion.
During 2004, the Company elected to adopt new assumptions for market returns associated with assets held in the variable annuity Separate Accounts. If returns over a determined historical period differ from the Company’s long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. This method for projecting market returns is known as reversion to the mean, a standard industry practice. The Company previously established estimates for market returns based on actual historical results and on future anticipated market returns without the use of a mean reversion technique.
The components of accretion of UPCR for the years ended December 31 were as follows:

	2006	2005	2004
Normal accretion related to variable life insurance products	$8,825	$400	$(1,921)
Unlocking related to variable life insurance products	1,532	67,909	—

Total accretion of UPCR	$10,357	$68,309	$(1,921)

During 2006, the Company revised its reinsurance and mortality assumptions and historical claims for the current year on its variable universal life insurance product. The increase in normal UPCR accretion during 2006 is attributable to lower mortality as compared to 2005.
During 2005, the Company lowered its future gross profit assumptions on its variable life insurance product in connection to historical surrender experience and reinsurance assumptions. This adjustment resulted in a corresponding and partially offsetting increase in DAC amortization.
Note 5. Deferred Sales Inducements
During 2005, the Company introduced a new variable annuity product in which certain contracts contain sales inducements. The components of deferred sales inducements for the years ended December 31 were as follows:

	2006	2005
Beginning balance	$8,298	$—
Capitalization	13,252	8,650
Amortization	(1,884)	(352)
Unlocking	940	—

Ending balance	$20,606	$8,298

Note 6. Variable Contracts Containing Guaranteed Benefits
Variable Annuity Contracts Containing Guaranteed Benefits
The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company include a guaranteed minimum income benefit (“GMIB”) and a guaranteed minimum withdrawal benefit (“GMWB”). Information regarding the general characteristics of each guaranteed benefit type is provided below:
•	In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

•	In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

•	Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal. The Company began offering the GMWB benefit provision in March 2006.
The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	2006				2005
	GMDB	GMIB		GMWB	GMDB	GMIB		GMWB
Net amount at risk (1)	$693,011	$1,906		$91	$982,449	$1,912		$	n/a

Average attained age of contract owners	68	59		71	67	59			n/a

Weighted average period remaining until expected annuitization	n/a	7.6	yrs	n/a	n/a	8.3	yrs		n/a

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.

Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the balance sheet date.

Net amount at risk for GMWB is defined as the present value of the minimum guaranteed withdrawals available to the contract owner in excess of the contract owners’ account balance at the balance sheet date.
The Company records liabilities for contracts containing GMDB and GMIB provisions as a component of future policy benefits in the Balance Sheets. Changes in these guaranteed benefit liabilities are included as a component of policy benefits in the Statement of Earnings. The GMDB and GMIB liabilities are calculated in accordance with SOP 03-1 and are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.

The variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance at January 1, 2005	$106,222	$587

Guaranteed benefits incurred	28,761	1,658
Guaranteed benefits paid	(24,466)	—
Unlocking	(4,308)	—

Balance at December 31, 2005	106,209	2,245

Guaranteed benefits incurred	28,405	2,530
Guaranteed benefits paid	(22,622)	—
Unlocking	(11,691)	1,007

Balance at December 31, 2006	$100,301	$5,782

The Company unlocked its GMDB liabilities during 2006 and 2005 and its GMIB liabilities during 2006 as a result of modeling refinements that were implemented.
The Company records liabilities for contracts containing GMWB provisions as a component of other policyholder funds in the Balance Sheets, with changes in the fair value recognized as a component of policy benefits in the Statement of Earnings. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. The Company regularly evaluates the estimates used and adjusts the GMWB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised. Based on the Company’s modeling assumptions, the variable annuity GMWB liability at December 31, 2006 was $0.
At December 31, contract owners’ account balances by mutual fund class for contracts containing guaranteed benefit provisions were distributed as follows:

	2005
			Money
	Equity	Bond	Market	Balanced	Other	Total
GMDB only	$4,179,526	1,299,032	652,257	244,804	4,304	$6,379,923
GMDB and GMIB	1,240,068	333,382	245,410	85,355	14,613	1,918,828
GMIB only	31,763	6,613	1,216	8,547	2,193	50,332
No guaranteed benefit	5,911	1,565	111	2,306	446	10,339

Total	$5,457,268	1,640,592	898,994	341,012	21,556	$8,359,422

Variable Life Contracts Containing Guaranteed Benefits
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.
The Company records liabilities for contracts containing GMDB provisions as a component of future policy benefits. Changes in the GMDB liabilities are included as a component of policy benefits in the Statements of Earnings. The variable life GMDB liability at December 31, 2006 and 2005 was $2,286 and $2,132 respectively. The variable life GMDB liability is set as a percentage of asset-

based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage is established based on the Company’s estimate of the likelihood of future GMDB claims.
At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2006	2005
Balanced	$1,013,969	$951,955
Equity	983,622	977,768
Bond	342,893	371,649
Money Market	251,172	245,084
Other	—	11,356

Total	$2,591,656	$2,557,812

Note 7. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate, versus the reported provision for income taxes for the years ended December 31:

	2006	2005	2004
Provisions for income taxes computed at Federal statutory rate	$48,658	$31,320	$46,660
Decrease in income taxes resulting from:
Dividend received deduction	(3,657)	(8,615)	(6,635)
Foreign tax credit	(715)	(582)	594

Federal income tax provision	$44,286	$22,123	$40,619

The Federal statutory rate for each of the three years ended December 31 was 35%.
The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	2006	2005	2004
Deferred sales inducements	$4,308	$2,904	$—
Unearned revenue	3,521	23,316	(1,561)
Reinsurance adjustments	2,175	—	—
Investment adjustment	557	5,645	476
Liability for guaranty fund assessments	275	93	29
DAC (1)	(288)	(29,060)	15,013
Other	(387)	(3,497)	60
Policyholder account balances (1)	(6,168)	(9,361)	(10,732)

Deferred Federal income tax provision (benefit)	$3,993	$(9,960)	$3,285

(1)	The 2004 amounts exclude deferred tax benefits related to the adoption of SOP 03-1 (see Note 1 to the Financial Statements).

Deferred tax assets and liabilities at December 31 were as follows:

	2006	2005
Deferred tax assets:
Policyholder account balances	$64,914	$58,746
Unearned revenue	12,440	15,961
Net unrealized investment loss on investment securities	5,510	6,300
Liability for guaranty fund assessments	2,102	2,377

Total deferred tax assets	84,966	83,384

Deferred tax liabilities:
DAC	77,469	77,757
Deferred sales inducements	7,212	2,904
Reinsurance adjustments	2,175	—
Investment adjustments	791	234
Other	165	552

Total deferred tax liabilities	87,812	81,447

Net deferred tax asset (liability)	$(2,846)	$1,937

The Company anticipates that all deferred tax assets will be realized; therefore no valuation allowance has been provided.
Note 8. Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $500 on single life policies and $750 on joint life policies.
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2006, the Company held collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $600 that can be drawn upon for delinquent reinsurance recoverables.
As of December 31, 2006 the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$9,847,143	$2,655,819	$845	$7,192,169	0.01%
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold through the Merrill Lynch & Co. distribution system from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2006, 69% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions
The Company and MLIG are parties to a service agreement whereby MLIG has agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement are reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $29,692, $33,127 and $33,164 for 2006, 2005 and 2004, respectively. Charges attributable to this agreement are included in insurance expenses and taxes, except for investment related expenses, which are included in net investment income. The Company is allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $494, $332 and $260 for 2006, 2005 and 2004, respectively. Intercompany interest is included in net investment income.
The Company has a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA is paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $57,298, $54,058 and $56,506 for 2006, 2005 and 2004, respectively. Certain commissions were capitalized as DAC and are being amortized in accordance with the accounting policy discussed in Note 1 to the Financial Statements. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Effective September 30, 2006, Merrill Lynch & Co. transferred the Merrill Lynch Investment Managers, L.P. (“MLIM”) investment management business to BlackRock, Inc. (“BlackRock”) in exchange for approximately half of the economic interest in the combined firm, including a 45% voting interest. Under this agreement, all previous investment management services performed by MLIM were merged into BlackRock. Prior to September 30, 2006, the Company and MLIM were parties to a service agreement whereby MLIM agreed to provide certain invested asset management services to the Company. The Company paid a fee to MLIM, for these services through the MLIG service agreement. Charges paid to MLIM through the first three quarters of 2006 and allocated to the Company by MLIG were $1,172. Charges for 2005 and 2004 were $1,681 and $1,821, respectively.
MLIG has entered into agreements with i) Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”) and ii) the former MLIM, now BlackRock, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust and Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under these agreements, Roszel and MLIM pay MLIG an amount equal to a percentage of the assets invested in the Trust and Funds through the Separate Accounts. Revenue attributable to these agreements is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $2,492, $2,528 and $2,347 during 2006, 2005 and 2004, respectively. The Company received from MLIG its allocable share of such compensation from MLIM in the amount of $12,700 through the first three quarters of 2006. Compensation from MLIM for 2005 and 2004 was $16,588 and $17,896, respectively.
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
Note 10. Stockholder’s Equity and Statutory Regulations
During 2006, the Company paid cash dividends of $180,000 to MLIG, of which $39,845 were ordinary dividends. During 2005, the Company did not pay a dividend. During 2004, the Company paid a cash dividend of $97,500 to MLIG, of which $29,322 was an ordinary dividend.
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

Statutory capital and surplus at December 31, 2006 and 2005 were $418,100 and $400,951, respectively. At December 31, 2006 and 2005, approximately $41,560 and $39,845, respectively, of stockholder’s equity was available for distribution to MLIG that does not require approval by the Arkansas Insurance Department.
The Company’s statutory net income for 2006, 2005 and 2004 was $193,731, $117,262 and $79,115, respectively.
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. As of December 31, 2006 and 2005, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
Note 11. Commitments and Contingencies
State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2006 and 2005, the Company’s estimated liability for future guaranty fund assessments was $6,005 and $6,791, respectively. If additional future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.
During 2000, the Company committed to participate in a limited partnership. During the first quarter 2006, the Company committed the remaining $300 of a $10,000 obligation and has no further commitment obligation.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
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

The following tables summarize each business segment’s contribution to the consolidated amounts for the years ended December 31.

	Annuities
	2006	2005	2004
Policy charge revenue	$169,395	$152,818	$148,337
Net interest spread (1)	16,208	18,542	16,764
Net realized in investment gains (losses)	1,065	3,371	2,515

Net revenues	186,668	174,731	167,616

Policy benefits	21,129	26,463	28,877
Reinsurance premium ceded	5,988	5,680	4,699
Amortization of DAC	22,185	58,263	(5,591)
Insurance expenses and taxes	49,710	50,669	48,834

Net benefits and expenses	99,012	141,075	76,819

Earnings before federal income tax provision	87,656	33,656	90,797

Federal income tax provision	27,639	5,363	29,582

Earnings before change in accounting principal	60,017	28,293	61,215

Change in accounting principal, net of tax	—	—	(26,215)

Net earnings	$60,017	$28,293	$35,000

Select Balance Sheet information:

Total assets	$9,873,167	$9,598,360	$9,752,836
Total policyholder liabilities and accruals	810,770	868,962	981,237

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Life Insurance
	2006	2005	2004
Policy charge revenue	$95,274	$152,030	$85,645
Net interest spread (1)	14,759	15,025	11,630
Net realized in investment gains (losses)	(633)	(521)	(79)

Net revenues	109,400	166,534	97,196

Policy benefits	18,029	20,807	25,405
Reinsurance premium ceded	20,931	20,642	20,498
Amortization of DAC	20,152	68,018	10,495
Insurance expenses and taxes	9,538	8,727	8,726

Net benefits and expenses	68,650	118,194	65,124

Earnings before federal income tax provision	40,750	48,340	32,072

Federal income tax provision	12,931	14,138	7,381

Earnings before change in accounting principal	27,819	34,202	24,691

Change in accounting principal, net of tax	—	—	(1,185)

Net earnings	$27,819	$34,202	$23,506

Select Balance Sheet information:

Total assets	$4,479,664	$4,487,349	$4,827,192
Total policyholder liabilities and accruals	1,688,310	1,746,565	1,829,825

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Other
	2006	2005	2004
Policy charge revenue	$—	$—	$—
Net interest spread (1)	9,813	7,719	8,882
Net realized in investment gains (losses)	804	(228)	1,563

Net revenues	10,617	7,491	10,445

Earnings before federal income tax provision	10,617	7,491	10,445

Federal income tax provision	3,716	2,622	3,656

Net earnings	$6,901	$4,869	$6,789

Select Balance Sheet information:

Total assets	$269,040	$275,167	$170,173

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

The following table summarizes the Company’s net revenues by contract type for the years ended December 31:

	2006	2005	2004
Annuities:
Variable annuities	$176,988	$161,370	$159,528
Interest-sensitive annuities	9,680	13,361	8,088

Total Annuities	186,668	174,731	167,616

Life Insurance:
Variable Life	101,434	157,312	85,999
Interest-sensitive whole life	7,966	9,222	11,197

Total Life Insurance	109,400	166,534	97,196

Other	10,617	7,491	10,445

Net Revenues (1)	$306,685	$348,756	$275,257

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating Net Revenues.
******

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 26, 2007	By:	/s/ Joseph E. Justice

Joseph E. Justice
Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
By: /s/ Barry G. Skolnick	Director, Senior Vice President, and General Counsel*	March 26, 2007
Barry G. Skolnick

/s/ Joseph E. Justice	Director, Senior Vice President, Chief Financial Officer, and Treasurer	March 26, 2007
Joseph E. Justice

*	Director, Chairman of the Board, President, Chief Executive Officer and Chief Actuary	March 26, 2007
Deborah J. Adler

*	Director and Senior Vice President	March 26, 2007
John C. Carroll

*	Director and Vice President	March 26, 2007
Paul Michalowski

/s/ Elizabeth Garrison	Vice President and Controller	March 26, 2007
Elizabeth Garrison

*Signing in his own capacity and as Attorney-in-Fact.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

23.1	Written Consent of Deloitte & Touche, LLP, independent registered public accounting firm	Exhibit 23.1

24.1	Power of attorney of Barry G. Skolnick	Incorporated by reference to Exhibit 24(e) to the Registrant’s registration statement on Form S-1, File No. 33-58303, filed March 29, 1995.

24.2	Power of attorney of John C. Carroll	Incorporated by reference to Exhibit 24.2 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, and 333-33863, filed March 29, 2006.
24.3	Power of attorney of Paul Michalowski	Incorporated by reference to Exhibit 24.3 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, and 333-33863, filed March 29, 2006.
24.4	Power of attorney of Deborah J. Adler	Incorporated by reference to Exhibit 24.5 to Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 29, 2004.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2