Form 10-Q
period 2007-03-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2007-05-11
CIK 845091

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

                      1700 Merrill Lynch Drive, 3rd Floor
                              Pennington, NJ 08534
                    (Address of Principal Executive Offices)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information

Item 1. Financial Statements

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                               MARCH 31,    DECEMBER 31,
(dollars in thousands)                            2007          2006
----------------------                        -----------   ------------
ASSETS
INVESTMENTS
   Fixed maturity available-for-sale
      securities, at estimated fair value
      (amortized cost: 2007 - $1,526,499;
      2006 - $1,586,196)                      $ 1,517,477    $ 1,570,383
   Equity available-for-sale securities,
      at estimated fair value (cost: 2007 -
      $64,010; 2006 - $70,021)                     65,281         72,728
   Limited partnerships, at cost                   11,321         11,417
   Policy loans on insurance contracts, at
      outstanding loan balances                   958,988        968,874
                                              -----------    -----------
                                                2,553,067      2,623,402
                                              -----------    -----------
CASH AND CASH EQUIVALENTS                         160,020        230,586
ACCRUED INVESTMENT INCOME                          45,338         47,548
DEFERRED POLICY ACQUISITION COSTS                 289,072        285,648
DEFERRED SALES INDUCEMENTS                         22,865         20,606
REINSURANCE RECEIVABLES                            12,658         10,522
RECEIVABLES FROM SECURITIES SOLD                       --         23,921
OTHER ASSETS                                       43,851         49,241
SEPARATE ACCOUNTS ASSETS                       11,340,954     11,330,397
                                              -----------    -----------
TOTAL ASSETS                                  $14,467,825    $14,621,871
                                              ===========    ===========

See Notes to Financial Statements.                                   (Continued)

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

(dollars in thousands,                         MARCH 31,    DECEMBER 31,
except common stock par value and shares)         2007          2006
-----------------------------------------     -----------   ------------
LIABILITIES
   POLICYHOLDER LIABILITIES AND ACCRUALS
      Policyholder account balances           $ 2,011,663    $ 2,047,973
      Future policy benefits                      394,359        408,681
      Claims and claims settlement expenses        38,956         42,426
                                              -----------    -----------
                                                2,444,978      2,499,080
                                              -----------    -----------
OTHER POLICYHOLDER FUNDS                            7,540          6,973
LIABILITY FOR GUARANTY FUND ASSESSMENTS             6,007          6,005
FEDERAL INCOME TAXES - CURRENT                     12,318         16,295
FEDERAL INCOME TAXES - DEFERRED                    11,998          2,846
PAYABLES FOR SECURITIES PURCHASED                  12,794         40,319
AFFILIATED PAYABLES - NET                          11,226          9,982
UNEARNED POLICY CHARGE REVENUE                     32,198         35,545
OTHER LIABILITIES                                   3,353          5,393
SEPARATE ACCOUNTS LIABILITIES                  11,340,954     11,330,397
                                              -----------    -----------
TOTAL LIABILITIES                              13,883,366     13,952,835
                                              -----------    -----------
STOCKHOLDER'S EQUITY
   Common stock ($10 par value;
      authorized: 1,000,000 shares; issued
      and outstanding: 250,000 shares)              2,500          2,500
   Additional paid-in capital                     397,324        397,324
   Accumulated other comprehensive loss,
      net of taxes                                 (6,591)       (10,233)
   Retained earnings                              191,226        279,445
                                              -----------    -----------
TOTAL STOCKHOLDER'S EQUITY                        584,459        669,036
                                              -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY    $14,467,825    $14,621,871
                                              ===========    ===========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                        MARCH 31,
                                                   ------------------
(dollars in thousands)                               2007       2006
----------------------                             --------   -------
NET REVENUES
   Policy charge revenue                           $ 68,975   $62,587
   Net investment income                             34,641    36,265
   Net realized investment gains                        240       778
                                                   --------   -------
TOTAL NET REVENUES                                  103,856    99,630
                                                   --------   -------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities     24,044    26,279
   Policy benefits (net of reinsurance
      recoveries: 2007 - $1,579; 2006 - $5,812)         (97)   14,956
   Reinsurance premium ceded                          6,990     6,593
   Amortization of deferred policy acquisition
      costs                                           4,459    12,485
   Insurance expenses and taxes                      15,170    13,229
                                                   --------   -------
TOTAL BENEFITS AND EXPENSES                          50,566    73,542
                                                   --------   -------
EARNINGS BEFORE FEDERAL INCOME TAXES                 53,290    26,088
                                                   --------   -------
FEDERAL INCOME TAX EXPENSE
   Current                                            9,318     4,524
   Deferred                                           7,191     2,634
                                                   --------   -------
TOTAL FEDERAL INCOME TAX EXPENSE                     16,509     7,158
                                                   --------   -------
NET EARNINGS                                       $ 36,781   $18,930
                                                   ========   =======

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                        ------------------
(dollars in thousands)                                                    2007      2006
----------------------                                                  -------   --------
NET EARNINGS                                                            $36,781   $ 18,930
                                                                        -------   --------
OTHER COMPREHENSIVE INCOME (LOSS)
   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period     5,595    (18,841)
      Reclassification adjustment for gains included in net earnings       (240)       (66)
                                                                        -------   --------
                                                                          5,355    (18,907)
                                                                        -------   --------
   Adjustments for policyholder liabilities                                 248      2,234
   Adjustments for deferred federal income taxes                         (1,961)     5,835
                                                                        -------   --------
                                                                         (1,713)     8,069
                                                                        -------   --------
Total other comprehensive income (loss), net of taxes                     3,642    (10,838)
                                                                        -------   --------
COMPREHENSIVE INCOME                                                    $40,423   $  8,092
                                                                        =======   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                 ACCUMULATED
                                                    ADDITONAL       OTHER                       TOTAL
                                           COMMON    PAID-IN    COMPREHENSIVE    RETAINED   STOCKHOLDER'S
(dollars in thousands)                      STOCK    CAPITAL    INCOME (LOSS)    EARNINGS       EQUITY
----------------------                     ------   ---------   -------------   ---------   -------------
BALANCE, JANUARY 1, 2006                    2,500     397,324      (11,699)       364,708       752,833
Net earnings                                                                       94,737        94,737
Cash dividend paid to parent                                                     (180,000)     (180,000)
Other comprehensive income, net of taxes                             1,466                        1,466
                                           ------    --------     --------      ---------     ---------
BALANCE, DECEMBER 31, 2006                  2,500     397,324      (10,233)       279,445       669,036
Net earnings                                                                       36,781        36,781
Cash dividend paid to parent                                                     (125,000)     (125,000)
Other comprehensive income, net of taxes                             3,642                        3,642
                                           ------    --------     --------      ---------     ---------
BALANCE, MARCH 31, 2007                    $2,500    $397,324     $ (6,591)     $ 191,226     $ 584,459
                                           ======    ========     ========      =========     =========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                                 -------------------
(dollars in thousands)                                             2007       2006
----------------------                                           --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $ 36,781   $ 18,930
Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                4,459     12,485
   Capitalization of policy acquisition costs                      (7,883)    (7,245)
   Amortization of deferred sales inducements                         506        336
   Capitalization of sales inducements                             (2,765)    (2,480)
   Amortization of unearned policy charge revenue                  (3,421)       (17)
   Capitalization of unearned policy charge revenue                    74        362
   Amortization of investments                                      1,323      2,178
   Interest credited to policyholder liabilities                   24,044     26,279
   Change in variable contract reserves                            (9,777)     1,639
   Deferred federal income tax expense                              7,191      2,634
(Increase) decrease in operating assets:
   Trading account securities                                          --     28,148
   Accrued investment income                                        2,210      2,452
   Reinsurance receivables                                         (2,136)      (554)
   Affiliated receivables - net                                        --      5,519
   Other                                                            5,390     (2,490)
Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                           (3,470)    10,194
   Other policyholder funds                                           567      5,652
   Liability for guaranty fund assessments                              2        (47)
   Federal income taxes - current                                  (3,977)   (10,048)
   Affiliated payables - net                                        1,244        724
   Other                                                           (2,040)       440
Other operating activities:
   Net realized investment gains                                     (240)      (778)
                                                                 --------   --------
Net cash and cash equivalents provided by operating activities     48,082     94,313
                                                                 --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Sales of available-for-sale securities                          44,793     94,518
   Maturities of available-for-sale securities                     57,479     19,051
   Purchases of available-for-sale securities                     (41,251)   (40,921)
   Sales of limited partnerships                                       96        400
   Purchases of limited partnerships                                   --       (250)
   Policy loans on insurance contracts - net                        9,886      8,554
                                                                 --------   --------
Net cash and cash equivalents provided by investing activities     71,003     81,352
                                                                 --------   --------

See Notes to Financial Statements.                                   (Continued)

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                           ---------------------
(dollars in thousands)                                                        2007        2006
----------------------                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Cash dividend paid to parent                                            $(125,000)  $(130,000)
   Policyholder deposits (excludes internal policy replacement deposits)     182,425     149,981
   Policyholder withdrawals (including transfers from separate accounts)    (247,076)   (212,125)
                                                                           ---------   ---------
Net cash and cash equivalents used in financing activities                  (189,651)   (192,144)
                                                                           ---------   ---------
Net decrease in cash and cash equivalents                                    (70,566)    (16,479)
Cash and cash equivalents, beginning of period                               230,586      56,319
                                                                           ---------   ---------
Cash and cash equivalents, end of period                                   $ 160,020   $  39,840
                                                                           =========   ==========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to affiliates for:
   Federal income taxes                                                    $  13,295   $  14,572
   Interest                                                                       99         100

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

For a complete discussion of the Company's 2006 Financial Statements and accounting policies, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The interim Financial Statements for the three month period are unaudited; however, in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2006 Annual Report on Form 10-K. The December 31, 2006 unaudited Balance Sheet was derived from the audited 2006 Financial Statements. The nature of the Company's business is such that the results of any interim period are not necessarily indicative of results for a full year. In presenting the Financial Statements, management makes estimates that affect the reported amounts and disclosures in the Financial Statements. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ from those estimates and could have a material impact on the Financial Statements, and it is possible that such changes could occur in the near term.

Certain reclassifications and format changes have been made to prior period Financial Statements, where appropriate, to conform to the current period presentation.

ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company early adopted SFAS No. 159 as of the first quarter 2007. Since the Company did not elect the fair value option for any of its existing assets or liabilities, the adoption did not have an impact on the Company's Financial Statements.

On January 1, 2007, the Company adopted Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since the Company's practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on the Company's Financial Statements.

As of December 31, 2006, the Company adopted Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in the SAB provide the Staff's views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. Since the Company's method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of the SAB did not have an impact on the Company's Financial Statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company early adopted SFAS No. 157 as of the first quarter 2007. The adoption did not have a material impact on the Company's Financial Statements. See Note 2 to the Financial Statements for the additional disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have an impact on the Company's Financial Statements.

NOTE 2. FAIR VALUE DISCLOSURES

FAIR VALUE MEASUREMENTS AND HIERARCHY

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements. In compliance with SFAS No. 157, the Company has categorized its financial instruments, based on the priority of the inputs to the valuation technique, into a three level hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded at fair value on the Balance Sheets are categorized as follows:

     Level 1. Unadjusted quoted prices for identical assets or liabilities in an active market.

     Level 2. Quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability. Level 2 inputs include the following:

          a)   Quoted prices for similar assets or liabilities in active markets

          b) Quoted prices for identical or similar assets or liabilities in non-active markets

          c)   Inputs other than quoted market prices that are observable

          d) Inputs that are derived principally from or corroborated by observable market data through correlation or other means

     Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. They reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis as of March 31, 2007:

DESCRIPTION                                                LEVEL 1      LEVEL 2    LEVEL 3      TOTAL
-----------                                             -----------   ----------   -------   -----------
ASSETS:
   Fixed maturity securities (1)                        $ 1,317,962   $  199,515     $--     $ 1,517,477
   Equity securities (1)                                     65,281           --      --          65,281
   Limited partnerships (2)                                      --       11,321      --          11,321
   Policy loans on insurance contracts (3)                       --      958,988      --         958,988
   Cash and cash equivalents (4)                            160,020           --      --         160,020
   Separate accounts assets (5)                          11,340,954           --      --      11,340,954
                                                        -----------   ----------     ---     -----------
Total                                                   $12,884,217   $1,169,824     $--     $14,054,041
                                                        ===========   ==========     ===     ===========
LIABILITIES:
   Policyholder account balances (6)                    $ 2,011,663   $       --     $--     $ 2,011,663
   Guaranteed minimum withdrawal benefit liability (7)           --           --      --              --
   Separate accounts liabilities (5)                     11,340,954           --      --      11,340,954
                                                        -----------   ----------     ---     -----------
                                                        $13,352,617   $       --     $--     $13,352,617
                                                        ===========   ==========     ===     ===========

(1) For publicly traded securities (Level 1) fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the dates of the balance sheets.

(2) The Company has investments in three limited partnerships that do not have readily ascertainable market values. Based on the review of the underlying investments of the partnerships, Management has estimated the fair value of two of the partnerships as equal to cost and the third partnership equal to zero.

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

(5) Separate accounts assets and underlying liabilities are carried at the net asset value provided by the fund managers.

(6) The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes.

(7) The Company records liabilities for contracts containing guaranteed minimum withdrawal benefit ("GMWB") provisions as a component of other policyholder funds in the Balance Sheets, with changes in the fair value recognized as a component of policy benefits in the Statement of Earnings. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. Based on the Company's modeling assumptions, the variable annuity GMWB liability at March 31, 2007 and December 31, 2006 was $0.

NOTE 3. INVESTMENTS

The Company's investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of taxes.

If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the three months ended March 31, 2007 and 2006.

The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                           2007         2006
                                                        ---------   ------------
Assets:
   Fixed maturity securities                             $(9,022)     $(15,813)
   Equity securities                                       1,271         2,707
                                                         -------      --------
                                                          (7,751)      (13,106)
                                                         -------      --------
Liabilities:
   Policyholder account balances                           2,388         2,636
   Federal income taxes - deferred                        (3,548)       (5,509)
                                                         -------      --------
                                                          (1,160)       (2,873)
                                                         -------      --------
Stockholder's Equity:
   Accumulated other comprehensive loss, net of taxes    $(6,591)     $(10,233)
                                                         =======      ========

NOTE 4. DEFERRED POLICY ACQUISITION COSTS ("DAC")

The components of amortization of DAC for the three month periods ended March 31, 2007 and 2006 were as follows:

                                                             THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           ---------------------
                                                             2007        2006
                                                           --------   ----------
Normal amortization related to variable life
   and annuity insurance products                          $ 15,104     $12,485
Unlocking related to variable annuity insurance products    (10,645)         --
                                                           --------     -------
Total amortization of DAC                                  $  4,459     $12,485
                                                           ========     =======

During the first quarter 2007, the Company experienced favorable DAC unlocking primarily resulting from actual separate account returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

NOTE 5. VARIABLE ANNUITY GUARANTEED BENEFIT LIABILITIES

The components of the variable annuity guaranteed minimum death benefit ("GMDB") liability for the three month periods ended March 31, 2007 and 2006 were as follows:

                                THREE MONTHS ENDED
                                    MARCH 31,
                               -------------------
                                 2007       2006
                               --------   --------
Beginning Balance              $100,301   $106,209
Guaranteed benefits incurred      6,427      7,112
Guaranteed benefits paid         (4,130)    (6,157)
Unlocking                       (15,695)        --
                               --------   --------
Ending Balance                 $ 86,903   $107,164
                               ========   ========

During the first quarter 2007, the Company experienced favorable GMDB liability unlocking primarily resulting from actual separate account returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the projection of additional claim costs.

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

Statutory capital and surplus at March 31, 2007 and December 31, 2006 were $318,211 and $418,100, respectively. For the three month periods ended March 31, 2007 and 2006, statutory net income was $24,789 and $33,174, respectively.

During the first quarter of 2007, the Company paid cash dividends of $125,000 to MLIG, of which $41,560 were ordinary and $83,440 were extraordinary. In addition, the Company received regulatory approval to pay a $69,000 extraordinary dividend during the second quarter 2007 to MLIG. During 2006, the Company paid cash dividends of $180,000 to MLIG, of which $39,800 were ordinary dividends and $140,200 were extraordinary.

NOTE 7. SEGMENT INFORMATION

In reporting to management, the Company's operating results are categorized into two business segments: Annuities and Life Insurance. The Company's Annuity segment consists of variable annuities and interest sensitive annuities. The Company's Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The Company no longer manufactures or issues life insurance products. The accounting policies of the business segments are the same as those for the Company's financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The "Other" category, presented in the following segment financial information, represents net revenues and net earnings on invested assets that do not support annuity or life insurance contract owner liabilities.

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                    THREE MONTHS ENDED
                         MARCH 31,
                    ------------------
                      2007      2006
                    -------   --------
Net Revenues (1):
   Annuities        $48,230   $45,416
   Life Insurance    28,195    23,973
   Other              3,387     3,962
                    -------   -------
Net Revenues        $79,812   $73,351
                    =======   =======
Net Earnings:
   Annuities        $27,578   $10,674
   Life Insurance     7,001     5,680
   Other              2,202     2,576
                    -------   -------
Net Earnings        $36,781   $18,930
                    =======   =======

(1) Net revenues include total net revenues net of interest credited to policyholder liabilities.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

FORWARD LOOKING STATEMENTS

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management's beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company's control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2006 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

BUSINESS OVERVIEW

The Company conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there is a growing number of individuals preparing for retirement, which favors life insurance and annuity products. The Company has strategically placed its marketing emphasis on the sale of variable annuities. The Company currently offers the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (GMDB's), guaranteed minimum income benefits (GMIB's) and guaranteed minimum withdrawal benefits (GMWB's). The Company believes that the demand for retirement products containing guarantee features will continue to increase in the future. The Company believes it is well positioned to continue meeting these demands for guaranteed benefits.

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

EQUITY MARKET PERFORMANCE

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Despite month-to-month market volatility during the first three months of 2007, U.S. equity indices ended the quarter essentially flat to year end 2006. The Dow ended the quarter with a decrease of 0.9%, while the NASDAQ and S&P ended the quarter with slight increases of 0.3% and 0.2%, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 78% of separate accounts assets were invested in equity-based mutual funds at March 31, 2007. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guaranteed benefit exceeds the variable account balance. Prolonged periods of minimal or negative investment performance may result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.

During the first quarter 2007 average variable account balances increased $331.4 million (or 3%) to $11.3 billion as compared to the same period in 2006. The increase in average variable account balances contributed to a $1.4 million (or 3%) increase in asset-based policy charge revenue during the three month period ended March 31, 2007 as compared to the same period in 2006.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                     ------------------
                                                                        2007    2006
                                                                       ------  ------
Average medium term interest rate yield (1)                             4.65%    4.83%
Increase (decrease) in medium term interest rates (in basis points)      (12)      47
Credit spreads (in basis points) (2)                                      78       80
Expanding (contracting) of credit spreads (in basis points)                1      (26)
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                            $ 5.4   $(18.9)
   Interest-sensitive policyholder liabilities                           0.2      2.2
                                                                       -----   ------
Net increase (decrease) on market valuations                           $ 5.6   $(16.7)
                                                                       =====   ======

(1) The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.

(2) The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company's critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2006 Annual Report.

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's principal investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, the Company utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At March 31, 2007 and December 31, 2006, approximately, $199.5 million (or 13%) and $203.2 million (or 12%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three month periods ended March 31, 2007 and 2006.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2007, variable annuities and variable life insurance accounted for $201.4 million (or 70%) and $77.4 million (or 27%), respectively, of the Company's DAC asset. At December 31, 2006, variable annuities and variable life insurance accounted for $191.9 million (or 67%) and $83.2 million (or 29%), respectively, of The Company's DAC asset.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, contract fees, and surrender charges, less provisions for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.

DAC for variable life insurance is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from fees related to contract loans, asset-based fees, and cost of insurance charges, less claims (net of reinsurance), cost of mortality reinsurance, policy maintenance expenses, and non-capitalized commissions.

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

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three month period ended March 31, 2007, the favorable impact to pre-tax earnings related to DAC unlocking was $10.6 million. There was no DAC unlocking during the three month period ended March 31, 2006. See Note 4 to the Financial Statements for a further discussion of DAC.

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

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2007 and December 31, 2006 were $2.0 billion.

Future policy benefits are actuarially determined reserves, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2007 and December 31, 2006, future policy benefits were $394.4 million and $408.7 million, respectively. Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2007 and December 31, 2006, GMDB and GMIB liabilities included within future policy benefits were $98.6 million and $108.4 million, respectively. The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings ("unlocking"), if actual experience or evidence suggests that the assumptions should be revised. For the three month period ended March 31, 2007 the favorable impact to pre-tax earnings related to GMDB liability unlocking was $15.7 million. There was no unlocking during the three month period ended March 31, 2006. See Note 5 to the Financial Statements for a further discussion of the GMDB liability.

UNEARNED POLICY CHARGE REVENUE ("UPCR") LIABILITY FOR VARIABLE LIFE INSURANCE

The Company's variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is accreted into revenue over time in the same manner that DAC is amortized. In addition, the UPCR liability is subject to the same periodic reassessment as DAC. At March 31, 2007 and December 31, 2006, the Company's UPCR liability was $32.2 million and $35.5 million, respectively.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month periods ended March 31, 2007 and 2006, the Company reduced its provision for federal income taxes by $2.1 million and $2.0 million, respectively due to DRD and FTC adjustments.

RECENT DEVELOPMENTS

ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company early adopted SFAS No. 159 as of the first quarter 2007. Since the Company did not elect the fair value option for any of its existing assets or liabilities, the adoption did not have an impact on the Company's Financial Statements.

On January 1, 2007, the Company adopted SOP 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since the Company's practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on the Company's Financial Statements.

As of December 31, 2006, the Company adopted Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The interpretations in the SAB provide the Staff's views regarding the process of quantifying financial statement misstatements. Specifically, the SEC staff believes that registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. Since the Company's method for quantifying financial statement misstatements already considers those occurring in the current period and the effect of reversing those that have accumulated from prior periods, the adoption of the SAB did not have an impact on the Company's Financial Statements.

In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. The Company early adopted SFAS No. 157 as of the first quarter 2007. The adoption did not have a material impact on the Company's Financial Statements. See Note 2 to the Financial Statements for the additional disclosures.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have an impact on the Company's Financial Statements.

NEW BUSINESS

The Company has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of Merrill Lynch & Co.'s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. During March 2005, the Company introduced a new variable annuity product line called Merrill Lynch Investor Choice Annuity ("ICA"), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features including guaranteed minimum death, income and withdrawal benefits, charge structures, and investment options. The Company has also enhanced ICA income and withdrawal benefits and investment options in the succeeding two years. ICA is offered in B-Share, C-Share and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit.

Total direct deposits increased $31.3 million (or 19%) to $200.5 million during the three month period ended March 31, 2007, as compared to the same period in 2006. Total direct deposits by product were as follows:

                                          (DOLLARS IN MILLIONS)
                                      -----------------------------     CHANGE
                                      FIRST QUARTER   FIRST QUARTER   ----------
                                           2007           2006         $      %
                                      -------------   -------------   ----   ---
Variable Annuities (including ICA):
   L-Share                                $ 83.7         $ 57.6       26.1    45%
   Bonus                                    54.3           46.7        7.6    16
   B-Share                                  45.2           40.3        4.9    12
   C-Share                                  12.6           16.1       (3.5)  (22)
                                          ------         ------       ----   ---
                                           195.8          160.7       35.1    22
                                          ------         ------       ----   ---
All Other Deposits                           4.7            8.5       (3.8)  (45)
                                          ------         ------       ----   ---
Total Direct Deposits                     $200.5         $169.2       31.3    19%
                                          ======         ======       ====   ===

During the first three months of 2007 variable annuity deposits increased $35.1 million (or 22%) to $195.8 million as compared to the same period in 2006. The increase in variable annuity deposits is primarily due to the product enhancements included in ICA as well as the continued demand for guaranteed benefit provisions.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

FINANCIAL CONDITION

At March 31, 2007, the Company's assets were $14.5 billion or $154.0 million lower than the $14.6 billion in assets at December 31, 2006. Assets excluding separate accounts assets decreased $164.6 million (or 5%) primarily due to a $125.0 million dividend payment to its parent and a reduction in the number of fixed rate contracts inforce. Separate accounts assets, which represent 78% of total assets, increased $10.6 million to $11.3 billion. Changes in separate accounts assets were as follows:

                                        FIRST
                                       QUARTER
(dollars in millions)                    2007
---------------------                  ------
Investment performance                 $193.7
Deposits                                200.1
Policy fees and charges                 (55.0)
Surrenders, benefits and withdrawals   (328.2)
                                       ------
Net increase                           $ 10.6
                                       ======

During the first three months of 2007, the Company experienced contract owner withdrawals that exceeded deposits on all products by $199.4 million. The components of contract owner transactions were as follows:

                                        FIRST
                                       QUARTER
(dollars in millions)                    2007
---------------------                  -------
Deposits collected                     $ 200.5
Internal tax-free exchanges              (18.1)
                                       -------
   Net contract owner deposits           182.4
                                       -------
Contract owner withdrawals               247.1
Net transfers from separate accounts     134.7
                                       -------
   Net contract owner withdrawals        381.8
                                       -------
Net contract owner activity            $(199.4)
                                       =======

At March 31, 2007 and December 31, 2006, approximately $1.5 billion (or 99%) and $1.6 billion (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at March 31, 2007, approximately $62.4 million (or 4%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $58.7 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2006.

At March 31, 2007 and December 31, 2006, approximately $18.4 million (or 1%) and $17.5 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of March 31, 2007, the Company's assets included $1.7 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter of 2007, the Company paid cash dividends of $125.0 million to its parent, Merrill Lynch Insurance Group Inc. ("MLIG"), of which $41.6 million were ordinary dividends and $83.4 million were extraordinary. In addition, the Company received regulatory approval to pay a $69.0 million extraordinary dividend to MLIG during the second quarter 2007. During the first half of 2006, the Company paid cash dividends of $180.0 million to MLIG, of which $39.8 million were ordinary dividends and $140.2 million were extraordinary.

The Company and Merrill Lynch & Co. are parties to a "keepwell" agreement. This agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations as of March 31, 2007:

                                LESS THAN     THREE TO     MORE THAN
(dollars in millions)          THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
---------------------          -----------   ----------   ----------   ------
Contractual Obligations:
   Long-term liabilities (1)      $20.4         $33.7       $241.7     $295.8

(1) Long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended March 31, 2007 and 2006, the Company recorded net earnings of $36.8 million and $18.9 million, respectively.

Policy charge revenue increased $6.4 million (or 10%) during the three month period ended March 31, 2007, as compared to the same period in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

                                                  FIRST     FIRST
                                                 QUARTER   QUARTER
(dollars in millions)                              2007      2006    CHANGE
---------------------                            -------   -------   ------
Non-asset based policy charge revenue             $21.8     $18.8    $3.0(1)
Guarantee benefits based policy charge revenue      4.6       2.6     2.0(2)
Asset-based policy charge revenue                  42.6      41.2     1.4(3)
                                                  -----     -----    ----
                                                  $69.0     $62.6    $6.4
                                                  =====     =====    ====

(1) The increase in non-asset based policy charge revenue is primarily due to an increase in UPCR accretion resulting from lower mortality.

(2) The increase in guarantee benefits based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(3) Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances.

Net earnings derived from interest spread increased $0.6 million (or 6%) during the three month period ended March 31, 2007, as compared to the same period in 2006. The increase is primarily due to higher portfolio yields as compared to the same period in 2006.

Net realized investment gains decreased $0.5 million during the three month period ended March 31, 2007 as compared to the same period in 2006 primarily due to decreased trading portfolio gains. During the first quarter 2006 the Company liquidated its trading portfolio.

Policy benefits decreased $15.1 million (or 101%) during the three month period ended March 31, 2007, as compared to the same period in 2006, primarily due to period-to-period differences in variable annuity benefit reserve unlocking as noted in the Critical Accounting Policies section above.

Reinsurance premium ceded increased $0.4 million (or 6%) during the three month period ended March 31, 2007, as compared to the same period in 2006. The increase during the first three months of 2007 is attributable to an increase in net amount at risk for certain variable life insurance policies containing reinsurance provisions.

Amortization of deferred policy acquisition costs decreased $8.0 million (or 64%) during the three month period ended March 31, 2007, as compared to the same period in 2006 primarily due to period-to-period differences in variable annuity DAC unlocking as noted in the Critical Accounting Policies section above. Excluding the impact of DAC unlocking, amortization increased $2.6 million (or 21%) primarily due to lower mortality during the first three months of 2007 as compared to the same period in 2006.

Insurance expenses and taxes increased $2.0 million (or 15%) during the three month period ended March 31, 2007, as compared to the same period in 2006. The following table provides the changes in insurance expenses and taxes for each respective period:

                              FIRST     FIRST
                             QUARTER   QUARTER
(dollars in millions)          2007      2006    CHANGE
---------------------        -------   -------   ------
General insurance expenses    $ 6.3     $ 5.5    $0.8(1)
Commissions                     8.2       7.5     0.7(2)
Taxes, licenses, and fees       0.7       0.2     0.5(3)
                              -----     -----    ----
                              $15.2     $13.2    $2.0
                              =====     =====    ====

(1) The increase in general insurance expenses is due to an increase in occupancy expenses. During the first quarter 2006, the Company received a credit for the termination of a lease agreement relating to office space the Company no longer occupies.

(2) The increase in commissions is primarily due to an increase in variable annuity asset-based commissions resulting from higher variable account balances.

(3) The increase in taxes, licenses and fees is primarily due to increased state income tax expenses.

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

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II  Other Information

Item 1.  Legal Proceedings.

         Nothing to report.


Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in the Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company's business, financial condition or future results. The risks described in the Company's Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

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

Date: May 11, 2007

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