Form 10-Q
period 2007-06-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2007-08-10
CIK 845091

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
        COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information

Item 1. Financial Statements

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                             JUNE 30,    DECEMBER 31,
(dollars in thousands)                                                         2007          2006
----------------------                                                     -----------   ------------
ASSETS
INVESTMENTS
   Fixed maturity available-for-sale securities, at estimated fair value
      (amortized cost: 2007 - $1,502,589; 2006 - $1,586,196)               $ 1,480,421    $ 1,570,383
   Equity available-for-sale securities, at estimated fair value
      (cost: 2007 - $51,009; 2006 - $70,021)                                    50,575         72,728
   Limited partnerships, at cost                                                 9,245         11,417
   Policy loans on insurance contracts, at outstanding loan balances           954,435        968,874
                                                                           -----------    -----------
                                                                             2,494,676      2,623,402
                                                                           -----------    -----------

CASH AND CASH EQUIVALENTS                                                      109,603        230,586

ACCRUED INVESTMENT INCOME                                                       46,288         47,548

DEFERRED POLICY ACQUISITION COSTS                                              292,090        285,648

DEFERRED SALES INDUCEMENTS                                                      25,996         20,606

REINSURANCE RECEIVABLES                                                         15,394         10,522

RECEIVABLES FROM SECURITIES SOLD                                                 7,409         23,921

OTHER ASSETS                                                                    48,606         49,241

SEPARATE ACCOUNTS ASSETS                                                    11,626,331     11,330,397
                                                                           -----------    -----------
TOTAL ASSETS                                                               $14,666,393    $14,621,871
                                                                           ===========    ===========

See Notes to Financial Statements.                                   (Continued)

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                         JUNE 30,    DECEMBER 31,
(dollars in thousands, except common stock par value and shares)           2007          2006
----------------------------------------------------------------       -----------   ------------
LIABILITIES
   POLICYHOLDER LIABILITIES AND ACCRUALS
      Policyholder account balances                                    $ 1,970,069   $ 2,047,973
      Future policy benefits                                               388,459       408,681
      Claims and claims settlement expenses                                 46,936        42,426
                                                                       -----------   -----------
                                                                         2,405,464     2,499,080
                                                                       -----------   -----------

OTHER POLICYHOLDER FUNDS                                                     7,713         6,973

LIABILITY FOR GUARANTY FUND ASSESSMENTS                                      6,007         6,005

FEDERAL INCOME TAXES - CURRENT                                              17,036        16,295

FEDERAL INCOME TAXES - DEFERRED                                              6,077         2,846

PAYABLES FOR SECURITIES PURCHASED                                           21,211        40,319

AFFILIATED PAYABLES - NET                                                    9,914         9,982

UNEARNED POLICY CHARGE REVENUE                                              37,827        35,545

OTHER LIABILITIES                                                               --         5,393

SEPARATE ACCOUNTS LIABILITIES                                           11,626,331    11,330,397
                                                                       -----------   -----------
TOTAL LIABILITIES                                                       14,137,580    13,952,835
                                                                       -----------   -----------

STOCKHOLDER'S EQUITY
   Common stock ($10 par value; authorized: 1,000,000 shares; issued
      and outstanding: 250,000 shares)                                       2,500         2,500
   Additional paid-in capital                                              397,324       397,324
   Accumulated other comprehensive loss, net of taxes                      (14,917)      (10,233)
   Retained earnings                                                       143,906       279,445
                                                                       -----------   -----------
TOTAL STOCKHOLDER'S EQUITY                                                 528,813       669,036
                                                                       -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                             $14,666,393   $14,621,871
                                                                       ===========   ===========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         JUNE 30,
                                                                    ------------------
(dollars in thousands)                                                 2007      2006
----------------------                                               -------   -------
NET REVENUES
   Policy charge revenue                                             $62,862   $63,936
   Net investment income                                              32,845    35,221
   Net realized investment gains                                       1,933       229
                                                                     -------   -------
TOTAL NET REVENUES                                                    97,640    99,386
                                                                     -------   -------

BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities                      24,253    24,899
   Policy benefits (net of reinsurance recoveries: 2007 - $5,945;
      2006 - $3,062)                                                  10,414    11,172
   Reinsurance premium ceded                                           7,326     6,975
   Amortization of deferred policy acquisition costs                   5,669    13,074
   Insurance expenses and taxes                                       15,968    14,673
                                                                     -------   -------
TOTAL BENEFITS AND EXPENSES                                           63,630    70,793
                                                                     -------   -------

EARNINGS BEFORE FEDERAL INCOME TAXES                                  34,010    28,593
                                                                     -------   -------

FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                                            14,037    10,886
   Deferred                                                           (1,438)      383
                                                                     -------   -------

TOTAL FEDERAL INCOME TAX EXPENSE                                      12,599    11,269
                                                                     -------   -------
NET EARNINGS                                                         $21,411   $17,324
                                                                     =======   =======

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                    -------------------
(dollars in thousands)                                                2007       2006
----------------------                                              --------   --------
NET REVENUES
   Policy charge revenue                                            $131,837   $126,523
   Net investment income                                              67,486     71,486
   Net realized investment gains                                       2,173      1,007
                                                                    --------   --------
TOTAL NET REVENUES                                                   201,496    199,016
                                                                    --------   --------

BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities                      48,297     51,177
   Policy benefits (net of reinsurance recoveries: 2007 - $7,524;
      2006 - $8,874)                                                  10,317     26,128
   Reinsurance premium ceded                                          14,316     13,568
   Amortization of deferred policy acquisition costs                  10,128     25,559
   Insurance expenses and taxes                                       31,138     27,903
                                                                    --------   --------
TOTAL BENEFITS AND EXPENSES                                          114,196    144,335
                                                                    --------   --------
EARNINGS BEFORE FEDERAL INCOME TAXES                                  87,300     54,681
                                                                    --------   --------

FEDERAL INCOME TAX EXPENSE
   Current                                                            23,355     15,410
   Deferred                                                            5,753      3,017
                                                                    --------   --------
TOTAL FEDERAL INCOME TAX EXPENSE                                      29,108     18,427
                                                                    --------   --------
NET EARNINGS                                                        $ 58,192   $ 36,254
                                                                    ========   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             JUNE 30,
                                                                       -------------------
(dollars in thousands)                                                   2007       2006
----------------------                                                 --------   --------
NET EARNINGS                                                           $ 21,411   $ 17,324
                                                                       --------   --------
OTHER COMPREHENSIVE LOSS
   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period           (14,762)   (12,211)
      Reclassification adjustment for gains included in net earnings        (89)      (229)
                                                                       --------   --------
                                                                        (14,851)   (12,440)
                                                                       --------   --------
   Adjustments for policyholder liabilities                               2,042      3,978
   Adjustments for deferred federal income taxes                          4,483      2,962
                                                                       --------   --------
Total other comprehensive loss, net of taxes                             (8,326)    (5,500)
                                                                       --------   --------
COMPREHENSIVE INCOME                                                   $ 13,085   $ 11,824
                                                                       ========   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)


                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                       ------------------
(dollars in thousands)                                                   2007      2006
----------------------                                                 -------   --------
NET EARNINGS                                                           $58,192   $ 36,254
                                                                       -------   --------
OTHER COMPREHENSIVE LOSS
   Net unrealized losses on available-for-sale securities:
      Net unrealized holding losses arising during the period           (9,167)   (31,052)
      Reclassification adjustment for gains included in net earnings      (329)      (295)
                                                                       -------   --------
                                                                        (9,496)   (31,347)
                                                                       -------   --------
   Adjustments for policyholder liabilities                              2,290      6,212
   Adjustments for deferred federal income taxes                         2,522      8,797
                                                                       -------   --------
Total other comprehensive loss, net of taxes                            (4,684)   (16,338)
                                                                       -------   --------
COMPREHENSIVE INCOME                                                   $53,508   $ 19,916
                                                                       =======   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                  ACCUMULATED
                                                    ADDITONAL        OTHER                        TOTAL
                                           COMMON    PAID-IN     COMPREHENSIVE    RETAINED    STOCKHOLDER'S
(dollars in thousands)                      STOCK    CAPITAL     INCOME (LOSS)    EARNINGS        EQUITY
----------------------                     ------   ---------    -------------    ---------   -------------
BALANCE, JANUARY 1, 2006                   $2,500    $397,324      $(11,699)      $ 364,708     $ 752,833
Net earnings                                                                         94,737        94,737
Cash dividend paid to parent                                                       (180,000)     (180,000)
Other comprehensive income, net of taxes                              1,466                         1,466
                                           ------    --------      --------       ---------     ---------
BALANCE, DECEMBER 31, 2006                  2,500     397,324       (10,233)        279,445       669,036
Net earnings                                                                         58,192        58,192
Cash dividend paid to parent                                                       (193,731)     (193,731)
Other comprehensive loss, net of taxes                               (4,684)                       (4,684)
                                           ------    --------      --------       ---------     ---------
BALANCE, JUNE 30, 2007                     $2,500    $397,324      $(14,917)      $ 143,906     $ 528,813
                                           ======    ========      ========       =========     =========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                                        JUNE 30,
                                                                 ---------------------
(dollars in thousands)                                              2007        2006
----------------------                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  58,192   $ 36,254
Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                10,128     25,559
   Capitalization of deferred policy acquisition costs             (16,570)   (15,053)
   Amortization of deferred sales inducements                        1,120        815
   Capitalization of deferred sales inducements                     (6,510)    (5,451)
   Accretion (amortization) of unearned policy charge revenue        2,113        (24)
   Capitalization of unearned policy charge revenue                    169        235
   Amortization of investments                                       2,149      4,200
   Interest credited to policyholder liabilities                    48,297     51,177
   Change in guaranteed benefit liabilities                        (11,960)     3,891
   Deferred federal income tax expense                               5,753      3,017
(Increase) decrease in operating assets:
   Trading account securities                                           --     28,148
   Accrued investment income                                         1,260        125
   Reinsurance receivables                                          (4,872)    (2,799)
   Affiliated receivables - net                                         --      5,519
   Other assets                                                        635       (505)
Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                             4,510        831
   Other policyholder funds                                            740      6,558
   Liability for guaranty fund assessments                               2        (48)
   Federal income taxes -- current                                     741     (3,686)
   Affiliated payables -- net                                          (68)     8,952
   Other liabilities                                                (5,393)    (1,520)
Other operating activities:
   Net realized investment gains                                    (2,173)    (1,007)
                                                                 ---------   --------
Net cash and cash equivalents provided by operating activities      88,263    145,188
                                                                 ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Sales of available-for-sale securities                          208,260    146,519
   Maturities of available-for-sale securities                     161,041     46,506
   Purchases of available-for-sale securities                     (269,254)   (77,272)
   Sales of limited partnerships                                     2,172        410
   Purchases of limited partnerships                                    --       (250)
   Policy loans on insurance contracts -- net                       14,439     24,165
                                                                 ---------   --------
Net cash and cash equivalents provided by investing activities   $ 116,658   $140,078
                                                                 ---------   --------

See Notes to Financial Statements.                                   (Continued)

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                           ---------------------
(dollars in thousands)                                                        2007        2006
----------------------                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Cash dividend paid to parent                                            $(193,731)  $(180,000)
   Policyholder deposits (excludes internal policy replacement deposits)     356,572     332,791
   Policyholder withdrawals (including transfers from separate accounts)    (488,745)   (455,497)
                                                                           ---------   ---------
Net cash and cash equivalents used in financing activities                  (325,904)   (302,706)
                                                                           ---------   ---------
Net decrease in cash and cash equivalents                                   (120,983)    (17,440)
Cash and cash equivalents, beginning of period                               230,586      56,319
                                                                           ---------   ---------
Cash and cash equivalents, end of period                                   $ 109,603   $  38,879
                                                                           =========   =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to affiliates for:
   Federal income taxes                                                    $  22,614   $  19,096
   Interest                                                                      125         266

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

NOTE 2. FAIR VALUE OF FINANCIAL INSTRUMENTS

FAIR VALUE MEASUREMENTS

SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

FAIR VALUE HIERARCHY

The Company has categorized its financial instruments into a three level hierarchy and is based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2007:

                                                           LEVEL 1       LEVEL 2    LEVEL 3      TOTAL
                                                         -----------   ----------   -------   -----------
ASSETS:
   Fixed maturity securities (1)                         $ 1,333,079   $  147,342   $    --   $ 1,480,421
   Equity securities (1)                                      36,941       13,634        --        50,575
   Limited partnerships (2)                                       --        9,245        --         9,245
   Policy loans on insurance contracts (3)                        --      954,435        --       954,435
   Cash and cash equivalents (4)                             109,603           --        --       109,603
   Separate accounts assets (5)                           11,626,331           --        --    11,626,331
                                                         -----------   ----------   -------   -----------
Total                                                    $13,105,954   $1,124,656   $    --   $14,230,610
                                                         ===========   ==========   =======   ===========
LIABILITIES:
   Policyholder account balances (6)                     $ 1,970,069   $       --   $    --   $ 1,970,069
   Guaranteed minimum withdrawal benefit liability (7)            --           --    (7,603)       (7,603)
   Separate accounts liabilities (5)                      11,626,331           --        --    11,626,331
                                                         -----------   ----------   -------   -----------
                                                         $13,596,400   $       --   $(7,603)  $13,588,797
                                                         ===========   ==========   =======   ===========

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

(6) The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes. See Note 3 to the Financial Statements for these amounts.

(7) The Company records liabilities, which can be either positive or negative, for contracts containing guaranteed minimum withdrawal benefit ("GMWB") riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

The following table provides a summary of the changes in fair value of the Company's Level 3 liabilities:

                                  GMWB
                               LIABILITY
                               ---------
Balance at December 31, 2006    $    --

Changes in valuation (a)         (7,603)
                                -------
Balance at June 30, 2007 (b)    $(7,603)
                                =======

(a)  Recorded as a component of Policy benefits in the Statements of Earnings.

(b)  Recorded as a component of Future policy benefits in the Balance Sheets.

NOTE 3. COMPREHENSIVE LOSS

The Company's investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder's equity as a component of accumulated other comprehensive loss, net of taxes

The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

                                                        JUNE 30,   DECEMBER 31,
                                                          2007         2006
                                                        --------   ------------
Assets:
   Fixed maturity securities                            $(22,168)    $(15,813)
   Equity securities                                        (434)       2,707
                                                        --------     --------
                                                         (22,602)     (13,106)
                                                        --------     --------
Liabilities:
   Policyholder account balances                             346        2,636
   Federal income taxes - deferred                        (8,031)      (5,509)
                                                        --------     --------
                                                          (7,685)      (2,873)
                                                        --------     --------
Stockholder's Equity:
   Accumulated other comprehensive loss, net of taxes
                                                        $(14,917)    $(10,233)
                                                        ========     ========

NOTE 4. DEFERRED POLICY ACQUISITION COSTS ("DAC") AND UNEARNED POLICY CHARGE REVENUE ("UPCR")

The components of amortization of DAC for the three and six month periods ended June 30 were as follows:

                                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                       JUNE 30,            JUNE 30,
                                                                 ------------------   ------------------
                                                                   2007      2006       2007       2006
                                                                 -------   -------    --------   -------
Normal amortization related to variable life
   and annuity insurance products                                $ 8,005   $15,909    $ 23,109   $28,394
Unlocking related to variable annuity insurance products          (2,336)       --     (12,981)       --
Unlocking related to variable universal life insurance product        --    (2,835)         --    (2,835)
                                                                 -------   -------    --------   -------
Total amortization of DAC                                        $ 5,669   $13,074    $ 10,128   $25,559
                                                                 =======   =======    ========   =======

During the first half of 2007, the Company experienced favorable DAC unlocking primarily resulting from actual separate account returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

The components of accretion (amortization) of UPCR for the three and six month periods ended June 30 were as follow:

                                                                 THREE MONTHS ENDED    SIX MONTHS ENDED
                                                                      JUNE 30,            JUNE 30,
                                                                 ------------------   -----------------
                                                                   2007      2006       2007      2006
                                                                 -------   -------    -------   -------
Normal accretion (amortization) related to variable
   universal life insurance product                              $(5,534)  $ 2,998    $(2,113)  $ 3,015
Unlocking related to variable universal life insurance product        --    (2,991)        --    (2,991)
                                                                 -------   -------    -------   -------
Total accretion (amortization) of UPCR                           $(5,534)  $     7    $(2,113)  $    24
                                                                 =======   =======    =======   =======

During the second quarter 2007, normal UPCR accretion (amortization) was unfavorably impacted by increased mortality. During the second quarter 2006, the Company revised its reinsurance and mortality assumptions on its variable universal life insurance product resulting in an unlocking charge of $2,991.

NOTE 5. VARIABLE ANNUITY GUARANTEED BENEFITS

The components of the changes in the variable annuity guaranteed minimum death benefit ("GMDB") liability, which is recorded as a component of policy benefits, for the three and six month periods ended June 30, 2007 and 2006 were as follows:

                               THREE MONTHS ENDED     SIX MONTHS ENDED
                                    JUNE 30,             JUNE 30,
                               ------------------   -------------------
                                 2007      2006       2007       2006
                               -------   -------    --------   --------
Guaranteed benefits incurred   $ 6,068   $ 7,063    $ 12,495   $ 14,175
Guaranteed benefits paid        (4,245)   (5,672)     (8,375)   (11,829)
Unlocking                        1,216        --     (14,479)        --
                               -------   -------    --------   --------
Total                          $ 3,039   $ 1,391    $(10,359)  $  2,346
                               =======   =======    ========   ========

During the first half of 2007, the Company experienced favorable unlocking primarily resulting from actual separate account returns that exceeded assumptions. The impact of unlocking was mitigated to a certain extent by the projection of additional expected claim costs.

The variable annuity GMDB liability at June 30, 2007 and December 31, 2006 was $89,942 and $100,301, respectively.

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

Statutory capital and surplus at June 30, 2007 and December 31, 2006 were $276,130 and $418,100, respectively. For the six month periods ended June 30, 2007 and 2006, statutory net income was $50,312 and $37,359, respectively.

During the second quarter 2007, the Company paid an extraordinary dividend of $68,731 to MLIG. During the first quarter of 2007, the Company paid cash dividends of $125,000 to MLIG, of which $41,560 were ordinary and $83,440 were extraordinary. During 2006, the Company paid cash dividends of $180,000 to MLIG, of which $39,800 were ordinary dividends and $140,200 were extraordinary.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                    THREE MONTHS ENDED     SIX MONTHS ENDED
                         JUNE 30,             JUNE 30,
                    ------------------   -------------------
                      2007      2006       2007       2006
                    -------   -------    --------   --------
Net Revenues (1):
   Annuities        $51,885   $46,770    $100,115   $ 92,186
   Life Insurance    19,299    25,436      47,494     49,409
   Other              2,203     2,281       5,590      6,244
                    -------   -------    --------   --------
Net Revenues        $73,387   $74,487    $153,199   $147,839
                    =======   =======    ========   ========
Net Earnings:
   Annuities        $17,350   $ 8,742    $ 44,928   $ 19,416
   Life Insurance     2,625     7,099       9,626     12,779
   Other              1,436     1,483       3,638      4,059
                    -------   -------    --------   --------
Net Earnings        $21,411   $17,324    $ 58,192   $ 36,254
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

EQUITY MARKET PERFORMANCE

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Despite month-to-month market volatility during the first quarter 2007, the major U.S. equity indices increased significantly during the second quarter 2007. The Dow increased 8.5% for the second quarter and 7.6% on a year-to-date basis. The NASDAQ increased 7.5% for the second quarter and 7.8% on a year-to-date basis and the S&P increased 5.8% for the second quarter and 6.0% on a year-to-date basis.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 79% of separate accounts assets were invested in equity-based mutual funds at June 30, 2007. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

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

During the first six months of 2007 average variable account balances increased $449.5 million (or 4%) to $11.5 billion as compared to the same period in 2006. The increase in average variable account balances contributed to the $3.0 million (or 7%) and $4.4 million (or 5%) increase in asset-based policy charge revenue during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                                   JUNE 30,            JUNE 30,
                                                              ------------------   ----------------
                                                                2007     2006       2007     2006
                                                               ------   ------     ------   ------
Average medium term interest rate yield (1)                      4.90%    5.25%      4.90%    5.25%
Increase in medium term interest rates (in basis points)           25       42         13       89
Credit spreads (in basis points) (2)                               86       86         86       86
Expanding (contracting) of credit spreads (in basis points)         8        6          9      (20)
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                    $(14.9)  $(12.4)    $ (9.5)  $(31.3)
   Interest-sensitive policyholder liabilities                    2.0      4.0        2.3      6.2
                                                               ------   ------     ------   ------
Net decrease on market valuations                              $(12.9)  $ (8.4)    $ (7.2)  $(25.1)
                                                               ======   ======     ======   ======

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

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, the Company utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At June 30, 2007 and December 31, 2006, approximately, $161.0 million (or 11 %) and, $203.2 million (or 12%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and six month periods ended June 30, 2007 and 2006.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2007, variable annuities and variable life insurance accounted for $203.0 million (or 70%) and $79.5 million (or 27%), respectively, of the Company's DAC asset. At December 31, 2006, variable annuities and variable life insurance accounted for $191.9 million (or 67%) and $83.2 million (or 29%), respectively, of the Company's DAC asset.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.

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

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six month periods ended June 30, 2007, the favorable impact to pre-tax earnings related to DAC unlocking was $2.3 million and $13.0 million, respectively. For the three and six month periods ended June 30, 2006, the favorable impact to pre-tax earnings related to DAC unlocking was $2.8 million. See Note 4 to the Financial Statements for a further discussion of DAC.

POLICYHOLDER LIABILITIES

The Company establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS 60, Accounting and Reporting by Insurance Enterprises, SFAS 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, SFAS 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Position ("SOP") 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.

Policyholder Account Balances

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2007 and December 31, 2006 were $2.0 billion.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2007 and December 31, 2006, future policy benefits were $388.5 million and $408.7 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2007 and December 31, 2006, GMDB and GMIB liabilities included within future policy benefits were $104.0 million and $108.4 million, respectively. The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings ("unlocking"), if actual experience or evidence suggests that the assumptions should be revised. For the three month period ended June 30, 2007 the unfavorable impact to pre-tax earnings related to GMDB liability unlocking was $1.2 million. For the six month period ended June 30, 2007, the favorable impact to pre-tax earnings related to GMDB liability unlocking was $14.5 million. There was no unlocking during the three and six month periods ended June 30, 2006. See Note 5 to the Financial Statements for a further discussion of the GMDB liability.

Future policy benefits also include liabilities, which can be either positive or negative, for the GMWB rider contained in the variable products that the Company issues. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. At June 30, 2007, the GMWB liability included within future policy benefits was ($7.6 million). There was no GMWB liability at December 31, 2006. See Note 2 to the Financial Statements for a further discussion of the GMWB liability.

UNEARNED POLICY CHARGE REVENUE ("UPCR") LIABILITY FOR VARIABLE LIFE INSURANCE

The Company's variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is accreted into revenue over time in the same manner that DAC is amortized. In addition, the UPCR liability is subject to the same periodic reassessment ("unlocking") as DAC. For the three and six month periods ended June 30, 2007 there was no unlocking. For the three and six month periods ended June 30, 2006 the favorable impact to pre-tax earnings related to unlocking was $3.0 million. At June 30, 2007 and December 31, 2006, the Company's UPCR liability was $37.8 million and $35.5 million, respectively. See
Note 4 to the Financial Statements for a further discussion of the UPCR liability.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month periods ended June 30, 2007 and 2006, the Company increased its provision for federal income taxes by $0.7 million and $1.3 million, respectively due to DRD and FTC adjustments. During the six month periods ended June 30, 2007 and 2006, the Company decreased its provision for federal income taxes by $1.4 million and $0.7 million, respectively due to DRD and FTC adjustments.

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

Total direct deposits increased $5.5 million (or 3%) to $212.0 and $36.8 million (or 10%) to $412.5 million during the three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. Total direct deposits by product were as follows:

                           (DOLLARS IN MILLIONS)                 % CHANGE
                        ---------------------------   ------------------------------
                        SECOND QUARTER   SIX MONTHS   SECOND QUARTER     SIX MONTHS
                             2007           2007       2007 VS. 2006   2007 VS. 2006
                        --------------   ----------   --------------   -------------
Variable Annuities:
   L-Share                  $ 90.4         $174.1           19%              30%
   Bonus                      68.6          122.9           26               21
   B-Share                    38.2           83.5          (19)              (4)
   C-Share                     9.8           22.4          (51)             (38)
                            ------         ------          ---              ---
                             207.0          402.9            5               13
                            ------         ------          ---              ---
All Other Deposits             5.0            9.6          (46)             (46)
                            ------         ------          ---              ---
Total Direct Deposits       $212.0         $412.5            3%              10%
                            ======         ======          ===              ===

During the current three and six month periods, variable annuity deposits increased $9.8 million (or 5%) to 207.0 million and $45.0 million (or 13%) to $402.9 million, respectively, as compared to the same periods in 2006. The increases in variable annuity deposits are primarily due to the product enhancements included in ICA as well as the continued demand for guaranteed benefit provisions.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders increased $30.3 million (or 8%) to $390.2 million during the current three month period ended June 30, 2007 as compared to the same period in 2006. The increase is primarily due to increased variable annuity surrenders resulting from the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period. During the current six month period ended June 30, 2007 policy and contract surrenders were relatively unchanged as compared to same period in 2006.

FINANCIAL CONDITION

At June 30, 2007, the Company's assets were $14.7 billion or $44.5 million higher than the $14.6 billion in assets at December 31, 2006. Assets excluding separate accounts assets decreased $251.4 million (or 8%) primarily due to the $193.7 million dividend payment and a reduction in the number of fixed rate contracts inforce. Separate accounts assets, which represent 79% of total assets, increased $295.9 million (or 3%) to $11.6 billion. Changes in separate accounts assets by quarter were as follows:

(dollars in millions)                    1Q07      2Q07     TOTAL
---------------------                  -------   -------   -------
Investment performance                 $ 193.6   $ 532.0   $ 725.6
Deposits                                 200.1     210.6     410.7
Policy fees and charges                  (55.0)    (55.7)   (110.7)
Surrenders, benefits and withdrawals    (328.2)   (401.5)   (729.7)
                                       -------   -------   -------
Net increase                           $  10.5   $ 285.4   $ 295.9
                                       =======   =======   =======

During the first six months of 2007, the Company experienced contract owner withdrawals that exceeded deposits on all products by $463.4 million. The components of contract owner transactions were as follows:

                                       SIX MONTHS
(dollars in millions)                     2007
---------------------                  ----------
Deposits collected                      $ 412.5
Internal tax-free exchanges               (55.9)
                                        -------
   Net contract owner deposits            356.6
                                        -------
Contract owner withdrawals                488.8
Net transfers from separate accounts      331.2
                                        -------
   Net contract owner withdrawals         820.0
                                        -------
Net contract owner activity             $(463.4)
                                        =======

At June 30, 2007 and December 31, 2006, approximately $1.5 billion (or 99%) and $1.6 billion (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at June 30, 2007, approximately $62.5 million (or 4%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $58.7 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2006.

At June 30, 2007 and December 31, 2006, approximately $2.5 million (or 1%) and $17.5 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Current below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of June 30, 2007, the Company's assets included $1.5 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter of 2007, the Company paid cash dividends of $125.0 million to its parent, Merrill Lynch Insurance Group Inc. ("MLIG"), of which $41.6 million were ordinary dividends and $83.4 million were extraordinary. During the second quarter 2007 the Company paid an extraordinary cash dividend of $68.7 million to MLIG. During the first half of 2006, the Company paid cash dividends of $180.0 million to MLIG, of which $39.8 million were ordinary dividends and $140.2 million were extraordinary.

The Company and Merrill Lynch & Co. are parties to a "keepwell" agreement. This agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations at June 30, 2007:

                                LESS THAN     THREE TO     MORE THAN
(dollars in millions)          THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
---------------------          -----------   ----------   ----------   ------
Contractual Obligations:
   Long-term liabilities (1)      $18.6         $35.2       $238.3     $292.1

(1) Long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended June 30, 2007 and 2006, the Company recorded net earnings of $21.4 million and $17.3 million, respectively. For the six month periods ended June 30, 2007 and 2006, the Company reported net earnings of $58.2 million and $36.3 million, respectively.

Policy charge revenue decreased $1.1 million (or 2%) and increased $5.3 million (or 4%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

                                                  THREE MONTHS     SIX MONTHS
(dollars in millions)                            2007 VS. 2006   2007 VS. 2006
---------------------                            -------------   -------------
Asset-based policy charge revenue                  $ 3.0(1)        $ 4.4(1)
Guarantee benefits based policy charge revenue       1.9(2)          3.8(2)
Non-asset based policy charge revenue               (6.0)(3)        (2.9)(3)
                                                   -----           -----
                                                   $(1.1)          $ 5.3
                                                   =====           =====

(1) Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances.

(2) The increase in guarantee benefits based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(3) The decreases in non-asset based policy charge revenue are primarily due to period-to-period differences in UPCR unlocking, which is noted in the Critical Accounting Policies section above. In addition, UPCR amortization was unfavorably impacted by increased mortality during the second quarter 2007 as compared to the same period in 2006.

Net earnings derived from interest spread decreased $1.7 million (or 17%) and $1.1 million (or 6%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The decreases are primarily due to the decrease in fixed rate contracts in force. In addition, interest spread was unfavorably impacted by increased dividend payments during the first half of 2007 as compared to 2006.

Net realized investment gains increased $1.7 million and $1.2 million during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006 primarily due to one large credit related gain earned during the second quarter of 2007.

Policy benefits decreased $0.8 million (or 7%) and $15.8 million (or 61%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in policy benefits by type:

                                                 THREE MONTHS     SIX MONTHS
(dollars in millions)                           2007 VS. 2006   2007 VS. 2006
---------------------                           -------------   -------------
Variable annuity guaranteed benefit unlocking     $ 1.2(1)        $(14.5)(1)
Variable annuity guaranteed benefit expense        (7.1)(2)         (4.8)(2)
Life insurance mortality expense                    5.1(3)           3.5(3)
                                                  -----           ------
                                                  $(0.8)          $(15.8)
                                                  =====           ======

(1) See the Critical Accounting Policies section above for further discussion of variable annuity guaranteed benefit liability unlocking.

(2) The decreases in variable annuity guarantee benefit expense are primarily due to the favorable GMWB liability valuation adjustments of $7.6 million recorded during the second quarter 2007. Partially offsetting these decreases was an increase in guaranteed benefit expense for living benefit liabilities resulting from the increase in inforce contracts containing living benefit provisions.

(3) The increases in life insurance mortality expense are primarily due to the increased mortality during the first half of 2007 as compared to the same period in 2006.

Reinsurance premium ceded increased $0.4 million (or 5%) and $0.8 million (or 6%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The increases are attributable to an increase in net amount at risk for certain variable life insurance policies containing reinsurance provisions.

Amortization of deferred policy acquisition costs decreased $7.4 million (or 57%) and $15.4 million (or 60%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. Excluding the impact of DAC unlocking, which is noted in the Critical Accounting Policies section above, amortization decreased $7.9 million (or 50%) and $5.3 million (or 19%), respectively, primarily due to higher mortality during the current three and six month periods ended June 30, 2007, as compared to the same periods in 2006.

Insurance expenses and taxes increased $1.3 million (or 9%) and $3.2 million (or 12%) during the current three and six month periods ended June 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in insurance expenses and taxes for each respective period:

                              THREE MONTHS     SIX MONTHS
(dollars in millions)        2007 VS. 2006   2007 VS. 2006
---------------------        -------------   -------------
Commissions                     $0.9(1)         $1.6(1)
General insurance expenses       0.3(2)          1.1(3)
Taxes, licenses, and fees        0.1(4)          0.5(4)
                                ----            ----
                                $1.3            $3.2
                                ====            ====

(1) The increases in commissions are primarily due to an increase in variable annuity asset-based commissions resulting from higher variable account balances.

(2) The increase in general expenses during the current three month period is primarily due to increased prospectus expenses as compared to the same period last year.

(3) The increase in general insurance expenses during the current six month period is primarily due to an increase in occupancy expenses. During the first quarter 2006, the Company received a credit for the termination of a lease agreement relating to office space the Company no longer occupies.

(4) The increases in taxes, licenses and fees are primarily due to increased state income tax expenses.

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

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: August 10, 2007

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