Form 10-Q
period 2007-09-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2007-11-13
CIK 845091

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

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007 COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

PART I. Financial Information

Item 1. Financial Statements

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                           SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands)                                                          2007           2006
----------------------                                                     -------------   ------------
ASSETS
INVESTMENTS
   Fixed maturity available-for-sale securities, at estimated fair value
      (amortized cost: 2007 - $1,474,041; 2006 - $1,586,196)                $ 1,463,108     $ 1,570,383
   Equity available-for-sale securities, at estimated fair value
      (cost: 2007 - $43,583; 2006 - $70,021)                                     42,594          72,728
   Limited partnerships, at cost                                                  8,262          11,417
   Policy loans on insurance contracts, at outstanding loan balances            950,148         968,874
                                                                            -----------     -----------
                                                                              2,464,112       2,623,402
                                                                            -----------     -----------
CASH AND CASH EQUIVALENTS                                                       128,987         230,586
ACCRUED INVESTMENT INCOME                                                        45,367          47,548
DEFERRED POLICY ACQUISITION COSTS                                               284,912         285,648
DEFERRED SALES INDUCEMENTS                                                       28,771          20,606
REINSURANCE RECEIVABLES                                                          15,023          10,522
RECEIVABLES FROM SECURITIES SOLD                                                     --          23,921
OTHER ASSETS                                                                     45,425          49,241
SEPARATE ACCOUNTS ASSETS                                                     11,622,103      11,330,397
                                                                            -----------     -----------
TOTAL ASSETS                                                                $14,634,700     $14,621,871
                                                                            ===========     ===========

See Notes to Financial Statements.                                   (Continued)


                                        1

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                           BALANCE SHEETS (UNAUDITED)

                                                                       SEPTEMBER 30,   DECEMBER 31,
(dollars in thousands, except common stock par value and shares)            2007           2006
----------------------------------------------------------------       -------------   ------------
LIABILITIES
   POLICYHOLDER LIABILITIES AND ACCRUALS
      Policyholder account balances                                     $ 1,939,331     $ 2,047,973
      Future policy benefits                                                388,658         408,681
      Claims and claims settlement expenses                                  37,694          42,426
                                                                        -----------     -----------
                                                                          2,365,683       2,499,080
                                                                        -----------     -----------
OTHER POLICYHOLDER FUNDS                                                      4,731           6,973
LIABILITY FOR GUARANTY FUND ASSESSMENTS                                       5,820           6,005
FEDERAL INCOME TAXES - CURRENT                                               12,324          16,295
FEDERAL INCOME TAXES - DEFERRED                                               6,398           2,846
PAYABLES FOR SECURITIES PURCHASED                                                --          40,319
AFFILIATED PAYABLES - NET                                                    22,066           9,982
UNEARNED POLICY CHARGE REVENUE                                               41,301          35,545
OTHER LIABILITIES                                                             4,352           5,393
SEPARATE ACCOUNTS LIABILITIES                                            11,622,103      11,330,397
                                                                        -----------     -----------
TOTAL LIABILITIES                                                        14,084,778      13,952,835
                                                                        -----------     -----------
STOCKHOLDER'S EQUITY
   Common stock ($10 par value; authorized: 1,000,000 shares; issued
      and outstanding: 250,000 shares)                                        2,500           2,500
   Additional paid-in capital                                               397,324         397,324
   Accumulated other comprehensive loss, net of taxes                       (10,688)        (10,233)
   Retained earnings                                                        160,786         279,445
                                                                        -----------     -----------
TOTAL STOCKHOLDER'S EQUITY                                                  549,922         669,036
                                                                        -----------     -----------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                              $14,634,700     $14,621,871
                                                                        ===========     ===========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                       ------------------
(dollars in thousands)                                   2007      2006
----------------------                                 -------   --------
NET REVENUES
   Policy charge revenue                               $65,556   $ 70,594
   Net investment income                                32,726     35,635
   Net realized investment gains (losses)                  (47)       758
                                                       -------   --------
TOTAL NET REVENUES                                      98,235    106,987
                                                       -------   --------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities        22,505     25,100
   Policy benefits (net of reinsurance recoveries:
      2007 - $4,920; 2006 - $2,783)                     13,414     10,688
   Reinsurance premium ceded                             7,024      6,756
   Amortization of deferred policy acquisition costs    14,801     20,071
   Insurance expenses and taxes                         16,244     14,344
                                                       -------   --------
TOTAL BENEFITS AND EXPENSES                             73,988     76,959
                                                       -------   --------
EARNINGS BEFORE FEDERAL INCOME TAXES                    24,247     30,028
                                                       -------   --------
FEDERAL INCOME TAX EXPENSE (BENEFIT)
   Current                                               9,323     11,588
   Deferred                                             (1,956)    (2,455)
                                                       -------   --------
TOTAL FEDERAL INCOME TAX EXPENSE                         7,367      9,133
                                                       -------   --------
NET EARNINGS                                           $16,880   $ 20,895
                                                       =======   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                       STATEMENTS OF EARNINGS (UNAUDITED)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                     -------------------
(dollars in thousands)                                                 2007       2006
----------------------                                               --------   --------
NET REVENUES
   Policy charge revenue                                             $197,393   $197,117
   Net investment income                                              100,212    107,121
   Net realized investment gains                                        2,126      1,765
                                                                     --------   --------
TOTAL NET REVENUES                                                    299,731    306,003
                                                                     --------   --------
BENEFITS AND EXPENSES
   Interest credited to policyholder liabilities                       70,802     76,277
   Policy benefits (net of reinsurance recoveries: 2007 - $12,444;
      2006 - $11,657)                                                  23,731     36,816
   Reinsurance premium ceded                                           21,340     20,324
   Amortization of deferred policy acquisition costs                   24,929     45,630
   Insurance expenses and taxes                                        47,382     42,247
                                                                     --------   --------
TOTAL BENEFITS AND EXPENSES                                           188,184    221,294
                                                                     --------   --------
EARNINGS BEFORE FEDERAL INCOME TAXES                                  111,547     84,709
                                                                     --------   --------
FEDERAL INCOME TAX EXPENSE
   Current                                                             32,678     26,998
   Deferred                                                             3,797        562
                                                                     --------   --------
TOTAL FEDERAL INCOME TAX EXPENSE                                       36,475     27,560
                                                                     --------   --------
NET EARNINGS                                                         $ 75,072   $ 57,149
                                                                     ========   ========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                                ------------------
(dollars in thousands)                                                            2007      2006
----------------------                                                          -------   -------
NET EARNINGS                                                                    $16,880   $20,895
                                                                                -------   -------
OTHER COMPREHENSIVE INCOME
   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains arising during the period                     10,461    29,501
      Reclassification adjustment for (gains) losses included in net earnings       219      (759)
                                                                                -------   -------
                                                                                 10,680    28,742
                                                                                -------   -------
   Adjustments for policyholder liabilities                                      (4,174)   (4,674)
   Adjustments for deferred federal income taxes                                 (2,277)   (8,424)
                                                                                -------   -------
Total other comprehensive income, net of taxes                                    4,229    15,644
                                                                                -------   -------
COMPREHENSIVE INCOME                                                            $21,109   $36,539
                                                                                =======   =======

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                                                        NINE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                        -----------------
(dollars in thousands)                                                    2007      2006
----------------------                                                  -------   -------
NET EARNINGS                                                            $75,072   $57,149
                                                                        -------   -------
OTHER COMPREHENSIVE LOSS
   Net unrealized gains (losses) on available-for-sale securities:
      Net unrealized holding gains (losses) arising during the period     1,213    (1,552)
      Reclassification adjustment for gains included in net earnings        (29)   (1,053)
                                                                        -------   -------
                                                                          1,184    (2,605)
                                                                        -------   -------
   Adjustments for policyholder liabilities                              (1,884)    1,538
   Adjustments for deferred federal income taxes                            245       373
                                                                        -------   -------
Total other comprehensive loss, net of taxes                               (455)     (694)
                                                                        -------   -------
COMPREHENSIVE INCOME                                                    $74,617   $56,455
                                                                        =======   =======

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                 STATEMENTS OF STOCKHOLDER'S EQUITY (UNAUDITED)

                                                                 ACCUMULATED
                                                    ADDITONAL       OTHER                       TOTAL
                                           COMMON    PAID-IN    COMPREHENSIVE    RETAINED   STOCKHOLDER'S
(dollars in thousands)                      STOCK    CAPITAL    INCOME (LOSS)    EARNINGS       EQUITY
----------------------                     ------   ---------   -------------   ---------   -------------
BALANCE, JANUARY 1, 2006                   $2,500    $397,324     $(11,699)     $ 364,708     $ 752,833
Net earnings                                                                       94,737        94,737
Cash dividend paid to parent                                                     (180,000)     (180,000)
Other comprehensive income, net of taxes                             1,466                        1,466
                                           ------    --------     --------      ---------     ---------
BALANCE, DECEMBER 31, 2006                  2,500     397,324      (10,233)       279,445       669,036
Net earnings                                                                       75,072        75,072
Cash dividend paid to parent                                                     (193,731)     (193,731)
Other comprehensive loss, net of taxes                                (455)                        (455)
                                           ------    --------     --------      ---------     ---------
BALANCE, SEPTEMBER 30, 2007                $2,500    $397,324     $(10,688)     $ 160,786     $ 549,922
                                           ======    ========     ========      =========     =========

See Notes to Financial Statements.

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                 ---------------------
(dollars in thousands)                                              2007        2006
----------------------                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings                                                     $  75,072   $  57,149
Noncash items included in earnings:
   Amortization of deferred policy acquisition costs                24,929      45,630
   Capitalization of deferred policy acquisition costs             (24,193)    (22,275)
   Amortization of deferred sales inducements                        2,117       1,350
   Capitalization of deferred sales inducements                    (10,282)     (8,852)
   Accretion (amortization) of unearned policy charge revenue        5,486      (8,466)
   Capitalization of unearned policy charge revenue                    270         237
   Amortization of investments                                       2,637       5,983
   Interest credited to policyholder liabilities                    70,802      76,277
   Change in guaranteed benefit liabilities                        (11,069)      6,361
   Deferred federal income tax expense                               3,797         562
(Increase) decrease in operating assets:
   Trading account securities                                           --      28,148
   Accrued investment income                                         2,181         439
   Reinsurance receivables                                          (4,501)     (1,734)
   Affiliated receivables - net                                         --       5,519
   Other assets                                                      3,816      (3,209)
Increase (decrease) in operating liabilities:
   Claims and claims settlement expenses                            (4,732)      2,100
   Other policyholder funds                                         (2,242)      3,090
   Liability for guaranty fund assessments                            (185)       (255)
   Federal income taxes - current                                   (3,971)     (2,984)
   Affiliated payables - net                                        12,084       5,613
   Other liabilities                                                (1,041)     (2,405)
Other operating activities:
   Net realized investment gains                                    (2,126)     (1,765)
                                                                 ---------   ---------
Net cash and cash equivalents provided by operating activities     138,849     186,513
                                                                 ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from (payments for):
   Sales of available-for-sale securities                          253,668     245,259
   Maturities of available-for-sale securities                     226,044      97,801
   Purchases of available-for-sale securities                     (358,028)   (175,811)
   Sales of limited partnerships                                     3,155         411
   Purchases of limited partnerships                                    --        (250)
   Policy loans on insurance contracts - net                        18,726      23,386
                                                                 ---------   ---------
Net cash and cash equivalents provided by investing activities   $ 143,565   $ 190,796
                                                                 ---------   ---------

See Notes to Financial Statements.                                   (Continued)

                      MERRILL LYNCH LIFE INSURANCE COMPANY
       (A WHOLLY OWNED SUBSIDIARY OF MERRILL LYNCH INSURANCE GROUP, INC.)
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                           ---------------------
(dollars in thousands)                                                        2007        2006
----------------------                                                     ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments for):
   Cash dividend paid to parent                                            $(193,731)  $(180,000)
   Policyholder deposits (excludes internal policy replacement deposits)     498,749     486,607
   Policyholder withdrawals (including transfers from separate accounts)    (689,031)   (659,258)
                                                                           ---------   ---------
Net cash and cash equivalents used in financing activities                  (384,013)   (352,651)
                                                                           ---------   ---------
Net increase (decrease) in cash and cash equivalents                        (101,599)     24,658
Cash and cash equivalents, beginning of period                               230,586      56,319
                                                                           ---------   ---------
Cash and cash equivalents, end of period                                   $ 128,987   $  80,977
                                                                           =========   =========
SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid to affiliates for:
   Federal income taxes                                                    $  36,649   $  29,982
   Interest                                                                      398         425

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

On August 13, 2007, Merrill Lynch & Co. announced that it will form a strategic business relationship with AEGON USA ("AEGON") in the areas of insurance and investment products. As part of this relationship, MLIG has agreed to sell the Company and its affiliate, ML Life Insurance Company of New York to AEGON for $1.3 billion. The transaction is expected to close by the end of the fourth quarter of 2007, subject to regulatory approvals.

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

The following table presents the Company's hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2007:

                                                           LEVEL 1       LEVEL 2    LEVEL 3      TOTAL
                                                         -----------   ----------   -------   -----------
ASSETS:
   Fixed maturity securities (1)                         $ 1,316,660   $  146,448   $    --   $ 1,463,108
   Equity securities (1)                                      29,252       13,342        --        42,594
   Limited partnerships (2)                                       --        8,262        --         8,262
   Policy loans on insurance contracts (3)                        --      950,148        --       950,148
   Cash and cash equivalents (4)                             128,987           --        --       128,987
   Separate accounts assets (5)                           11,622,103           --        --    11,622,103
                                                         -----------   ----------   -------   -----------
Total                                                    $13,097,002   $1,118,200   $    --   $14,215,202
                                                         ===========   ==========   =======   ===========
LIABILITIES:
   Policyholder account balances (6)                     $ 1,939,331   $       --   $    --   $ 1,939,331
   Guaranteed minimum withdrawal benefit liability (7)            --           --    (8,416)       (8,416)
   Separate accounts liabilities (5)                      11,622,103           --        --    11,622,103
                                                         -----------   ----------   -------   -----------
                                                         $13,561,434   $       --   $(8,416)  $13,553,018
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

The following table provides a summary of the changes in fair value of the Company's Level 3 liabilities:

                                      GMWB
                                    -------
Balance at December 31, 2006        $    --
Changes in valuation (a)             (8,416)
                                    -------
Balance at September 30, 2007 (b)   $(8,416)
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

The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes were as follows:

                                                        SEPTEMBER 30,   DECEMBER
                                                             2007         2006
                                                        -------------   --------
Assets:
   Fixed maturity securities                              $(10,933)     $(15,813)
   Equity securities                                          (989)        2,707
                                                          --------      --------
                                                           (11,922)      (13,106)
                                                          --------      --------
Liabilities:
   Policyholder account balances                             4,520         2,636
   Federal income taxes - deferred                          (5,754)       (5,509)
                                                          --------      --------
                                                            (1,234)       (2,873)
                                                          --------      --------
Stockholder's Equity:
   Accumulated other comprehensive loss, net of taxes     $(10,688)     $(10,233)
                                                          ========      ========

NOTE 4. DEFERRED POLICY ACQUISITION COSTS ("DAC") AND UNEARNED POLICY CHARGE REVENUE ("UPCR")

The components of amortization of DAC for the three and nine month periods ended September 30 were as follows:

                                                                    THREE MONTHS        NINE MONTHS
                                                                       ENDED               ENDED
                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                 -----------------   -----------------
                                                                  2007      2006       2007      2006
                                                                 -------   -------   -------   -------
Normal amortization related to variable life
   and annuity insurance products                                $ 9,174   $16,181   $32,283   $44,575
Unlocking related to variable annuity insurance products           5,627        --    (7,354)       --
Unlocking related to variable universal life insurance product        --     3,890        --     1,055
                                                                 -------   -------   -------   -------
Total amortization of DAC                                        $14,801   $20,071   $24,929   $45,630
                                                                 =======   =======   =======   =======

Unlocking during the three and nine month periods ended September 30, 2007 was impacted by quarter and year to date fluctuations in actual separate account returns as compared to assumptions. However, the impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

The components of (accretion) amortization of UPCR for the three and nine month periods ended September 30 were as follows:

                                                                    THREE MONTHS        NINE MONTHS
                                                                       ENDED               ENDED
                                                                   SEPTEMBER 30,       SEPTEMBER 30,
                                                                 -----------------   -----------------
                                                                   2007      2006      2007      2006
                                                                 -------   -------   -------   -------
Normal (accretion) amortization related to variable
   universal life insurance product                              $(3,373)   $3,919   $(5,486)   $6,934
Unlocking related to variable universal life insurance product        --     4,523        --     1,532
                                                                 -------    ------   -------    ------
Total (accretion) amortization of UPCR                           $(3,373)   $8,442   $(5,486)   $8,466
                                                                 =======    ======   =======    ======

During the three and nine month periods ended September 30, 2007, normal UPCR (accretion) amortization was unfavorably impacted by increased mortality. During the third quarter 2006, the Company revised mortality assumptions on its variable universal life insurance product resulting in an unlocking benefit of $4,523.

NOTE 5. VARIABLE ANNUITY GUARANTEED BENEFITS

The components of the changes in the variable annuity guaranteed minimum death benefit ("GMDB") liability, which is recorded as a component of policy benefits, for the three and nine month periods ended September 30, 2007 and 2006 were as follows:

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                  SEPTEMBER 30,         SEPTEMBER 30,
                               ------------------   --------------------
                                 2007      2006        2007       2006
                               -------   --------   ---------   --------
Guaranteed benefits incurred   $ 6,049   $ 6,968    $ 18,544    $ 21,143
Guaranteed benefits paid        (4,298)   (5,556)    (12,673)    (17,385)
Unlocking                        1,796        --     (12,683)         --
                               -------   -------    --------    --------
Total                          $ 3,547   $ 1,412    $ (6,812)   $  3,758
                               =======   =======    ========    ========

Unlocking during the three and nine month periods ended September 30, 2007 was impacted by quarter and year to date fluctuations in actual separate account returns as compared to assumptions. However, the impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

The variable annuity GMDB liability at September 30, 2007 and December 31, 2006 was $93,489 and $100,301, respectively.

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

Statutory capital and surplus at September 30, 2007 and December 31, 2006 were $299,436 and $418,100, respectively. For the nine month periods ended September 30, 2007 and 2006, statutory net income was $73,506 and $70,411, respectively.

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

The following table summarizes each business segment's contribution to consolidated net revenues and net earnings.

                    THREE MONTHS ENDED    NINE MONTHS ENDED
                       SEPTEMBER 30,        SEPTEMBER 30,
                    ------------------   -------------------
                       2007       2006     2007       2006
                     -------   -------   --------   --------
Net Revenues (1):
   Annuities         $50,948   $46,853   $151,063   $139,039
   Life Insurance     22,505    33,292     69,999     82,701
   Other               2,277     1,742      7,867      7,986
                     -------   -------   --------   --------
Net Revenues         $75,730   $81,887   $228,929   $229,726
                     =======   =======   ========   ========
Net Earnings:
   Annuities         $10,309   $10,719   $ 55,237   $ 30,136
   Life Insurance      5,095     9,044     14,721     21,822
   Other               1,476     1,132      5,114      5,191
                     -------   -------   --------   --------
Net Earnings         $16,880   $20,895   $ 75,072   $ 57,149
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

GENERAL DEVELOPMENTS

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

On August 13, 2007, Merrill Lynch & Co. announced that it will form a strategic business relationship with AEGON USA ("AEGON") in the areas of insurance and investment products. As part of this relationship, MLIG has agreed to sell the Company and its affiliate, ML Life Insurance Company of New York to AEGON for $1.3 billion. The transaction is expected to close by the end of the fourth quarter of 2007, subject to regulatory approvals.

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

EQUITY MARKET PERFORMANCE

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company's variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average ("Dow"), the NASDAQ Composite Index ("NASDAQ") and the Standard & Poor's 500 Composite Stock Price Index ("S&P"). Despite month-to-month market volatility during the third quarter 2007, the major U.S. equity indices have steadily increased through the third quarter 2007. The Dow increased 3.6% for the third quarter and 11.5% on a year-to-date basis. The NASDAQ increased 3.8% for the third quarter and 11.8% on a year-to-date basis and the S&P increased 1.6% for the third quarter and 7.7% on a year-to-date basis.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 80% of separate accounts assets were invested in equity-based mutual funds at September 30, 2007. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company's financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.

During the first nine months of 2007 average variable account balances increased $517.5 million (or 5%) to $11.5 billion as compared to the same period in 2006. The increase in average variable account balances contributed $3.0 million (or 7%) and $7.4 million (or 6%) to the increase in asset-based policy charge revenue during the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006.

Fluctuations in the U.S. equity market also directly impact the Company's exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guaranteed benefit exceeds the variable account balance. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

                                                                          THREE            NINE
                                                                       MONTHS ENDED    MONTHS ENDED
                                                                      SEPTEMBER 30,   SEPTEMBER 30,
                                                                      -------------   -------------
                                                                       2007    2006    2007    2006
                                                                      -----   -----   -----   -----
Average medium term interest rate yield (1)                            4.10%   4.67%   4.10%   4.67%
Increase (decrease) in medium term interest rates (in basis points)     (80)    (58)    (67)     31
Credit spreads (in basis points) (2)                                    150      87     150      87
Expanding (contracting) of credit spreads (in basis points)              64       1      73     (19)
Increase (decrease) on market valuations: (in millions)
   Available-for-sale investment securities                           $10.7   $28.7   $ 1.2   $(2.6)
   Interest-sensitive policyholder liabilities                         (4.2)   (4.7)   (1.9)    1.5
                                                                      -----   -----   -----   -----
Net increase (decrease) on market valuations                          $ 6.5   $24.0   $(0.7)  $(1.1)
                                                                      =====   =====   =====   =====

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

VALUATION OF FIXED MATURITY AND EQUITY SECURITIES

The Company's investments are available-for-sale fixed maturity and equity securities as defined by Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, the Company utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At September 30, 2007 and December 31, 2006, approximately, $159.8 million (or 11%) and, $203.2 million (or 12%), respectively, of the Company's fixed maturity and equity securities portfolio consisted of non-publicly traded securities.

Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.

OTHER-THAN-TEMPORARY IMPAIRMENT LOSSES ON INVESTMENTS

The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary ("OTT") declines in the fair value of investments. Management makes this determination through a series of discussions with the Company's portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company's ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management's best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. There were no OTT impairments on investments in fixed maturity securities for the three and nine month periods ended September 30, 2007 and 2006.

DEFERRED POLICY ACQUISITION COSTS FOR VARIABLE ANNUITIES AND VARIABLE LIFE INSURANCE

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. Deferred policy acquisition costs ("DAC") are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2007, variable annuities and variable life insurance accounted for $196.2 million (or 69%) and $79.5 million (or 28%), respectively, of the Company's DAC asset. At December 31, 2006, variable annuities and variable life insurance accounted for $191.9 million (or 67%) and $83.2 million (or 29%), respectively, of the Company's DAC asset.

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

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as "unlocking". Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three month period ended September 30, 2007, the unfavorable impact to pre-tax earnings related to DAC unlocking was $5.6 million. For the nine month period ended September 30, 2007, there was a favorable impact to pre-tax earnings related to DAC unlocking of $7.4 million. For the three and nine month periods ended September 30, 2006, the unfavorable impact to pre-tax earnings related to DAC unlocking was $3.9 million and $1.1 million, respectively. See Note 4 to the Financial Statements for a further discussion of DAC.

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

Policyholder Account Balances

The Company's liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders' withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2007 and December 31, 2006 were $1.9 billion and 2.0 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, investment yields and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2007 and December 31, 2006, future policy benefits were $388.7 million and $408.7 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2007 and December 31, 2006, GMDB liabilities included within future policy benefits were $95.9 million and $102.6 million, respectively. See
Note 5 to the Financial Statements for a further discussion of variable annuity GMDB liabilities. At September 30, 2007 and December 31, 2006, GMIB liabilities included within future policy benefits were $9.8 million and $5.8 million, respectively. The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and/or GMIB liabilities with a related charge or credit to earnings ("unlocking"), if actual experience or evidence suggests that the assumptions should be revised. For the three month period ended September 30, 2007 the unfavorable impact to pre-tax earnings related to GMDB and GMIB unlocking was $1.8 million and $0.4 million, respectively. For the nine month period ended September 30, 2007, the impact to pre-tax earnings related to GMDB unlocking was $12.7 million favorable and was $0.4 million unfavorable for GMIB unlocking. There was no GMDB or GMIB unlocking during the three and nine month periods ended September 30, 2006.

Future policy benefits also include liabilities, which can be either positive or negative, for GMWB riders contained in the variable products that the Company issues. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. At September 30, 2007, GMWB liabilities included within future policy benefits were a negative $8.4 million. There were no GMWB liabilities at December 31, 2006. See Note 2 to the Financial Statements for a further discussion of GMWB liabilities.

UNEARNED POLICY CHARGE REVENUE ("UPCR") LIABILITY FOR VARIABLE LIFE INSURANCE

The Company's variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is accreted into revenue over time in the same manner that DAC is amortized. In addition, the UPCR liability is subject to the same periodic reassessment ("unlocking") as DAC. For the three and nine month periods ended September 30, 2007 there was no unlocking. For the three and nine month periods ended September 30, 2006, the favorable impact to pre-tax earnings related to unlocking was $4.5 million and $1.5, respectively. At September 30, 2007 and December 31, 2006, the Company's UPCR liability was $41.3 million and $35.5 million, respectively. See Note 4 to the Financial Statements for a further discussion of the UPCR liability.

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

Specific estimates include the realization of dividend-received deductions ("DRD") and foreign tax credits ("FTC"). A portion of the Company's investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year's provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During the three month periods ended September 30, 2007 and 2006, the Company decreased its provision for federal income taxes by $1.1 million and $1.4 million, respectively due to DRD and FTC adjustments. During the nine month periods ended September 30, 2007 and 2006, the Company decreased its provision for federal income taxes by $2.6 million and $2.1 million, respectively due to DRD and FTC adjustments.

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

Total direct deposits increased $10.7 million (or 6%) to $188.6 and $47.5 million (or 9%) to $601.1 million during the three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. Total direct deposits by product were as follows:

                           (DOLLARS IN MILLIONS)               % CHANGE
                        ---------------------------   -----------------------------
                        THIRD QUARTER   NINE MONTHS   THIRD QUARTER    NINE MONTHS
                             2007           2007      2007 VS. 2006   2007 VS. 2006
                        -------------   -----------   -------------   -------------
Variable Annuities:
   L-Share                  $ 65.9         $240.0            4%             22%
   Bonus                      68.6          191.5           10              17
   B-Share                    38.8          122.3           38               6
   C-Share                     9.7           32.1          (27)            (35)
                            ------         ------          ---             ---
                             183.0          585.9           10              12
                            ------         ------          ---             ---
All Other Deposits             5.6           15.2          (48)            (47)
                            ------         ------          ---             ---
Total Direct Deposits       $188.6         $601.1            6%              9%
                            ======         ======          ===             ===

During the current three and nine month periods, variable annuity deposits increased $15.9 million (or 10%) to 183.0 million and $60.9 million (or 12%) to $585.9 million, respectively, as compared to the same periods in 2006. The increases in variable annuity deposits are primarily due to the product enhancements included in ICA as well as the continued demand for guaranteed benefit provisions.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.

SURRENDERS

Policy and contract surrenders increased $73.4 million (or 23%) to $386.8 million and $85.3 million (or 9%) to $1,088.6 million during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The increases are primarily due to increased variable annuity surrenders resulting from the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.

FINANCIAL CONDITION

At September 30, 2007 and December 31, 2006, the Company's assets were $14.6 billion. Assets excluding separate accounts assets decreased $278.9 million (or 8%) primarily due to the $193.7 million dividend payment and a reduction in the number of fixed rate contracts inforce. Separate accounts assets, which represent 79% of total assets, increased $291.7 million (or 3%) to $11.6 billion. Changes in separate accounts assets by quarter were as follows:

(dollars in Millions)                    1Q07      2Q07      3Q07       TOTAL
---------------------                  -------   -------   -------    --------
Investment performance                 $ 193.6   $ 532.0   $ 267.0   $   992.6
Deposits                                 200.1     210.6     186.2       596.9
Policy fees and charges                  (55.0)    (55.7)    (56.4)     (167.1)
Surrenders, benefits and withdrawals    (328.2)   (401.5)   (401.0)   (1,130.7)
                                       -------   -------   -------   ---------
Net increase (decrease)                $  10.5   $ 285.4   $  (4.2)  $   291.7
                                       =======   =======   =======   =========


During the first nine months of 2007, the Company experienced contract owner withdrawals that exceeded deposits on all products by $742.1 million. The components of contract owner transactions were as follows:

                                       NINE MONTHS
(dollars in millions)                      2007
---------------------                  -----------
Deposits collected                      $  601.1
Internal tax-free exchanges               (102.4)
                                        --------
   Net contract owner deposits             498.7
                                        --------
Contract owner withdrawals                 689.0
Net transfers from separate accounts       551.8
                                        --------
   Net contract owner withdrawals        1,240.8
                                        --------
Net contract owner activity             $ (742.1)
                                        ========

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents. The Company has no mortgage or real estate investments. In addition, the Company has no subprime mortgage exposure within its investment portfolio.

At September 30, 2007 and December 31, 2006, approximately $1.5 billion (or 100%) and $1.6 billion (or 99%), respectively, of fixed maturity securities were considered investment grade. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor's BBB- or higher (or similar rating agency). Also, at September 30, 2007, approximately $59.4 million (or 4%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor's. This compares to $58.7 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2006.

At September 30, 2007, there were no fixed maturity securities considered below investment grade. This compares to $17.5 million (or 1%) of fixed maturity securities considered below investment grade at December 31, 2006. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. Below investment grade holdings are the result of ratings downgrades on existing securities as the Company does not purchase below investment grade securities. The Company closely monitors such investments.

LIQUIDITY

To fund all business activities, the Company maintains a high quality and liquid investment portfolio. As of September 30, 2007, the Company's assets included $1.5 billion of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company has developed a comprehensive capital management plan that will continue to provide appropriate levels of capital for the risks assumed, but will allow the Company to reduce its absolute level of surplus. During the first quarter of 2007, the Company paid cash dividends of $125.0 million to MLIG of which $41.6 million were ordinary dividends and $83.4 million were extraordinary. During the second quarter 2007 the Company paid an extraordinary cash dividend of $68.7 million to MLIG. During the first half of 2006, the Company paid cash dividends of $180.0 million to MLIG, of which $39.8 million were ordinary dividends and $140.2 million were extraordinary.

The Company and Merrill Lynch & Co. are parties to a "keepwell" agreement. This agreement obligates Merrill Lynch & Co. to maintain a level of capital in the Company in excess of minimum regulatory requirements.

CONTRACTUAL OBLIGATIONS

The following table summarizes the Company's contractual obligations at September 30, 2007:

                                LESS THAN     THREE TO     MORE THAN
(dollars in millions)          THREE YEARS   FIVE YEARS   FIVE YEARS    TOTAL
---------------------          -----------   ----------   ----------   ------
Contractual Obligations:
   Long-term liabilities (1)      $17.3         $34.7       $239.4     $291.4

(1) Long-term liabilities include policyholder liabilities for which the Company believes the amount and timing of the payments are essentially fixed and determinable. These amounts primarily relate to contracts where the Company is currently making payments to policyholders and will continue to do so until the occurrence of a specific event.

RESULTS OF OPERATIONS

For the three month periods ended September 30, 2007 and 2006, the Company recorded net earnings of $16.9 million and $20.9 million, respectively. For the nine month periods ended September 30, 2007 and 2006, the Company reported net earnings of $75.1 million and $57.1 million, respectively.

Policy charge revenue decreased $5.0 million (or 7%) during the current three month period ended September 30, 2007, and increased $0.3 million during the current nine month period ended September 30, 2007, as compared to the same periods in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

                                                   THREE MONTHS     NINE MONTHS
(dollars in millions)                             2007 VS. 2006   2007 VS. 2006
---------------------                             -------------   --------------
Asset-based policy charge revenue                   $  3.0(1)       $  7.4(1)
Guaranteed benefits based policy charge revenue        2.1(2)          6.0(2)
Non-asset based policy charge revenue                (10.1)(3)       (13.1)(3)
                                                    ------          ------
                                                    $ (5.0)         $  0.3
                                                    ======          ======

(1) Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances.

(2) The increases in guaranteed benefits based policy charge revenue are due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(3) The decreases in non-asset based policy charge revenue are primarily due to increased mortality, as well as, period-to-period differences in UPCR unlocking as noted in the Critical Accounting Policies section above.

Net earnings derived from interest spread decreased $0.3 million (or 3%) and $1.4 million (or 5%) during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The decreases are primarily due to the decrease in fixed rate contracts in force. In addition, interest spread was unfavorably impacted by increased dividend payments during the first half of 2007 as compared to 2006.

Net realized investment gains decreased $0.8 million during the current three month period ended September 30, 2007 and increased $0.4 million during the current nine month period ended September 30, 2007, as compared to the same periods in 2006. The following table provides the changes in realized investment gains by type:

                         THREE MONTHS    NINE MONTHS
(dollars in millions)   2007 VS. 2006   2007 VS. 2006
---------------------   -------------   -------------
Credit related            $(0.9)(1)       $ 1.1(2)
Interest related            0.1              --
Trading account              --(3)         (0.7)(3)
                          -----           -----
                          $(0.8)          $ 0.4
                          =====           =====

(1) The decrease in credit related gains during the current three month period is primarily due to one large credit related gain recorded in the third quarter 2006.

(2) The increase in credit related gains during the current nine month period is primarily due to one large credit related gain recorded in the second quarter 2007.

(3)  During the first quarter 2006 the Company liquidated its trading portfolio.

Policy benefits increased $2.7 million (or 26%) during the current three month period ended September 30, 2007 and decreased $13.1 million (or 36%) during the current nine month period ended September 30, 2007, as compared to the same periods in 2006. The following table provides the changes in policy benefits by type:

                                                 THREE MONTHS    NINE MONTHS
(dollars in millions)                           2007 VS. 2006   2007 VS. 2006
---------------------                           -------------   -------------
Variable annuity guaranteed benefit unlocking     $ 2.2(1)        $(12.3)(1)
Variable annuity guaranteed benefit expense        (5.0)(2)         (9.8)(3)
Amortization of deferred sales inducements          0.5(4)           0.8(4)
Life insurance mortality expense                    5.0(5)           8.2(5)
                                                  -----           ------
                                                  $ 2.7           $(13.1)
                                                  =====           ======

(1) See the Critical Accounting Policies section above for further discussion of variable annuity guaranteed benefit liability unlocking.

(2) The decrease in variable annuity guaranteed benefit expense during the current three month period is primarily due to favorable variable annuity liability adjustments resulting from higher projected reinsurance recoverables.

(3) The decrease in variable annuity guaranteed benefit expense during the current nine month period is primarily due to the favorable GMWB liability valuation adjustments.

(4) The increases in amortization of deferred sales inducements are due to an increase in variable annuity contracts containing the bonus feature.

(5) The increases in life insurance mortality expense are primarily due to increases in net amount at risk per death claim during the current three and nine month periods of 2007 as compared to the same periods in 2006.

Reinsurance premium ceded increased $0.3 million (or 4%) and $1.0 million (or 5%) during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The increases are attributable to an increase in net amount at risk for certain variable life insurance policies containing reinsurance provisions.

Amortization of deferred policy acquisition costs decreased $5.3 million (or 26%) and $20.7 million (or 45%) during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. Excluding the impact of DAC unlocking, which is noted in the Critical Accounting Policies section above, amortization decreased $7.0 million (or 43%) and

$12.3 million (or 28%), respectively, primarily due to higher mortality during the current three and nine month periods ended September 30, 2007, as compared to the same periods in 2006.

Insurance expenses and taxes increased $1.9 million (or 13%) and $5.1 million (or 12%) during the current three and nine month periods ended September 30, 2007, respectively, as compared to the same periods in 2006. The following table provides the changes in insurance expenses and taxes for each respective period:

                              THREE MONTHS    NINE MONTHS
(dollars in millions)        2007 VS. 2006   2007 VS. 2006
---------------------        -------------   -------------
Commissions                     $1.3(1)        $2.8(1)
General insurance expenses       0.3(2)         1.5(2),(3)
Taxes, licenses, and fees        0.3(4)         0.8(4)
                                ----           ----
                                $1.9           $5.1
                                ====           ====

(1) The increases in commissions are primarily due to an increase in variable annuity asset-based commissions resulting from higher variable account balances.

(2) The increase in general expenses during the current three month period is primarily due to an increase in corporate overhead allocations.

(3) The increase in general insurance expenses during the current nine month period is primarily due to an increase in occupancy expenses. During the first quarter 2006, the Company received a credit for the termination of a lease agreement relating to office space the Company no longer occupies.

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

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 9, 2007

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