Form 10-K
period 2007-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2008-03-27
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863; 333-133223; 333-133225

MERRILL LYNCH LIFE INSURANCE COMPANY
(Exact name of Registrant as specified in its charter)

Arkansas	91-1325756

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Edgewood Road, NE Cedar Rapids, Iowa 52499-0001

(Address of Principal Executive Offices)
(800) 346-3677

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes __ No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ large accelerated filer             ☐ accelerated filer             ☑ non-accelerated filer             ☐ smaller reporting company

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

Item 1.  Business
On December 28, 2007 (the “Acquisition Date”), Merrill Lynch Life Insurance Company (“the Registrant” or “MLLIC”) and its affiliate, ML Life Insurance Company of New York (“MLLICNY”) were acquired by AEGON USA, Inc. (“AUSA”) for $1.12 billion and $0.13 billion, respectively for a total price for both entities of $1.25 billion. AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over 10 countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to the Acquisition Date, MLLIC was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”).
The Registrant is a life insurance company engaged in the sale of annuity products. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Registrant is currently subject to primary regulation by the Arkansas Insurance Department.
Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s financial statements which are contained herein.
The Registrant is currently licensed in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2007, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 11%, Texas, 10%, Illinois, 7%, New Jersey, 7%, California, 7%, and Pennsylvania, 6%, as measured by total contract owner deposits.
The Registrant’s annuity products are sold by licensed agents of Merrill Lynch Life Agency, Inc. (“MLLA”), a wholly owned subsidiary of Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), pursuant to a general agency agreement by and between the Registrant and MLLA. At December 31, 2007, approximately 14,389 agents of MLLA were authorized to act for the Registrant.
The Registrant makes available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. This information is available through Our Insurance Companies section of the AUSA website at www.aegonins.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.
Item 1A. Risk Factors
Risk Factors that Could Affect Merrill Lynch Life Insurance Company
In the course of conducting its business operations, Merrill Lynch Life Insurance Company (herein referred to as “MLLIC”, “we”, “our”, or “us”) could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect MLLIC’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures.

Competitive Environment
Industry trends could adversely affect our financial results
MLLIC is influenced by a variety of trends that affect the insurance industry. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features and benefits. In addition, several of the industry’s products can be quite homogeneous and subject to intense price competition, and sufficient scale, financial strength, and superior customer service are becoming prerequisites for sustainable growth in the life insurance industry.
Competitive factors may adversely affect our market share and financial results
MLLIC is subject to intense competition. We compete based on a number of factors including name recognition, service, product features, price, perceived financial strength, and claims-paying and credit ratings. MLLIC competes with a large number of other insurers for insurance products, as well as non-insurance financial services companies for investment products.
Competitors of MLLIC have applied for, and in some cases obtained, business method patents on such things as investment techniques, contract administration, and strategies to avoid or reduce taxes among others. Competition with such companies may materially increase MLLIC’s costs, reduce its revenues, or adversely affect MLLIC’s ability to manufacture or distribute its products.
Regulatory and Legislative Risks
The insurance industry is heavily regulated and changes in regulation may adversely affect our financial results
The life insurance industry is regulated at the state level, with some products also subject to federal regulation. Various federal and state securities regulators and self-regulatory organizations (including the Securities and Exchange Commission, New York Stock Exchange, and FINRA), as well as industry participants continued to review and, in many cases, adopt changes to their established rules and policies in areas such as corporate governance, variable annuity distribution practices, disclosure practices and auditor independence.
MLLIC is subject to a wide variety of insurance and other laws and regulations. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserving/capital requirements and marketing/sales practices for certain products, particularly variable annuities and the optional guaranteed benefits offered with these products.
Compliance with applicable laws and regulations is time consuming and personnel-intensive, and changes in these laws and regulations may materially increase MLLIC’s direct and indirect compliance and other expenses of doing business, thus having a material adverse effect on financial results.
Changes in tax legislation could make certain insurance products less attractive to consumers
Changes in tax laws could make variable annuities less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers and potential customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds.
MLLIC cannot predict whether any other legislation will be enacted, what the specific terms of any such legislation will be or how, if at all, this legislation or any other legislation could have a material adverse effect on financial condition and results of operations.
Market Risk
Changes in equity markets and other factors may significantly affect our financial results
The fee revenue that is earned on equity-based separate accounts assets is based upon account values. As strong equity markets result in higher account value, strong equity markets positively affect our results of operations through increased policy charge revenue. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.

The increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower than expected lapses, mortality rates, and expenses. As a result, the higher EGPs may result in lower new amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). However, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see “Item 7 – Management’s Narrative Analysis of Results of Operations – Critical Accounting Policies” below.
Changes in equity markets and interest rates affects the profitability of our products with guaranteed benefits, therefore, such changes may have a material adverse effect on our financial results
The amount of liabilities related to the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death or income benefit, calculated using a benefit ratio approach. The GMDB and GMIB liabilities take into account the present value of total expected GMDB and GMIB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. Both the level of expected GMDB and GMIB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. Accordingly, a decrease in the equity markets will increase the net amount at risk under the GMDB and the GMIB benefits we offer as part of our variable annuity products, which has the effect of increasing the amount of GMDB and GMIB liabilities we must record.
The amount of liabilities related to the guaranteed minimum withdrawal benefits (“GMWB”) for variable annuities are based on the fair value of the underlying benefit. The liabilities related to GMWB benefits valued at fair value are impacted by changes in equity markets and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the amount of GMWB liabilities. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will result in an increase in the GMWB liabilities we must record.
The amount of liabilities related to the reinsurance of guaranteed minimum income benefits (“GMIB reinsurance”) for variable annuities is based on the fair value of the underlying benefit. The liabilities related to the GMIB reinsurance benefits valued at fair value are impacted by changes in equity markets and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the amount of the GMIB reinsurance liability. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will generally result in an increase in the GMIB reinsurance liabilities we must record.
Changes in the guaranteed benefits would result in a charge to earnings in the quarter in which the liabilities are increased or decreased.
Credit Risk
Impairments in the value of the investment portfolio may adversely affect our financial results
MLLIC is subject to the risk that the issuers of the securities owned may default on principal and interest payments owed. The occurrence of a major economic downturn, acts of corporate malfeasance or other events that adversely affect the issuers of these securities could cause the value of the portfolio to decline and/or the default rate to increase. A ratings downgrade affecting particular issuers or securities could also have a similar effect. Any event reducing the value of these securities other than on a temporary basis could have a material adverse effect on our financial results.

Interest Rate Risk
Changes in market interest rates may adversely affect our financial results
The profitability of our fixed life and annuity products depends in part on interest rate spreads, therefore, interest rate fluctuations could negatively affect our financial results. Some of our fixed products have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our “spread” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our financial results.
In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates necessary to keep our products competitive. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed-income securities in our general account in order to borrow at lower market rates, which exacerbates this risk. As we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.
Increases in interest rates may cause increased surrenders and withdrawals of insurance products. In periods of increasing interest rates, policy loans and surrenders and withdrawals of life insurance policies and annuity contracts may increase as policyholders seek products with perceived higher returns. This process may lead to cash outflows of our existing block of business. These outflows may require investment assets to be sold at a time when the prices of those assets are lower because of the increase in market interest rates, which may result in realized investment losses. A sudden demand among policyholders to change product types or withdraw funds could lead us to sell assets at a loss to meet funding demands.
Liquidity Risk
Business and financial results may be adversely impacted by an inability to sell assets to meet maturing obligations
MLLIC could be exposed to liquidity risk, which is the potential inability to sell assets that can be quickly converted into cash obligations. MLLIC’s liquidity may be impaired due to circumstances that it may be unable to control, such as general market disruptions or an operational problem. MLLIC’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability of MLLIC to sell assets to meet maturing obligations, a negative change in its credit ratings, or regulatory capital restrictions, may have a negative effect on financial results.
Underwriting Risk
Differences between actual claims experience and underwriting and reserving assumptions may require liabilities to be increased, which may have a material adverse effect on our financial results
Our earnings depend upon the extent to which actual claims experience is consistent with the assumptions used in setting the prices for products and establishing the technical provisions and liabilities for claims. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, earnings would be reduced. Furthermore, if these higher claims were part of a trend, we may be required to increase our liabilities, which may also reduce income. In addition, certain acquisition costs related to the sale of new policies and the purchase of policies already in force have been recorded as assets on the balance sheet and are being amortized into earnings over time. If the assumptions relating to the future profitability of these policies (such as future claims, investment income, and expenses) are not realized, the amortization of these costs may be accelerated and may require write-offs due to unrecoverability. This may have a material adverse effect on our financial results.

Concentration Risk
The use of a single distribution channel may adversely affect our financial results
Our insurance products are sold solely through the ML&Co. distribution channel.  If an unfavorable development occurs with respect to this distribution source, it may adversely impact our financial results.
Other Risks
Inadequate or failed processes or systems, human factors or external events may adversely affect our profitability, reputation or operational effectiveness
Operational risk is inherent in our business and can manifest itself in many ways including business interruption, poor vendor performance, information systems malfunctions or failures, regulatory breaches, human errors, employee misconduct, and/or internal and external fraud. These events can potentially result in financial loss, harm to our reputation, and hinder our operational effectiveness.
We may have difficulty transitioning into AUSA’s business model and may incur unexpected costs in connection with the integration
We may experience material unanticipated difficulties or expenses in connection with the transition of our business subsequent to AUSA’s acquisition from MLIG. Integrating the business is a complex, time-consuming and expensive process. Before the acquisition by AUSA, we had our own systems, culture, customers and products. We may seek to transition certain operations and functions to common information and communication systems, operating procedures and financial controls. We may be unsuccessful or delayed in implementing the integration of these systems and processes, which may cause increased operating costs, worse than anticipated financial performance or the loss of clients and agents.
Litigation and regulatory investigations may adversely affect our business, results of operations, and financial condition
In recent years, the insurance industry has increasingly been the subject of litigation, investigation, and regulatory activity by various governmental and enforcement authorities concerning common industry practices such as the disclosure of contingent commissions. We cannot predict at this time the effect this current trend towards litigation and investigation will have on the insurance industry or to our business. Lawsuits, including class actions and regulatory actions, may be difficult to assess or quantify, may seek recovery of very large and/or indeterminate amounts, including punitive and treble damages, and their existence and magnitude may remain unknown for substantial periods of time. A substantial legal liability or significant regulatory action could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2.  Properties
The Registrant’s home office is located in Little Rock, Arkansas. Personnel performing services for the Registrant operate in MLIG office space, which occupies certain office space in Pennington, New Jersey through ML&Co. In addition, personnel performing services for the Registrant also operate in office space in Jacksonville, Florida, which is owned by ML&Co.
Prior to the Acquisition Date, the services were pursuant to the Registrant’s Management Services agreement with MLIG. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the service agreement with MLIG.

Subsequent to the Acquisition Date, ML&Co. and AUSA entered into a transition services agreement whereby ML&Co. is to provide certain outsourced services required for the normal operations of the business. An allocable share of the cost of each of the abovementioned premises is paid by the Registrant through the transition service agreement with ML&Co.
Item 3.  Legal Proceedings
There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.
Item 4.  Submission of Matters to a Vote of Security Holders
Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.
PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The Registrant is a wholly owned subsidiary of AUSA. There is no public trading market for the Registrant’s common stock.
During 2007, the Registrant paid a dividend of $193.7 million to MLIG, of which $41.6 million were ordinary dividends. During 2006, the Registrant paid a dividend of $180.0 million to MLIG, of which $39.8 million were ordinary dividends. During 2005, the Registrant did not pay a dividend. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 10 to the Registrant’s Financial Statements.
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
Forward Looking Statements
The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict.

Such risks and uncertainties include but are not limited to the following:
1)	Changes in general economic conditions;
2)	Changes in the performance of financial markets, including emerging markets, such as with regard to:
a)	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

b)	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
3)	The frequency and severity of insured loss events;
4)	Changes affecting mortality and other factors that may impact the profitability of our insurance products;
5)	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;
6)	Increasing levels of competition;
7)	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;
8)	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;

9)	Acts of God, acts of terrorism, acts of war and pandemics;

10)	Changes in the policies of central banks and/or governments;
11)	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

12)	Customer responsiveness to both new products and distribution channels;
13)	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products; and
14)	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives
We undertake no obligation to publicly update or revise any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which merely reflect company expectations at the time of the writing. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should, however, consult any further disclosures MLLIC may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.
Business Overview
MLLIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. These markets are highly regulated with particular emphasis on company solvency and sales practice monitoring. Demographically, the population is aging and there are a growing number of individuals preparing for retirement, which favors life insurance and annuity products. MLLIC currently offers the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (GMDB’s), guaranteed minimum income benefits (GMIB’s) and guaranteed minimum withdrawal benefits (GMWB’s). MLLIC believes that the demand for retirement products containing guarantee features will continue to increase in the future. MLLIC believes it is positioned to continue meeting these demands for guaranteed benefits.
Acquisition
On December 28, 2007, AUSA completed the acquisition of MLLIC and its affiliate MLLICNY. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition is being accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of MLLIC to be identified and measured at their estimated fair values as of the Acquisition Date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the Acquisition Date becomes available.
In addition, as required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with MLLIC has been “pushed down” to the financial statements of MLLIC, thereby establishing a new basis of accounting.

As a result, MLLIC follows AUSA’s accounting policies subsequent to the Acquisition Date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, Balance Sheet amounts at December 31, 2007 are representative of the successor basis of accounting while Statements of Earnings, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial Statements included herein for periods prior and subsequent to the Acquisition Date are labeled “Predecessor” and “Successor”, respectively. Since the actual results between the period December 28, 2007 and December 31, 2007 were not material, MLLIC has utilized December 31, 2007 as the Acquisition Date herein.
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
MLLIC’s critical accounting policies and estimates are discussed below. See Note 2 to the Financial Statements for additional information regarding accounting policies.
Valuation of Fixed Maturity and Equity Securities
MLLIC’s principal investments are available-for-sale fixed maturity and equity securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of publicly traded fixed maturity and equity securities are based on independently quoted market prices. For non-publicly traded fixed maturity and equity securities, MLLIC utilizes pricing services and broker quotes to determine fair value. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale. At December 31, 2007 and December 31, 2006, approximately, $144.5 million (or 10%) and $203.2 million (or 12%), respectively, of MLLIC’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive loss, net of taxes on the Balance Sheets and are not reflected in the Statements of Earnings until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Other-Than-Temporary Impairment Losses on Investments
MLLIC regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with MLLIC’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and MLLIC’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. OTT impairment losses result in a permanent reduction of the cost basis of the investment. MLLIC did not experience any realized investment losses due to OTT declines in fair value for the years ended December 31, 2007 and December 31, 2006. For the year ended December 31, 2005, MLLIC realized investment losses due to OTT declines in fair value of $1.9 million.

Deferred Policy Acquisition Costs (“DAC”) for Variable Annuities and Variable Life Insurance
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. DAC is subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. As of December 31, 2007, the DAC balance was zero as a result of the push-down accounting at the Acquisition Date. See Note 3 to the Financial Statements for a further discussion of push-down accounting adjustments. At December 31, 2006, variable annuities and variable life insurance accounted for $191.9 million (or 67%) and $83.2 million (or 29%), respectively, of MLLIC’s DAC asset.
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
The most significant assumptions involved in the estimation of future gross profits are future net separate accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, MLLIC generally establishes a long-term rate of net separate accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. For variable life insurance, MLLIC generally assumes a level long-term rate of net variable life separate accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, MLLIC may modify the rate of net separate accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which separate accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and their related amortization patterns. In general, increases in the estimated separate accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated separate accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2007, 2006 and 2005 the favorable (unfavorable) impact on pre-tax earnings related to DAC unlocking was $26.5 million, $16.7 million, and ($81.9) million, respectively. See Note 5 to the Financial Statements for a further discussion of period-to-period differences in DAC unlocking.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, separate account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLIC utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA.

This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for VOBA. At December 31, 2007, the VOBA asset was $575.0 million. There was no VOBA asset balance at December 31, 2006.
Other Intangibles
Other intangible assets that were acquired at the Acquisition Date include a distribution agreement, a tradename, and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years. The carrying values of the intangibles will be reviewed periodically for indicators of impairment in value including unexpected or adverse changes in the following: (1) the economic or competitive environments in which MLLIC operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the other intangibles. At December 31, 2007, other intangible assets were $74.9 million. There were no other intangible assets at December 31, 2006. The entire asset amount has been allocated to annuities.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause MLLIC to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the acquired goodwill. At December 31, 2007, the goodwill asset was $156.9 million. There was no goodwill asset at December 31, 2006. The entire asset amount has been allocated to annuities.
Policyholder Liabilities
MLLIC establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, and Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.
Policyholder Account Balances
MLLIC’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the balance sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2007 and December 31, 2006 were $1.9 billion and $2.0 billion, respectively.

Future Policy Benefits
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products MLLIC issues. At December 31, 2007 and December 31, 2006, GMDB and GMIB liabilities included within future policy benefits were $74.6 million and $101.0 million, respectively. MLLIC regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and/or GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the year ended December 31, 2007 and December 31, 2006, the favorable impact to pre-tax earnings related to GMDB and GMIB unlocking was $22.0 million and $10.7 million, respectively. See Note 6 to the Financial Statements for a further discussion of GMDB and GMIB liabilities.
Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for variable annuities based on the fair value of the underlying benefit. The GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. In general, the GMIB reinsurance liability represents the present value of future reinsurance deposits net of reinsurance recoverables less a provision for required profit. At December 31, 2007 and December 31, 2006, GMDB and GMIB reinsurance liabilities included within future policy benefits were $14.6 million and $5.1 million, respectively. See Note 6 to the Financial Statements for a further discussion of GMWB and GMIB reinsurance liabilities.
Unearned Policy Charge Revenue (“UPCR”) Liability for Variable Life Insurance
MLLIC’s variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is accreted into revenue over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. For the year ended December 31, 2007, the unfavorable impact on pre-tax earnings related to UPCR unlocking was $4.8 million. For the years ended December 31, 2006 and 2005, the favorable impact on pre-tax earnings related to UPCR was $1.5 million, and $67.9 million, respectively. See Note 5 to the Financial Statements for a further discussion of period-to-period differences in UPCR unlocking. As of December 31, 2007, the UPCR liability was zero as a result of the push-down accounting at the Acquisition Date. See Note 3 to the Financial Statements for a further discussion of push-down accounting adjustments. At December 31, 2006 MLLIC’s UPCR liability was $35.5 million.
Federal Income Taxes
MLLIC uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. MLLIC provides for federal income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits.
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of MLLIC’s investment income related to separate accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 7 to the Financial Statements for period-to-period differences in DRD and FTC adjustments. During 2007, 2006, and 2005, MLLIC reduced its provision for federal income taxes by $6.8 million, $4.4 million and $9.2 million, respectively, due to DRD and FTC adjustments.
MLLIC adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. MLLIC has analyzed all material tax positions under the provisions of FIN No. 48, and has determined that there are no tax benefits that should not be recognized as of December 31, 2007 or as of December 31, 2006.

There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
MLLIC files a return in the U.S. Federal tax jurisdiction, and various state tax jurisdictions. As a result of the MLLIC’s election for Federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any FIN No. 48 obligations that existed prior to the Acquisition Date.
Recent Developments
Accounting Pronouncements
In December 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. MLLIC expects to adopt SFAS 141(R) on January 1, 2009, and has not yet determined the effect of SFAS 141(R) on its Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. MLLIC expects to adopt SFAS 160 on January 1, 2009 and has not yet determined the effect of SFAS 160 on its Financial Statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements.

Prior to the acquisition by AUSA, MLLIC early adopted SFAS No. 159 as of the first quarter 2007, but did not elect the fair value option for any of its existing assets or liabilities and therefore, the adoption did not have an impact on MLLIC’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, MLLIC will adopt SFAS No. 159 on January 1, 2008 and it is not expected to have a material impact on MLLIC’s Financial Statements.
On January 1, 2007, MLLIC adopted Statement of Position (“SOP”) 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection With Modifications or Exchanges of Insurance Contracts. SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Since MLLIC’s practice of accounting for deferred acquisition costs, in connection with modifications or exchanges, substantially meets the provisions prescribed within SOP 05-1, the adoption of SOP 05-1 did not have a material impact on MLLIC’s Financial Statements.
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. Prior to the acquisition by AUSA, MLLIC had early adopted SFAS No. 157 as of the first quarter 2007, which did not have a material impact on MLLIC’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, MLLIC will adopt SFAS No. 157 on January 1, 2008 and it is not expected to have a material impact on MLLIC’s Financial Statements.
In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. MLLIC adopted FIN No. 48 in the first quarter of 2007. The adoption of FIN No. 48 did not have an impact on MLLIC’s Financial Statements.
New Business
MLLIC offers products in the highly competitive retirement planning market by selling variable and interest-sensitive annuity products through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, a wholly owned broker-dealer subsidiary of ML&Co. MLLIC competes for ML&Co.’s clients’ retirement planning business with i) unaffiliated insurers whose products are also sold through ML&Co.’s retail network, ii) insurers who solicit this business directly, and iii) other investment products sold through ML&Co.’s retail network. MLLIC competes in this market segment by integrating its products into ML&Co.’s planning-based financial management program.
ML&Co. offers for sale numerous variable annuity products issued by unaffiliated insurers. MLLIC’s market share of variable annuity sales within the ML&Co. distribution system was 10%, 13%, and 14% for 2007, 2006 and 2005, respectively.
MLLIC has strategically placed its marketing emphasis on the sale of variable annuity products. These products are designed to address the retirement planning needs of ML&Co.’s clients. Each variable annuity product is designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.

During the first quarter 2005, MLLIC introduced a new variable annuity product line called Merrill Lynch Investor Choice Annuity (“ICA”), which replaced all new sales of existing variable annuity products. ICA provides the ability to customize variable annuity products with specific contract features including guaranteed minimum death, income, and withdrawal benefits, charge structures, and investment options. MLLIC has also enhanced ICA income and withdrawal benefits and investment options in the succeeding two years. ICA is offered in B-Share, C-Share, and L-Share classes similar to previous variable annuity products. These classes are differentiated by the surrender charge period and the types of contract fees charged to the contract owner. Additionally, ICA offers a bonus class in which a specified amount is added to the contract value with each deposit.
Total direct deposits by product, including internal exchanges, for the three years ended December 31 were as follows:

	Predecessor
	(dollars in millions			% Change
				2007 vs.	2006 vs.
	2007	2006	2005	2006	2005
Variable Annuities:
L-Share	$288.7	$276.8	$199.8	4%	39%
Bonus	266.0	242.4	161.1	10	50
B-Share	156.6	171.7	261.2	(9)	(34)
C-Share	40.7	62.7	55.3	(35)	13

	752.0	753.6	677.4	—	11

All Other Deposits	21.0	33.2	34.0	(37)	(2)

Total Direct Deposits	$773.0	$786.8	$711.4	(2)%	11%

Total direct deposits decreased $13.8 million (or 2%) to $773.0 million for the period ended December 31, 2007, as compared to the same period ended December, 31, 2006 primarily due to a decrease in other deposits. During 2007, variable annuity deposits which represent 97% to total direct deposits were relatively unchanged as compared to 2006.
All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Surrenders
Policy and contract surrenders increased $152.7 million (or 11%) to $1,519.0 million during 2007, as compared to the same period in 2006. The increase is primarily due to increased variable annuity surrenders resulting from the anticipated increase in lapse rates on variable annuity contracts reaching the end of their surrender charge period.
Financial Condition
At December 31, 2007, MLLIC’s assets were $14.7 billion or $87.3 million higher than the $14.6 billion in assets at December 31, 2006. Assets excluding separate accounts assets increased $184.7 million (or 6%) primarily due to the push-down accounting adjustments recorded at December 28, 2007. See Note 3 to the Financial Statements for a summary of these adjustments. Separate accounts assets, which represent 76% of total assets, decreased $97.4 million (or 1%) to $11.2 billion.

Changes in separate accounts assets were as follows:

Predecessor
(dollars in millions)	2007
Investment performance	$942.9
Deposits	766.7
Policy fees and charges	(225.1)
Surrenders, benefits and withdrawals	(1,581.9)

Net decrease	$(97.4)

During 2007, MLLIC experienced contract owner withdrawals that exceeded deposits on all products by $1,083.5 million. The components of contract owner transactions were as follows:

Predecessor
(dollars in millions)	2007
Deposits collected	$773.0
Internal tax-free exchanges	(140.2)

Net contract owner deposits	632.8

Contract owner withdrawals	887.6
Net transfers from separate accounts	828.7

Net contract owner withdrawals	1,716.3

Net contract owner activity	$(1,083.5)

MLLIC maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents. MLLIC has no mortgage or real estate holdings and its investment in below investment grade fixed maturity securities are below the industry average.
The following schedule identifies MLLIC’s general account invested assets by type for the years ended December 31:

	Successor	Predecessor
	2007	2006
Investment grade fixed maturity securities (rated A or higher)	41%	38%
Policy loans	37	34
Investment grade fixed maturity securities (rated BBB)	14	16
Cash and cash equivalents	6	8
Equity securities	1	3
Below investment grade fixed maturity securities	1	1

	100%	100%

At December 31, 2007 and 2006, approximately $1,399.3 million (or 99%) and $1,552.9 million (or 99%), respectively, of fixed maturity securities were considered investment grade. MLLIC defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). Also, at December 31, 2007, approximately $61.1 million (or 4%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $58.7 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2006.
At December 31, 2007 and 2006, approximately $12.4 million (or 1%) and $17.5 million (or 1%), respectively, of fixed maturity securities were considered below investment grade. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. These investment grade holdings were the result of ratings downgrades on existing securities as MLLIC does not purchase below investment grade securities. MLLIC closely monitors such investments.

MLLIC’s investment in collateralized mortgage obligations (“CMO”) and mortgage backed securities (“MBS”) had a carrying value of $208.6 million and $91.8 million at December 31, 2007 and 2006, respectively. At December 31, 2007 and 2006, approximately $151.3 million (or 73%) and $68.4 million (or 74%), respectively, of CMO and MBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and MBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories.  In recent years, the market for these loans has expanded rapidly.  During that time, however, lending practices and credit assessment standards grew steadily weaker.  As a result, the market is now experiencing a sharp increase in the number of loan defaults.  Investors in subprime assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. MLLIC does not sell or buy subprime mortgages directly.  As of December 31, 2007 and 2006, MLLIC had no material exposure to subprime mortgage investments.
Business Environment
MLLIC’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting MLLIC’s variable products does not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2007 with increases of 6.4%, 9.8% and 3.5%, respectively. The Dow, NASDAQ and S&P ended 2006 with increases of 16.3%, 9.5%, and 13.6%, respectively.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting separate accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 79% of separate accounts assets were invested in equity-based mutual funds at December 31, 2007. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, MLLIC’s financial condition will be impacted by fluctuations in investment performance of equity-based separate accounts assets.
Fluctuations in the U.S. equity market also directly impact MLLIC’s exposure to guaranteed benefit provisions contained in the variable contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guaranteed provisions, to the extent there is an increase in the number of variable contracts (and amount per contract) in which the guaranteed benefit exceeds the variable account balance. Prolonged periods of minimal or negative investment performance may result in greater guaranteed benefit costs as compared to assumptions. If MLLIC determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.

During 2007, average variable account balances increased $445.4 million (or 4%) to $11.5 billion as compared to 2006. The increase in average variable account balances contributed to a $9.8 million (or 6%) increase in asset-based policy charge revenue during the period ended December 31, 2007 as compared to the same period in 2006.
Medium Term Interest Rates, Corporate Credit and Credit Spreads
Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest sensitive liabilities. Also, since MLLIC has certain fixed products that contain guaranteed minimum crediting rates, decreases in interest rates can decrease the amount of interest spread earned.
During 2007, medium term interest rates decreased 139 basis points to end the year at 3.38%. During 2006, medium term interest rates increased 41 basis points to end the year at 4.77%. MLLIC defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of 1 to 5 years.
Changes in the corporate credit environment directly impact the value of MLLIC’s investments, primarily fixed maturity securities. MLLIC primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.
Credit spreads represent the credit risk premiums required by market participants for a given credit quality, e.g. the additional yield that a debt instrument issued by a AA-rated entity must produce over a risk-free alternative (for example, U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of investments.
During 2007, credit spreads expanded approximately 153 basis points and ended the period at 230 basis points. During 2006, credit spreads contracted approximately 29 basis points and ended the period at 77 basis points. MLLIC defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
At December 31, 2007, MLLIC had 19,388 life insurance and annuity contracts inforce with interest rate guarantees. The estimated average rate of interest credited on behalf of contract owners was 4.17% and 4.26% during 2007 and 2006, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.20% and 4.88% during 2007 and 2006, respectively. The number of life insurance and annuity contracts inforce with interest rate guarantees decreased 2,162 (or 10%) as compared to 2006.
Liquidity and Capital Resources
Liquidity
MLLIC’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. MLLIC has developed and utilizes a cash flow projection system and regularly performs asset / liability duration matching in the management of its asset and liability portfolios. MLLIC anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2007 and 2006, MLLIC’s assets included $1.5 billion and $1.8 billion, respectively, of cash, cash equivalents, and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.

MLLIC receives claims paying ability ratings from various rating agencies. The following table summarizes MLLIC’s ratings prior to (Predecessor) and subsequent to (Successor) the Acquisition Date:

	Predecessor	Successor
Standard and Poor’s	AA-	AA-
A.M. Best	A	A+
Moody’s	Not Rated	Aa3
Fitch	Not Rated	AA+
Capital Resources
MLLIC believes that it will be able to fund the capital and surplus requirements of projected new business from current statutory earnings and existing statutory capital and surplus. If sales of new business significantly exceed projections, MLLIC may have to look to its parent and other affiliated companies to provide the capital or borrowings necessary to support its current marketing efforts. MLLIC’s future marketing efforts could be hampered should its parent and/or affiliates be unwilling to commit additional funding.
Prior to the Acquisition Date, MLLIC and ML&Co. were parties to a “keepwell” agreement which obligated ML&Co. to maintain a level of capital in MLLIC in excess of minimum regulatory requirements. Subsequent to the Acquisition Date, MLLIC and AUSA are parties to a “keepwell” agreement which commits AUSA to maintain MLLIC at a minimum net worth.
MLLIC paid a cash dividend during 2007 of $193.7 million to MLIG, of which $41.6 million was considered an ordinary dividend and $152.1 million was extraordinary. MLLIC paid a cash dividend during 2006 of $180.0 million to MLIG, of which $39.8 million was considered an ordinary dividend and $140.2 million was extraordinary. MLLIC did not pay a dividend during 2005.
Statutory Practices and Risk-Based Capital (“RBC”)
In order to continue to issue annuity products, MLLIC must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting practices differ from generally accepted accounting principles (“GAAP”) in two major respects. First, under statutory accounting practices, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting practices, the required additions to statutory reserves are calculated under different rules than under GAAP.
The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2007 and 2006, based on the RBC formula, MLLIC’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
Commitments and Contingencies
The following table summarizes MLLIC’s policyholder obligations as of December 31, 2007:

	Successor
	Less Than	One to	Four to	More Than
(dollars in millions)	One Year	Three Years	Five Years	Five Years	Total
Policyholder liabilities (1)	$204.7	$639.1	$427.2	$1,094.5	$2,365.5

(1)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on managements’ best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with MLLIC’s historical experience, modified for recently observed trends.

Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in our Financial Statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
MLLIC has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2007 and 2006, MLLIC’s estimated net liability for future guaranty fund assessments was $5.7 million and $6.0 million, respectively. MLLIC regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
Results of Operations
MLLIC’s gross earnings are principally derived from two sources:
•	the charges imposed on variable annuity and variable life insurance contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread
The costs associated with acquiring contract owner deposits (DAC) are amortized over the period in which MLLIC anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the Statements of Earnings are net of amounts deferred. In addition, MLLIC incurs expenses associated with the maintenance of inforce contracts.
2007 compared to 2006
MLLIC recorded net earnings of $110.5 million and $94.7 million for 2007 and 2006, respectively.
Policy charge revenue increased $2.9 million (or 1%) to $267.6 million during 2007 as compared to $264.7 million in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

	Predecessor	Predecessor
Policy Charge Revenue	2007	2006	Change
		(In Millions)
Asset-based policy charge revenue	$174.5	$164.7	$9.8	(1)
Guaranteed benefit based policy charge revenue	20.0	13.7	6.3	(2)
UPCR unlocking	(4.8)	1.5	(6.3	)(3)
Non-asset based policy charge revenue	77.9	84.8	(6.9	)(4)

	$267.6	$264.7	$2.9

(1)	Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances during 2007 as compared to 2006.

(2)	The increase in guaranteed benefit based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(3)	See the Critical Accounting Policies section above for a further discussion of UPCR unlocking.

(4)	The decrease in non-asset based policy charge revenue is primarily due to a decrease in UPCR accretion resulting from higher mortality during 2007 as compared to 2006.

Net realized investment gains increased $0.9 million (or 75%) to $2.1 million during 2007 as compared to $1.2 million in 2006. The following table provides the changes in realized investment gains by type:

	Predecessor	Predecessor
Net Realized Gains	2007	2006	Change
		(In Millions)
Credit related gains	$2.0	$0.5	$1.5	(1)
Interest related gains	0.1	—	0.1
Trading account gains	—	0.7	(0.7	)(2)

	$2.1	$1.2	$0.9

(1)	The increase in credit related gains is primarily due to one large credit related gain earned in the second quarter 2007.

(2)	During the first quarter 2006 MLLIC liquidated its trading portfolio.
Policy benefits increased $3.1 million (or 8%) to $42.3 million during 2007 as compared to $39.2 million in 2006. The following table provides the changes in policy benefits by type:

	Predecessor	Predecessor
Policy Benefits	2007	2006	Change
		(In Millions)
Life insurance benefit expense	$27.0	$18.0	$9.0	(1)
Variable annuity benefit expense	37.3	31.9	5.4	(2)
Variable annuity guaranteed benefit reserve unlocking	(22.0)	(10.7)	(11.3	)(3)

	$42.3	$39.2	$3.1

(1)	The increase in life insurance benefit expense is primarily due to period-to-period differences in variable life reinsurance activity.

(2)	The increase in variable annuity benefit expense is primarily due to net unfavorable market valuation adjustments to GMWB and GMIB liabilities. See the Critical Accounting Policies section above for a further discussion of variable annuity guaranteed benefit liabilities.

(3)	See the Critical Accounting Policies section above for a further discussion of variable annuity benefit reserve unlocking.
Reinsurance premium ceded increased $1.4 million (or 5%) during 2007 as compared to 2006. The increase is attributable to an increase in net amount at risk for certain variable life insurance policies containing reinsurance provisions.
Amortization of DAC decreased $20.2 million to $22.1 million during 2007 as compared to $42.3 million in 2006. Excluding the impact of DAC unlocking as noted in the Critical Accounting Policies section above, DAC amortization decreased $10.4 million during 2007 as compared to 2006. The decrease in amortization is primarily due to higher life insurance mortality as compared to 2006.
MLLIC’s effective federal income tax rate decreased to 31% for 2007 from 32% for 2006 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.

2006 compared to 2005
MLLIC recorded net earnings of $94.7 million and $67.4 million for 2006 and 2005, respectively.
Policy charge revenue decreased $40.1 million (or 13%) to $264.7 million during 2006 as compared to $304.8 million in 2005. The following table provides the changes in policy charge revenue by type for each respective period:

	Predecessor	Predecessor
Policy Charge Revenue	2006	2005	Change
		(In Millions)
UPCR unlocking	$1.5	$67.9	$(66.4	)(1)
Guaranteed benefit based policy charge revenue	13.7	7.5	6.2	(2)
Asset-based policy charge revenue	164.7	158.3	6.4	(3)
Non-asset based policy charge revenue	84.8	71.1	13.7	(4)

	$264.7	$304.8	$(40.1)

(1)	See the Critical Accounting Policies section above for a further discussion of UPCR unlocking.

(2)	The increase in guaranteed benefit based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(3)	Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances during 2006 as compared to 2005.

(4)	The increase in non-asset based policy charge revenue is primarily due an increase in UPCR accretion resulting from lower mortality during 2006 as compared to 2005.
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
Policy benefits decreased $8.1 million (or 17%) to $39.2 million during 2006 as compared to $47.3 million in 2005. The following table provides the changes in policy benefits by type:

	Predecessor	Predecessor
Policy Benefits	2006	2005	Change
		(In Millions)
Variable annuity guaranteed benefit reserve unlocking	$(10.7)	$(4.3)	$(6.4	)(1)
Life insurance benefit expense	18.0	20.8	(2.8	)(2)
Amortization of deferred sales inducements	1.0	0.4	0.6	(3)
Variable annuity guaranteed benefit expense	30.9	30.4	0.5	(4)

	$39.2	$47.3	$(8.1)

(1)	See the Critical Accounting Policies section above for further discussion of variable annuity benefit reserve unlocking.

(2)	The decrease in life insurance benefit expense is primarily due to period-to-period differences in variable life reinsurance activity.

(3)	The increase in amortization of deferred sales inducements coincide with the March 2005 introduction of the bonus feature contained in the variable annuity product line.

(4)	The increase in variable annuity benefit expense is due to increased accruals for variable annuity liabilities resulting from the higher asset-based policy charge revenue.

Amortization of DAC decreased $84.0 million to $42.3 million during 2006 as compared to $126.3 million in 2005 primarily as a result of period-to-period differences in DAC unlocking as noted in the Critical Accounting Policies section above. Offsetting the impact of DAC unlocking is an increase in normal amortization due to higher policy charge revenue.
MLLIC’s effective federal income tax rate increased to 32% for 2006 from 25% for 2005 primarily due to period-to-period differences in DRD and FTC adjustments as noted in the Critical Accounting Policies section above.
Segment Information
MLLIC’s operating results are categorized into two business segments: Annuities and Life Insurance. MLLIC’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. MLLIC’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. MLLIC currently does not manufacture, market, or issue life insurance contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity policyholder liabilities. Subsequent to the Acquisition Date, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments — Annuities, Life Insurance and Other, while the successor information is shown under the new basis, two segments — Annuities and Life Insurance.
Select financial information by segment for the years ended December 31 is as follows:

	Predecessor
2007	Annuities	Life	Other	Total
		(Dollars In Millions)
Net revenues (1)	$200.3	$97.4	$14.4	$312.1
Net revenues — % of all segments	64%	31%	5%	100%

Net earnings	$72.2	$28.9	$9.4	$110.5
Net earnings — % of all segments	65%	26%	9%	100%

	Predecessor
2006	Annuities	Life	Other	Total
		(Dollars In Millions)
Net revenues (1)	$186.7	$109.4	$10.6	$306.7
Net revenues — % of all segments	61%	36%	3%	100%

Net earnings	$60.0	$27.8	$6.9	$94.7
Net earnings — % of all segments	64%	29%	7%	100%

	Predecessor
2005	Annuities	Life	Other	Total
	(Dollars In Millions)
Net revenues (1)	$174.7	$166.5	$7.6	$348.8
Net revenues — % of all segments	50%	48%	2%	100%

Net earnings	$28.3	$34.2	$4.9	$67.4
Net earnings — % of all segments	42%	51%	7%	100%

(1)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with MLLIC’s consolidated financial condition and results of operations presented herein.
OTT impairment losses on investments by segment were as follows:

	Predecessor	Predecessor	Predecessor
Segment	2007	2006	2005
		(In Millions)
Annuities	$—	$—	$1.6
Life insurance	—	—	—
Other	—	—	0.3
MLLIC is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2007, 2006, or 2005.
Inflation
MLLIC’s operations have not been materially impacted by inflation and changing prices during the preceding three years.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Market risk is the potential change in a financial instrument’s value caused by fluctuations in certain underlying risk factors. MLLIC is primarily subject to market risk resulting from fluctuations in interest rates, credit spreads, credit risk, and equity prices. MLLIC utilizes an integrated approach to manage financial market risks including a comprehensive asset / liability management process, product design, and reinsurance programs.
A number of assumptions must be made to obtain the expected fair value changes illustrated below. MLLIC has no reason to believe that historically simulated interest rate and credit spread movements have any predictive power for future fair value changes.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities. Changes in interest rates have an inverse relationship to the value of investments. MLLIC manages interest rate risk as part of its asset / liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by MLLIC’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration of insurance liabilities to the duration of assets supporting those liabilities.

The following table presents the estimated net impact on the fair value of investments resulting from various hypothetical interest rate scenarios, based on assumptions contained in MLLIC’s model:

	Change in Fair Value
	Successor	Predecessor
Change in Interest Rates	2007	2006
	(In Millions)
+ 100 Basis Points	$(38.8)	$(46.7)
- 100 Basis Points	$38.7	$47.0
MLLIC’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets. The model incorporates MLLIC’s fixed maturity securities and preferred equity investments excluding variable rate securities with rate resettings in less than ninety days, securities with a maturity of less than ninety days, and securities that are in or near default. The changes in interest rate scenarios, noted above, assume parallel shifts in the yield curve occurring uniformly throughout the year.
Additionally, certain products have features that mitigate the impact of interest rate risk. Examples include surrender charges, market value adjustments, and resetting of interest credited rates (subject to certain guaranteed minimum crediting rates). For interest sensitive life products the guaranteed minimum interest rate is 4.0%. However, for some products, the minimum rate may be reduced by a charge for mortality that varies by the attained age of the insured. For interest sensitive annuity products, excluding modified guaranteed annuities, the guaranteed minimum rates range from 4.0% to 4.5%, with the greatest concentration at 4.0%. Modified guaranteed annuity products do not have minimum rate guarantees.
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
The following table presents the estimated net impact on the fair value of non-trading investments resulting from various hypothetical fluctuations in credit spreads, based on assumptions contained in MLLIC’s model:

	Change in Fair Value
	Successor	Predecessor
Change in Credit Spreads	2007	2006
	(In Millions)
+ 50 Basis Points	$(22.1)	$(18.1)
- 50 Basis Points	$22.1	$18.1
MLLIC’s model is based on existing business inforce as of the years ended December 31 without considering the impact of new annuity sales on assets. The model incorporates MLLIC’s fixed maturity securities and preferred equity investments excluding securities with a maturity of less than ninety days and securities that are in or near default. The changes in credit spreads, noted above, assume a uniform occurrence throughout the year.
Liability valuations for modified guaranteed annuities mitigate MLLIC’s exposure to credit spread risk on these products. Contract owner surrender values reflect changes in spread between corporate bonds and U.S. Treasury securities since the market value adjusted account value is based on current crediting rates for new and renewal contracts. These crediting rates are adjusted weekly and reflect current market conditions.

Credit Risk
Credit risk represents the loss that MLLIC would incur if an issuer fails to perform its contractual obligations and the value of the security held has been impaired or is deemed worthless. MLLIC manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities.
Equity Price Risk
Equity price risk arises from the possibility that general reductions in equity prices will negatively affect the value of assets and liabilities, primarily separate accounts assets and separate accounts liabilities. MLLIC manages its exposure to equity risk via certain product design features (e.g., waiting periods, age caps, subsequent premium restrictions, and adjusted withdrawals) and reinsurance programs to the extent reinsurance capacity is available in the marketplace. General reductions in equity prices impact MLLIC in the following ways:
•	Reductions in separate accounts assets. Asset-based policy fees collected on separate accounts assets are a primary source of earnings, thus lower asset balances will result in lower policy charge revenue and lower gross profits.

•	Increased exposure to death and living benefits. Decreasing variable contract owner account values increase the number of contracts, as well as amounts per contract, in which GMDB and GMIB provisions exceed those variable contract owner account balances. This may result in greater future policy benefit expense. Additionally, declines in the U.S. equity markets may also increase MLLIC’s exposure to benefits under GMWB provisions. This provision can generate volatility in earnings as the underlying embedded derivative liability is recorded at fair value in response to changes in equity market conditions and policyholder behavior. This may result in greater policy benefit expense.

•	Potential hindrance of sales and marketing efforts for variable annuity products.

•	One or any combination of the above items may lead to the revision of future assumptions which may result in unfavorable DAC, VOBA, UPCR or variable annuity guaranteed benefit liability unlocking.
Item 8. Financial Statements and Supplementary Data
The financials statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
a) As a result of the acquisition on December 28, 2007 of MLLIC by AUSA, MLLIC dismissed Deloitte & Touche LLP (“D&T”) effective December 28, 2007 as its independent auditors for all periods subsequent to December 28, 2007. This dismissal was approved by MLLIC’s Board of Directors.
D&T’s audit report on MLLIC’s financial statements for the fiscal years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.
During the two most recent fiscal years and any subsequent interim period preceding December 28, 2007, there were no (i) disagreements with D&T on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of D&T, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports, and (ii) “reportable events,” as defined in Item 304(a)(i)(v) of Regulation S-K under the Securities Exchange Act of 1934, as amended.
b) On December 28, 2007, MLLIC engaged Ernst & Young, LLP (“E&Y”) to serve as its independent auditors for the year ended December 31, 2007. During the two most recent fiscal years and any subsequent interim period preceding December 28, 2007, neither MLLIC nor anyone on its behalf consulted E&Y regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on MLLIC’s financial statements, nor has E&Y provided MLLIC a written report or oral advice regarding such principles or audit opinion.

Item 9A(T). Controls and Procedures
a) Evaluation of disclosure controls and procedures
The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by MLLIC in the reports that it files or submits under the Exchange Act is accumulated and communicated to MLLIC’s management, including MLLIC’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. MLLIC’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of the MLLIC’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, MLLIC’s President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.
b) Changes in internal control over financial reporting
The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) generally refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Immediately following the Acquisition Date, AUSA installed a new management team at MLLIC, which included a new principal executive officer, a new principal financial officer and several other key members of management with responsibility over the internal control over financial reporting. In addition, as noted in Item 9 above, the independent accountants (auditors) were changed at the Acquisition Date.
Due to these significant changes, we did not perform an assessment of our internal control over financial reporting as of December 31, 2007, and thus we are not filing a report on management’s assessment of internal control over financial reporting as of December 31, 2007.
Item 9B. Other Information
     No information is required to be disclosed under this item.
PART III
Information called for by items 10 through 13 of this part is omitted pursuant to General instruction I. of form 10-K.
Item 14. Principal Account Fees and Services
Fees Paid to the Registrant’s Independent Auditor
As of December 28, 2007, Ernst & Young, LLP (“E&Y”) is MLLIC’s independent registered public accountant. Services provided to MLLIC by E&Y were the audit of MLLIC’s Financial Statements for the 2007 fiscal year period. Prior to E&Y becoming the independent registered public accounting firm, Deloitte & Touche, LLP (“D&T”) was the independent registered public accounting firm of record, a change that was precipitated by the acquisition of MLLIC by AUSA, effective December 28, 2007. These changes were disclosed to the SEC on Form 8-K dated January 3, 2008.

The aggregate fees for professional services by D&T in 2006 and 2007 for these accounting services were:

	Predecessor	Predecessor
	2007	2006
Audit (a)	$869,771	$1,306,765
Audit-Related (b)	—	76,903

Total	$869,771	$1,383,668

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on MLLIC’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

(b)	Audit-related fees consist of fees for audit-related services including assurance and related services that are reasonably related to the performance of the audit or review of MLLIC’s financial statements or that are traditionally performed by the independent auditor. Audit-related services include, among others, due diligence services pertaining to potential business acquisitions/dispositions; accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit services”; assistance with understanding and implementing new accounting and financial reporting guidance from rulemaking authorities; agreed-upon or expanded audit procedures related to accounting and/or billing records required to respond to or comply with financial, accounting or regulatory reporting matters; and assistance with internal control reporting requirements.
MLLIC’s current independent registered public accountants, E&Y, did not submit any bills for services during fiscal year 2007. However, the estimated audit fees related to the audit of the 2007 Financial Statements to be billed in 2008 are $1,230,445.
Audit Committee Pre-approval Policies and Procedures
MLLIC’s Audit Committee is responsible, among other matters, for the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).
Under the Pre-approval Policy, proposed services either:
(i) may be pre-approved by the Audit Committee without consideration of specific case-by-case services (“general pre-approval”); or
(ii) require the specific pre-approval of the Audit Committee (“specific pre-approval”). Appendices to the Pre-approval Policy (that are adopted each year) set out the audit, audit-related, tax, and other services that have received the general pre-approval of the Audit Committee. All other audit, audit-related, tax and other services must receive specific pre-approval from the Audit Committee.
During 2007, all services provided to MLLIC by D&T and E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)	Financial Statements and Exhibits.

(1)	The following financial statements of the Registrant are filed as part of this report:
a.	Independent Auditors’ Report dated March 14, 2008 (Ernst & Young LLP).

b.	Independent Auditors’ Report dated March 2, 2007 (Deloitte & Touche LLP).
c.	Balance Sheets at December 31, 2007 and 2006.
d.	Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005.
e.	Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.
f.	Statements of Stockholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005.
g.	Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.
h.	Notes to Financial Statements for the Years Ended December 31, 2007, 2006 and 2005.
(2)	Not applicable.
(3)	The following exhibits are filed as part of this report as indicated below:
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital is filed herewith.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. is filed herewith.

10.14	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company is filed herewith.

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

23.1	Written consent of Deloitte & Touche LLP, independent registered public accounting firm, is filed herewith.
23.2	Written consent of Ernst & Young LLP, independent registered public accounting firm, is filed herewith.
24.1	Powers of attorney are filed herewith.
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors’ Reports
Balance Sheets at December 31, 2007 and 2006
Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005
Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005
Statements of Stockholder’s Equity for the Years Ended December 31, 2007, 2006 and 2005
Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005
Notes to Financial Statements for the Years Ended December 31, 2007, 2006 and 2005

[Ernst & Young LLP]
Report of Independent Registered Public Accounting Firm
The Board of Directors
Merrill Lynch Life Insurance Company
We have audited the accompanying balance sheet of Merrill Lynch Life Insurance Company (the Company) as of December 31, 2007, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financials statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merrill Lynch Life Insurance Company at December 31, 2007, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Des Moines, Iowa
March 14, 2008

[Deloitte & Touche LLP]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Merrill Lynch Life Insurance Company
We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company (the “Company”) as of December 31, 2006, and the related statements of earnings, comprehensive income, stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such financial statements present fairly, in all material respects, the financial position of Merrill Lynch Life Insurance Company as of December 31, 2006, and the results of its operations and it cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
New York, New York
March 2, 2007

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
(dollars in thousands)	2007	2006
ASSETS

Investments
Fixed maturity available-for-sale securities, at estimated fair value	$1,411,730	$1,570,383
Equity available-for-sale securities, at estimated fair value	37,182	72,728
Limited partnerships	18,785	11,417
Policy loans on insurance contracts	948,625	968,874

	2,416,322	2,623,402

Cash and Cash Equivalents	158,633	230,586

Accrued Investment Income	39,626	47,548

Deferred Policy Acquisition Costs	—	285,648

Deferred Sales Inducements	—	20,606

Value of Business Acquired	574,950	—

Other Intangibles	74,930	—

Goodwill	156,880	—

Federal Income Taxes — Current	6,641	—

Federal Income Taxes — Deferred	2,031	—

Reinsurance Receivables	5,440	10,522

Receivables from Securities Sold	—	23,921

Other Assets	40,741	49,241

Separate Accounts Assets	11,232,996	11,330,397

Total Assets	$14,709,190	$14,621,871

See Notes to Financial Statements.	(Continued)

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Balance Sheets

	Successor	Predecessor
	December 31,	December 31,
(dollars in thousands, except common stock par value and shares)	2007	2006
LIABILITIES
Policyholder Liabilities and Accruals
Policyholder account balances	$1,900,837	$2,047,973
Future policy benefits	396,760	408,681
Claims and claims settlement expenses	42,405	42,426

	2,340,002	2,499,080

Other Policyholder Funds	4,703	6,973

Federal Income Taxes — Current	—	16,295

Federal Income Taxes — Deferred	—	2,846

Payables for Securities Purchased	1,399	40,319

Affiliated Payables — Net	—	9,982

Unearned Policy Charge Revenue	—	35,545

Other Liabilities	10,954	11,398

Separate Accounts Liabilities	11,232,996	11,330,397

Total Liabilities	13,590,054	13,952,835

STOCKHOLDER’S EQUITY
Common stock ($10 par value; authorized: 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,116,636	397,324
Accumulated other comprehensive loss, net of taxes	—	(10,233)
Retained earnings	—	279,445

Total Stockholder’s Equity	1,119,136	669,036

Total Liabilities and Stockholder’s Equity	$14,709,190	$14,621,871

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Earnings

	Predecessor	Predecessor	Predecessor
	For the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Net Revenues
Policy charge revenue	$267,586	$264,669	$304,848
Net investment income	136,416	142,617	147,730
Net realized investment gains	2,055	1,236	2,622

Total Net Revenues	406,057	408,522	455,200

Benefits and Expenses
Interest credited to policyholder liabilities	93,978	101,837	106,444
Policy benefits (net of reinsurance recoveries: 2007 - $15,311; 2006 - $14,536; 2005 - $17,706)	42,286	39,158	47,270
Reinsurance premium ceded	28,292	26,919	26,322
Amortization of deferred policy acquisition costs	22,064	42,337	126,281
Insurance expenses and taxes	59,846	59,248	59,396

Total Benefits and Expenses	246,466	269,499	365,713

Earnings Before Federal Income Taxes	159,591	139,023	89,487

Federal Income Tax Expense (Benefit)
Current	37,982	40,293	32,083
Deferred	11,090	3,993	(9,960)

Total Federal Income Tax Expense	49,072	44,286	22,123

Net Earnings	$110,519	$94,737	$67,364

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Comprehensive Income

	Predecessor	Predecessor	Predecessor
	For the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Net Earnings	$110,519	$94,737	$67,364

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities:
Net unrealized holding gains (losses) arising during the period	4,072	1,403	(48,849)
Reclassification adjustment for (gains) losses included in net earnings	56	(524)	(2,851)

	4,128	879	(51,700)

Adjustments for policyholder liabilities	(4,795)	1,377	11,704
Adjustments for deferred federal income taxes	233	(790)	13,999

	(4,562)	587	25,703

Total other comprehensive income (loss), net of taxes	(434)	1,466	(25,997)

Comprehensive Income	$110,085	$96,203	$41,367

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Stockholder’s Equity

			Accumulated
		Additonal	other		Total
	Common	paid-in	comprehensive	Retained	stockholder’s
(dollars in thousands)	stock	capital	income (loss)	earnings	equity
Balance, January 1, 2005 (Predecessor)	$2,500	397,324	14,298	297,344	711,466

Net earnings				67,364	67,364

Other comprehensive loss, net of taxes			(25,997)		(25,997)

Balance, December 31, 2005 (Predecessor)	2,500	397,324	(11,699)	364,708	752,833

Net earnings				94,737	94,737

Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(180,000)	(180,000)

Other comprehensive income, net of taxes			1,466		1,466

Balance, December 31, 2006 (Predecessor)	2,500	397,324	(10,233)	279,445	669,036

Net earnings				110,519	110,519

Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(193,731)	(193,731)

Other comprehensive loss, net of taxes			(434)		(434)

Balance, at date of acquisition (Predecesor)	2,500	397,324	(10,667)	196,233	585,390

Effect of pushdown accounting of AEGON USA, Inc.’s purchase price on Merrill Lynch Life Insurance Company’s net assets acquired (see Note 3)		719,312	10,667	(196,233)	533,746

Balance, December 31, 2007 (Successor)	$2,500	$1,116,636	$—	$—	$1,119,136

See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Cash Flows

	Predecessor	Predecessor	Predecessor
	For the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash Flows From Operating Activities:
Net earnings	$110,519	$94,737	$67,364
Noncash items included in earnings:
Amortization of deferred policy acquisition costs	22,064	42,337	126,281
Capitalization of policy acquisition costs	(31,206)	(31,796)	(29,954)
Amortization of deferred sales inducements	2,294	944	352
Capitalization of sales inducements	(14,294)	(13,252)	(8,650)
Accretion (amortization) of unearned policy charge revenue	1,941	(10,357)	(68,309)
Capitalization of unearned policy charge revenue	291	298	1,692
Amortization of investments	3,008	7,350	9,476
Limited partnership asset distributions	(610)	—	—
Interest credited to policyholder liabilities	93,978	101,837	106,444
Change in guaranteed benefit liabilities	(4,034)	(2,218)	1,797
Deferred federal income tax expense (benefit)	11,090	3,993	(9,960)
(Increase) decrease in operating assets:
Trading account securities	—	28,148	642
Accrued investment income	7,922	4,918	5,180
All other assets — net	2,603	(11,675)	(2,459)
Increase (decrease) in operating liabilities:
Claims and claims settlement expenses	(21)	11,279	(3,998)
Other policyholder funds	(2,270)	5,025	(5,276)
All other liabilities — net	(26,874)	10,907	(4,170)
Other operating activities:
Net realized investment gains	(2,055)	(1,236)	(2,622)

Net cash and cash equivalents provided by operating activities	174,346	241,239	183,830

Cash Flows From Investing Activities:
Proceeds from (payments for):
Sales of available-for-sale securities	262,046	390,637	369,222
Maturities of available-for-sale securities	295,271	160,863	191,749
Purchases of available-for-sale securities	(376,215)	(236,551)	(503,621)
Sales of limited partnerships	860	1,028	3,466
Purchases of limited partnerships	—	(250)	(2,349)
Policy loans on insurance contracts – net	20,249	23,269	37,893

Net cash and cash equivalents provided by investing activities	202,211	338,996	96,360

See Notes to Financial Statements.	(Continued)

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Statements of Cash Flows

	Predecessor	Predecessor	Predecessor
	For the Years Ended December 31,
(dollars in thousands)	2007	2006	2005
Cash Flows From Financing Activities:
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	$(193,731)	$(180,000)	$—
Policyholder deposits (excludes internal policy replacement deposits)	632,846	685,069	623,148
Policyholder withdrawals (including transfers from separate accounts	(887,625)	(911,037)	(911,222)

Net cash and cash equivalents used in financing activities	(448,510)	(405,968)	(288,074)

Net increase (decrease) in cash and cash equivalents	(71,953)	174,267	(7,884)

Cash and cash equivalents, beginning of year	230,586	56,319	64,203

Cash and cash equivalents, end of year	$158,633	$230,586	$56,319

Supplementary Disclosure of Cash Flow Information:
Cash paid for:
Federal income taxes	$60,918	$41,570	$38,127
Interest	501	494	332
See Notes to Financial Statements.

Merrill Lynch Life Insurance Company
(a wholly owned subsidiary of AEGON USA, Inc.)
Notes to Financial Statements
(Dollars in Thousands)
Note 1. Acquisition of Merrill Lynch Insurance Company by AEGON USA, Inc.
On December 28, 2007 (the “Acquisition Date”), Merrill Lynch Life Insurance Company (“MLLIC” or the “Company”) and its affiliate, ML Life Insurance Company of New York (“MLLICNY”) were acquired by AEGON USA, Inc. (“AUSA”) for $1.12 billion and $0.13 billion, respectively for a total price for both entities of $1.25 billion. AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over 10 countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to the Acquisition Date, MLLIC was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”). See Note 3 for additional information on the purchase price and goodwill related to this transaction.
Note 2. Summary of Significant Accounting Policies
Description of Business
The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”), a wholly owned broker-dealer subsidiary of ML&Co.
Basis of Reporting
The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting practices (“SAP”). The significant accounting policies and related judgments underlying the Company’s Financial Statements are summarized below.
On December 28, 2007, AUSA completed the acquisition of MLLIC and its affiliate MLLICNY. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition is being accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of the Company to be identified and measured at their estimated fair values as of the Acquisition Date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the Acquisition Date becomes available.
In addition, as required by the U.S. Securities and Exchange Commission Staff Accounting Bulletin 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the Acquisition Date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, Balance Sheet amounts at December 31, 2007 are representative of the successor basis of accounting while Statements of Earnings, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial Statements included herein for periods prior and subsequent to the Acquisition Date are labeled “Predecessor” and “Successor”, respectively. Since the actual results between the period December 28, 2007 and December 31, 2007 were not material, the Company has utilized December 31, 2007 as the Acquisition Date herein.
Certain amounts in the predecessor financial statements have been reclassified to conform to the presentation of the successor and the current year presentation.
Accounting Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, goodwill, value of business acquired, other intangible assets, insurance and investment contract liabilities, income taxes and potential effects of resolved litigated matters.
Revenue Recognition

Revenues for variable annuity contracts consist of policy charges for i) mortality and expense risks, ii) certain guaranteed benefits selected by the contract owner, iii) administration fees, iv) annual contract maintenance charges, and v) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. Revenues for variable annuity contracts are recognized when policy charges are assessed or earned.
Revenues for variable life insurance contracts consist of policy charges for i) mortality and expense risks, ii) cost of insurance fees, iii) amortization of front-end and deferred sales charges, and iv) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. Revenues for variable life insurance contracts are recognized when policy charges are assessed or earned. The Company does not currently manufacture variable life insurance contracts.
Revenues for interest-sensitive annuity contracts (market value adjusted annuities, immediate annuities, and single premium deferred annuities) and interest-sensitive life insurance contracts (single premium whole life insurance) consist of i) investment income, ii) gains (losses) on the sale of invested assets, and iii) withdrawal charges assessed on contracts surrendered during the withdrawal charge period. Revenues for interest-sensitive annuity and life insurance contracts are recognized when investment income and investment sales are earned while revenues for contract charges are recognized when assessed or earned. The Company does not currently manufacture single premium deferred annuities or single premium whole life contracts.
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
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the carrying value is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, rating agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential other-than-temporary impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Prior to December 28, 2007, realized gains and losses on the sale or maturity of investments were determined on the basis of specific identification. Subsequent to December 28, 2007, realized gains and losses on the sale or maturity of investments are determined on the FIFO basis. Investment transactions are recorded on the trade date.
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
Investments in limited partnerships are carried at cost. In accordance with push-down accounting, the original cost basis has been adjusted to reflect the estimated fair value. The Company has investments in three limited partnerships that are not publicly traded. Based on the review of the underlying investments of the partnerships, management has estimated the fair value of two of the partnerships as equal to its underlying equity share and the third partnership equal to zero. Prior to December 28, 2007, management had estimated the fair value of two of the partnerships as equal to cost and the third partnership equal to zero.
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
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
As of December 31, 2007, the DAC balance was zero as a result of push-down accounting at the Acquisition Date.
Deferred Sales Inducements (“DSI”)

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
As of December 31, 2007, the DSI balance was zero as a result of push-down accounting at the Acquisition Date.
Value of Business Acquired (“VOBA”)

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, separate account performance, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for VOBA.
Other Intangibles

Other intangible assets that were acquired at the Acquisition Date are a distribution agreement, a tradename and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years. The entire asset amount has been allocated to annuities. The carrying values of the intangibles will be reviewed periodically for indicators of impairment in value including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there was an indication of impairment, then the cash flow method would be used to measure the impairment, and the carrying value would be adjusted as necessary. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the other intangibles.
Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Under SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. Since there were no events or circumstances to indicate that there may be any significant change in the fair value of net assets acquired on December 28, 2007, management did not perform an impairment test for the acquired goodwill.
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

Interest-sensitive life products	4.00% - 4.85%
Interest-sensitive deferred annuities	1.60% - 6.80%
These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.
Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Liabilities for guaranteed benefits for variable annuity and life insurance contracts are discussed in more detail in Note 6 of the Financial Statements. Interest rates used in establishing such liabilities are as follows:

	Successor	Predecessor
Interest rates used for liabilities	2.55% - 5.50%	3.00% - 11.00%
Claims and Claims Settlement Expenses

Liabilities for claims and claims settlement expenses equal the death benefit (plus accrued interest) for claims that have been reported to the Company but have not settled and an estimate, based upon prior experience, for unreported claims.
Unearned Policy Charge Revenue (“UPCR”)

Certain variable life insurance products contain policy charges that are assessed at policy issuance. These policy charges are deferred and accreted into policy charge revenue based on the estimated future gross profits for each group of contracts, consistent with the amortization of DAC. The impact of any revisions on cumulative accretion is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. The Company records a liability equal to the unaccreted balance of these policy charges on the Balance Sheets. The accretion of the UPCR is recorded as a component of policy charge revenue in the Statements of Earnings.
As of December 31, 2007, the UPCR balance was zero as a result of push-down accounting at the Acquisition Date.
Federal Income Taxes

The results of operations of the Company through December 28, 2007 were included in the consolidated Federal income tax return of ML&Co. The Company had entered into a tax-sharing agreement with ML&Co. whereby the Company calculated its current tax provision based on its operations and periodically remitted its current federal income tax liability to ML&Co. The tax-sharing agreement with ML&Co. was terminated on December 28, 2007. The Company has not entered into a new tax sharing agreement.
The Company provides for income taxes on all transactions that have been recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net earnings in the period during which such changes are enacted.
For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by AUSA in connection with the purchase of the Company. As a result of this election, the income tax bases in the acquired assets and liabilities were adjusted as of the Acquisition Date resulting in a change to the related deferred income taxes. See Notes 3 and 7.
The Company is subject to taxes on premiums and is exempt from state income taxes in most states.
Recent Accounting Pronouncements

In December 2007, Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). This statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”) and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS 141(R) effective date shall not be adjusted upon adoption of SFAS 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS 141(R) on January 1, 2009, and has not yet determined the effect of SFAS 141(R) on its Financial Statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). This statement amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements” (“ARB 51”). Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS 160 on January 1, 2009 and has not yet determined the effect of SFAS 160 on its Financial Statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 provides a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. SFAS No. 159 permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided that the entity makes that choice in the first 120 days of that fiscal year, has not yet issued financial statements for any interim period of the fiscal year of adoption, and also elects to apply the provisions of SFAS No. 157, Fair Value Measurements. Prior to the acquisition by AUSA, the Company early adopted SFAS No. 159 as of the first quarter 2007, but did not elect the fair value option for any of its existing assets or liabilities and therefore, the adoption did not have an impact on the Company’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, the Company will adopt SFAS No. 159 on January 1, 2008 and it is not expected to have a material impact on the Company’s Financial Statements.
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
In September 2006, the FASB issued SFAS No. 157 Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 with early adoption permitted, provided the entity has not yet issued financial statements for the fiscal year, including any interim periods. The provisions of SFAS No. 157 are to be applied prospectively. Prior to the acquisition by AUSA, the Company had early adopted SFAS No. 157 as of the first quarter 2007, which did not have a material impact on the Company’s Financial Statements. However, AUSA has not elected early adoption, and therefore as a result of the acquisition by AUSA and the resulting new basis of accounting, the Company will adopt SFAS No. 157 on January 1, 2008 and it is not expected to have a material impact on the Company’s Financial Statements.
In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s Financial Statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 in the first quarter of 2007. The adoption of FIN 48 did not have an impact on the Company’s Financial Statements. As a result of the Company’s election for federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any FIN 48 obligation that existed prior to the Acquisition Date.
Note 3. Purchase Price Allocation and Goodwill — Preliminary
On December 28, 2007, the Company and its affiliate, MLLICNY, were acquired by AUSA for $1.12 billion and $0.13 billion, respectively, for a total price for both entities of $1.25 billion. The allocation of the purchase price to the entities is based on their relative fair value. Since the actual results between the period December 28, 2007 and December 31, 2007 were not material, the Company has utilized December 31, 2007 as the Acquisition Date.

In addition, on December 28, 2007, ML&Co. and AUSA entered into a transition services agreement whereby ML&Co. is to provide certain outsourced third-party services required for the normal operations of the business and other services necessary for the migration to AUSA’s infrastructure. These services may be provided for a period of up to two years.
The purchase price has been allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair value as of the Acquisition Date. The Company anticipates further refinement of the estimated fair values during the year as additional information relative to the fair values as of the Acquisition Date become available. Based upon AUSA’s method of attributing the purchase price to the entities acquired, refinements to the estimated fair values may result in changes to the purchase price of each of the entities. In no case will the adjustments extend beyond one year from the Acquisition Date.
In connection with the purchase of the Company discussed in Note 1, ML&Co. has agreed to make an additional payment to AUSA for the cost, if any, of making an election to determine policy acquisition costs to be capitalized for tax purposes without regard to the Company’s general expenses for its tax year ended December 31, 2008. If such a payment is made, it is not expected to have a material impact on any of the push-down accounting adjustments.
The computation of the purchase price and the allocation of the purchase price to the net assets acquired based upon their respective fair values at December 28, 2007, and the resulting goodwill, are presented below.

	Successor
Total Purchase Price		$1,249,974
Purchase price allocated to MLNY		130,838

Purchase price allocated to the Company		1,119,136

Net Assets acquired prior to purchase accounting adjustments	$585,390

Adjustments to reflect assets acquired at fair value:
Fixed maturity available-for-sale securities	(2,020)
Equity available-for-sale securities	(236)
Limited partnerships	8,601
Elimination of historical DAC	(294,790)
Elimination of historical DSI	(32,606)
VOBA	574,950
Value of distribution agreements acquired	53,280
Value of non-compete intangible acquired	12,420
Value of tradename intangible acquired	9,230
Reinsurance receivables	(3,828)
Other assets	(510)

Adjustments to reflect liabilities assumed at fair value:
Policyholder account balances	601
Future policy benefits	(1,584)
Federal income taxes — deferred	15,734
Elimination of historical UPCR	37,777
Other liabilities	(153)

Net Fair Value of Assets Acquired and Liabilities Assumed		962,256

Goodwill Resulting from the Acquisition		$156,880

The entire amount of goodwill is expected to be deductible for income tax purposes.
Other Intangible Assets

VOBA reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the Acquisition Date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, separate account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.
The value of the distribution agreement reflects the estimated fair value of the Company’s distribution agreement acquired at the Acquisition Date. The value of the distribution agreement is based on actuarially determined projections of future sales during the term of the agreement. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years.
The value of the tradename and the non-compete agreement reflects the estimated fair value of the tradename and the non-compete agreement at the Acquisition Date and will be amortized over the five year contractual agreement on a straight-line basis.
If actual experience under the distribution agreement, the tradename and the non-compete agreements differ from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.
For purposes of calculating the VOBA and other intangible assets relating to the Acquisition, management considered the Company’s weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 9% and 11% were used for VOBA for the life and annuity segments, respectively. A discount rate of 12% was used to value the distribution agreement, the tradename and the non-compete agreement intangible assets.
The fair values of VOBA and the distribution agreement, tradename, and the non-compete intangibles acquired at the Acquisition Date are as follows:

Successor
VOBA	$574,950
Value of distribution agreement acquired	53,280
Value of non-compete intangible acquired	12,420
Value of tradename intangible acquired	9,230

Total value of amortizable intangible assets acquired, excluding goodwill	$649,880

The estimated future amortization of VOBA and the distribution agreement, tradename, and the non-compete intangibles from 2008 to 2012 are as follows:

Successor
2008	$50,304
2009	$47,908
2010	$47,712
2011	$45,764
2012	$42,742
Note 4. Estimated Fair Value of Financial Instruments
Estimated Fair Value
As a result of the acquisition, all assets and liabilities acquired have been valued based on management’s best estimate of their fair value as of the Acquisition Date. See Note 2 for additional information regarding the determination of fair value.
Financial instruments are carried at fair value or amounts that approximate fair value. The carrying values of financial instruments at December 31, 2006 were:

Predecessor
2006
Assets:
Fixed maturity securities	$1,570,383
Equity securities	72,728
Limited partnerships	11,417
Policy loans on insurance contracts	968,874
Cash and cash equivalents	230,586
Separate accounts assets	11,330,397

Total assets	$14,184,385

Liabilities:
Policyholder account balances (1)	$2,047,973
Separate accounts liabilities	11,330,397

Total liabilities	$13,378,370

(1)	The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive loss, net of taxes.
The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities at December 31 were:

Successor
2007
Estimated
Fair
Value (1)
Fixed maturity securities:
Corporate debt securities	$1,080,552
Mortgage-backed securities and other asset backed securities	208,582
U.S. Government and agencies	102,097
Foreign governments	18,790
Municipals	1,709

Total fixed maturity securities	$1,411,730

Equity securities:
Preferred stocks	$37,182

(1)	In accordance with push-down accounting, cost /amortized cost were equal to estimated fair value at December 31, 2007.

	Predecessor
	2006
	Cost/	Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate debt securities	$1,424,640	$7,509	$22,568	$1,409,581
Mortgage-backed securities and other asset backed securities	91,956	226	376	91,806
U.S. Government and agencies	44,363	200	419	44,144
Foreign governments	21,281	321	648	20,954
Municipals	3,956	38	96	3,898

Total fixed maturity securities	$1,586,196	$8,294	$24,107	$1,570,383

Equity securities:
Preferred stocks	$70,021	$2,869	$162	$72,728

In accordance with push-down accounting implemented at December 28, 2007, there were no unrealized losses incurred at December 31, 2007. Estimated fair value and gross unrealized losses by length of time that certain fixed maturity and equity securities have been in a continuous unrealized loss position at December 31, 2006 were:

	Predecessor
	2006
	Less than 12 months		More than 12 Months		Total
	Estimated		Estimated		Estimated
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Fixed maturity securities:
Corporate debt securities	$116,759	$1,074	$961,147	21,494	$1,077,906	$22,568
Foreign governments	62	—	17,844	648	17,906	648
U.S. Government and agencies	15,057	143	21,862	276	36,919	419
Mortgage-backed securities and other asset backed securities	5,555	15	14,886	361	20,441	376
Municipals	2,104	96	—	—	2,104	96

Equity securities:
Preferred stocks	17,408	134	483	28	17,891	162

Total temporarily impaired securities	$156,945	$1,462	$1,016,222	$22,807	$1,173,167	$24,269

Unrealized losses incurred during 2006 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company had the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
There were no recorded realized investment losses due to other-than-temporary declines in fair value of securities during 2007 and 2006. During 2005, the Company recorded realized investment losses due to other-than-temporary declines in fair value of $1,937.
The amortized cost and estimated fair value of fixed maturity securities at December 31 by expected maturity were:

Successor
2007
Estimated
Fair
Value (1)
Fixed maturity securities:
Due in one year or less	$342,031
Due after one year through five years	538,779
Due after five years through ten years	215,646
Due after ten years	106,692

1,203,148

Mortgage-backed securities and other asset backed securities	208,582

Total fixed maturity securities	$1,411,730

(1)	In accordance with push-down accounting, cost /amortized cost were equal to estimated fair value at December 31, 2007.

	Predecessor
	2006
		Estimated
	Amortized	Fair
	Cost	Value
Fixed maturity securities:
Due in one year or less	$288,695	$286,606
Due after one year through five years	827,644	813,813
Due after five years through ten years	284,352	283,360
Due after ten years	93,549	94,798

	1,494,240	1,478,577

Mortgage-backed securities and other asset backed securities	91,956	91,806

Total fixed maturity securities	$1,586,196	$1,570,383

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

The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

Successor
2007
Estimated
Fair
Value (1)
AAA	$348,432
AA	222,623
A	468,078
BBB	360,156
Below investment grade	12,441

Total fixed maturity securities	$1,411,730

Investment grade	99%
Below investment grade	1%

(1)	In accordance with push-down accounting, cost /amortized cost were equal to estimated fair value at December 31, 2007.

	Predecessor
	2006
		Estimated
	Amortized	Fair
	Cost	Value
AAA	$260,478	$258,082
AA	307,490	303,167
A	533,715	527,398
BBB	467,182	464,259
Below investment grade	17,331	17,477
Total fixed maturity securities	$1,586,196	$1,570,383
Investment grade	99%	99%
Below investment grade	1%	1%
At December 31, 2007 and 2006, the carrying value of fixed maturity securities rated BBB- were $61,063 and $58,695, respectively, which is the lowest investment grade rating given by Standard and Poor’s.
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

The components of net unrealized gains (losses) included in accumulated other comprehensive loss, net of taxes, at December 31, 2006 were as follows:

Predecessor
2006
Assets:
Fixed maturity securities	$(15,813)
Equity securities	2,707

(13,106)

Liabilities:
Policyholder account balances	2,636
Federal income taxes — deferred	(5,509)

(2,873)

Stockholder equity:
Accumulated other comprehensive loss, net of taxes	$(10,233)

As of December 31, 2007, accumulated other comprehensive loss, net of taxes was zero as a result of push-down accounting at the Acquisition Date.
Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Proceeds	$262,046	$390,637	$369,222
Gross realized investment gains	4,119	4,533	7,026
Gross realized investment losses	2,064	4,009	4,175
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $152,277, $201,738 and $191,302 for the years ended December 31, 2007, 2006 and 2005, respectively.
During 2007, 2006 and 2005 the Company incurred realized investment losses in order to further diversify and match the duration of its invested assets to corresponding policyholder liabilities.
The Company had investment securities with a carrying value of $23,136 and $22,355 that were deposited with insurance regulatory authorities at December 31, 2007 and 2006, respectively.
Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

Net investment income (loss) by source for the years ended December 31 was as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Fixed maturity securities	$72,597	$84,176	$91,754
Policy loans on insurance contracts	49,497	50,755	51,346
Cash and cash equivalents	9,976	6,030	2,673
Equity securities	3,593	4,739	4,313
Limited partnerships	3,223	15	483
Other	113	(149)	38

Gross investment income	138,999	145,566	150,607
Less investment expenses	(2,583)	(2,949)	(2,877)

Net investment income	$136,416	$142,617	$147,730

Net realized investment gains (losses) for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Fixed maturity securities	$1,727	$447	$2,854
Equity securities	328	77	(3)
Limited partnerships	—	—	(311)
Trading account securities	—	712	82

Net realized investment gains	$2,055	$1,236	$2,622

The Company maintained a trading portfolio comprised of convertible debt and equity securities that was liquidated in the first quarter 2006. The net unrealized holdings losses on trading account securities included in net realized investment gains were $1,012 at December 31, 2005.
Note 5. DAC, DSI and UPCR
DAC
The components of amortization of DAC for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Normal amortization — variable life and annuity insurance products	$48,575	$58,994	$44,415
Unlocking — variable life insurance products	(16,795)	1,055	55,492
Unlocking — variable annuity insurance products	(9,716)	(17,712)	26,374

Total amortization of DAC	$22,064	$42,337	$126,281

During 2007, the Company revised its mortality assumptions and historical claims relating to its variable life insurance products which were favorable as compared to expectations. In addition, the Company updated its DAC model to reflect actual market returns for its variable annuity products, which were favorable as compared to expectations, consistent with the application of the reversion to the mean approach. However, this amount was partially offset by unfavorable unlocking resulting from revised lapse assumptions relating to certain variable annuity products.
During 2006, the Company revised its reinsurance and mortality assumptions and historical claims relating to its variable universal life insurance product. In addition, the Company updated its DAC model to reflect actual market returns, which were favorable as compared to expectations, for its variable annuity products resulting in favorable unlocking, consistent with the application of the reversion to the mean approach.

During 2005, the Company lowered its future gross profit assumptions on certain variable life insurance and annuity products resulting from historical surrender experience and reinsurance assumptions. This adjustment resulted in a corresponding and partially offsetting increase in UPCR accretion.
DSI
During 2005, the Company introduced a variable annuity product in which certain contracts contain sales inducements. The components of amortization of DSI for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Amortization	$(2,355)	$(1,884)	$(352)
Unlocking	61	940	—

Total amortization of DSI	$(2,294)	$(944)	$(352)

UPCR
The components of accretion (amortization) of UPCR for the years ended December 31 were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Normal accretion — variable life insurance products	$2,874	$8,825	$400
Unlocking — variable life insurance products	(4,815)	1,532	67,909

Total accretion (amortization) of UPCR	$(1,941)	$10,357	$68,309

During 2007, the Company revised its mortality assumptions and historical claims relating to its variable universal life insurance product resulting in unfavorable unlocking. The decrease in normal UPCR accretion during 2007 is attributable to higher mortality as compared to 2006.
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
As previously discussed in Note 2, as of December 31, 2007, the DAC, DSI and UPCR balances were zero as a result of push-down accounting at the Acquisition Date.
Note 6. Variable Contracts Containing Guaranteed Benefits
Variable Annuity Contracts Containing Guaranteed Benefits
The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company include a guaranteed minimum income benefit (“GMIB”) and a guaranteed minimum withdrawal benefit (“GMWB”). Information regarding the general characteristics of each guaranteed benefit type is provided below:
•	In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

•	In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

•	Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal. The Company began offering the GMWB benefit provision in the first quarter 2006.
The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	Successor				Predecessor
	2007				2006
	GMDB	GMIB		GMWB	GMDB	GMIB		GMWB
Net amount at risk (1)	$612,749	$14,149		$1,866	$693,011	$1,906		$91

Average attained age of contract owners	68	60		71	68	59		71

Weighted average period remaining until expected annuitization	n/a	6.8	yrs	n/a	n/a	7.6	yrs	n/a

(1)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the balance sheet date.

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
The variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance at January 1, 2006 (Predecessor)	$106,209	$2,245

Guaranteed benefits incurred	28,405	(2,547)
Guaranteed benefits paid	(22,622)	—
Unlocking	(11,691)	1,007

Balance at December 31, 2006 (Predecessor)	100,301	705

Guaranteed benefits incurred	24,699	478
Guaranteed benefits paid	(16,902)	—
Unlocking	(22,390)	393
Push-down accounting adjustment (see Note 3)	(11,067)	(1,576)

Balance at December 31, 2007 (Successor)	$74,641	$—

During 2007 and 2006, the Company updated its market return assumptions resulting in favorable unlocking for GMDB liabilities.

The Company also records liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for variable annuities based on the fair value of the underlying benefit. These liabilities are recorded as a component of future policy benefits in the Balance Sheets, with changes in the fair value recognized as a component of policy benefits in the Statement of Earnings. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), the GMWB provision is treated as an embedded derivative and is required to be reported separately from the host variable annuity contract. The fair value of the GMWB obligation is calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions. The GMIB reinsurance liability is considered a fair value item and is also valued in accordance with FAS 133. In general, the GMIB reinsurance liability represents the present value of future reinsurance deposits net of reinsurance recoverables less a provision for required profit.
The variable annuity GMWB and GMIB reinsurance liabilities for the years ended December 31 were as follows:

		GMIB
	GMWB	Reinsurance
Balance at December 31, 2006 (Predecessor)	$—	$5,077

Changes in fair value	13,865	(4,333)

Balance at December 31, 2007 (Successor)	$13,865	$744

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Successor
	2007
				Money
	Equity	Bond	Balanced	Market	Other	Total
GMDB only	$3,404,287	984,755	717,798	215,326	8,142	$5,330,308
GMDB and GMIB	1,624,427	383,453	403,003	44,436	21,175	2,476,494
GMDB and GMWB	327,786	72,025	90,578	8,759	8,866	508,014
GMWB only	129,217	28,392	37,188	989	3,552	199,338
GMIB only	99,073	14,326	24,623	2,055	3,146	143,223
No guaranteed benefit	25,430	6,151	9,754	1,479	937	43,751

Total	$5,610,220	1,489,102	1,282,944	273,044	45,818	$8,701,128

	Predecessor
	2006
				Money
	Equity	Bond	Balanced	Market	Other	Total
GMDB only	$3,911,104	1,151,001	710,581	220,210	5,767	$5,998,663
GMDB and GMIB	1,564,167	392,969	302,442	55,578	17,947	2,333,103
GMDB and GMWB	120,914	28,925	32,371	3,527	4,759	190,496
GMWB only	58,397	15,615	17,273	1,916	2,292	95,493
GMIB only	64,012	11,195	13,824	848	2,679	92,558
No guaranteed benefit	15,838	4,464	5,429	2,010	687	28,428

Total	$5,734,432	1,604,169	1,081,920	284,089	34,131	$8,738,741

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
The variable life GMDB liabilities for the years ended December 31 were as follows:

GMDB
Balance at January 1, 2006 (Predecessor)	$2,132

Guaranteed benefits incurred	154
Guaranteed benefits paid	—

Balance at December 31, 2006 (Predecessor)	2,286

Guaranteed benefits incurred	155
Guaranteed benefits paid	—
Push-down accounting adjustment (see Note 3)	(2,441)

Balance at December 31, 2007 (Successor)	$—

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	Successor	Predecessor
	2007	2006
Balanced	$999,501	$1,013,969
Equity	966,850	983,622
Bond	313,625	342,893
Money Market	251,892	251,172

Total	$2,531,868	$2,591,656

Note 7. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on earnings before Federal income taxes, computed using the Federal statutory tax rate versus the reported provision for income taxes for the years ended December 31:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Provisions for income taxes computed at Federal statutory rate	$55,857	$48,658	$31,320
Decrease in income taxes resulting from:
Dividend received deduction	(4,783)	(3,657)	(8,615)
Foreign tax credit	(2,002)	(715)	(582)

Federal income tax provision	$49,072	$44,286	$22,123

Effective tax rate	31%	32%	25%
The Federal statutory rate for each of the three years ended December 31 was 35%.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
DAC	$5,141	$(288)	$(29,060)
Deferred sales inducements	4,200	4,308	2,904
Policyholder account balances	3,149	(6,168)	(9,361)
Liability for guaranty fund assessments	100	275	93
Other	97	(387)	(3,497)
Investment adjustment	19	557	5,645
UPCR	(781)	3,521	23,316
Reinsurance adjustments	(835)	2,175	0

Deferred Federal income tax provision (benefit)	$11,090	$3,993	$(9,960)

Deferred tax assets and liabilities at December 31 were as follows:

	Successor	Predecessor
	2007	2006 (1)
Deferred tax assets:
DAC	$137,200	$—
Tax VOBA	10,358	—
Liability for guaranty fund assessments	2,031	2,102
Policyholder account balances	56,549	64,914
UPCR	—	12,440
Net unrealized investment loss on investment securities	—	5,510

Total deferred tax assets	206,138	84,966

Deferred tax liabilities:
Book VOBA	204,107	—
DAC	—	77,469
DSI	—	7,212
Reinsurance adjustments	—	2,175
Investment adjustments	—	791
Other	—	165

Total deferred tax liabilities	204,107	87,812

Net deferred tax asset (liability)	$2,031	$(2,846)

(1)	At December 28, 2007, all deferred tax assets and liabilities associated with the predecessor were adjusted to zero due to the Section 338 tax election made by AUSA. The Section 338 election caused the predecessor to treat the acquisition as a sale of its assets for Federal tax purposes which reversed all of the predecessor’s temporary differences.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company has analyzed all material tax positions under the provisions of FASB Interpretation No. 48, and has determined that there are no tax benefits that should not be recognized as of December 31, 2006 or as of December 31, 2007. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no such interest and penalties in its financial statements for the years ended December 31, 2007 and 2006.

The Company files a return in the U.S. Federal tax jurisdiction, and various state tax jurisdictions. As a result of the Company’s election for Federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any FIN 48 obligations that existed prior to the Acquisition Date.
The Company will file a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. The Company has no valuation allowance related to its deferred tax assets as of December 31, 2007, and no change in valuation allowance since December 31, 2006. Management believes it is more likely than not that the Company or the affiliated consolidated group will generate sufficient taxable income in the appropriate carryforward periods to realize the benefit of its deferred tax assets.
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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2007, the Company held collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $602 that can be drawn upon for delinquent reinsurance recoverables.
At December 31, 2007 the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$9,381,082	$2,449,837	$954	$6,932,199	0.01%
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold through the ML&Co. distribution system from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2007, 52% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 9. Related Party Transactions
Prior to December 28, 2007, the Company had the following affiliated agreements in effect:
The Company and MLIG were parties to a service agreement whereby MLIG agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $27,017, $29,692 and $33,127 for 2007, 2006 and 2005, respectively. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which were included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximates the daily Federal funds rate. Total intercompany interest incurred was $501, $494 and $332 for 2007, 2006 and 2005, respectively. Intercompany interest was included in net investment income.
The Company had a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $61,916, $57,298 and $54,058 for

2007, 2006 and 2005, respectively. Certain commissions were capitalized as DAC and were being amortized in accordance with the accounting policy discussed in Note 2. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.
Effective September 30, 2006, ML&Co. transferred the Merrill Lynch Investment Managers, L.P. (“MLIM”) investment management business to BlackRock, Inc. (“BlackRock”) in exchange for approximately half of the economic interest in the combined firm, including a 45% voting interest. Under this agreement, all previous investment management services performed by MLIM were merged into BlackRock. Prior to September 30, 2006, the Company and MLIM were parties to a service agreement whereby MLIM agreed to provide certain invested asset management services to the Company. The Company paid a fee to MLIM, for these services through the MLIG service agreement. Charges paid to MLIM through the first three quarters of 2006 and allocated to the Company by MLIG were $1,172. Charges for 2005 were $1,681.
MLIG had entered into agreements with i) Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”) and ii) the former MLIM, now BlackRock, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust and the Funds in connection with the variable life insurance and annuity contracts the Company has inforce. Under these agreements, Roszel and MLIM pay MLIG an amount equal to a percentage of the assets invested in the Trust and the Funds through the Separate Accounts. Revenue attributable to these agreements are included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $2,560, $2,492 and $2,528 during 2007, 2006 and 2005, respectively. The Company received from MLIG its allocable share of such compensation from MLIM in the amount of $12,700 through the first three quarters of 2006. Compensation from MLIM for 2005 was $16,588.
Subsequent to December 28, 2007, the Company had the following affiliated agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three day period from December 29, 2007 to December 31, 2007, no expenses were incurred under this agreement.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three day period from December 29, 2007 to December 31, 2007, no expenses were incurred under this agreement.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three day period from December 29, 2007 to December 31, 2007, no expenses were incurred under this agreement.
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
Note 10. Stockholder’s Equity and Statutory Regulations
During 2007, the Company paid cash dividends of $193,731 to its former parent, MLIG, of which $41,560 were ordinary dividends. During 2006, the Company paid cash dividends of $180,000 to MLIG, of which $39,845 were ordinary dividends. During 2005, the Company did not pay a dividend.
Applicable insurance department regulations require that the Company report its accounts in accordance with statutory accounting practices. Statutory accounting practices differ from principles utilized in these financial statements as follows: policy acquisition costs are expensed as incurred, policyholder liabilities are established using different actuarial assumptions, provisions for deferred income taxes are limited to temporary differences that will be recognized within one year, and securities are valued on a different basis. In addition, purchase accounting adjustments such as VOBA, goodwill, and other intangibles are not recognized on a statutory basis.
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Arkansas Insurance Department. The State of Arkansas has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting practices as a component of prescribed or permitted practices by the State of Arkansas.

Statutory capital and surplus at December 31, 2007 and 2006 were $366,011 and $418,100, respectively. At December 31, 2007 and 2006, approximately $36,351 and $41,560, respectively, of stockholder’s equity was available for dividend distribution that does not require approval by the Arkansas Insurance Department.
The Company’s statutory net income for 2007, 2006, and 2005 was $108,791, $193,731 and $117,262, respectively.
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. As of December 31, 2007 and 2006, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
Note 11. Commitments and Contingencies
State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2007 and 2006, the Company’s estimated liability for future guaranty fund assessments was $5,720 and $6,005, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Note 12. Segment Information
In reporting to management, the Company’s operating results are categorized into two business segments: Annuities and Life Insurance. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The Company currently does not manufacture, market, or issue life insurance contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and earnings on invested assets that do not support life or annuity policyholder liabilities. Subsequent to the Acquisition Date, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments – Annuities, Life Insurance and Other, while the successor information is shown under the new basis, two segments – Annuities and Life Insurance.
The following tables summarize each business segment’s contribution to consolidated earnings for the years ended December 31.

	Predecessor
	2007
		Life
	Annuities	Insurance	Other	Total
Policy charge revenue	$184,910	$82,676	$—	$267,586
Net interest spread (1)	14,121	13,991	14,326	42,438
Net realized investment gains	1,264	684	107	2,055

Net Revenues	200,295	97,351	14,433	312,079

Policy benefits	15,291	26,995	—	42,286
Reinsurance premiums ceded	6,127	22,165	—	28,292
Amortization of DAC	24,829	(2,765)	—	22,064
Insurance expenses and taxes	51,424	8,422	—	59,846

Net Benefits and Expenses	97,671	54,817	—	152,488

Earnings Before federal income taxes	102,624	42,534	14,433	159,591

Federal income tax expense	30,380	13,640	5,052	49,072

Net Earnings	$72,244	$28,894	$9,381	$110,519

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Predecessor
	2006
		Life
	Annuities	Insurance	Other	Total
Policy charge revenue	$169,395	$95,274	$—	$264,669
Net interest spread (1)	16,208	14,759	9,813	40,780
Net realized investment gains (losses)	1,065	(633)	804	1,236

Net Revenues	186,668	109,400	10,617	306,685

Policy benefits	21,129	18,029	—	39,158
Reinsurance premiums ceded	5,988	20,931	—	26,919
Amortization of DAC	22,185	20,152	—	42,337
Insurance expenses and taxes	49,710	9,538	—	59,248

Net Benefits and Expenses	99,012	68,650	—	167,662

Earnings before federal income taxes	87,656	40,750	10,617	139,023

Federal income tax expense	27,639	12,931	3,716	44,286

Net Earnings	$60,017	$27,819	$6,901	$94,737

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.

	Predecessor
	2005
		Life
	Annuities	Insurance	Other	Total
Policy charge revenue	$152,818	$152,030	$—	$304,848
Net interest spread (1)	18,542	15,025	7,719	41,286
Net realized investment gains (losses)	3,371	(521)	(228)	2,622

Net Revenues	174,731	166,534	7,491	348,756

Policy benefits	26,463	20,807	—	47,270
Reinsurance premiums ceded	5,680	20,642	—	26,322
Amortization of DAC	58,263	68,018	—	126,281
Insurance expenses and taxes	50,669	8,727	—	59,396

Net Benefits and Expenses	141,075	118,194	—	259,269

Earnings before federal income taxes	33,656	48,340	7,491	89,487

Federal income tax expense	5,363	14,138	2,622	22,123

Net Earnings	$28,293	$34,202	$4,869	$67,364

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating results.
The following tables represent select balance sheet information for the years ended December 31.

	Successor
	2007
		Life
	Annuities	Insurance	Total
Total assets	$10,120,795	$4,588,395	$14,709,190
Total policyholder liabilities and accruals	716,959	1,623,043	2,340,002

	Predecessor
	2006
		Life
	Annuities	Insurance	Other	Total
Total assets	$9,873,167	$4,479,664	$269,040	$14,621,871
Total policyholder liabilities and accruals	810,770	1,688,310	—	2,499,080
The following table summarizes the Company’s net revenues by contract type for the years ended December 31:

	Predecessor	Predecessor	Predecessor
	2007	2006	2005
Annuities:
Variable annuities	$190,879	$176,988	$161,370
Interest-sensitive annuities	9,416	9,680	13,361

Total Annuities	200,295	186,668	174,731

Life Insurance:
Variable life	87,949	101,434	157,312
Interest-sensitive whole life	9,402	7,966	9,222

Total Life Insurance	97,351	109,400	166,534

Other	14,433	10,617	7,491

Net Revenues (1)	$312,079	$306,685	$348,756

(1)	Management considers investment income net of interest credited to policyholder liabilities in evaluating Net Revenues.
******

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 26, 2008	By:	*

John T. Mallett
Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	Director and President	March 26, 2008
Lon J. Olejniczak

*	Director and Senior Vice President	March 26, 2008
Robert R. Frederick

*	Director, Treasurer and Chief Financial Officer	March 26, 2008
John T. Mallett

*	Director and Senior Vice President Operations	March 26, 2008
Brian C. Scott

*	Director and Senior Vice President	March 26, 2008
Ronald L. Ziegler

*	Vice President and Corporate Controller	March 26, 2008
Eric J. Martin

/s/ Darin D. Smith	Vice President and Assistant Secretary	March 26, 2008
Darin D. Smith

*By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Exhibit 10.12

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Exhibit 10.13

10.14	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company	Exhibit 10.14

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

23.1	Written Consent of Deloitte & Touche LLP, independent registered public accounting firm	Exhibit 23.1

23.2	Written Consent of Ernst & Young LLP, independent registered public accounting firm.	Exhibit 23.2

24.1	Powers of attorney	Exhibit 24.1

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2