Form 10-K
period 2008-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2009-03-26
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

PART I
Item 1. Business
Merrill Lynch Life Insurance Company (“MLLIC”, “Registrant” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC. (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over 20 countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.
On December 28, 2007 (the “acquisition date”), MLLIC and its affiliate, ML Life Insurance Company of New York (“MLLICNY”) were acquired by AUSA for $1.12 billion and $0.13 billion, respectively, for a total price for both entities of $1.25 billion. Prior to the acquisition date, MLLIC was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”).
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
The Registrant is currently licensed in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2008, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 12%, Texas, 10%, Illinois, 8%, California, 6%, New Jersey, 5%, Pennsylvania, 5%, and Georgia 5%, as measured by total contract owner deposits.
The Registrant’s annuity products are sold by licensed agents of Merrill Lynch Life Agency, Inc. (“MLLA”), pursuant to a general agency agreement by and between the Registrant and MLLA.
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
Item 1A. Risk Factors
Risk Factors that Could Affect Merrill Lynch Life Insurance Company
In the course of conducting its business operations, Merrill Lynch Life Insurance Company (herein referred to as “MLLIC”, “we”, “our”, or “us”) could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect MLLIC’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures. Other factors besides those discussed below or elsewhere in this Annual Report also could adversely affect our business and operations, and the following risk factors should not be considered a complete list of potential risks that may affect MLLIC.
Economic Environment
The markets in the United States have been experiencing extreme and unprecedented volatility and disruption. We are exposed to significant financial and capital markets risk which may also adversely affect our results of operations, financial condition and liquidity. In addition, the current financial crisis has resulted in government initiatives intended to alleviate the crisis. These initiatives may not be effective and/or may be accompanied by other initiatives, including new capital requirements or other regulations which could materially affect our results of operations, financial condition and liquidity
Markets in the United States have been experiencing and are expected to continue to experience extreme and unprecedented volatility and disruption primarily as a result of financial stresses affecting the liquidity of the banking system and the financial markets. We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads and equity prices. These circumstances have exerted downward pressure on stock prices and reduced access to the credit markets. This unprecedented decline in the equity markets has directly and materially affected our results of operations. In addition, the reduction in market liquidity has made it difficult to value certain of our securities as trading has become less frequent. As such, valuations may include assumptions or estimates that may be more susceptible to significant period to period changes, which could have a material effect on the results of operations or financial condition.
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
The fee revenue that is earned on equity-based Separate Accounts is primarily based upon account values. During the course of 2008, the declines in the equity markets have negatively impacted Separate Accounts assets. As a result, fee income earned on these assets has also been negatively impacted. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure should equity markets decline. Due to declines in equity markets during 2008, our valuation of the liability for these guaranteed benefits has significantly increased. Changes in the valuation of guaranteed benefits result in a charge to earnings in the quarter in which the liabilities are increased or decreased.
Legislation has been passed to attempt to stabilize the financial markets. The inability to effectively implement this legislation and related proposals or actions could result in material adverse effects, such as increased constraints on the liquidity available in the banking system and financial markets and increased pressure on stock prices, which could materially affect our results of operations, financial condition and liquidity.
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
Competitive Environment
Industry trends could adversely affect our financial results
MLLIC is influenced by a variety of trends that affect the insurance industry. The product development and product life-cycles have shortened in many product segments, leading to more intense competition with respect to product features and benefits. In addition, several of the industry’s products can be homogeneous and subject to intense price competition. Sufficient scale, financial strength, and superior customer service are becoming prerequisites for sustainable growth in the life insurance industry.
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
Competitors of MLLIC have applied for, and in some cases obtained, business method patents on such things as investment techniques, computerized methods of contract administration, and strategies to avoid or reduce taxes among others. Competition with such companies may materially increase MLLIC’s costs, reduce its revenues, or adversely affect MLLIC’s ability to manufacture or distribute its products.
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
MLLIC is subject to a wide variety of insurance and other laws and regulations. As life insurers introduce new and often more complex products, regulators refine capital requirements and introduce new reserving standards for the life insurance industry. Regulations recently adopted or currently under review can potentially impact the reserving and capital requirements and marketing and sales practices for certain products, particularly variable annuities and the optional guaranteed benefits offered with these products.
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
Market Risk
Changes in equity markets and other factors may significantly affect our financial results
The fee revenue that is earned on equity-based Separate Accounts assets is based upon account values. As strong equity markets result in higher account values, strong equity markets positively affect our results of operations through increased policy charge revenue and decreased benefit exposure. Conversely, a weakening of the equity markets results in lower fee income and may have a material adverse effect on our results of operations and capital resources.
In the absence of a mean reversion adjustment to future cash flows the increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower-than-expected lapses, mortality rates, and expenses. As a result, the higher EGPs may result in lower amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). However, the mean reversion process will generally minimize changes in the rate of DAC, DSI and VOBA amortization as future market growth rates are adjusted to counter the current period market returns, subject to a floor and cap return. Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. The mean reversion process will generally minimize changes in the rate of DAC, DSI and VOBA amortization as future market growth rates are adjusted to counter the current period market returns, subject to a floor and a cap return. For more information on DAC, DSI, and VOBA amortization, see “Item 7—Management’s Narrative Analysis of Results of Operations—Critical Accounting Policies” below.
Changes in equity markets and interest rates affects the profitability of our products with guaranteed benefits, therefore, such changes may have a material adverse effect on our financial results
The valuation of liabilities related to the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death or income benefit, calculated using a benefit ratio approach. The GMDB and GMIB liability valuations take into account the present value of total expected GMDB and GMIB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. Both the level of expected GMDB and GMIB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. Accordingly, a decrease in the equity markets will increase the net amount at risk under the GMDB and the GMIB benefits we offer as part of our variable annuity products, which has the effect of increasing the value of GMDB and GMIB liabilities we must record.
The value of liabilities related to the guaranteed minimum withdrawal benefits (“GMWB”) for variable annuities are based on the fair value of the underlying benefit. The liabilities related to GMWB benefits valued at fair value are impacted by changes in equity markets, volatility and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the value of GMWB liabilities. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will result in an increase in the value of GMWB liabilities we must record.
The value of contra liabilities related to the reinsurance of guaranteed minimum income benefits (“GMIB reinsurance”) for variable annuities is based on the fair value of the underlying benefit. The contra liabilities related to the GMIB reinsurance benefits valued at fair value are affected by changes in equity markets, volatility and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the value of the GMIB reinsurance contra liability. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will generally result in an increase in the GMIB reinsurance contra liabilities we must record.
Changes in the values of guaranteed benefits would result in a charge to earnings in the quarter in which the liabilities are increased or decreased.
A customized dynamic hedge program is maintained to mitigate the risks associated with income volatility around the change in reserves on guaranteed withdrawal benefits. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives, extreme swings in interest rates, contract holder behavior that is different than expected, and divergence between the performing of the underlying funds and hedging indices.
Credit Risk
Defaults in our bonds, private placements and mortgage loan portfolios may adversely affect profitability and shareholder’s equity
For general account products, we typically bear the risk for investment performance (return of principal and interest). We are exposed to credit risk on our fixed income portfolio (e.g. bonds, mortgages, private placements). Some issuers have defaulted on their financial obligations for various reasons, including bankruptcy, lack of liquidity, downturns in the economy, downturns in the real estate values, operational failure, and fraud. Any event reducing the value of the fixed income portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition.
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
Liquidity Risk
Business and financial results may be adversely affected by an inability to sell assets to meet maturing obligations
MLLIC could be exposed to liquidity risk, which is the risk that we cannot quickly convert invested assets to cash without incurring significant losses. MLLIC’s liquidity may be impaired due to circumstances that it may be unable to control, such as general market disruptions or an operational problem. MLLIC’s ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability of MLLIC to sell assets to meet maturing obligations, a negative change in its credit ratings, or regulatory capital restrictions, may have a negative effect on financial results.

Our participation in a securities lending program subjects us to potential liquidity and other risks
We participate in a securities lending program whereby fixed income securities are loaned by our agent bank to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain. We invest such cash collateral in other securities, primarily in commercial paper and money market or other short term funds.
Almost all securities on loan under the program can be returned to us by the borrower at any time. Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (e.g. securities that we have purchased with cash received from third parties) may exceed the term of the related securities loan and the market value may fall below the amount of cash received as collateral and invested. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.
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
Concentration Risk
The use of a single distribution channel may adversely affect our financial results
Our insurance products are sold principally through the ML&Co. distribution channel. ML&Co. became a subsidiary of Bank of America Corporation (“BOA”) effective January 1, 2009. The effect on our business, if any, of the acquisition of our principal distribution source by BOA has not been determined. If an unfavorable development occurs with respect to this distribution source, it may adversely impact our financial results.
The company may elect, for any number of reasons, to discontinue new sales at any point in time. Some of the reasons for discontinuing new business could be due to unfavorable economic conditions, contracting markets, inability to administer newer and innovative products and the ability to raise sufficient capital to cover new business
The current economic environment has presented significant challenges to the Company’s ability to issue existing products at competitive returns. Further, new products designed to combat the volatile economic environment may not be able to be administered on existing company administrative systems. However, there remain a significant number of annuity and life insurance policies in force that will continue to be serviced and are expected to continue to generate revenues.
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
Litigation and regulatory investigations may adversely affect our business, results of operations, and financial condition
In recent years, the insurance industry has increasingly been the subject of litigation, investigation, and regulatory activity by various governmental and enforcement authorities concerning common industry practices such as the disclosure of contingent commissions and suitability of sales. We cannot predict at this time the effect this current trend towards litigation and investigation will have on the insurance industry or to our business. Lawsuits, including class actions and regulatory actions, may be difficult to assess or quantify, may seek recovery of very large and/or indeterminate amounts, including punitive and treble damages, and their existence and magnitude may remain unknown for substantial periods of time. A substantial legal liability or significant regulatory action could have a material adverse effect on our business, results of operations, and financial condition.
Item 1B. Unresolved Staff Comments
     Not Applicable.
Item 2. Properties
The Registrant’s home office is located in Little Rock, Arkansas. Personnel performing services for the Registrant operate in AUSA office space in Cedar Rapids, Iowa and St. Petersburg, Florida. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the common cost allocation service agreement.
In addition, personnel performing services for the Registrant occupy office space in Pennington, New Jersey and Jacksonville, Florida, which is owned by ML&Co. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the transition services agreement between AUSA and ML&Co.
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
During 2008, the Registrant did not pay any dividends to AUSA. The Registrant received a capital contribution from AUSA of $250.0 million in 2008. During 2007, the Registrant paid a dividend of $193.7 million to MLIG, of which $41.6 million were ordinary dividends. During 2006, the Registrant paid a dividend of $180.0 million to MLIG, of which $39.8 million were ordinary dividends. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the three most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 11 to the Registrant’s Financial Statements.
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
Forward Looking Statements
The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:
1)	Changes in general economic conditions;

2)	Changes in the performance of financial markets, including emerging markets, such as with regard to:
a)	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

b)	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
3)	The frequency and severity of insured loss events;

4)	Changes affecting mortality and other factors that may impact the profitability of our insurance products;

5)	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;

6)	Increasing levels of competition;

7)	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;

8)	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;

9)	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;

10)	Acts of God, acts of terrorism, acts of war and pandemics;

11)	Changes in the policies of central banks and/or governments;

12)	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

13)	Customer responsiveness to both new products and distribution channels;

14)	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products; and

15)	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives
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
Acquisition
On December 28, 2007, the Company and its affiliate, MLLICNY, were acquired by AUSA. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition was accounted for by AUSA using the purchase method of accounting, which required the assets and liabilities of MLLIC to be identified and measured at their estimated fair values as of the acquisition date.
The Company made refinements during 2008 to the initial estimated fair values as additional information became available. The following adjustments as of December 31, 2008 were made to the initial purchase price allocation:

	Purchase Price Allocation
	December 31,		December 31,
(dollars in millions)	2007	Adjustments	2008 (a)
Value of business acquired, gross	$575.0	$(6.8)	$568.2
Goodwill	156.9	(14.8)	142.1
Other intangibles	74.9	5.0	79.9
Federal income taxes — current	6.6	(0.5)	6.1
Federal income taxes — deferred	2.0	(2.0)	—
Reinsurance receivables	5.4	3.1	8.5
Other assets	40.7	(1.5)	39.2

Policyholder account balances	1,900.8	3.6	1,904.4
Future policy benefits	396.7	(23.0)	373.7
Federal income taxes — deferred	—	6.0	6.0
Other liabilities	10.9	(4.0)	6.9

(a)	This reflects the December 31, 2008 balance before adjustments for unrealized gains (losses) on investments, amortization and/or impairments.
In addition, as required by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, all 2008 amounts, as well as Balance Sheet amounts for 2007 are representative of the successor basis of accounting while the Statements of Income, Stockholder's Equity, Comprehensive Income, and Cash Flows amounts for 2007 and 2006 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled “Predecessor” and “Successor”, respectively.

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
Valuation of Fixed Maturity and Equity Securities
The Company’s investments are available-for-sale fixed maturity and equity securities as defined by SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. The Company’s valuation policy dictates that publicly available prices are initially sought from several third party pricing services. In the event that pricing is not available from these services, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.
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
At December 31, 2008 and December 31, 2007, approximately, $166.1 million (or 12%) and, $144.5 million (or 10%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when declines in fair value are deemed other-than-temporary.
Securities Lending
Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. At December 31, 2008, the payable for collateral under securities loaned was $182.5 million. There was no payable for collateral under securities loaned at December 31, 2007.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Income Statements. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of December 31, 2008, the Company had 990 outstanding short futures contracts with a notional amount of $222.8 million. There were no futures contracts at December 31, 2007.

Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans 90 days past due. At December 31, 2008, there was $77.1 million in mortgage loans on real estate recorded on the Balance Sheet. The valuation allowance at December 31, 2008 was $0.1 million. There were no mortgages loans on real estate at December 31, 2007.
Other-Than-Temporary Impairment Losses on Investments
The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary (“OTT”) declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTT impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. Once impaired, the discount or reduced premium recorded for the debt security, based on the new cost basis, is amortized over the remaining life of the debt security in a prospective manner based on the amount and timing of future estimated cash flows. During 2008, the Company recorded an OTT impairment, net of value of business acquired amortization, of $8.3 million. The Company did not experience any realized investment losses due to OTT declines in fair value for the years ended December 31, 2007 and 2006.
Deferred Policy Acquisition Costs (“DAC”)
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2008, variable annuities insurance accounted for the Company’s entire DAC asset of $24.3 million. At December 31, 2007, the DAC balance was zero as a result of push down accounting at the acquisition date.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. For variable life insurance, prior to acquisition, the Company generally assumed a level long-term rate of net variable life Separate Accounts growth for all future years and the long-term rate may be adjusted if expectations change. Additionally, the Company may modify the rate of net Separate Accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which Separate Accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2008, 2007 and 2006 there was a favorable (unfavorable) impact to pre-tax earnings related to DAC unlocking of ($7.3) million, $26.5 million, and $16.7 million, respectively. See Note 6 to the Financial Statements for a further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2008, variable annuities insurance accounted for the Company’s entire DSI asset of $7.2 million. At December 31, 2007, the DSI balance was zero as a result of push down accounting at the acquisition date. See Note 6 to the Financial Statements for a further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLIC utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At December 31, 2008 and 2007, the Company’s VOBA asset was $581.1 million and $575.0 million, respectively. For the year ended December 31, 2008, the unfavorable impact to pre-tax earnings related to VOBA unlocking was $68.4 million. The unlocking includes an impairment charge of $28.0 million as estimated future gross profits were less than the unamortized balance. See Note 5 to the Financial Statements for a further discussion of VOBA.
Other Intangibles
Other intangibles that were acquired at the acquisition date include a distribution agreement, a tradename, and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible will be amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is thirty years. The carrying values of the intangibles are reviewed periodically for indicators of impairment in value, including unexpected or adverse changes in the following: (1) the economic or competitive environments in which MLLIC operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. If there is an indication of impairment, then the cash flow method is used to measure the impairment, and the carrying value is adjusted as necessary. A review was performed at September 30, 2008 and there was no indication of impairment for goodwill or other intangibles. However during the 4th quarter the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on MLLIC. As a result of this decision, an impairment charge was taken for the unamortized other intangible balance of $76.1 million. See Note 5 to the Financial Statements for a further discussion. At December 31, 2007, the other intangibles were $74.9 million. The entire asset amount was allocated to annuities.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the

“reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause MLLIC to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. A review was performed at September 30, 2008 and there was no indication of impairment for goodwill or other intangibles. However during the 4th quarter the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on MLLIC. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance of $139.3 million. The remaining amount relates to MLLIC’s state licenses. See Note 5 to the Financial Statements for a further discussion. At December 31, 2008 and 2007, the Company’s goodwill asset was $2.8 million and $156.9 million, respectively. The entire asset amount has been allocated to annuities.
Policyholder Liabilities
The Company establishes liabilities for amounts payable on its life and annuity contracts based on methods and underlying assumptions in accordance with SFAS No. 60, Accounting and Reporting by Insurance Enterprises, SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and Statement of Position (“SOP”) 03-1, Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts and applicable actuarial standards.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2008 and 2007 were $1.8 billion and $1.9 billion, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2008 and 2007, future policy benefits were $499.3 million and $396.8 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At December 31, 2008 and 2007, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2008	2007

GMDB liability	$145.9	$74.6
GMIB liability	18.5	—
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For 2008, the unfavorable impact to pre-tax earnings related to GMDB and GMIB unlocking was $95.8 million. For 2007, the favorable impact to pre-tax earnings related to GMDB and GMIB unlocking was $22.0 million.
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

At December 31, 2008 and 2007, GMWB and GMIB reinsurance liabilities (assets) included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2008	2007

GMWB liability	$114.5	$13.9
GMIB reinsurance liability (asset)	(79.1)	0.7
Unearned Policy Charge Revenue (“UPCR”) Liability for Variable Life Insurance
MLLIC’s variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is accreted into revenue over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. At December 31, 2007, the UPCR liability was zero as a result of the push down accounting at the acquisition date. For the year ended December 31, 2007, the impact on pre-tax earnings related to UPCR unlocking was $4.8 million unfavorable. See Note 6 to the Financial Statements for a further discussion.
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. During 2008, 2007, and 2006 the Company decreased its provision for federal income taxes by $8.7 million, $6.8 million, and $4.4 million, respectively, principally due to DRD and FTC adjustments. See Note 8 to the Financial Statements for a further discussion.
MLLIC adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. MLLIC has analyzed all material tax positions under the provisions of FIN No. 48, and has determined that there are no tax benefits that should not be recognized as of December 31, 2008 or as of December 31, 2007. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
MLLIC files a return in the U.S. Federal tax jurisdiction, and various state tax jurisdictions. As a result of the MLLIC’s election for federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for any FIN No. 48 obligations that existed prior to the acquisition date.
Recent Developments
Recent Accounting Pronouncements
Current Adoption of Recent Accounting Pronouncements
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). The FSP amends the impairment and related interest income measurement guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. The FSP permits the use of reasonable management judgment about the probability that the company will be able to collect all amounts due while previously EITF 99-20 required the use of market participant assumptions which could not be overcome by management judgment. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company adopted FSP EITF 99-20-1 on December 31, 2008 and it had no material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The key considerations illustrated in the FSP FAS No. 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The FSP became effective upon issuance. The FSP adoption did not have a material impact on the Company’s financial statements.
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amended SFAS No. 133 and Interpretation No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted FSP FAS No. 133-1 and FIN 45-4 on December 31, 2008. The adoption did not have a material impact on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 became effective on November 15, 2008. The adoption of this Statement did not have a material impact on the Company’s financial statements.
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
Future Adoption of Recent Accounting Pronouncements
In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets. The FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP No. FAS 142-3 requires entities estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for entity-specific factors included in SFAS No. 142. The guidance in FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008. The Company expects to adopt FSP No. FAS 142-3 on January 1, 2009, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and does not expect the adoption to have a material impact on the results of operation or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) and will apply its requirements to acquisitions occurring on or after January 1, 2009, and does not expect the adoption to have a material impact on the results of operation or financial position.
New Business
MLLIC’s marketing emphasis has been on the sale of variable annuity products through the retail network of MLPF&S. These products were designed to address the retirement planning needs of ML&Co.’s clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios. MLLIC competes for ML&Co.’s clients’ retirement planning business with i) unaffiliated insurers whose products are also sold through ML&Co.’s retail network, ii) insurers who solicit this business directly, and iii) other investment products sold through ML&Co.’s retail network. MLLIC competes in this market segment by integrating its products into ML&Co.’s planning-based financial management program.
Total direct deposits decreased $325.4 million to $447.6 million during 2008, as compared to 2007. Total direct deposits (including internal exchanges) were as follows:

	2008	2007	2006
(dollars in millions)	Successor	Predecessor

Variable Annuity Deposits	$435.0	$752.0	$753.6
All Other Deposits	12.6	21.0	33.2

Total Direct Deposits	$447.6	$773.0	$786.8

The decrease in variable annuity deposits in 2008 was primarily due to volatile equity markets. During 2007, variable annuity deposits were relatively unchanged as compared to 2006.

All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured.
Surrenders
Policy and contract surrenders decreased $489.3 million (or 32%) to $1,029.7 million during 2008, as compared to 2007. The decrease is primarily due to the decline in the equity markets in 2008.
Financial Condition
At December 31, 2008, the Company’s assets were $11.1 billion or $3.6 billion lower than the $14.7 billion in assets at December 31, 2007. Assets excluding Separate Accounts assets increased $180.5 million. Separate Accounts assets, which represent 67% of total assets, decreased $3.8 billion (or 34%) to $7.5 billion. Changes in Separate Accounts assets on a year to date basis were as follows:

2008
(dollars in millions)	Successor

Investment performance	$(2,942.7)
Deposits	446.6
Policy fees and charges	(196.4)
Surrenders, benefits and withdrawals	(1,083.5)

Net decrease	$(3,776.0)

During 2008, the Company experienced contract owner withdrawals that exceeded deposits by $891.9 million. The components of contract owner transactions were as follows:

2008
(dollars in millions)	Successor

Deposits collected	$447.6
Internal tax-free exchanges	(58.2)

Net contract owner deposits	389.4

Contract owner withdrawals	641.7
Net transfers from Separate Accounts	639.6

Net contract owner withdrawals	1,281.3

Net contract owner activity	$(891.9)

Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, and cash and cash equivalents.

The following schedule identifies MLLIC’s general account invested assets by type for the years ended December 31:

	2008	2007
	Successor
Fixed maturities
Investment grade fixed maturity securities	47%	55%
Below investment grade fixed maturity securities	2	1

Total fixed maturities	49	56

Equity securities	—	1
Cash and cash equivalents	15	6
Mortgage loans	3	—
Limited partnerships	1	—
Policy loans	32	37

	100%	100%

Fixed Maturities and Equity Securities
The amortized cost and estimated fair value of investments in fixed maturity and equity securities at December 31 were:

	2008
					% of
	Amortized	Gross Unrealized		Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$271.5	$0.4	$(34.5)	$237.4	16%
Industrial	393.4	3.7	(29.4)	367.7	27
Utility	140.4	0.4	(12.8)	128.0	9
Asset-backed securities
Housing related	66.4	1.3	(13.1)	54.6	4
Credit cards	42.2	—	(16.0)	26.2	2
Autos	23.7	—	(2.6)	21.1	2
Equipment lease	4.8	—	(0.4)	4.4	—
Student loan	10.7	—	(0.3)	10.4	1
Timeshare	9.9	0.1	(0.5)	9.5	1
Commercial mortgage-backed securities -
Non agency backed	158.9	—	(39.5)	119.4	9
Residential mortgage-backed securities
Agency backed	107.6	1.9	(0.6)	108.9	8
Non agency backed	33.1	—	(13.6)	19.5	1
Municipals — tax exempt	1.6	—	(0.1)	1.5	—
Government and government agencies
United States	229.9	17.4	—	247.3	18
Foreign	16.3	0.2	(0.4)	16.1	1

Total fixed maturity securities	1,510.4	25.4	(163.8)	1,372.0	99
Equity securities	21.7	—	(8.2)	13.5	1

Total	$1,532.1	$25.4	$(172.0)	$1,385.5	100%

	2007 (a)
		% of
	Estimated	Estimated
(dollars in millions)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$507.8	36%
Industrial	412.6	28
Utility	160.1	11
Asset-backed securities
Housing related	8.2	1
Autos	3.0	—
Commercial mortgage-backed securities — non agency backed	14.7	1
Residential mortgage-backed securities
Agency backed	151.4	10
Non agency backed	31.3	2
Municipals — tax exempt	1.7	—
Government and government agencies
United States	102.1	7
Foreign	18.8	1

Total fixed maturity securities	1,411.7	97
Equity securities	37.2	3

Total	$1,448.9	100%

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
MLLIC regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities, cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of December 31, 2008. No one issuer represents more than 5% of the total unrealized loss position. The largest single issuer unrealized loss is $6.9 million and relates to a securitized portfolio of residential mortgage-backed securities (RMBS) that contains fixed income positions of investment grade quality. The following is the Company’s significant unrealized loss positions by industry sector as of December 31, 2008.
Financial Sectors
The Financial sector is further subdivided into Banking, Insurance, REIT’s and Financial other. These sub-sectors account for respectively 70%, 4%, 19% and 7% of the unrealized losses in the financial sector. The capital bases of banks and other financial firms have been strained as they are forced to retain assets on their balance sheets that had previously been securitized and to write down certain mortgage-related and corporate credit-related assets. Financial companies within MLLIC’s financial sector are generally high in credit quality, and as a whole represent a large portion of the corporate debt market. For all these sub-sectors the fundamentals are weakening. However, the financial sector has seen a larger impact to valuations from the broader market volatility given it is a focal point of the current concerns. Governments across the world have attempted to stabilize market liquidity and investor confidence via extraordinary measures, including providing substantial support to banks and insurance companies. Of the securities in an unrealized loss position, 93% of the unrealized loss relates to securities rated investment grade.
     Banking
The overall exposure to the banking sub-sector in MLLIC’s portfolio is large, diverse, and of high quality. The unrealized losses in the banking sub-sector primarily reflect the size of our holdings, credit spread widening and the market’s concern over the adequacy of liquidity and capital in the banking sector given the deteriorating global economy. With some success, government initiatives were put into place during 2008 in an attempt to encourage lending, including the injection of capital into financial institutions through the US Treasury’s Capital Purchase Program and the establishment of the FDIC Temporary Liquidity Guarantee Program whereby the FDIC guarantees newly issued unsecured debt for participating institutions. Other countries have adopted similar measures. However, financial institutions remain vulnerable to ongoing asset write downs, credit losses and weak earning prospects that are associated with a recessionary environment and this is adding pressure to subordinated and longer duration holdings.
MLLIC has exposure to deeply subordinated investment grade securities within the banking sector which have the characteristics of both debt and equity. These bonds, broadly referred to as capital securities, allow the borrower to defer payments without defaulting and are subordinated to traditional bonds in a company’s capital structure. The value of our investments in these securities may be significantly impacted if the issuers of such securities exercise the option to defer payment of optional coupons or dividends, are forced to accept government support or intervention, or grant majority equity stakes to their respective governments. As of December 31, 2008, MLLIC held capital securities within the banking sector that were either categorized as Hybrid or Upper Tier 2.
The ‘Hybrid’ category is comprised of capital securities issued by U.S. financial services entities which typically have an original maturity of more than 30 years and may be perpetual. In addition, Hybrids have other features that may not be consistent across issues such as a cumulative or non-cumulative coupon, capital replacement language and an alternative payment mechanism, and could also be subordinate in the company’s capital structure. Capital securities categorized as ‘Upper Tier 2’ are issued by non-US banks but these positions are generally perpetual where the deferrable coupon is cumulative.
There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $2.5 million. The following table highlights MLLIC’s credit risk to capital securities within the banking sector at December 31:

	2008
	Successor
		Estimated	Gross
	Amortized	Fair	Unrealized
(dollars in millions)	Cost	Value	Loss
Hybrid	$27.3	$16.4	$(10.9)
Upper Tier 2	11.0	5.8	(5.2)

Total	$38.3	$22.2	$(16.1)

     Insurance and Other Financial Sectors
The unrealized losses in the insurance and other finance sub-sector are concentrated primarily in a few investment grade securities. These unrealized losses primarily reflect general spread widening on financial services companies (due to broad housing, mortgage market, equity market and economic issues plus increased liquidity and capital markets concerns that were referenced in the above market backdrop section), compounded in some cases by the structure of the securities (subordination or other structural features and duration). While the sub-sector has some exposure to the US residential mortgage market, the issuers are highly diversified. There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $2.5 million.
     REITs
The unrealized losses in the REIT sub-sector are a result of general spread widening in the Commercial Mortgage-Backed Securities (“CMBS”) market and the REIT unsecured market. Despite real estate values falling and capitalization rates rising, REIT’s operating fundamentals continue to perform at levels sufficient to support their debt structure. However, further fundamental deterioration is expected as unemployment rises, consumer discretionary spending falls, and tenant bankruptcies increase. The majority of REITs have exhibited financial discipline and have focused on maintaining financial flexibility during the difficult financing environment. All of the securities in an unrealized loss in this sub-sector are rated investment grade.
Industrial Sectors
The Industrial sector is further subdivided into Basic Industries and Capital Goods, Consumer Cyclical, Consumer Non-Cyclical, Communications, Energy, Transportation, Technology, and Industrial other. These sub-sectors account for respectively 20%, 35%, 11%, 11%, 16%, 2%, 5% and less than 1% of the unrealized losses in the industrial sector.
     Basic Industries and Capital Goods
The Basic and Capital Goods industries encompass various sub-sectors ranging from aerospace defense to packaging. Building materials continue to be impacted by the slowdown in the US housing market which has been further impacted by declines in consumer spending. Chemicals have been impacted by concerns of a slowing domestic economy, slower global demand, volatility in raw material costs and increasing competition from global competitors. Paper and forest products continue to be under pressure due to higher input costs, lower housing starts and lack of demand for paper related shipping and writing products. Additionally, lack of market liquidity and volatile credit markets have further impacted bond prices. There are no individual issuers rated below investment grade in the basic industries and capital goods sub-sector which have unrealized loss positions greater than $2.5 million.
     Consumer Cyclical
The more significant of these sub-sectors from an unrealized loss perspective are retailers, automotive and gaming. Retail has been negatively impacted by a consumer pull-back in spending, particularly discretionary purchases, as increased unemployment, a weak housing market, credit market tightening and historically low consumer confidence weighed on the consumer. Margins have also been under increased pressure as many retailers have implemented aggressive promotion activity and increased discounts in an effort to drive store traffic, manage inventories and maintain market share.
The underlying fundamentals driving sales and earnings performance of the automotive industry continue to be pressured as a result of a secular shift away from more profitable SUVs and pickups towards more fuel-efficient cars and crossovers. In addition, the combination of weak consumer confidence, tighter credit standards and growing unemployment has negatively impacted auto sales.
Fundamentals in the gaming industry have weakened due to increased debt and related interest costs due to leveraged buyout activity and a material reduction in discretionary consumer spending. A deteriorating homebuilding environment and a material drop-off in consumer confidence, coupled with concerns over unemployment are resulting in declining demand. However, in some cases the industry is still increasing the supply of gaming products that were initiated prior to the economic downturn. There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $2.5 million.
     Consumer Non-Cyclical
The Consumer Non-Cyclical industry encompasses various sub-sectors ranging from consumer products to supermarkets. The more significant of these sub-sectors from an unrealized loss perspective are food and beverages and consumer products. Food and beverages and consumer products fundamentals have modestly weakened due to higher input costs and the industries’ limited ability to pass along these higher costs to the customer. Also, the price gap between branded products and private label products became more compelling to the consumer in the fourth quarter. Additionally, shareholder friendly actions and related restructurings done earlier in 2008 were completed at the expense of bondholders.
The vast majority of the unrealized losses in the consumer non-cyclical sector relate to global macro economic conditions and credit spread widening. There are no individual issuers rated below investment grade in the consumer non-cyclical sub-sector which have unrealized loss positions greater than $2.5 million.
     Energy
The energy sector includes independent oil and natural gas exploration and production companies, refiners, integrated energy companies active in both exploration/production and refining, and oil field service companies. For the independent exploration and production companies, underlying long term fundamentals remain strong in the sector; however, there has been heightened near term uncertainty given the dramatic decline in commodity prices. The industry has responded by reducing capital expenditures and share buyback programs as they focus on remaining free cash flow positive. Given the low market values currently, consolidation by the larger companies is likely in the sector.
The bonds of the underlying companies have seen price declines consistent with the overall market and concerns over the effect lower commodity prices will have on cash flow. There are no individual issuers rated below investment grade in the energy sub-sector which have unrealized loss positions greater than $2.5 million.
     Communications
The Communications sector can be further divided into the media cable, media non-cable, wireless and wirelines sub-sectors.
All media companies, but especially newspaper and directory companies are suffering from a tepid advertising environment related to the weak economy. This has made it difficult for companies to offset declining revenues with sufficient cost cutting initiatives, leading to significantly lower profits. In addition, this space had been a focus for activist shareholders and private equity firms, forcing management to respond by increasing financial leverage, performing consolidations or divesting assets. The net effect of this was a weaker credit profile for many companies just as the market started to slow down.
Many companies in the wirelines sector continue to focus on increasing shareholder returns. This has escalated event risk within the sector and caused concern that companies may increase financial leverage. There are no individual issuers rated below investment grade in the communications sub-sector which have unrealized loss positions greater than $2.5 million.

     Technology
The Technology sector can be further divided into software, hardware, and technology services sub-sectors. In general the software and technology service related companies have experienced relatively stable fundamentals; however, the hardware sector has been negatively impacted by lower consumer spending (notebooks, cell phones, desktops, automotive). Despite slowing hardware demand, and excluding a few highly levered private equity semiconductor companies, a majority of technology credits have strong balance sheets that offset the negative trends. There are no individual issuers rated below investment grade in the technology sub-sector which have unrealized loss positions greater than $2.5 million.
     Transportation
The Transportation sector includes railroads, transportation services companies, and airlines. Underlying fundamentals remain intact for most companies in the railroad and transportation services sectors, although the weak economy has begun to pressure margins throughout the space. The railroad sector experienced volume weakness throughout 2008, particularly in the fourth quarter as the economy slowed, factories went on extended shutdowns over the holidays, and international trade volumes deteriorated. This weakness in volumes was offset by strong pricing power, the lag effect of the fuel surcharge mechanism most railroads have in place, and efficiency gains. Transportation services is a diversified sector, but as a general rule, companies began to see margin deterioration in the second half of the year as the weaker global economy resulted in reduced demand for their services.
Some sub-sectors within transportation services saw harsher operating conditions than others, with car rental companies and dry bulk shippers being hit particularly hard by the combined impact of a slowing global economy and sharply reduced access to credit. Balance sheets for most railroads and transportation services companies remain intact and are well positioned to weather the current economic cycle. Airline fundamentals deteriorated significantly through the first three quarters of 2008 due to rapidly increasing fuel costs which were not entirely passed through to the consumer. Liquidity risk over the near-term has been decreased as fuel costs moderated in the fourth quarter. Airlines continue to have high cash balances by historical standards. All of the securities in an unrealized loss in this sub-sector are rated investment grade.
Utility Sectors
The utility sector is further sub divided into Electric, Natural Gas and Other. These sub-sectors account for respectively 29%, 65% and 6% of the unrealized losses in the utility sector. Of the securities in an unrealized loss position, 82% of the unrealized loss relates to securities rated investment grade.
     Electric
The Electric Utility sector is generally viewed as a defensive sector during weak economic environments. While defensive in nature, there are several issues which present challenges, including growing capital expenditures programs, the possibility of CO2 legislation, a renewed interest in expanding riskier unregulated generation projects, and increasingly uncertain state regulatory environments driven by rising energy prices and a slowing economy. There are no individual issuers rated below investment grade in this sub-sector which have unrealized loss positions greater than $2.5 million.
     Natural Gas
The Natural Gas sector includes natural gas pipeline and distribution companies. The underlying fundamentals for pipelines are adversely affected by the decline in commodity prices, weak end user demand, and higher financing costs. Capital expenditures remained at elevated levels as the industry addresses the country’s infrastructure needs. As a result, pipelines will need continued access to the capital markets. The distributors remain well capitalized with increasing focus on reducing exposure to bad debts and weather related volatility. There are no individual issuers rated below investment grade in this sub-sector which have unrealized loss positions greater than $2.5 million.
Asset-Backed Securities (“ABS”)
     ABS — Housing Related
ABS Housing securities are secured by pools of residential mortgage loans primarily those which are categorized as subprime. The unrealized loss is primarily due to decreased liquidity and increased credit spreads in the market commensurate with significant increases in expected losses on loans within the underlying pools. Expected losses within the underlying pools are generally higher than original expectations, primarily in certain later-vintage adjustable rate mortgage loan pools, which has led to some rating downgrades in these securities and impairments within this portfolio. While most of MLLIC’s ABS housing positions are secured by pools of subprime residential mortgages, MLLIC has exposure to one asset backed security collateralized by manufactured housing loans. The market value of this security is $3.0 million with an amortized cost balance of $4.4 million. The security has a vintage of 2001.
All ABS-housing securities are monitored and reviewed on a monthly basis with detailed cash flow models using the current collateral pool and capital structure on each portfolio quarterly. Model output is generated under base and several stress-case scenarios. ABS-housing asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. The ABS-housing models incorporate external estimates on property valuations, borrower characteristics, propensity of a borrower to default or prepay and the overall security structure. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Recent payment history, a percentage of on-going delinquency rates and a constant prepayment rate are also incorporated into the model. Once the entire pool is modeled, the results are closely analyzed by the asset specialist to determine whether or not our particular tranche or holding is at risk for payment interruption. Holdings are impaired to fair value where loss events have taken place (or are projected to take place on structured securities) that would affect future cash flows on our particular tranche.
     ABS — Credit Cards
The unrealized loss on ABS — credit cards is $16.0 million. The unrealized loss in the ABS credit card sector is primarily a function of decreased liquidity and increased credit spreads in the structured finance and financial institution market. While the credit card ABS portfolios with large subprime segments may be negatively impacted by the slowing domestic economy and housing market, there has been little rating migration of the bonds held by MLLIC. All of the ABS credit card bonds held by MLLIC are rated investment grade.
MLLIC’s entire credit card portfolio has been stress tested. Results of these stress tests indicate that while downgrades within the portfolio may occur, all of our Class A, B, and C are projecting payment in full. MLLIC does not hold any credit card exposure below class “C”. As there has been no impact to expected future cash flows, MLLIC does not consider the underlying investments to be impaired as of December 31, 2008.
     ABS — Autos
The unrealized loss on ABS — autos is $2.6 million. The unrealized loss in the ABS auto sector is primarily a function of decreased liquidity and increased credit spreads with additional pressure coming from depressed auto sales and lower margins on incremental sales. While the auto ABS portfolio may be negatively impacted by the slowing domestic economy and concern over the future of the Big 3, there has been little rating migration of the bonds held by MLLIC. The Company’s entire structured auto portfolio has been stress tested. Results of these stress tests indicate that while downgrades within the portfolio may occur, all of our Class A positions are projecting payment in full. The Company does not hold any structured auto position below class “A”. As there has been no impact to expected future cash flows, MLLIC does not consider the underlying investments to be impaired as of December 31, 2008.
Commercial Mortgage-Backed Securities
CMBS are securitizations of underlying pools of mortgages on commercial real estate. The underlying mortgages have varying risk characteristics and are pooled together and sold in different rated tranches. MLLIC’s CMBS includes conduit and single borrower securities. Over 88% of MLLIC’s exposure to CMBS is AAA rated, with the majority of these positions being AAA — senior rated securities. The following tables summarize MLLIC’s CMBS exposure by rating and vintage at December 31:

	2008
	Successor
		Estimated	Gross
	Amortized	Fair	Unrealized
(dollars in millions)	Cost	Value	Loss
AAA — Senior	$112.8	$95.7	$(17.1)
AAA — Mezzanine	16.9	8.8	(8.1)
AAA — Junior	11.1	4.7	(6.4)
AA	13.6	7.6	(6.0)
A	4.5	2.6	(1.9)

Total	$158.9	$119.4	$(39.5)

	2008
	Successor
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total
AAA — Senior (a)	$32.8	$—	$45.3	$17.6	$—	$95.7
AAA — Mezzanine	—	—	6.5	2.3	—	8.8
AAA — Junior	—	3.7	1.0	—	—	4.7
AA	7.6	—	—	—	—	7.6
A	2.6	—	—	—	—	2.6

Total	$43.0	$3.7	$52.8	$19.9	$—	$119.4

(a)	All 2004 & Prior AAA’s are classified as ‘AAA — Senior’. This was prior to the market convention of Credit Enhanced tiering within AAA’s, which started in 2005.
All CMBS securities are monitored and modeled under base and several stress-case scenarios by asset specialists. For conduit securities, a widely recognized industry modeling software is used to perform a loan-by-loan, bottom-up approach. For non-conduit securities a CMBS asset specialist works closely with AEGON USA Realty Advisors’ real estate valuation group to determine underlying asset valuation and risk. Both methodologies incorporate external estimates on the property market, capital markets, property cash flows, and loan structure. Results are then closely analyzed by the asset specialist to determine whether or not a principal or interest loss is expected to occur. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to fair value.
The unrealized loss on CMBS is $39.5 million. The fundamentals of the CMBS market are, on average, strong but are starting to show some signs of deterioration in some markets. The introduction of the 20% and 30% credit enhanced, super senior AAA classes provide an offset to these negative fundamentals. The lending market has become virtually frozen as lenders have become more conservative with underwriting standards, property transactions have diminished greatly, and higher mortgage spreads have curtailed lending. A lack of liquidity in the market combined with a broad re-pricing of risk has led to increased credit spreads across the credit classes.
MLLIC believes that the underlying investments are well underwritten and have performed relatively better than other comparable CMBS structures. All of the securities in an unrealized loss position are rated investment grade. As the unrealized losses in the CMBS portfolio relate to holdings where MLLIC expects to receive full principal and interest, MLLIC does not consider the underlying investments to be impaired as of December 31, 2008.
Residential Mortgage-Backed Securities
Residential mortgage-backed securities (“RMBS”) are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes collateralized mortgage obligations (“CMO”), government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs and negative amortization mortgage-backed securities.
All RMBS securities are monitored and reviewed on a monthly basis with detailed modeling completed on each portfolio quarterly. Model output is generated under base and several stress-case scenarios. RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Models incorporate external loan-level analytics to identify the riskiest securities. The results from the models are then closely analyzed by the asset specialist to determine whether or not a principal or interest loss is expected to occur. Positions are impaired to fair value where loss events have taken place (or are projected to take place on structured securities) that would affect future cash flows.
The unrealized loss on RMBS is $14.2 million. Of the RMBS unrealized losses, $6.9 million is attributed to the AAA rated generic shelf name, GSR MTGE LN TR 2005-AR5. MLLIC’s amortized cost in GSR is $20.2 million and the deal contains its own unique pool of collateral and represents a separate and distinct trust. The combination of low floating-rate reset margins, slow prepayment speeds, severe illiquidity in the market for near-prime securities, and the unprecedented level of mortgage-related credit spread widening have pushed the overall market value as a percent of amortized cost on all RMBS bonds in an unrealized loss position to 55%.
For the RMBS holdings in an unrealized loss, the collateral pools have experienced higher than expected delinquencies and losses, and the unrealized loss is further exacerbated by the impact of declining home values on borrowers using affordability products. Further impacting the unrealized losses is spread widening due to illiquidity as well as increased extension risk due to slower than expected prepayments. Despite the continued decline in the margin of safety on these securities during 2008, cash flow models indicate full recovery of principal and interest for each of MLLIC’s particular holdings in an unrealized loss position. As the remaining unrealized losses in the RMBS portfolio relates to holdings where MLLIC expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2008. There are no individual issuers rated below investment grade in the RMBS sector which have unrealized loss positions greater than $2.5 million.
     Negative Amortization Mortgage Exposure
Negative amortization mortgages (also known as option ARMs) are loans whereby the payment made by the borrower is less than the accrued interest due and the difference is added to the loan balance. When the accrued balance of the loan reaches the negative amortization limit (typically 110% to 125% of the original loan amount), the loan recalibrates to a fully amortizing level and a new minimum payment amount is determined. The homeowner’s new minimum payment amount can be dramatically higher than the original minimum payment amount. The timing of when these loans reach their negative amortization cap will vary, and is a function of the accrual rate on each loan, the minimum payment rate on each loan and the negative amortization limit itself. Typically, these loans are estimated to reach their negative amortization limit between 3 and 5 years from the date of origination. MLLIC’s exposure to negative amortization mortgages ($4.2 million) is all AAA rated, with virtually all of these positions being super-senior AAA rated securities.
At December 31, 2008 and 2007, approximately $108.9 million (or 29%) and $151.3 million (or 73%), respectively, of CMO and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. CMO and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on CMO and MBS securities will exceed the yields that can be obtained from corporate securities with similar credit ratings.
The amortized cost and estimated fair value of fixed maturity securities at December 31 by rating agency equivalent were:

	2008		2007
	Successor
		Estimated	Estimated
	Amortized	Fair	Fair
(dollars in millions)	Cost	Value	Value (a)
AAA	$634.5	$599.5	$348.4
AA	105.9	96.7	222.6
A	344.4	323.2	468.1
BBB	347.5	297.5	360.2
Below investment grade	78.1	55.1	12.4

Total fixed maturity securities	$1,510.4	$1,372.0	$1,411.7

Investment grade	95%	96%	99%
Below investment grade	5%	4%	1%

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard and Poor’s BBB- or higher (or similar rating agency). At December 31, 2008, approximately $39.9 million (or 3%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $61.1 million (or 4%) of BBB- rated fixed maturity securities at December 31, 2007. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized losses incurred during 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

Details underlying securities in a continuous gross unrealized loss position for investment grade securities were as follows:

	2008 (a)
	Successor
	Estimated		Gross
(dollars in millions)	Fair	Amortized	Unrealized
Investment Grade Securities	Value	Cost	Losses
Less than or equal to 90 days:
Corporate bonds
Financial services	$35.5	$39.0	$(3.5)
Industrial	49.2	51.4	(2.2)
Utility	43.4	45.5	(2.1)
Asset-backed securities
Housing related	3.0	4.4	(1.4)
Credit cards	7.2	7.5	(0.3)
Autos	0.4	0.4	—
Student loan	5.2	5.3	(0.1)
Commercial mortgage-backed securities — non agency backed	58.3	73.6	(15.3)
Residential mortgage-backed securities — agency backed	7.5	8.1	(0.6)
Government and government agencies — United States	55.1	55.1	—
Equity securities	2.7	3.7	(1.0)

Total	267.5	294.0	(26.5)

Greater than 90 days but less than or equal to 180 days:
Corporate bonds
Financial services	35.3	37.2	(1.9)
Industrial	29.9	33.2	(3.3)
Utility	7.8	10.9	(3.1)
Asset-backed securities
Housing related	19.3	20.4	(1.1)
Credit cards	10.2	24.7	(14.5)
Autos	13.2	15.0	(1.8)
Student loan	5.2	5.3	(0.1)
Equipment lease	4.4	4.8	(0.4)
Timeshare	3.3	3.8	(0.5)
Commercial mortgage-backed securities — non agency backed	40.7	49.4	(8.7)
Government and government agencies — foreign	2.7	2.8	(0.1)
Equity securities	3.2	4.8	(1.6)

Total	175.2	212.3	(37.1)

Greater than 180 days but less than or equal to 270 days:
Corporate bonds
Financial services	92.2	103.8	(11.6)
Industrial	107.3	116.5	(9.2)
Utility	33.7	37.4	(3.7)
Asset-backed securities
Housing related	6.2	10.6	(4.4)
Credit cards	4.6	5.1	(0.5)
Autos	7.5	8.4	(0.9)
Residential mortgage-backed securities — non agency backed	19.3	32.9	(13.6)

Total	$270.8	$314.7	$(43.9)

	2008 (a)
	Successor
	Estimated		Gross
(dollars in millions)	Fair	Amortized	Unrealized
Investment Grade Securities (continued)	Value	Cost	Losses
Greater than 270 days but less than or equal to one year:
Corporate bonds
Financial services	$34.7	$49.7	$(15.0)
Industrial	4.5	5.3	(0.8)
Utility	14.7	16.2	(1.5)
Asset-backed securities
Housing related	2.7	4.8	(2.1)
Credit cards	4.3	5.0	(0.7)
Commercial mortgage-backed securities — non agency backed	20.3	35.9	(15.6)
Municipals — tax-exempt	0.8	0.9	(0.1)
Equity securities	6.4	11.6	(5.2)

Total	88.4	129.4	(41.0)

Total of all investment grade securities
Corporate bonds
Financial services	197.7	229.7	(32.0)
Industrial	190.9	206.4	(15.5)
Utility	99.5	110.0	(10.5)
Asset-backed securities
Housing related	31.2	40.2	(9.0)
Credit cards	26.2	42.2	(16.0)
Autos	21.1	23.7	(2.6)
Student loan	10.4	10.7	(0.3)
Equipment lease	4.4	4.8	(0.4)
Timeshare	3.3	3.8	(0.5)
Commercial mortgage-backed securities — non agency backed	119.4	158.9	(39.5)
Residential mortgage-backed securities
Agency backed	7.5	8.1	(0.6)
Non agency backed	19.3	32.9	(13.6)
Municipals — tax-exempt	0.8	0.9	(0.1)
Government and government agencies
United States	55.1	55.1	—
Foreign	2.7	2.8	(0.1)
Equity securities	12.4	20.2	(7.8)

Total	$801.9	$950.4	$(148.5)

Total number of securities in a continuous unrealized loss position			283

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.

Details underlying securities in a continuous gross unrealized loss position for below investment grade securities were as follows:

	2008 (a)
	Successor
	Estimated		Gross
(dollars in millions)	Fair	Amortized	Unrealized
Below Investment Grade Securities	Value	Cost	Losses
Less than or equal to 90 days:
Corporate bonds
Industrial	$14.3	$18.2	$(3.9)
Utility	0.3	0.5	(0.2)
Asset-backed securities — housing related	5.1	9.2	(4.1)

Total	19.7	27.9	(8.2)

Greater than 90 days but less than or equal to 180 days:
Corporate bonds
Financial services	3.7	5.7	(2.0)
Industrial	13.8	20.6	(6.8)
Government and government agencies — foreign	1.5	1.7	(0.2)

Total	19.0	28.0	(9.0)

Greater than 180 days but less than or equal to 270 days:
Corporate bonds
Industrial	2.8	4.1	(1.3)
Utility	5.1	7.3	(2.2)

Total	7.9	11.4	(3.5)

Greater than 270 days but less than or equal to one year:
Corporate bonds
Financial services	1.0	1.5	(0.5)
Industrial	1.1	2.9	(1.8)
Equities	1.1	1.6	(0.5)

Total	3.2	6.0	(2.8)

Total of all below investment grade securities
Corporate bonds
Financial services	4.7	7.2	(2.5)
Industrial	32.0	45.8	(13.8)
Utility	5.4	7.8	(2.4)
Asset-backed securities — housing related	5.1	9.2	(4.1)
Government and government agencies — foreign	1.5	1.7	(0.2)
Equities	1.1	1.6	(0.5)

Total	$49.8	$73.3	$(23.5)

Total number of securities in a continuous unrealized loss position			47

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
Gross unrealized losses on available for sale below investment grade fixed maturity securities represented 14% of total gross unrealized losses on all available for sale securities at December 31, 2008. Generally below investment grade securities are more likely than investment grade securities to develop credit concerns. The remaining 86% of the gross unrealized losses at December 31, 2008 relate to investment grade available for sale securities. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2008.

Details underlying fixed maturity securities below investment grade and in an unrealized loss position were as follows:

		2008 (a)
		Successor
	Ratio of Amortized	Estimated		Gross
	Cost to Estimated	Fair	Amortized	Unrealized
(dollars in millions)	Fair Value	Value	Cost	Loss
Less than or equal to 90 days:
	70% to 100%	$12.3	$13.7	$(1.4)
	40% to 70%	6.7	12.3	(5.6)
	Below 40%	0.7	1.9	(1.2)

Less than or equal to 90 days total		19.7	27.9	(8.2)

Greater than 90 days but less than or equal to 180 days:
	70% to 100%	10.2	11.9	(1.7)
	40% to 70%	8.0	13.8	(5.8)
	Below 40%	0.8	2.3	(1.5)

Greater than 90 days but less than or equal to 180 days		19.0	28.0	(9.0)

Greater than 180 days but less than or equal to 270 days:
	70% to 100%	3.4	4.3	(0.9)
	40% to 70%	4.3	6.4	(2.1)
	Below 40%	0.2	0.7	(0.5)

Greater than 180 days but less than or equal to 270 days		7.9	11.4	(3.5)

Greater than 270 days but less than or equal to one year:
	70% to 100%	1.9	2.6	(0.7)
	40% to 70%	1.0	1.5	(0.5)
	Below 40%	0.3	1.9	(1.6)

Greater than 270 days but less than or equal to one year		3.2	6.0	(2.8)

Total		$49.8	$73.3	$(23.5)

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
The majority of assets depressed over 30% as well as over 60% for up to 180 consecutive days are primarily related to subprime ABS housing and RMBS. As there has been no impact to expected future cash flows, MLLIC does not consider the underlying investments to be impaired as of December 31, 2008.
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

The following tables provide the subprime mortgage exposure by rating and estimated fair value by vintage at December 31:

	2008
	Successor
		Estimated	Gross
	Amortized	Fair	Unrealized
(dollars in millions)	Cost	Value	Loss
First lien — fixed
AAA	$41.3	$38.1	$(3.2)
AA	4.9	2.1	(2.8)
Below BBB	9.2	5.1	(4.1)
Second lien (a)
AAA	1.2	1.2	—
BBB	5.5	5.2	(0.3)

Total	$62.1	$51.7	$(10.4)

	2008
	Successor
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien — fixed
AAA	$26.3	$7.6	$2.7	$1.5	$38.1
AA	—	—	—	2.1	2.1
Below BBB	—	—	—	5.1	5.1
Second lien (a)
AAA	—	1.2	—	—	1.2
BBB	—	—	5.2	—	5.2

Total	$26.3	$8.8	$7.9	$8.7	$51.7

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.
Other-Than-Temporary Impairments
MLLIC’s bond impairment losses were $14.2 million for the year ended December 31, 2008. No one issuer accounted for impairment losses exceeding $2.5 million.
Mortgage Loans on Real Estate
The following summarizes key information on mortgage loans on real estate:

	As of December 31, 2008
(dollars in millions)	Amount	%
Property Type:
Office	$40.8	53%
Industrial	16.8	22
Retail	12.2	16
Apartment	3.8	5
Agricultural	3.5	4

	$77.1	100%

Geographic Region:
Pacific	$18.9	25%
Middle Atlantic	16.4	21
South Atlantic	13.8	18
New England	13.8	18
East North Central	7.1	9
West North Central	3.7	5
Mountain	3.4	4

	$77.1	100%

State Exposure:
California	$13.7	18%
New Hampshire	13.8	18
Pennsylvania	13.2	17
Virginia	10.0	13
Ohio	7.1	9
Washington	5.1	7
Delaware	3.8	5
South Dakota	3.8	5
Arizona	3.4	4
New Jersey	3.2	4

	$77.1	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2008 was $70.8 million. There were no mortgages loans on real estate at December 31, 2007.
All mortgage loans that are impaired have an established allowance for credit loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that we perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for credit losses. In addition, we continue to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, we have established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at December 31, 2008 and 2007. At December 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent. See Note 4 to the Financial Statements for further discussion.
Business Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2008 with decreases of 34%, 41% and 38%, respectively. The Dow, NASDAQ and S&P ended 2007 with increases of 6.4%, 9.8% and 3.5%, respectively. The Dow, NASDAQ and S&P ended 2006 with increases of 16.3%, 9.5%, and 13.6%, respectively.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 73% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2008. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During 2008, average variable account balances decreased $2.0 billion (or 17%) to $9.5 billion as compared to 2007. The decrease in average variable account balances contributed $29.1 million to the decrease in asset-based policy charge revenue during the period ended December 31, 2008, as compared to the same period in 2007.
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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2008	2007
	Successor	Predecessor
Average medium term interest rate yield (a)	0.89%	3.38%
Decrease in medium term interest rates (in basis points)	(249)	(139)
Credit spreads (in basis points) (b)	735	230
Expanding of credit spreads (in basis points)	505	153

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(146.5)	$4.1
Interest-sensitive policyholder liabilities	(0.6)	(4.7)

Net decrease on market valuations	$(147.1)	$(0.6)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
At December 31, 2008 and 2007, MLLIC had 17,284 and 19,388 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 4.08% and 4.17% during 2008 and 2007, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.65% and 5.20% during 2008 and 2007, respectively. In 2008 the number of life insurance and annuity contracts inforce with interest rate guarantees decreased 2,104 (or 11%) as compared to 2007.
Liquidity and Capital Resources
Liquidity
MLLIC’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. MLLIC has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. MLLIC anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2008 and 2007, MLLIC’s assets included $1.7 billion and $1.5 billion, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During 2008, the Company did not pay any cash dividends. During 2008, the Company received a $250.0 million capital contribution from AUSA. During 2007, the Company paid extraordinary and ordinary dividends of $152.1 million and $41.6 million, respectively to MLIG. MLLIC paid a cash dividend during 2006 of $180.0 million to MLIG, of which $39.8 million was considered an ordinary dividend and $140.2 million was extraordinary.
MLLIC and AUSA are parties to a “keepwell” agreement which, subject to its terms, commits AUSA to maintain MLLIC at a minimum net worth. Prior to the acquisition date, MLLIC and ML&Co. were parties to a “keepwell” agreement which obligated ML&Co. to maintain a level of capital in MLLIC in excess of minimum regulatory requirements.
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
The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31,

2008 and 2007, based on the RBC formula, MLLIC’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.
Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.
The insurer financial strength rating scales of S&P, A.M.Best, Moody’s Investors Service (“Moody’s”), and Fitch Ratings (“Fitch”) are characterized as follows:
•	S&P — AAA to R

•	A.M. Best — A++ to S

•	Moody’s — Aaa to C

•	Fitch — AAA to C
On November 19, 2008, S&P raised the Company’s insurance financial strength rating from AA- to AA. The ratings outlook is negative.
On February 17, 2009, Moody’s downgraded the Company’s insurance financial strength rating from Aa3 to A1. The ratings outlook is negative.
On February 18, 2009, S&P placed the Company’s insurance financial strength rating on credit watch with negative implications.
On March 6, 2009, Fitch downgraded the Company’s insurance financial strength rating from AA+ to AA. The ratings outlook is negative.
The following table summarizes MLLIC’s ratings as of March 24, 2009:

S&P	AA	(3rd out of 21)
A.M. Best	A+	(2nd out of 16)
Moody’s	A1	(5th out of 21)
Fitch	AA	(3rd out of 24)
A downgrade of our financial strength rating could affect our competitive position in the insurance industry and make it more difficult for us to market our products, as potential customers may select companies with higher financial strength ratings. These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of December 31, 2008:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions) (a)	Year	Years	Years	Years	Total
General accounts	$164.4	$302.7	$266.5	$1,324.4	$2,058.0
Separate Accounts	652.5	1,772.5	1,678.2	6,771.6	10,874.8

	$816.9	$2,075.2	$1,944.7	$8,096.0	$12,932.8

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business inforce. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2008 and 2007, the Company’s estimated net liability for future guaranty fund assessments was $5.7 million and $5.7 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
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
2008 compared to 2007
MLLIC recorded a net income (loss) of ($138.3) million and $110.5 for 2008 and 2007, respectively.

Policy charge revenue decreased $26.9 million (or 10%) to $240.7 million during 2008 as compared to $267.6 million in 2007. The following table provides the changes in policy charge revenue by type for each respective period:

	2008	2007
(dollars in millions)	Successor	Predecessor	Change

Asset-based policy charge revenue	$145.4	$174.5	$(29.1	) (a)
Guaranteed benefit based policy charge revenue	23.8	20.0	3.8	(b)
Non-asset based policy charge revenue	71.5	77.9	(6.4	) (c)
UPCR unlocking	—	(4.8)	4.8	(d)

	$240.7	$267.6	$(26.9)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during 2008 as compared to 2007.

(b)	The increase in guaranteed benefit based policy charge revenue during 2008 was due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(c)	The decrease in non-asset based policy charge revenue was primarily due to unfavorable UPCR amortization in 2007 resulting from high mortality. The UPCR balance was zero as of December 31, 2007 as a result of push down accounting at the acquisition date.

(d)	See the Critical Accounting Policies section above for a further discussion of UPCR unlocking.
Net realized investment gains increased $25.6 million to $27.7 million during 2008 as compared to $2.1 million in 2007. The following table provides the changes in net realized investment gains by type:

	2008	2007
(dollars in millions)	Successor	Predecessor	Change

Credit related gains (losses)	$(3.8)	$2.0	$(5.8	) (a)
Interest related gains (losses)	(11.0)	0.1	(11.1	) (b)
Equity related gains	37.4	—	37.4	(c)
Associated amortization expense for VOBA	5.1	—	5.1

Total net realized investment gains	$27.7	$2.1	$25.6

Write-downs for other-than-temporary impairments included in net realized gains (losses) on investments	$(14.2)	$—	$(14.2	) (b)

(a)	The increase in credit related losses during 2008 were primarily due to one large credit impairment in third quarter 2008 compared to a large credit gain during the second quarter 2007.

(b)	The decrease in interest related gains during 2008 were primarily due to the recording of OTT impairments in 2008.

(c)	The increase in equity related gains principally relates to net gains on futures contracts in 2008 as there were no futures contracts in 2007.

Policy benefits increased $148.3 million during 2008, as compared to 2007. The following table provides the changes in policy benefits by type:

	2008	2007
(dollars in millions)	Successor	Predecessor	Change

Annuity benefit unlocking	$95.8	$(22.0)	$117.8	(a)
Annuity benefit expense	66.2	35.0	31.2	(b)
Amortization of deferred sales inducements	(0.3)	2.3	(2.6	) (c)
Life insurance mortality expense	28.9	27.0	1.9	(d)

	$190.6	$42.3	$148.3

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of variable benefit unlocking.

(b)	The increase in annuity benefit expense was primarily due to the increase in guaranteed minimum benefit amounts due to increased market volatility.

(c)	During the year 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking.

(d)	The increase in life insurance mortality expense during 2008 was due to fewer claims on policies that had a higher net amount at risk.
Reinsurance premiums ceded decreased $5.5 million during 2008 as compared to 2007. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.
Negative amortization of deferred policy acquisition costs was $0.7 million in 2008. Included in the amortization for 2008 was $7.4 million of unfavorable DAC unlocking. During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking. The DAC balance was zero as of December 31, 2007 as a result of push down accounting at the acquisition date. Amortization of deferred policy acquisition costs was $22.1 million for 2007.
Amortization of VOBA was $37.7 million for 2008, which included $68.5 million of unfavorable unlocking. The unlocking includes an impairment charge of $28.0 million as estimated future gross profits were less than the unamortized balance. There was no VOBA amortization in 2007.
Amortization of other intangibles was $3.8 million in 2008. There was no amortization of other intangibles in 2007. Impairment charges were recorded in the fourth quarter of 2008 for other intangibles and goodwill of $76.1 million and $139.3 million, respectively.
Insurance expenses and taxes increased $8.9 million (or 15%) in 2008 as compared to 2007. The following table provides the changes in insurance expenses and taxes for each respective period:

	2008	2007
(dollars in millions)	Successor	Predecessor	Change

Commissions	$42.5	$34.5	$8.0	(a)
General insurance expense	25.1	23.4	1.7	(b)
Taxes, licenses, and fees	1.1	1.9	(0.8)

	$68.7	$59.8	$8.9

(a)	The increase in commissions is primarily due to commission expense paid to Transamerica Capital, Inc., a related party during 2008.

(b)	The increase in general insurance expenses is primarily due to increased system-related expenses.
2007 compared to 2006
MLLIC recorded net income of $110.5 million and $94.7 million for 2007 and 2006, respectively.

Policy charge revenue increased $2.9 million (or 1%) to $267.6 million during 2007 as compared to $264.7 million in 2006. The following table provides the changes in policy charge revenue by type for each respective period:

	2007	2006
(dollars in millions)	Predecessor	Predecessor	Change

Asset-based policy charge revenue	$174.5	$164.7	$9.8	(a)
Guaranteed benefit based policy charge revenue	20.0	13.7	6.3	(b)
UPCR unlocking	(4.8)	1.5	(6.3	) (c)
Non-asset based policy charge revenue	77.9	84.8	(6.9	) (d)

	$267.6	$264.7	$2.9

(a)	Asset-based policy charge revenue was favorably impacted by the increase in average variable account balances during 2007 as compared to 2006.

(b)	The increase in guaranteed benefit based policy charge revenue is due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(c)	See the Critical Accounting Policies section above for a further discussion of UPCR unlocking.

(d)	The decrease in non-asset based policy charge revenue is primarily due to a decrease in UPCR accretion resulting from higher mortality during 2007 as compared to 2006.
Net realized investment gains increased $0.9 million (or 75%) to $2.1 million during 2007 as compared to $1.2 million in 2006. The following table provides the changes in net realized investment gains by type:

	2007	2006
(dollars in millions)	Predecessor	Predecessor	Change

Credit related gains	$2.0	$0.5	$1.5	(a)
Interest related gains	0.1	—	0.1
Trading account gains	—	0.7	(0.7	) (b)

	$2.1	$1.2	$0.9

(a)	The increase in credit related gains is primarily due to one large credit related gain earned in the second quarter 2007.

(b)	During the first quarter 2006 MLLIC liquidated its trading portfolio.
Policy benefits increased $3.1 million (or 8%) to $42.3 million during 2007 as compared to $39.2 million in 2006. The following table provides the changes in policy benefits by type:

	2007	2006
(dollars in millions)	Predecessor	Predecessor	Change

Life insurance benefit expense	$27.0	$18.0	$9.0	(a)
Variable annuity benefit expense	37.3	31.9	5.4	(b)
Variable annuity guaranteed benefit reserve unlocking	(22.0)	(10.7)	(11.3	) (c)

	$42.3	$39.2	$3.1

(a)	The increase in life insurance benefit expense is primarily due to period-to-period differences in variable life reinsurance activity.

(b)	The increase in variable annuity benefit expense is primarily due to net unfavorable market valuation adjustments to GMWB and GMIB liabilities. See the Critical Accounting Policies section above for a further discussion of variable annuity guaranteed benefit liabilities.

(c)	See the Critical Accounting Policies section above for a further discussion of variable annuity benefit reserve unlocking.
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
Segment Information
MLLIC’s operating results are categorized into two business segments: Annuities and Life Insurance. MLLIC’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. MLLIC’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. MLLIC currently does not manufacture, market, or issue life insurance contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and income on invested assets that do not support life or annuity policyholder liabilities. Subsequent to the acquisition date, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments — Annuities, Life Insurance and Other, while the successor information is shown under the new basis, two segments — Annuities and Life Insurance.
Select financial information by segment for the years ended December 31 is as follows:

	Successor
2008 (dollars in millions)	Annuities	Life	Total

Net revenues (a)	$215.9	$96.2	$312.1
Net income (loss)	(158.6)	20.1	(138.3)

	Predecessor
2007 (dollars in millions)	Annuities	Life	Other	Total

Net revenues (a)	$200.3	$97.4	$14.4	$312.1
Net income	72.2	28.9	9.4	110.5

	Predecessor
2006 (dollars in millions)	Annuities	Life	Other	Total

Net revenues (a)	$186.7	$109.4	$10.6	$306.7
Net income	60.0	27.8	6.9	94.7

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.
MLLIC is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2008, 2007, or 2006.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As an insurance company, MLLIC is in the “risk” business and as a result is exposed to a variety of risks. A description of our risk management and control systems is given below on the basis of significant identified risks for us. Our largest exposures are to changes in the financial markets (e.g. interest rate, credit and equity market risks) that affect the value of the investments, liabilities from products that we sell, deferred expenses, and value of business acquired.
Results of MLLIC’s sensitivity analyses are presented to show the estimated sensitivity of net income to various scenarios. For each type of market risk, the analysis shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at the reporting date. For each sensitivity test, the impact of a reasonably possible change in a single factor (or shock) is shown. The analysis considers the interdependency between interest rates and lapse behavior for products sold where there is clear evidence of dynamic lapse behavior. Management action is taken into account to the extent that it is part of MLLIC’s regular policies and procedures. However, incidental management actions that would require a change in policies and procedures are not considered.
Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying MLLIC’s accounting policies (See Note 1 of the Financial Statements for a description of the critical accounting estimates and judgments). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of deferred policy acquisition costs or to increased impairment losses on equity investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.
The sensitivities do not reflect what the net income for the period would have been if risk variables had been different because the analysis is based on the exposures in existence at the reporting date rather than on those that actually occurred during the year. Nor are the results of the sensitivities intended to be an accurate prediction of MLLIC’s future income. The analysis does not consider all methods available to management to respond to changes in the financial environment, such as changing investment portfolio allocations or adjusting crediting rates. Furthermore, the results of the analyses cannot be extrapolated for wider variations since effects do not tend to be linear. No risk management process can clearly predict future results.
Interest Rate Risk
Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities. Changes in interest rates have an inverse relationship to the value of investments. MLLIC manages interest rate risk as part of its asset/liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by MLLIC’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration of insurance liabilities to the duration of assets supporting those liabilities.
     The table below shows the interest rates at the end of the last five years:

	2008	2007	2006	2005	2004

3-Month US Libor	1.43%	4.70%	5.36%	4.54%	2.56%
10-Year US Treasury	2.21%	4.03%	4.70%	4.39%	4.22%
The sensitivity analysis in the table below shows an estimate of the effect of a parallel shift in the yield curve on net income and equity. Increases in interest rates have a negative effect on GAAP equity and net income in the current year because it results in unrealized losses on investments that are carried at fair value. The offsetting economic gain on the insurance contracts is however, not fully reflected in the sensitivities because many of these liabilities are not measured at fair value. Over time, the short-term reduction in net income due to rising interest rates would be offset by higher net income in later years, all else being equal.

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity

2008
Shift Up of 100 Basis Points	$(11.0)	$(29.3)
Shift Down of 100 Basis Points	$(1.9)	$17.9

2007
Shift Up of 100 Basis Points	$0.6	$(17.2)
Shift Down of 100 Basis Points	$(0.6)	$19.2
The sensitivity analysis above reflects the assets and liabilities held at year-end. This does not necessarily reflect the risk exposure during the year as significant events do not necessarily occur on January 1. The selection of a 100 basis point immediate, parallel increase or decrease in interest rates is a hypothetical rate scenario used to demonstrate potential risk. While a 100 basis point immediate, parallel increase does not represent the Company’s view of future market changes, it is a near term reasonably possible hypothetical change that illustrates the potential impact of such events. While the income and equity impacts provide a presentation of interest rate sensitivity, they are based on the portfolio exposures at a point in time and may not be representative of future market results. These exposures will change as a result of ongoing portfolio transactions in response to management’s assessment of changing market conditions and available investment opportunities.
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
Equity Market Risk
Fluctuations in the equity markets have affected MLLIC’s profitability, capital position and sales of equity related products in the past and may continue to do so. Exposure to equity markets exists in both assets and liabilities. Asset exposure exists through direct equity investment, where MLLIC bears all or most of the volatility in returns and investment performance risk. Equity market exposure is also present in insurance contracts for account of policyholders where funds are invested in equities such as variable annuities and life insurance. Although most of the risk remains with the policyholder, lower investment returns can reduce the asset management fee earned by MLLIC on the asset balance in these products. In addition, some of this business has minimum guarantees.
The table that follows set forth the closing levels of certain major indices at the end of the last five years:

	2008	2007	2006	2005	2004

S&P 500	903	1,468	1,418	1,248	1,212
NASDAQ	1,577	2,652	2,415	2,205	2,175
DOW	8,776	13,265	12,463	10,718	10,783
The sensitivity analysis of net income to change in equity prices is presented in the table below. The sensitivity of net income to changes in equity markets reflects changes in the market value of MLLIC’s portfolio, changes in DAC amortization and the strengthening of the guaranteed minimum benefits, where applicable. The results of equity sensitivity tests are non-linear. The main reason for this is due to equity options sold to clients that are embedded in some of these products and the more severe scenarios could cause accelerated DAC amortization and guaranteed minimum benefits provisioning, while moderate scenarios may not.

	Estimated Approximate Effects on Net Income
Immediate Change of: (dollars in millions)	2008	2007

Equity Increase of 10%	$2.2	$4.8
Equity Increase of 20%	$4.4	$9.6

Equity Decrease of 10%	$(34.5)	$(4.4)
Equity Decrease of 20%	$(78.2)	$(10.6)
The selection of a 10% and 20% change in the equity markets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such an event. The Company’s exposure can change as a result of changes in the Company’s mix of business.
Liquidity Risk
Liquidity risk is inherent in much of MLLIC businesses. Each asset purchased and liability sold has liquidity characteristics that are unique. Some liabilities are surrenderable while some assets, such as private placements, mortgages loans and limited partnerships have low liquidity. If MLLIC requires significant amounts of cash on short notice in excess of normal cash requirements, MLLIC may have difficulty selling these investments at attractive prices, in a timely manner or both.

Underwriting Risk
The Company’s earnings depend significantly upon the extent to which actual claims experience is consistent with the assumptions used in setting the prices for products and establishing the technical liabilities and liabilities for claims. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, income would be reduced. Furthermore, if these higher claims were part of a permanent trend, MLLIC may be required to increase liabilities, which could reduce income. In addition, certain acquisition costs related to the sale of new policies and the purchase of policies already in force have been recorded as assets on the balance sheet and are being amortized into income over time. If the assumptions relating to the future profitability of these policies (such as future claims, investment income and expenses) are not realized, the amortization of these costs could be accelerated and may even require write offs due to unrecoverability. This could have a materially adverse effect on MLLIC’s business, results of operations and financial condition.
Sources of underwriting risk include policy lapses and policy claims such as mortality and expenses. In general, MLLIC is at risk if policy lapses increase as sometimes MLLIC is unable to fully recover up front expenses in selling a product despite the presence of commission recoveries or surrender charges and fees. Within variable annuity contracts with certain guarantee benefits, MLLIC is at risk if policy lapses decrease, as more contracts would remain in force until guaranteed payments are made. For mortality risk, MLLIC sells certain types of policies that are at risk if mortality increases, such as term life insurance or guaranteed minimum death benefits, and sells certain types of policies that are at risk if mortality decreases (longevity risk) such as certain annuity products. MLLIC is also at risk if expenses are higher than assumed by management.
MLLIC monitors and manages its underwriting risk by underwriting risk type. Attribution analysis is performed on earnings and reserve movements in order to understand the source of any material variation in actual results from what was expected. MLLIC’s units also perform experience studies for underwriting risk assumptions, comparing MLLIC’s experience to industry experience as well as combining MLLIC’s experience and industry experience based on the depth of the history of each source to MLLIC’s underwriting assumptions. MLLIC also has the ability to reduce expense levels over time, thus mitigating unfavorable expense variation.
Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2008. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income and equity of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effects on Net Income
Immediate Change of: (dollars in millions)	2008	2007

20% Increase in Lapse Rates	$(9.2)	$(2.6)
20% Decrease in Lapse Rates	$2.8	$2.9

10% Increase in Mortality Rates	$(21.7)	$(2.3)
10% Decrease in Mortality Rates	$14.5	$2.5
A shock in mortality rates will generally not lead to a change in the assumptions underlying the measurement of the insurance liabilities as management will recognize that the shock is temporary.
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

D&T’s audit report on MLLIC’s financial statements for the fiscal year ended December 31, 2006 did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope, or accounting principles.
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
MLLIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. MLLIC’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of MLLIC’s internal control over financial reporting as of December 31, 2008 based on the criteria related to internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, MLLIC’s management concluded that the internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of MLLIC’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the MLLIC’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit MLLIC to provide only management’s report in this annual report.
During the fiscal quarter ended December 31, 2008, there have been no changes in MLLIC’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MLLIC’s internal control over financial reporting.
Item 9B. Other Information
     No information is required to be disclosed under this item.

PART III
Information called for by Items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.
Item 14. Principal Account Fees and Services
Fees Paid to the Registrant’s Independent Auditor
As of December 28, 2007, Ernst & Young LLP (“E&Y”) is MLLIC’s independent registered public accountant. Services provided to MLLIC by E&Y were the audit of MLLIC’s Financial Statements for the 2008 and 2007 fiscal year periods. Prior to E&Y becoming the independent registered public accounting firm, Deloitte & Touche LLP (“D&T”) was the independent registered public accounting firm of record, a change that was precipitated by the acquisition of MLLIC by AUSA, effective December 28, 2007. These changes were disclosed to the SEC on Form 8-K dated January 3, 2008.
The aggregate fees for professional services by E&Y in 2008 for these accounting services were:

2008
Successor
Audit (a)	$1,200,000

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on MLLIC’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.
MLLIC’s public accountants, E&Y, did not submit any bills for services during fiscal year 2007. However, the audit fees related to the audit of the 2007 Financial Statements billed in 2008 were $1,387,500.
The aggregate fees for professional services by D&T in 2007 for these accounting services were:

2007
Predecessor
Audit (a)	$869,771

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on MLLIC’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.
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
During 2008, all services provided to MLLIC by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) Financial Statements and Exhibits
(1)	The following financial statements of the Registrant are filed as part of this report
a.	Independent Auditors’ Report dated March 25, 2009 (Ernst & Young LLP).

b.	Independent Auditors’ Report dated March 2, 2007 (Deloitte & Touche LLP).

c.	Balance Sheets at December 31, 2008 and 2007.

d.	Statements of Income for the Years Ended December 31, 2008, 2007 and 2006.

e.	Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006.

f.	Statements of Stockholder’s Equity for the Years Ended December 31, 2008, 2007 and 2006.

g.	Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.

h.	Notes to Financial Statements for the Years Ended December 31, 2008, 2007 and 2006.
(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.14	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company, is filed herewith.

23.1	Written consent of Deloitte & Touche LLP, independent registered public accounting firm, is filed herewith.
23.2	Written consent of Ernst & Young LLP, independent registered public accounting firm, is filed herewith.
24.1	Powers of Attorney for Lon K. Olejniczak, Robert R. Frederick, John T. Mallett, Ronald L. Ziegler and Eric J. Martin. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

24.2	Power of Attorney for Karen Alvarado is filed herewith.
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management is responsible for establishing and maintaining adequate internal control over financial reporting for MLLIC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.
Management assessed our internal control over financial reporting as of December 31, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

[Ernst & Young LLP]
Report of Independent Registered Public Accounting Firm
The Board of Directors
Merrill Lynch Life Insurance Company
We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company as of December 31, 2008 and 2007, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merrill Lynch Life Insurance Company at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Des Moines, Iowa
March 25, 2009

[Deloitte & Touche LLP]
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Merrill Lynch Life Insurance Company
We have audited the accompanying statements of income, comprehensive income, stockholder’s equity, and cash flows of Merrill Lynch Life Insurance Company (the “Company”) for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Merrill Lynch Life Insurance Company for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ DELOITTE & TOUCHE LLP
March 2, 2007

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
BALANCE SHEETS

	December 31,
	2008	2007
(dollars in thousands, except share data)	Successor
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2008 — $1,510,368; 2007 — $1,411,730)	$1,372,016	$1,411,730
Equity available-for-sale securities, at estimated fair value (cost: 2008 — $21,699; 2007 — $37,182)	13,506	37,182
Limited partnerships	15,260	18,785
Mortgage loans on real estate	77,062	—
Policy loans	913,882	948,625

Total investments	2,391,726	2,416,322

Cash and cash equivalents	428,904	158,633
Accrued investment income	38,816	39,626
Deferred policy acquisition costs	24,271	—
Deferred sales inducements	7,232	—
Value of business acquired	581,090	574,950
Other intangibles	—	74,930
Goodwill	2,800	156,880
Federal income taxes — current	5,400	6,641
Federal income taxes — deferred	117,043	2,031
Reinsurance receivables	14,219	5,440
Affiliated receivable — net	1,124	—
Other assets	44,062	40,741
Separate Accounts assets	7,457,096	11,232,996

Total Assets	$11,113,783	$14,709,190

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
BALANCE SHEETS — Continued

	December 31,
	2008	2007
(dollars in thousands, except share data)	Successor
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,751,265	$1,900,837
Future policy benefits	499,278	396,760
Claims and claims settlement expenses	38,883	42,405

	2,289,426	2,340,002

Other policyholder funds	2,006	4,703
Payable for collateral under securities loaned	182,451	—
Payable for investments purchased — net	2,753	1,399
Other liabilities	14,432	10,954
Separate Accounts liabilities	7,457,096	11,232,996

Total Liabilities	9,948,164	13,590,054

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,116,636
Accumulated other comprehensive loss, net of taxes	(65,178)	—
Retained deficit	(138,339)	—

Total Stockholder’s Equity	1,165,619	1,119,136

Total Liabilities and Stockholder’s Equity	$11,113,783	$14,709,190

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
(dollars in thousands)	Successor	Predecessor
Revenues
Policy charge revenue	$240,667	$267,586	$264,669
Net investment income	135,158	136,416	142,617
Net realized investment gains	27,721	2,055	1,236

Total Revenues	403,546	406,057	408,522

Benefits and Expenses
Interest credited to policyholder liabilities	91,447	93,978	101,837
Policy benefits (net of reinsurance recoveries:
2008 — $16,492; 2007 — $15,311; 2006 — $14,536)	190,578	42,286	39,158
Reinsurance premium ceded	22,789	28,292	26,919
Amortization (accretion) of deferred policy acquisition costs	(695)	22,064	42,337
Amortization of value of business acquired	37,671	—	—
Amortization of other intangibles	3,774	—	—
Impairment charges	215,462	—	—
Insurance expenses and taxes	68,778	59,846	59,248

Total Benefits and Expenses	629,804	246,466	269,499

Income (Loss) Before Taxes	(226,258)	159,591	139,023

Federal Income Tax Expense (Benefit)
Current	—	37,982	40,293
Deferred	(87,919)	11,090	3,993

Federal Income Tax Expense (Benefit)	(87,919)	49,072	44,286

Net Income (Loss)	$(138,339)	$110,519	$94,737

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
	Successor	Predecessor

Net Income (Loss)	$(138,339)	$110,519	$94,737

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(146,545)	4,072	1,403
Reclassification adjustment for (gains) losses included in net income	—	56	(524)

	(146,545)	4,128	879

Adjustments:
Policyholder liabilities	(647)	(4,795)	1,377
Deferred policy acquisition costs	1,481	—	—
Value of business acquired	45,438	—	—
Deferred federal income taxes	35,095	233	(790)

	81,367	(4,562)	587

Total other comprehensive income (loss), net of taxes	(65,178)	(434)	1,466

Comprehensive Income (Loss)	$(203,517)	$110,085	$96,203

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF STOCKHOLDER’S EQUITY

			Accumulated
		Additional	Other	Retained	Total
	Common	Paid-in	Comprehensive	Earnings	Stockholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	(Deficit)	Equity

Balance, January 1, 2006 (Predecessor)	$2,500	$397,324	$(11,699)	$364,708	$752,833
Net income				94,737	94,737
Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(180,000)	(180,000)
Other comprehensive income, net of taxes			1,466		1,466

Balance, January 1, 2007 (Predecessor)	2,500	397,324	(10,233)	279,445	669,036
Net income				110,519	110,519
Cash dividend paid to Merrill Lynch Insurance Group, Inc.				(193,731)	(193,731)
Other comprehensive loss, net of taxes			(434)		(434)

Balance, at date of acquisition, (Predecessor)	2,500	397,324	(10,667)	196,233	585,390
Effect of push down accounting of AEGON USA, LLC.’s purchase price on Merrill Lynch Life Insurance Company’s net assets acquired		719,312	10,667	(196,233)	533,746

Balance, December 31, 2007 (Successor)	2,500	1,116,636	—	—	1,119,136
Net loss				(138,339)	(138,339)
Capital contribution from AEGON USA, LLC		250,000			250,000
Other comprehensive loss, net of taxes			(65,178)		(65,178)

Balance, December 31, 2008 (Successor)	$2,500	$1,366,636	$(65,178)	$(138,339)	$1,165,619

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2008	2007	2006
	Successor	Predecessor
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(138,339)	$110,519	$94,737
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(22,790)	(9,142)	10,541
Deferred sales inducements	(7,232)	(12,000)	(12,308)
Unearned policy charge revenue	—	2,232	(10,059)
Value of business acquired	37,670	—	—
Other intangibles	3,774	—	—
Benefit reserves	132,629	(4,034)	(2,218)
Federal income tax accruals	(87,203)	11,090	3,993
Claims and claims settlement expenses	(3,522)	(21)	11,279
Other policyholder funds	(2,697)	(2,270)	5,025
Other operating assets and liabilities, net	(1,979)	(16,349)	32,298
Amortization (accretion) of investments	(2,228)	3,008	7,350
Limited partnership asset distributions	(858)	(610)	—
Impairment charges	215,462	—	—
Interest credited to policyholder liabilities	91,447	93,978	101,837
Net realized investment gains	(27,721)	(2,055)	(1,236)

Net cash and cash equivalents provided by operating activities	186,413	174,346	241,239

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	598,127	262,046	390,637
Maturities of available-for-sale securities and mortgage loans	295,409	295,271	160,863
Purchases of available-for-sale securities and mortgage loans	(1,066,743)	(376,215)	(236,551)
Sales of limited partnerships	1,148	860	1,028
Purchases of limited partnerships	—	—	(250)
Increase in payable for collateral under securities loaned	182,451	—	—
Policy loans on insurance contracts, net	34,743	20,249	23,269
Net settlement on futures contracts	37,803	—	—
Other	3,235	—	—

Net cash and cash equivalents provided by investing activities	86,173	202,211	338,996

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2008	2007	2006
(dollars in thousands)	Successor	Predecessor
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution from AEGON USA, LLC.	250,000	—	—
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	—	(193,731)	(180,000)
Policyholder deposits	389,370	632,846	685,069
Policyholder withdrawals	(641,685)	(887,625)	(911,037)

Net cash and cash equivalents used in financing activities	(2,315)	(448,510)	(405,968)

Net increase (decrease) in cash and cash equivalents (1)	270,271	(71,953)	174,267
Cash and cash equivalents, beginning of year	158,633	230,586	56,319

Cash and cash equivalents, end of year	$428,904	$158,633	$230,586

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2008 — $1,137; 2007 — $0; 2006 — $0); interest paid (2008 — $196; 2007 — $501; 2006 — 494); Federal income taxes paid (2008 — $5,400; 2007 — $60,918; 2006 — $41,570); and Federal income taxes received (2008 - $6,115; 2007 — $0; 2006 — $0)
See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC.)
NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Description of Business
Merrill Lynch Life Insurance Company (“MLLIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC. (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over 20 countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.
On December 28, 2007 (the “acquisition date”), MLLIC and its affiliate, ML Life Insurance Company of New York (“MLLICNY”) were acquired by AUSA for $1.12 billion and $0.13 billion, respectively, for a total price for both entities of $1.25 billion. Prior to the acquisition date, MLLIC was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which is an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”). See Note 2 for additional information on the adjustments to the initial purchase price allocation related to this transaction.
The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. The Company markets its products solely through the retail network of Merrill Lynch, Pierce, Fenner & Smith, Incorporated (“MLPF&S”).
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
On December 28, 2007, AUSA completed the acquisition of MLLIC and its affiliate MLLICNY. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangibles, the acquisition was accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of the Company to be identified and measured at their estimated fair values as of the Acquisition date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the acquisition date becomes available. See Note 2 for additional information on the adjustments to the initial purchase price allocation.
In addition, as required by the U.S. Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 54, Push Down Basis of Accounting in Financial Statements of a Subsidiary, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, all 2008 amounts as well as Balance Sheet amounts for 2007 are representative of the successor basis of accounting while the Statements of Income, Stockholder’s Equity, Comprehensive Income, and Cash Flows amounts for 2007 and 2006 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled “Predecessor” and “Successor”, respectively.
Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. These reclassifications have no effect on net income or stockholder’s equity of the prior years.
Accounting Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, goodwill, value of business acquired, other intangibles, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.
Investments
Fixed maturity and equity securities

The Company’s investments in fixed maturity and equity securities are classified as either available-for-sale or trading and are reported at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes. These changes in estimated fair value are not reflected in the Statements of Income until a sale transaction occurs or when declines in fair value are deemed other-than-temporary. Unrealized gains and losses on trading account securities are included in net realized investment gains. During the first quarter 2006, the Company liquidated its trading portfolio.
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the amortized cost is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, information obtained from external sources (i.e. company announcements, rating agency announcements, or news wire services) and the Company’s ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential other-than-temporary impairment include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Investment transactions are recorded on the trade date. Subsequent to December 28, 2007, realized gains and losses on the sale or maturity of investments are determined on the first-in, first-out (“FIFO”) basis. Prior to December 28, 2007, realized gains and losses on the sale or maturity of investments were determined on the basis of specific identification.
Certain fixed maturity and equity securities are considered below investment grade. The Company defines below investment grade securities as unsecured debt obligations that have a Standard and Poor’s (“S&P”) or similar rating agency rating lower than BBB-.
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
Limited partnerships
The Company has investments in three limited partnerships that are not publicly traded. One of the partnerships is carried at fair market value which is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining two partnerships are carried at cost.

Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans ninety days past due.
Policy loans
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
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures contracts occur daily.
Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less. Cash and cash equivalents are primarily valued at amortized cost, which approximates fair value.
Securities Lending
Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity available-for-sales securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued.
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
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Additionally, the Company may modify the rate of net Separate Accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which Separate Accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
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
At December 31, 2008, variable annuities accounted for the Company’s entire DAC asset. At December 31, 2007, the DAC balance was zero as a result of push down accounting at the acquisition date. See Note 6 to the Financial Statements for further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2008, variable annuities accounted for the Company’s entire DSI asset. At December 31, 2007, the DSI balance was zero as a result of push down accounting at the acquisition date. See Note 6 to the Financial Statements for further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, separate account performance, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. See Note 5 to the Financial Statements for further discussion.
Other Intangibles
Other intangible assets acquired at the acquisition date are a distribution agreement, a tradename and a non-compete agreement. The tradename and the non-compete are required to be amortized on a straight-line basis over their useful life of five years. The distribution intangible is amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which is 30 years. The entire asset amount has been allocated to annuities. The carrying values of the intangibles is reviewed periodically for indicators of impairment in value including unexpected or adverse changes in the following: (1) the economic or competitive environments in which the Company operates, (2) the profitability analyses, (3) cash flow analyses, and (4) the fair value of the relevant business operation. See Note 5 to the Financial Statements for further discussion.

Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. See Note 5 to the Financial Statements for further discussion.
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
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Income. Mortality, guaranteed benefit fees, policy administration, maintenance, and withdrawal charges associated with Separate Accounts products are included in policy charge revenue in the Statements of Income.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of the policyholder as of the Balance Sheet dates. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Interest-crediting rates for the Company’s fixed rate products are as follows:

2008
Interest-sensitive life products	4.00% — 4.85%
Interest-sensitive deferred annuities	0.05% — 6.80%
These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.
Future Policy Benefits
The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Liabilities for guaranteed benefits for variable annuity and life insurance contracts are discussed in more detail in Note 7 of the Financial Statements. Interest rates used in establishing such liabilities are as follows:

2008
Interest rates used for liabilities	2.55% — 5.75%
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
Unearned Policy Charge Revenue (“UPCR”)
Certain variable life insurance products contain policy charges that are assessed at policy issuance. These policy charges are deferred and accreted into policy charge revenue based on the estimated future gross profits for each group of contracts, consistent with the amortization of DAC. The impact of any revisions on cumulative accretion is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. The Company records a liability equal to the unaccreted balance of these policy charges on the Balance Sheets. The accretion of the UPCR is recorded as a component of policy charge revenue in the Statements of Income. As of December 31, 2007, the UPCR balance was zero as a result of push down accounting at the acquisition date.
Federal Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net income (loss) in the year during which such changes are enacted.
For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by AUSA in connection with the purchase of the Company. As a result of this election, the income tax bases in the acquired assets and liabilities were adjusted as of the acquisition date resulting in a change to the related deferred income taxes.
Subsequent to acquisition, the Company will file a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. The results of operations of the Company through December 28, 2007 were included in the consolidated federal income tax return of ML&Co. The Company had entered into a tax-sharing agreement with ML&Co. whereby the Company calculated its current tax provision based on its operations and periodically remitted its current federal income tax liability to ML&Co. The tax-sharing agreement with ML&Co. was terminated on December 28, 2007. The Company has not entered into a new tax sharing agreement.
The Company is subject to taxes on premiums and is exempt from state income taxes in most states.
Recent Accounting Pronouncements
Current Adoption of Recent Accounting Pronouncements
In January 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 (“FSP EITF 99-20-1”). The FSP amends the impairment and related interest income measurement guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred for debt securities classified as available-for-sale or held-to-maturity. The FSP permits the use of reasonable management judgment about the probability that the company will be able to collect all amounts due while previously EITF 99-20 required the use of market participant assumptions which could not be overcome by management judgment. The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company adopted FSP EITF 99-20-1 on December 31, 2008 and it had no material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The FSP clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The key considerations illustrated in the FSP No. FAS 157-3 example include the use of an entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates, appropriate risk adjustments for nonperformance and liquidity risks, and the reliance that an entity should place on quotes that do not reflect the result of market transactions. The FSP became effective upon issuance. The FSP adoption did not have a material impact on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 became effective on November 15, 2008. The adoption of this Statement did not have a material impact on the Company’s financial statements.
In September 2008, the FASB issued FSP No. FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161. The FSP amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments. The FSP amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, to require additional disclosure about the current status of the payment/performance risk of a guarantee. The provisions of the FSP that amended SFAS No. 133 and Interpretation No. 45 are effective for reporting periods (annual or interim) ending after November 15, 2008. The Company adopted FSP No. FAS 133-1 and FIN 45-4 on December 31, 2008. The adoption did not have a material impact on the Company’s financial statements.
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
Future Adoption of Recent Accounting Pronouncements
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement. This statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. Noncontrolling interest refers to the minority interest portion of the equity of a subsidiary that is not attributable directly or indirectly to a parent. SFAS No. 160 establishes accounting and reporting standards that require for-profit entities that prepare consolidated financial statements to: (a) present noncontrolling interests as a component of equity, separate from the parent’s equity, (b) separately present the amount of consolidated net income attributable to noncontrolling interests in the income statement, (c) consistently account for changes in a parent’s ownership interests in a subsidiary in which the parent entity has a controlling financial interest as equity transactions, (d) require an entity to measure at fair value its remaining interest in a subsidiary that is deconsolidated, and (e) require an entity to provide sufficient disclosures that identify and clearly distinguish between interests of the parent and interests of noncontrolling owners. SFAS No. 160 applies to all for-profit entities that prepare consolidated financial statements, and affects those for-profit entities that have outstanding noncontrolling interests in one or more subsidiaries or that deconsolidate a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 with earlier adoption prohibited. The Company expects to adopt SFAS No. 160 on January 1, 2009 and does not expect the adoption to have a material impact on the results of operation or financial position.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”). This statement replaces SFAS No. 141, Business Combinations and establishes the principles and requirements for how the acquirer in a business combination: (a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, (b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and (c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. SFAS No. 141(R) is effective for and shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with earlier adoption prohibited. Assets and liabilities that arose from business combinations with acquisition dates prior to the SFAS No. 141(R) effective date shall not be adjusted upon adoption of SFAS No. 141(R) with certain exceptions for acquired deferred tax assets and acquired income tax positions. The Company expects to adopt SFAS No. 141(R) and will apply its requirements to acquisitions occurring on or after January 1, 2009, and does not expect the adoption to have a material impact on the results of operation or financial position.
Note 2. Adjustments to Initial Purchase Price Allocation
On December 28, 2007, the Company and its affiliate, MLLICNY, were acquired by AUSA for $1.12 billion and $0.13 billion, respectively, for a total price for both entities of $1.25 billion. The allocation of the purchase price to the entities was based on their relative value. Since the actual results between the period December 28, 2007 and December 31, 2007 were not material, the Company utilized December 31, 2007 as the acquisition date.
In addition, on December 28, 2007, ML&Co. and AUSA entered into a transition services agreement whereby ML&Co. is to provide certain outsourced third-party services required for the normal operations of the business and other services necessary for the migration to AUSA’s infrastructure. These services may be provided for a period of up to two years.
The purchase price was initially allocated to the assets acquired and liabilities assumed using management’s best estimate of their fair value as of the acquisition date. The Company made refinements during 2008 to the initial estimated fair values as additional information became available.

The following adjustments as of December 31, 2008 were made to the initial purchase price allocation:

	Purchase Price Allocation
	December 31,		December 31,
	2007	Adjustments	2008 (a)
Value of business acquired, gross	$574,950	$(6,759)	$568,191
Goodwill	156,880	(14,779)	142,101
Other intangibles	74,930	5,005	79,935
Federal income taxes — current	6,641	(525)	6,116
Federal income taxes — deferred	2,031	(2,031)	—
Reinsurance receivables	5,440	3,056	8,496
Other assets	40,741	(1,490)	39,251

Policyholder account balances	1,900,837	3,556	1,904,393
Future policy benefits	396,760	(23,014)	373,746
Federal income taxes — deferred	—	5,971	5,971
Other liabilities	10,954	(4,036)	6,918

(a)	This reflects the December 31, 2008 balance before adjustments for unrealized gains (losses) on investments, amortization and/or impairments.
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
The value of the trade name and the non-compete agreement reflects the estimated fair value of the trade name and the non-compete agreement at the acquisition date and will be amortized over the five year contractual agreement on a straight-line basis.
If actual experience under the distribution agreement, the trade name and the non-compete agreements differ from expectations, the amortization of these intangibles will be adjusted to reflect actual experience.
For purposes of calculating the VOBA and other intangible assets relating to the acquisition, management considered the Company’s weighted average cost of capital, as well as the weighted average cost of capital required by market participants. A discount rate of 9% and 11% were used for VOBA for the life and annuity segments, respectively. A discount rate of 12% was used to value the distribution agreement, the trade name and the non-compete agreement intangible assets. See Note 5 to the Financial Statements for further discussion on VOBA, Other Intangibles and Goodwill.
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
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

	2008
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$247,254	$1,012,562	$112,200	$1,372,016
Equity securities (a)	—	13,506	—	13,506
Cash and cash equivalents (b)	—	441,943	—	441,943
Limited partnerships (c)	—	—	9,895	9,895
Separate Accounts assets (d)	7,457,096	—	—	7,457,096

Total assets	$7,704,350	$1,468,011	$122,095	$9,294,456

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$35,323	$35,323

Total liabilities	$—	$—	$35,323	$35,323

(a)	For publicly traded securities (Level 1), fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and corroborated broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the date of the Balance Sheet. Level 3 consists of two types of securities: a) securities whose fair value is estimated based on non-binding broker quotes and b) immaterial mortgage backed securities without a readily ascertainable market value whose amortized cost equals fair value.

(b)	Cash and cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining two limited partnerships are carried at cost and are not included in the abovementioned table.

(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(e)	The Company records liabilities, which can be either positive or negative, for contracts containing guaranteed minimum withdrawal benefits (“GMWB”) and reinsurance on guaranteed minimum income benefit (“GMIB reinsurance”) riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB and GMIB reinsurance provisions are treated as an embedded derivative and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.

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
The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2008:

	Limited Partnerships	Fixed Maturity

Balance at December 31, 2007	$13,420	$18,775

Total unrealized loss (a)	—	(26,004)
Purchases (sales) — net	(1,148)	38,289
Transfers into Level 3 — net	—	80,729
Changes in valuation (b)	(3,235)	603
Net realized investment gains (losses) (c)	858	(192)

Balance at December 31, 2008 (d)	$9,895	$112,200

(a)	Recorded as a component of other comprehensive income (loss).

(b)	Recorded as a component of net investment income in the Statements of Income.

(c)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

(d)	Recorded as a component of limited partnerships and fixed maturity available-for-sale securities in the Balance Sheets.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. During the year, the transfers to Level 3 principally related to several CMO Agency securities which were valued based on broker quotes that could not be corroborated.
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2008:

		GMIB
	GMWB	Reinsurance

Balance at December 31, 2007	$13,865	$744

Purchase price adjustment	(2,243)	(12,884)
Changes in valuation (a)	102,835	(66,994)

Balance at December 31, 2008 (b)	$114,457	$(79,134)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.

Note 4. Investments
Fixed Maturity and Equity Securities
The amortized cost and estimated fair value of investments in fixed maturity securities and equity securities at December 31 were:

	2008
	Successor
				Estimated
	Amortized	Gross Unrealized		Fair
	Cost	Gains	Losses	Value
Fixed maturity securities:
Corporate securities	$805,324	$4,559	$(76,742)	$733,141
Mortgage-backed securities and other asset backed securities	457,263	3,296	(86,606)	373,953
U.S. Government and agencies	229,878	17,387	(11)	247,254
Foreign governments	16,268	213	(358)	16,123
Municipals	1,635	4	(94)	1,545

Total fixed maturity securities	$1,510,368	$25,459	$(163,811)	$1,372,016

Equity securities — preferred stocks	$21,699	$—	$(8,193)	$13,506

2007
Successor
Estimated
Fair
Value (a)
Fixed maturity securities:
Corporate securities	$1,080,552
Mortgage-backed securities and other asset backed securities	208,582
U.S. Government and agencies	102,097
Foreign governments	18,790
Municipals	1,709

Total fixed maturity securities	$1,411,730

Equity securities — preferred stocks	$37,182

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity securities by investment grade at December 31 were:

	2008		2007
	Successor
		Estimated	Estimated
	Amortized	Fair	Fair
	Cost	Value	Value (a)
Investment grade	$1,432,232	$1,316,909	$1,399,289
Below investment grade	78,136	55,107	12,441

Total fixed maturity securities	$1,510,368	$1,372,016	$1,411,730

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
At December 31, 2008 and 2007, the estimated fair value of fixed maturity securities rated BBB- were $39,860 and $61,063, respectively, which is the lowest investment grade rating given by S&P.
The amortized cost and estimated fair value of fixed maturity securities at December 31 by expected maturity were:

	2008		2007
	Successor
		Estimated	Estimated
	Amortized	Fair	Fair
	Cost	Value	Value (a)
Fixed maturity securities:
Due in one year or less	$129,284	$128,424	$342,031
Due after one year through five years	450,331	432,032	538,779
Due after five years through ten years	285,150	265,360	215,646
Due after ten years	188,340	172,247	106,692

	1,053,105	998,063	1,203,148
Mortgage-backed securities and other asset backed securities	457,263	373,953	208,582

Total fixed maturity securities	$1,510,368	$1,372,016	$1,411,730

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
The Company had investment securities with an estimated fair value of $24,910 and $23,136 that were deposited with insurance regulatory authorities at December 31, 2008 and 2007, respectively.
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	2008 (a)
	Successor
			Continuous
	Estimated		Gross
	Fair	Amortized	Unrealized
	Value	Cost	Losses
Less than or equal to 90 days:
Fixed maturities
Corporate securities	$142,809	$154,722	$(11,913)
Mortgage-backed securities and other asset backed securities	86,706	108,525	(21,819)
U.S. Government and agencies	55,105	55,116	(11)
Equities	2,702	3,716	(1,014)

	287,322	322,079	(34,757)

Greater than 90 days but less than or equal to 180 days:
Fixed maturities
Corporate securities	90,382	107,681	(17,299)
Mortgage-backed securities and other asset backed securities	96,227	123,271	(27,044)
Foreign governments	4,182	4,540	(358)
Equities	3,248	4,834	(1,586)

	194,039	240,326	(46,287)

Greater than 180 days but less than or equal to 270 days:
Fixed maturities
Corporate securities	241,028	268,972	(27,944)
Mortgage-backed securities and other asset backed securities	37,641	56,984	(19,343)

	278,669	325,956	(47,287)

Greater than 270 days but less than or equal to one year:
Fixed maturities
Corporate securities	56,022	75,608	(19,586)
Mortgage-backed securities and other asset backed securities	27,281	45,681	(18,400)
Municipals	838	932	(94)
Equities	7,556	13,149	(5,593)

	91,697	135,370	(43,673)

Total	$851,727	$1,023,731	$(172,004)

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
The total number of securities in an unrealized loss position was 330 at December 31, 2008.

The estimated fair value, gross unrealized losses and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% were as follows:

	2008 (a)
	Successor
	Estimated	Gross
	Fair	Unrealized	Number of
	Value	Losses	Securities
Decline > 20%
Less than or equal to 90 days	$51,245	$(25,145)	20
Greater than 90 days but less than or equal to 180 days	39,965	(30,238)	23
Greater than 180 days but less than or equal to 270 days	43,697	(28,498)	16
Greater than 270 days but less than or equal to one year	45,479	(34,743)	19

Total	$180,386	$(118,624)	78

Decline > 40%
Less than or equal to 90 days	$12,845	$(13,065)	6
Greater than 90 days but less than or equal to 180 days	17,079	(22,307)	13
Greater than 180 days but less than or equal to 270 days	13,497	(14,849)	6
Greater than 270 days but less than or equal to one year	22,185	(23,925)	10

Total	$65,606	$(74,146)	35

(a)	In accordance with push down accounting, amortized cost was equal to estimated fair value at December 31, 2007.
Unrealized losses incurred during 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
The components of net unrealized loss included in accumulated other comprehensive loss, net of taxes were as follows:

December 31,
2008 (a)
Assets
Fixed maturity securities	$(138,352)
Equity securities	(8,193)
Deferred policy acquisitions costs	1,481
Value of business acquired	45,438

(99,626)

Liabilities
Policyholder account balances	(647)
Federal income taxes — deferred	35,095

34,448

Stockholder’s equity
Accumulated other comprehensive loss, net of taxes (a)	$(65,178)

(a)	At December 31, 2007 accumulated other comprehensive loss, net of taxes, was zero as a result of push down accounting at the acquisition date.
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

Mortgage Loans on Real Estate
Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for 2008 and 2007.
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2008 was $70,771. There were no mortgages loans on real estate at December 31, 2007.
Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated value. The valuation allowance as of December 31, 2008 was $49. There was no valuation allowance at December 31, 2007.
The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in California, New Hampshire, Pennsylvania, Virginia, and Ohio, which account for approximately 75% of mortgage loans as of December 31, 2008.
Securities Lending
The Company loans securities under securities lending agreements. The amortized cost and estimated fair value of securities out on loan for the period ended December 31, 2008 were $166,427 and $173,991, respectively. There were no securities lent in 2007.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P’s 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Income Statement with the change in reserves. As of December 31, 2008, the Company had 990 outstanding short futures contracts with a notional value of $222,775. There were no futures contracts as of December 31, 2007.
Net Investment Income
Net investment income (loss) by source for the years ended December 31 was as follows:

	2008	2007	2006
	Successor	Predecessor
Fixed maturity securities	$81,569	$72,597	$84,176
Policy loans on insurance contracts	48,742	49,497	50,755
Cash and cash equivalents	7,848	9,976	6,030
Equity securities	2,038	3,593	4,739
Limited partnerships	(2,376)	3,223	15
Mortgages	2,424	—	—
Other	1,103	113	(149)

Gross investment income	141,348	138,999	145,566
Less investment expenses	(6,190)	(2,583)	(2,949)

Net investment income	$135,158	$136,416	$142,617

Realized Investment Gains (Losses)
Proceeds and gross realized investment gains and losses from the sale of available-for-sale securities for the years ended December 31 were as follows:

	2008	2007	2006
	Successor	Predecessor
Proceeds	$598,127	$262,046	$390,637
Gross realized investment gains	4,853	4,119	4,533
Gross realized investment losses	20,018	2,064	4,009

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $590,913, $152,277 and $201,738 for the years ended December 31, 2008, 2007 and 2006, respectively.
During 2008, 2007 and 2006 the Company incurred realized investment gains (losses) in order to further diversify and match the duration of its invested assets to corresponding policyholder liabilities.
Net realized investment gains (losses) for the years ended December 31 were as follows:

	2008	2007	2006
	Successor	Predecessor
Fixed maturity securities	$(14,751)	$1,727	$447
Equity securities	(414)	328	77
Mortgages	(49)	—	—
Derivatives	37,803	—	—
Trading account securities	—	—	712
Associated amortization of VOBA	5,132	—	—

Net realized investment gains	$27,721	$2,055	$1,236

The Company maintained a trading portfolio comprised of convertible debt and equity securities that was liquidated in the first quarter 2006.
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, the amortized cost is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For 2008, the Company recorded a $14,208 realized investment loss on securities deemed to have incurred other-than-temporary declines in fair value. For 2008 there was associated amortization of value of business acquired on the other-than-temporary declines in fair value of $5,879. There were no realized investment losses on securities deemed to have incurred other-than-temporary declines in fair value for the years ended December 31, 2007 and 2006.
Note 5. VOBA, Other Intangibles and Goodwill
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
The change in the carrying amount of VOBA for 2008 was as follows:

VOBA	2008
Purchase price adjustment	$(6,759)
Accretion (amortization) expense	30,778
Unlocking	(68,449)
Amortization related to realized losses on investments and derivatives	5,132
Adjustment related to unrealized losses on investments	45,438

Change in VOBA carrying amount	$6,140

During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking. In addition, the unlocking includes an impairment charge of $27, 973 as estimated future gross profits were less than the unamortized balance.

The estimated future amortization of VOBA from 2009 to 2013 is as follows:

2009	$30,123
2010	$33,501
2011	$36,099
2012	$38,503
2013	$40,682
Other intangibles include the estimated fair values of the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. The Company reviews other intangible assets when certain events or circumstances exist, while goodwill is reviewed for impairment on an annual basis and on an interim basis when certain events or circumstances exist. A review was performed at September 30, 2008 and there was no indication of impairment for goodwill or other intangibles. However during the 4th quarter the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on MLLIC. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance ($76,161) and the entire goodwill balance except for the amount related to MLLIC’s state licenses ($139,301) at December 31, 2008.
Note 6. DAC, DSI and UPCR
At acquisition, DAC, DSI and UPCR were zero as a result of push down accounting. The carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2007 (Predecessor)	$285,648	$20,606

Capitalization	31,206	14,294
Normal amortization	(48,575)	(2,355)
Unlocking	26,511	61
Push down accounting adjustment	(294,790)	(32,606)

Balance, December 31, 2007 (Successor)	—	—

Capitalization	22,095	6,975
Normal amortization	8,038	2,444
Unlocking	(7,343)	(2,187)
Adjustment related to unrealized loss on investments	1,481	—

Balance, December 31, 2008 (Successor)	$24,271	$7,232

During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking. Unlocking during 2007 was impacted by fluctuations in actual Separate Accounts returns as compared to assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.
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

As of December 31, 2007, the UPCR balance was zero as a result of push down accounting at the acquisition date. The components of accretion (amortization) of UPCR for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006
UPCR	Predecessor
Normal accretion	$2,874	$8,825
Unlocking	(4,815)	1,532

Total accretion (amortization) of UPCR	$(1,941)	$10,357

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
Note 7. Variable Contracts Containing Guaranteed Benefits
Variable Annuity Contracts Containing Guaranteed Benefits
The Company issues variable annuity contracts in which the Company may contractually guarantee to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company include a guaranteed minimum income benefit (“GMIB”) and a guaranteed minimum withdrawal benefit (“GMWB”). Information regarding the general characteristics of each guaranteed benefit type is provided below:
•	In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

•	In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.

•	Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal. The Company began offering the GMWB benefit provision in the first quarter 2006.

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

2008	GMDB	GMIB	GMWB
Net amount at risk (a)	$2,631,834	$766,391	$274,296

Average attained age of contract owners	68	61	70

Weighted average period remaining until expected annuitization	n/a	6.0 yrs	n/a

2007
Net amount at risk (a)	$612,749	$14,149	$1,866

Average attained age of contract owners	68	60	71

Weighted average period remaining until expected annuitization	n/a	6.8 yrs	n/a

(a)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the present value of the minimum guaranteed withdrawals available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date.
The Company records liabilities for contracts containing GMDB and GMIB provisions as a component of future policy benefits in the Balance Sheets. Changes in these guaranteed benefit liabilities are included as a component of policy benefits in the Statement of Income. The GMDB and GMIB liabilities are calculated in accordance with SOP 03-1 and are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and surrender assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.
The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2007 (Predecessor)	$100,301	$705

Guaranteed benefits incurred	24,699	478
Guaranteed benefits paid	(16,902)	—
Unlocking	(22,390)	393
Push down accounting adjustment	(11,067)	(1,576)

Balance, December 31, 2007 (Successor)	74,641	—

Purchase price adjustment	(7,887)	—
Guaranteed benefits incurred	22,420	7,939
Guaranteed benefits paid	(28,447)	—
Unlocking	85,162	10,596

Balance, December 31, 2008 (Successor)	$145,889	$18,535

Significant market declines in 2008 as compared to the 2007 caused unfavorable unlocking as a result of increasing estimates of future benefit amounts in the GMDB liabilities. During 2007, the Company updated its market return assumptions resulting in favorable unlocking for GMDB liabilities. Unlocking during 2007 was impacted by fluctuations in actual Separate Accounts returns as compared to assumptions. The impact of unlocking was mitigated to a certain extent by the application of the mean reversion technique.

The unlocking for GMIB during 2008 reflects the decrease in gross revenues and the resulting increase in expected future claims due to current market losses.
At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

				Money
	Equity	Bond	Balanced	Market	Other	Total
2008 (Successor)
GMDB Only	$1,712,586	$764,563	$532,448	$223,531	$3,388	$3,236,516
GMDB and GMIB	880,425	348,784	338,704	77,037	9,316	1,654,266
GMDB and GMWB	260,347	73,349	154,400	4,362	6,455	498,913
GMWB only	104,486	29,037	62,796	2,796	2,416	201,531
GMIB only	64,495	13,808	33,159	1,667	1,520	114,649
No guaranteed benefit	14,678	4,664	12,583	2,504	366	34,795

Total	$3,037,017	$1,234,205	$1,134,090	$311,897	$23,461	$5,740,670

2007 (Successor)
GMDB Only	$3,404,287	$984,755	$717,798	$215,326	$8,142	$5,330,308
GMDB and GMIB	1,624,427	383,453	403,003	44,436	21,175	2,476,494
GMDB and GMWB	327,786	72,025	90,578	8,759	8,866	508,014
GMWB only	129,217	28,392	37,188	989	3,552	199,338
GMIB only	99,073	14,326	24,623	2,055	3,146	143,223
No guaranteed benefit	25,430	6,151	9,754	1,479	937	43,751

Total	$5,610,220	$1,489,102	$1,282,944	$273,044	$45,818	$8,701,128

Variable Life Contracts Containing Guaranteed Benefits
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.
The Company recorded liabilities for contracts containing GMDB provisions as a component of future policy benefits. Changes in the GMDB liabilities were included as a component of policy benefits in the Statements of Income. The variable life GMDB liability was set as a percentage of asset-based fees and cost of insurance charges deducted from contracts that include a GMDB provision. The percentage was established based on the Company’s estimate of the likelihood of future GMDB claims.
As of December 31, 2007, the variable life GMDB balance was zero as a result of push down accounting at the acquisition date. The change in the variable life GMDB liabilities for the year ended December 31, 2007 was as follows:

GMDB Life
Balance, January 1, 2007 (Predecessor)	$2,286
Guaranteed benefits incurred	155
Push down accounting adjustment	(2,441)

Balance, December 31, 2007 (Successor)	$—

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2008	2007
	Successor
Balanced	$537,761	$999,501
Equity	757,526	966,850
Bond	128,794	313,625
Money Market	292,345	251,892

Total	$1,716,426	$2,531,868

Note 8. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	2008	2007	2006
	Successor	Predecessor
Provisions for income taxes computed at Federal statutory rate (35%)	$(79,190)	$55,857	$48,658
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(7,420)	(4,783)	(3,657)
Foreign tax credit	(884)	(2,002)	(715)
Tax goodwill amortization	(431)	—	—
Other	6	—	—

Federal income tax provision	$(87,919)	$49,072	$44,286

Effective tax rate	39%	31%	32%
The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The sources of these differences and the tax effect of each were as follows:

	2008	2007	2006
	Successor	Predecessor
DAC	$114,706	$5,141	$(288)
Policyholder account balances	(24,325)	3,149	(6,168)
Liability for guaranty fund assessments	679	100	275
Other	1,939	97	(387)
Investment adjustments	49,527	19	557
Net operating and capital loss carryforward	110,255	—	—
VOBA	(203,294)	—	—
Intangible assets	67,556	—	—
Deferred sales inducements	—	4,200	4,308
UPCR	—	(781)	3,521
Reinsurance adjustment	—	(835)	2,175

Total	$117,043	$11,090	$3,993

Deferred tax assets and liabilities at December 31 were as follows:

	2008	2007 (a)
	Successor
Deferred tax assets:
DAC	$125,732	$137,200
Tax VOBA	88	10,358
Liability for guaranty fund assessments	679	2,031
Investment adjustments	49,527	—
Net operating and capital loss carryforward	110,255	—
Intangible assets	67,556	—
Other	1,939	—
Policyholder account balances	—	56,549

Total deferred tax assets	355,776	206,138

Deferred tax liabilities:
Book VOBA	203,382	204,107
DAC	11,026	—
Policyholder account balances	24,325	—

Total deferred tax liabilities	238,733	204,107

Total deferred tax asset	$117,043	$2,031

(a)	At December 28, 2007, all deferred tax assets and liabilities associated with the predecessor were adjusted to zero due to the Section 338 tax election made by AUSA. The Section 338 election caused the predecessor to treat the acquisition as a sale of its assets for federal tax purposes which reversed all of the predecessor’s temporary differences.
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
At December 31, 2008, the Company has a net operating loss carryforward for federal income tax purposes of $110,104 with a carryforward period of 15 years. The Company also has a capital loss carryforward for federal income tax purposes of $151 with a carryforward period of 5 years.
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN No. 48”), on January 1, 2007. The Company has analyzed all material tax positions under the provisions of FIN No. 48, and has determined that there are no tax benefits that should not be recognized as of December 31, 2008 or as of December 31, 2007. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material interest and penalties in its financial statements for the year ended December 31, 2008 and December 31, 2007.
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

Note 9. Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily excess coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. Effective second quarter of 2008, the Company began to recapture the majority of its life reinsurance.
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. As of December 31, 2008, the Company held collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $605 that can be drawn upon for delinquent reinsurance recoverables.
At December 31, 2008 the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$7,958,811	$1,846,950	$716	$6,112,577	0.01%
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold through the ML&Co. distribution system from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2008, 49% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. As of December 31, 2007, 52% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 10. Related Party Transactions
As of December 31, 2008, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2008, the Company incurred $5,221 in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to intercompany short-term note receivables with the parent at various times during the year. During 2008, the Company accrued and/or received $1,669 of interest, which was included in net investment income.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s real property assets and mortgage loans under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2008, the Company incurred $70 in expenses under this agreement. In addition, mortgage loan origination fees of $25 at December 31, 2008 were capitalized and included on the Balance Sheets under mortgage loans on real estate. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2008, the Company incurred $2,029 in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During 2008, the Company incurred $6,498 in expenses under this agreement.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During 2008, the Company incurred $29,734 in expenses under this agreement.

Transamerica Asset Management, Inc acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under an administrative services agreement. During 2008, the Company received $25 under this agreement.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2008, the Company received $8 under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2008, the Company incurred $257 in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturities available-for-sale securities and mortgage loans on real estate in the Balance Sheet. During 2008, the Company purchased $204,892 of fixed maturities securities. During 2008, the Company purchased $68,794 of mortgage loans. During 2008, the Company sold $34,959 of fixed maturities securities to an affiliated company.
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
Prior to December 28, 2007, the Company had the following affiliated agreements in effect:
The Company and MLIG were parties to a service agreement whereby MLIG agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $27,017 and $29,692 for 2007 and 2006, respectively. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which were included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximates the daily federal funds rate. Total intercompany interest incurred was $501 and $494 for 2007 and 2006, respectively. Intercompany interest was included in net investment income.
The Company had a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of MLPF&S, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $61,916 and $57,298 for 2007 and 2006, respectively. Certain commissions were capitalized as DAC and were being amortized in accordance with the accounting policy discussed in Note 6. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.
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
MLIG had entered into agreements with i) Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”) and ii) the former MLIM, now BlackRock, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust and the Funds in connection with the variable life insurance and annuity contracts the Company had inforce. Under these agreements, Roszel and MLIM pay MLIG an amount equal to a percentage of the assets invested in the Trust and the Funds through the Separate Accounts. Revenue attributable to these agreements is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $2,560 and $2,492 during 2007 and

2006, respectively. The Company received from MLIG its allocable share of such compensation from MLIM in the amount of $12,700 through the first three quarters of 2006.
Note 11. Stockholder’s Equity and Statutory Accounting Practices
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
The Company’s statutory net income (loss) for 2008, 2007 and 2006 was ($259,862), $108,791 and $193,731, respectively.
Statutory capital and surplus at December 31, 2008 and 2007 were $356,135 and $366,011, respectively. At December 31, 2008 and 2007, approximately $35,593 and $36,351, respectively, of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department. During 2008, the Company received a $250,000 capital contribution from AUSA.
During 2008, the Company did not pay any dividends to AUSA. During 2007, the Company paid extraordinary and ordinary dividends of $152,171 and $41,560, respectively to MLIG. During 2006, the Company paid extraordinary and ordinary dividends of $140,155 and $39,845, respectively to MLIG.
MLLIC and AUSA are parties to a “keepwell” agreement which, subject to its terms, commits AUSA to maintain MLLIC at a minimum net worth. Prior to the acquisition date, MLLIC and ML&Co. were parties to a “keepwell” agreement which obligated ML&Co. to maintain a level of capital in MLLIC in excess of minimum regulatory requirements.
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. As of December 31, 2008 and 2007, based on the RBC formula, the Company’s total adjusted capital level was well in excess of the minimum amount of capital required to avoid regulatory action.
Note 12. Commitments and Contingencies
State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2008 and 2007, the Company’s estimated liability for future guaranty fund assessments was $5,704 and $5,720, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 13. Segment Information
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
The following tables summarize each business segment’s contribution to select Statements of Income categories for the years ended December 31.

	2008
	Successor
		Life
	Annuities	Insurance	Total
Net revenues (a)	$215,885	$96,214	$312,099
Amortization of VOBA	22,664	15,007	37,671
Policy benefits (net of reinsurance)	161,650	28,928	190,578
Federal income tax expense (benefit)	(94,215)	6,296	(87,919)
Net income (loss)	(158,462)	20,123	(138,339)

	2007
	Predecessor
		Life
	Annuities	Insurance	Other	Total
Net revenues (a)	$200,295	$97,351	$14,433	$312,079
Policy benefits (net of reinsurance)	15,291	26,995	—	42,286
Federal income tax expense	30,380	13,640	5,052	49,072
Net income	72,244	28,894	9,381	110,519

	2006
	Predecessor
		Life
	Annuities	Insurance	Other	Total
Net revenues (a)	$186,668	$109,400	$10,617	$306,685
Policy benefits (net of reinsurance)	21,129	18,029	—	39,158
Federal income tax expense	27,639	12,931	3,716	44,286
Net income	60,017	27,819	6,901	94,737

(a)	Net revenues include total net revenues net of interest credited to policyholder liabilities.
The following tables represent select Balance Sheet information for the years ended December 31:

		Total
	Total	Policyholder
	Assets	Liabilities
2008
Annuities	$7,338,124	$742,423
Life Insurance	3,775,659	1,547,003

Total	$11,113,783	$2,289,426

2007
Annuities	$10,120,795	$716,959
Life Insurance	4,588,395	1,623,043

Total	$14,709,190	$2,340,002

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 26, 2009	By:	*

John T. Mallett
Treasurer and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	Director and President	March 26, 2009
Lon J. Olejniczak

*	Director and Senior Vice President	March 26, 2009
Robert R. Frederick

*	Director, Treasurer and Chief Financial Officer	March 26, 2009
John T. Mallett

*	Director and Senior Vice President	March 26, 2009
Ronald L. Ziegler

*	Director and Assistant Vice President	March 26, 2009
Karen Alvarado

*	Vice President and Corporate Controller	March 26, 2009
Eric J. Martin

/s/ Darin D. Smith	Vice President and Assistant Secretary	March 26, 2009
Darin D. Smith

*By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney filed herewith.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.
10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Exhibit 10.17

23.1	Written Consent of Deloitte & Touche LLP, independent registered public accounting firm	Exhibit 23.1

23.2	Written Consent of Ernst & Young LLP, independent registered public accounting firm.	Exhibit 23.2

24.1	Powers of Attorney for Lon K. Olejniczak, Robert R. Frederick, John T. Mallett, Ronald L. Ziegler and Eric J. Martin.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

24.2	Power of Attorney for Karen Alvarado	Exhibit 24.2

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

EXHIBIT INDEX
10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company.

23.1	Written consent of Deloitte & Touche, LLP, independent registered public accounting firm.

23.2	Written consent of Ernst & Young, LLP, independent registered public accounting firm.

24.2	Power of Attorney for Karen Alvarado.

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.