Form 10-Q
period 2009-06-30
MERRILL LYNCH LIFE INSURANCE CO
filed 2009-08-13
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

PART 1. Financial Information
Item 1. Financial Statements
MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2009	2008
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2009 - $1,315,888; 2008 - $1,510,368)	$1,225,699	$1,372,016
Equity available-for-sale securities, at estimated fair value (cost: 2009 - $22,560; 2008 - $21,699)	13,625	13,506
Limited partnerships	11,895	15,260
Mortgage loans on real estate	75,773	77,062
Policy loans	884,101	913,882

Total investments	2,211,093	2,391,726

Cash and cash equivalents	531,327	428,904
Accrued investment income	37,929	38,816
Deferred policy acquisition costs	20,793	24,271
Deferred sales inducements	5,324	7,232
Value of business acquired	415,843	581,090
Goodwill	2,800	2,800
Federal income taxes — current	—	5,400
Federal income taxes — deferred	38,494	117,043
Reinsurance receivables	21,760	14,219
Affiliated receivable — net	—	1,124
Affiliated short term note receivable	40,000	—
Receivable for investments sold — net	1,554	—
Other assets	33,587	44,062
Separate Accounts assets	7,492,091	7,457,096

Total Assets	$10,852,595	$11,113,783

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS — Continued

	June 30,	December 31,
(dollars in thousands, except share data)	2009	2008
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,670,053	$1,751,265
Future policy benefits	479,423	499,278
Claims and claims settlement expenses	31,149	38,883

	2,180,625	2,289,426

Other policyholder funds	8,649	2,006
Payable for collateral under securities loaned	159,152	182,451
Affiliated payables — net	5,978	—
Payable for investments purchased — net	—	2,753
Other liabilities	16,963	14,432
Separate Accounts liabilities	7,492,091	7,457,096

Total Liabilities	9,863,458	9,948,164

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive loss, net of taxes	(44,981)	(65,178)
Retained deficit	(335,018)	(138,339)

Total Stockholder’s Equity	989,137	1,165,619

Total Liabilities and Stockholder’s Equity	$10,852,595	$11,113,783

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
		(unaudited)
Revenues
Policy charge revenue	$48,132	$63,766	$96,499	$129,088
Net investment income	32,106	32,419	63,931	65,531
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	(1,069)	(476)	(5,244)	(1,001)
Portion of losses recognized in Other Comprehensive Income	14	—	14	—

Net other-than-temporary impairment losses on securities recognized in income	(1,055)	(476)	(5,230)	(1,001)
Realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(33,848)	6,771	(12,355)	6,468

Net realized investment gains (losses)	(34,903)	6,295	(17,585)	5,467

Total Revenues	45,335	102,480	142,845	200,086

Benefits and Expenses
Interest credited to policyholder liabilities	19,776	24,318	40,783	45,669
Policy benefits (net of reinsurance recoveries: 2009 - $1,056 and $2,134; 2008 - $4,720 and $8,513)	(26,481)	9,549	42,325	30,366
Reinsurance premium ceded	2,765	5,683	5,441	13,016
Amortization of deferred policy acquisition costs	5,644	(164)	10,937	(211)
Amortization and impairment of value of business acquired	24,458	22,447	140,753	33,359
Amortization of other intangibles	—	1,193	—	2,386
Insurance expenses and taxes	19,263	18,391	36,930	36,696

Total Benefits and Expenses	45,425	81,417	277,169	161,281

Income (Loss) Before Taxes	(90)	21,063	(134,324)	38,805

Federal Income Tax Expense (Benefit)
Deferred	(37,803)	5,632	65,812	10,233

Federal Income Tax Expense (Benefit)	(37,803)	5,632	65,812	10,233

Net Income (Loss)	$37,713	$15,431	$(200,136)	$28,572

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2009	2008	2009	2008
		(unaudited)
Net Income (Loss)	$37,713	$15,431	$(200,136)	$28,572

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Cumulative effect of adoption of FSP 115-2 and FAS 124-2, net	(3,300)	—	(3,300)	—
Net unrealized holding gains (losses) arising during the period	55,209	(27,121)	43,904	(28,077)
Reclassification adjustment for losses included in net income	886	—	6,711	—

	52,795	(27,121)	47,315	(28,077)

Net unrealized other-than-temporary impairment gains (losses) on securities
Cumulative effect of adoption of FSP 115-2 and FAS 124-2, net	(157)	—	(157)	—
Net unrealized other-than-temporary impairment gains (losses) arising during the period	263	—	263	—

	106	—	106	—

Adjustments
Policyholder liabilities	3,720	8,940	5,552	4,018
Deferred policy acquisition costs	(2,209)	180	(1,480)	188
Value of business acquired	(32,276)	13,284	(20,421)	13,382
Deferred federal income taxes	(7,748)	(4,236)	(10,875)	(2,216)

	(38,513)	18,168	(27,224)	15,372

Total other comprehensive income (loss), net of taxes	14,388	(8,953)	20,197	(12,705)

Comprehensive Income (Loss)	$52,101	$6,478	$(179,939)	$15,867

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

			Accumulated
		Additional	Other		Total
	Common	Paid-in	Comprehensive	Retained	Stockholder’s
(dollars in thousands)	Stock	Capital	Income (Loss)	Deficit	Equity
Balance, January 1, 2008	$2,500	$1,116,636	$—	$—	$1,119,136
Net loss				(138,339)	(138,339)
Capital contribution from AEGON USA, LLC	—	250,000	—	—	250,000
Other comprehensive loss, net of taxes	—	—	(65,178)	—	(65,178)

Balance, December 31, 2008 (audited)	2,500	1,366,636	(65,178)	(138,339)	1,165,619
Net loss	—	—	—	(200,136)	(200,136)
Cumulative effect of adoption of FSP 115-2 and FAS 124-2, net	—	—	(3,457)	3,457	—
Other comprehensive income, net of taxes	—	—	23,654	—	23,654

Balance, June 30, 2009 (unaudited)	$2,500	$1,366,636	$(44,981)	$(335,018)	$989,137

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(dollars in thousands)	2009	2008
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(200,136)	$28,572
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	1,997	(13,829)
Deferred sales inducements	1,908	(5,753)
Value of business acquired	140,753	33,359
Other intangibles	—	2,386
Benefit reserves	(4,211)	5,235
Federal income tax accruals	71,212	10,615
Claims and claims settlement expenses	(7,734)	(2,873)
Other policyholder funds	6,643	3,027
Other operating assets and liabilities, net	9,147	5,844
Accretion of investments	(3,393)	(1,031)
Limited partnership asset distributions	—	(273)
Interest credited to policyholder liabilities	40,783	45,669
Net realized investment (gains) losses	17,585	(5,467)

Net cash and cash equivalents provided by operating activities	74,554	105,481

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	255,391	420,441
Maturities of available-for-sale securities and mortgage loans	73,184	201,035
Purchases of available-for-sale securities and mortgage loans	(127,310)	(720,066)
Sales of limited partnerships	615	420
Increase in affiliated short term note receivable	(40,000)	(50,000)
Change in payable for collateral under securities loaned	(23,299)	160,755
Policy loans on insurance contracts, net	29,781	22,265
Net settlement on futures contracts	(11,628)	7,051
Other	3,221	1,939

Net cash and cash equivalents provided by investing activities	159,955	43,840

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	165,346	223,528
Policyholder withdrawals	(297,432)	(364,247)

Net cash and cash equivalents used in financing activities	(132,086)	(140,719)

Net increase in cash and cash equivalents (1)	102,423	8,602
Cash and cash equivalents, beginning of year	428,904	158,633

Cash and cash equivalents, end of period	$531,327	$167,235

(1)	Included in net increase in cash and cash equivalents is interest received (2009 — $0; 2008 - $375); interest paid (2009 — $16; 2008 — $0); Federal income taxes paid (2009 — $0; 2008 — $5,400); and Federal income taxes received (2009 — $5,400; 2008 — $5,782)
See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
Merrill Lynch Life Insurance Company (“MLLIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company sells non-participating annuity products, including variable annuities, modified guaranteed annuities and immediate annuities. The Company is domiciled in the State of Arkansas.
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
Investments
Other-than-temporary impairments (“OTTI”)
If management determines that a decline in the value of an available-for-sale security is other-than-temporary, an impairment loss is recognized. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For equity securities, the Company also considers the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
During the second quarter 2009, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance for the recognition and presentation of OTTI. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities.
For equity securities, once management determines a decline in the value of an available-for-sale security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes, value of business acquired, deferred acquisition costs and deferred sales inducements. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.
Subsequent Events
The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued (August 13, 2009), provided they give evidence of conditions that existed at the balance sheet date.
Events that are indicative of conditions that arose after the balance sheet date are disclosed, but do not result in an adjustment of the financial statements themselves.
Recent Accounting Pronouncements
Current Adoption of Recent Accounting Pronouncements
In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The Statement is effective for interim or annual financial periods ending after June 15, 2009 and shall be applied prospectively. The Company adopted this guidance for the interim period ended June 30, 2009. The adoption did not impact the Company’s results of operations or financial position.
In April 2009, the FASB issued three FASB Staff Positions (“FSP”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities: FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly; FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”); and FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1”).
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

FAS 115-2. The Company adopted the guidance as of April 1, 2009. The adoption did not have a material impact on the Company’s financial statements.
FSP No. FAS 115-2 amends the OTTI guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The FSP requires an entity to evaluate whether an impairment is other-than-temporary if the value of a debt security is less than its amortized cost basis at the balance sheet date. An OTTI is considered to have occurred if an entity; a) intends to sell the debt security, b) more likely than not will be required to sell the security before recovery of its amortized cost basis, or c) does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists), even if it does not intend to sell the security. In determining whether a credit loss exists, an entity should use its best estimate of the present value of cash flows expected to be collected from the debt security. The FSP provides a list of factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI should be recognized in earnings equal to the entire difference between the amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, the OTTI should be separated into a) the amount representing the credit loss, which is recognized in earnings, and b) the amount related to all other factors, which is recognized in OCI, net of applicable taxes. A cumulative effect adjustment is required to the opening balance of retained earnings (net of related tax effects) in the period of adoption with a corresponding adjustment to accumulated OCI to reclassify the non credit component of previously recognized OTTI on debt securities held at that date, provided the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Only the credit portion of OTTI will be accreted into income. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If an entity chooses to early adopt either FSP No. FAS 157-4 or FSP No. FAS 107-1, the entity must also early adopt this FSP. Additionally, if the entity chooses to early adopt this FSP, it must also early adopt FSP No. FAS 157-4. The Company adopted the guidance as of April 1, 2009, which resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3,457. See Note 3 to the Financial Statements for additional disclosures.
FSP No. FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim reporting periods as well as annual periods. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also early adopts FSP No. FAS 157-4 and FSP No. FAS 115-2. The Company adopted the guidance as of April 1, 2009, which affects disclosures and therefore did not impact the Company’s results of operations or financial position.
In January 2009, the FASB issued FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20. The FSP amends the impairment and related interest income measurement guidance in EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an OTTI has occurred for debt securities classified as available-for-sale or held-to-maturity. The FSP permits the use of reasonable management judgment about the probability that the company will be able to collect all amounts due while previously EITF 99-20 required the use of market participant assumptions which could not be overcome by management judgment. The FSP also retains and emphasizes the objective of an OTTI assessment and the related disclosure requirements in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. The FSP became effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company adopted FSP No. EITF 99-20-1 on December 31, 2008 and it had no material impact on the Company’s financial statements.
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
Future Adoption of Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162. This Statement establishes the FASB Accounting Standards CodificationTM (“Codification”) as the source of authoritative generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will adopt SFAS No. 168 for the interim period ending on September 30, 2009. The adoption will require updates to the Company’s financial statement disclosures, but is not expected to have a material impact on the Company’s results of operations or financial position.
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
During the second quarter 2009, the Company adopted FSP No. FAS 157-4 which provided more clarity in the definition of an “inactive market” and “orderly transaction”. In the second quarter 2009, the Company marked to model one structured security as little or no new issues in the asset class were able to be executed, the volume in the secondary market was very limited and traditional buyers of credits in this market were unwilling or unable to participate. Management utilized inputs from credit indices, including derivative markets, commensurate with the credit risk of the underlying collateral and subordination in determining fair value of the security. The impact of the adoption of FSP No. FAS 157-4 was less than $1,000 to the overall financial statements.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2009:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$631,315	$474,121	$120,263	$1,225,699
Equity securities (a)	—	13,625	—	13,625
Cash equivalents (b)	—	540,703	—	540,703
Limited partnerships (c)	—	—	6,674	6,674
Separate Accounts assets (d)	7,492,091	—	—	7,492,091

Total assets	$8,123,406	$1,028,449	$126,937	$9,278,792

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$(9,132)	$(9,132)

Total liabilities	$—	$—	$(9,132)	$(9,132)

(a)	For publicly traded securities (Level 1), fair value is determined using quoted market prices. For securities without a readily ascertainable market value (Level 2), the Company utilizes pricing services and corroborated broker quotes. Such estimated fair values do not necessarily represent the values for which these securities could have been sold at the date of the Balance Sheet. (Level 3) consist principally of securities whose fair value is estimated based on non-binding broker quotes and internally modeled securities.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining limited partnership is carried at cost and is not included in the abovementioned table. At December 31, 2008, a third partnership existed which was carried at cost ($0), but operations ceased on January 1, 2009.

(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(e)	The Company issues contracts containing guaranteed minimum withdrawal benefits (“GMWB”) and reinsurance on guaranteed minimum income benefit (“GMIB reinsurance”) riders in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The GMWB and GMIB reinsurance provisions are treated as an embedded derivative and are required to be reported separately from the host variable annuity contract. The fair value of the GMWB and GMIB reinsurance obligations are calculated based on actuarial and capital market assumptions related to the projected cash flows, including benefits and related contract charges, over the anticipated life of the related contracts. The cash flow estimates are produced by using stochastic techniques under a variety of market return scenarios and other best estimate assumptions.
The Company’s Level 3 assets consist principally of a limited partnership, securities whose fair value is estimated based on non-binding broker quotes, and an internally modeled structured security.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
	Limited	Fixed	Limited	Fixed
	Partnerships	Maturity	Partnerships	Maturity
Balance at beginning of period (c)	$7,865	$107,350	$9,895	$112,200

Total unrealized gain (a)	—	2,822	—	641
Purchases (sales) — net	—	(14,487)	—	(19,777)
Transfers into Level 3 — net	—	22,675	—	25,044
Changes in valuation (b)	(1,191)	1,903	(3,221)	2,155

Balance at end of period (c)	$6,674	$120,263	$6,674	$120,263

(a)	Recorded as a component of other comprehensive income (loss).

(b)	Recorded as a component of net investment income in the Statements of Income.

(c)	Recorded as a component of limited partnerships and fixed maturity available-for-sale securities in the Balance Sheets.
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
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2009:

	Three Months Ended		Six Months Ended
	June 30, 2009		June 30, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at beginning of period (b)	$112,580	$(83,366)	$114,457	$(79,134)

Changes in valuation (a)	(52,955)	14,609	(54,832)	10,377

Balance at end of period (b)	$59,625	$(68,757)	$59,625	$(68,757)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
During the first half of 2009, the change in valuation is principally being driven by the volatility in the market.
Note 3. Investments
Fixed Maturity and Equity Securities
In April 2009, the FASB issued FSP No. FAS 115-2, which replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.

As permitted by the transition guidance, the Company adopted FSP No. FAS 115-2 on April 1, 2009 effective April 1, 2009 by recording an increase of $3,457 to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held as of April 1, 2009. The following summarizes the components for this cumulative effect adjustment:

		Net
	Unrealized	Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$241	$12,335	$12,576
Change in deferred acquisition costs, deferred sales inducements, and value of business acquired	—	(7,257)	(7,257)
Income tax	(84)	(1,778)	(1,862)

Net cumulative effect adjustment	$157	$3,300	$3,457

The cumulative effect adjustment was calculated for all available-for-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amounts of deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”) and value of business acquired (“VOBA”) are adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the DAC, DSI and VOBA balances for this cumulative effect adjustment.
The following table summarizes the increase to the amortized cost of the available-for-sale securities as of April 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Fixed maturity securities
Corporate securities	$8,583
Government and governmental agencies — United States	2,367

Total fixed maturity securities	10,950

Equity securities — preferred stocks — banking securities	1,626

Total	$12,576

The amortized cost and estimated fair value of investments in fixed maturity and equity securities at June 30, 2009 and December 31, 2008 were:

	June 30, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI(1)	Value
Fixed maturity securities
Corporate securities	$576,663	$7,687	$(34,342)	$106	$550,114
Asset-backed securities	134,650	2,185	(23,774)	—	113,061
Commercial mortgage-backed securities	156,071	324	(29,243)	—	127,152
Residential mortgage-backed securities	127,828	3,217	(11,457)	—	119,588
Municipals	1,632	6	(88)		1,550
Government and government agencies
United States	301,776	2,942	(7,846)	—	296,872
Foreign	17,268	161	(67)	—	17,362

Total fixed maturity securities	$1,315,888	$16,522	$(106,817)	$106	$1,225,699

Equity securities — preferred stocks
Banking securities	$9,246	$—	$(4,514)	$—	$4,732
Other financial services securities	1,733	71	(961)	—	843
Other securities	11,581	—	(3,531)	—	8,050

Total equity securities	$22,560	$71	$(9,006)	$—	$13,625

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in a net unrealized gain position.

	December 31, 2008
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities
Corporate securities	$805,324	$4,559	$(76,742)	$—	$733,141
Asset-backed securities	157,735	1,421	(32,838)	—	126,318
Commercial mortgage-backed securities	158,907	—	(39,530)	—	119,377
Residential mortgage-backed securities	140,621	1,875	(14,238)	—	128,258
Municipals	1,635	4	(94)	—	1,545
Government and government agencies
United States	229,878	17,387	(11)	—	247,254
Foreign	16,268	213	(358)	—	16,123

Total fixed maturity securities	$1,510,368	$25,459	$(163,811)	$—	$1,372,016

Equity securities — preferred stocks
Banking securities	$8,551	$—	$(2,600)	$—	$5,951
Other financial services securities	1,568	—	(434)	—	1,134
Other securities	11,580	—	(5,159)	—	6,421

Total equity securities	$21,699	$—	$(8,193)	$—	$13,506

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity securities by investment grade at June 30, 2009 and December 31, 2008 were:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,254,069	$1,177,758	$1,432,232	$1,316,909
Below investment grade	61,819	47,941	78,136	55,107

Total fixed maturity securities	$1,315,888	$1,225,699	$1,510,368	$1,372,016

At June 30, 2009 and December 31, 2008 the estimated fair value of fixed maturity securities rated BBB- were $40,537 and $39,860, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at June 30, 2009 and December 31, 2008 by expected maturity were:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$93,217	$93,275	$129,284	$128,424
Due after one year through five years	397,623	390,962	450,331	432,032
Due after five years through ten years	241,643	232,484	285,150	265,360
Due after ten years	164,856	149,177	188,340	172,247

	897,339	865,898	1,053,105	998,063
Mortgage-backed securities and other asset-backed securities	418,549	359,801	457,263	373,953

Total fixed maturity securities	$1,315,888	$1,225,699	$1,510,368	$1,372,016

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
The estimated fair value and gross unrealized losses and unrealized OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI(1)
Less than or equal to 90 days
Fixed maturities
Corporate securities	$22,881	$23,564	$(683)
Residential mortgage-backed securities	12,497	12,532	(35)
Government and government agencies — United States	124,160	126,048	(1,888)
Equity securities
Banking securities	959	1,797	(838)
Other financial services securities	606	1,567	(961)

	$161,103	$165,508	$(4,405)

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost	OTTI (1)
Greater than 90 days but less than or equal to 180 days
Fixed maturities
Corporate securities	$7,568	$9,329	$(1,761)
Asset-backed securities	15,527	19,961	(4,434)
Commercial mortgage-backed securities	6,993	7,036	(43)
Government and government agencies — United States	83,493	89,451	(5,958)

	113,581	125,777	(12,196)

Greater than 180 days but less than or equal to 270 days
Fixed maturities
Corporate securities	17,598	21,083	(3,485)
Asset-backed securities	6,763	11,930	(5,167)
Commercial mortgage-backed securities	40,845	50,767	(9,922)
Residential mortgage-backed securities	6,629	6,760	(131)

	71,835	90,540	(18,705)

Greater than 270 days but less than or equal to one year
Fixed maturities
Corporate securities	53,274	58,114	(4,840)
Asset-backed securities	27,382	33,892	(6,510)
Commercial mortgage-backed securities	37,730	42,795	(5,065)
Government and government agencies — foreign	1,656	1,723	(67)
Equity securities — banking securities	2,000	4,834	(2,834)

	122,042	141,358	(19,316)

Greater than one year
Fixed maturities
Corporate securities	194,075	217,662	(23,587)
Asset-backed securities	7,785	15,448	(7,663)
Commercial mortgage-backed securities	21,604	35,817	(14,213)
Residential mortgage-backed securities	19,079	30,370	(11,291)
Municipals	843	931	(88)
Equity securities
Banking securities	1,774	2,616	(842)
Other securities	8,050	11,581	(3,531)

	253,210	314,425	(61,215)

Total	$721,771	$837,608	$(115,837)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in a net unrealized gain position. Therefore, the OTTI security is excluded from this disclosure of securities in unrealized loss positions.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI
Less than or equal to 90 days
Fixed maturities
Corporate securities	$142,809	$154,722	$(11,913)
Asset-backed securities	20,892	26,770	(5,878)
Commercial mortgage-backed securities	58,320	73,645	(15,325)
Residential mortgage-backed securities	7,494	8,110	(616)
Government and government agencies — United States	55,105	55,116	(11)
Equity securities — banking securities	2,702	3,716	(1,014)

	$287,322	$322,079	$(34,757)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost	OTTI
Greater than 90 days but less than or equal to 180 days
Fixed maturities
Corporate securities	$90,382	$107,681	$(17,299)
Asset-backed securities	55,495	73,875	(18,380)
Commercial mortgage-backed securities	40,729	49,392	(8,663)
Residential mortgage-backed securities	3	4	(1)
Government and government agencies — foreign	4,182	4,540	(358)
Equity securities — banking securities	3,248	4,834	(1,586)

	194,039	240,326	(46,287)

Greater than 180 days but less than or equal to 270 days
Fixed maturities
Corporate securities	241,028	268,972	(27,944)
Asset-backed securities	18,329	24,052	(5,723)
Residential mortgage-backed securities	19,312	32,932	(13,620)

	278,669	325,956	(47,287)

Greater than 270 days but less than or equal to one year
Fixed maturities
Corporate securities	56,022	75,608	(19,586)
Asset-backed securities	6,941	9,798	(2,857)
Commercial mortgage-backed securities	20,329	35,871	(15,542)
Residential mortgage-backed securities	11	12	(1)
Municipals	838	932	(94)
Equity securities
Other financial services securities	1,134	1,568	(434)
Other securities	6,422	11,581	(5,159)

	91,697	135,370	(43,673)

Total	$851,727	$1,023,731	$(172,004)

The total number of securities in an unrealized loss position was 174 and 330 at June 30, 2009 and December 31, 2008, respectively.
The estimated fair value, gross unrealized losses and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Less than or equal to 90 days	$1,565	$(1,799)	$—	2
Greater than 90 days but less than or equal to 180 days	6,647	(3,434)	—	3
Greater than 180 days but less than or equal to 270 days	14,446	(12,807)	—	5
Greater than 270 days but less than or equal to one year	12,609	(11,206)	—	8
Greater than one year	82,615	(50,126)	—	21

Total	$117,882	$(79,372)	$—	39

Decline > 40%
Less than or equal to 90 days	$1,565	$(1,799)	$—	2
Greater than 180 days but less than or equal to 270 days	10,511	(11,268)	—	4
Greater than 270 days but less than or equal to one year	7,862	(9,682)	—	4
Greater than one year	29,314	(27,928)	—	10

Total	$49,252	$(50,677)	$—	20

	December 31, 2008
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Less than or equal to 90 days	$51,245	$(25,145)	$—	20
Greater than 90 days but less than or equal to 180 days	39,965	(30,238)	—	23
Greater than 180 days but less than or equal to 270 days	43,697	(28,498)	—	16
Greater than 270 days but less than or equal to one year	45,479	(34,743)	—	19

Total	$180,386	$(118,624)	$—	78

Decline > 40%
Less than or equal to 90 days	$12,845	$(13,065)	$—	6
Greater than 90 days but less than or equal to 180 days	17,079	(22,307)	—	13
Greater than 180 days but less than or equal to 270 days	13,497	(14,849)	—	6
Greater than 270 days but less than or equal to one year	22,185	(23,925)	—	10

Total	$65,606	$(74,146)	$—	35

Unrealized losses incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
The components of net unrealized loss and OTTI included in accumulated other comprehensive loss, net of taxes were as follows:

	June 30,	December 31,
	2009	2008
Assets
Fixed maturity securities	$(90,189)	$(138,352)
Equity securities	(8,935)	(8,193)
Deferred policy acquisitions costs	1	1,481
Value of business acquired	25,017	45,438

	(74,106)	(99,626)

Liabilities
Policyholder account balances	4,905	(647)
Federal income taxes — deferred	24,220	35,095

	29,125	34,448

Stockholder’s equity
Accumulated other comprehensive loss, net of taxes	$(44,981)	$(65,178)

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
Mortgage Loans on Real Estate
Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the three and six month periods ended June 30, 2009 and June 30, 2008.
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at June 30, 2009 and December 31, 2008 was $67,309 and $70,771, respectively.
Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated value. The valuation allowance at June 30, 2009 and December 31, 2008 was $43 and $49, respectively.

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in California, New Hampshire, Pennsylvania, Virginia, and Ohio, which account for approximately 75% of mortgage loans as of June 30, 2009.
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at June 30, 2009 and December 31, 2008 was $884,101 and $913,882. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Securities Lending
The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at June 30, 2009 and December 31, 2008 was $160,745 and $166,427, respectively. The estimated fair value of securities out on loan at June 30, 2009 and December 31, 2008 was $155,399 and $173,991, respectively.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. As of June 30, 2009, the Company had 760 outstanding short futures contracts with a notional value of $173,945. As of December 31, 2008, the Company had 990 outstanding short futures contracts with a notional value of $222,775.
Realized Investment Gains (Losses)
Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three and six month periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Proceeds	$170,413	$218,747	$255,391	$420,441
Gross realized investment gains	1,933	938	2,661	3,016
Gross realized investment losses	(2,689)	(1,231)	(3,758)	(3,612)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds on the sale of available-for-sale securities sold at a realized loss were $111,466 and $218,160 for the three months ended June 30, 2009 and 2008, respectively. Proceeds on the sale of available-for-sale securities sold at a realized loss were $185,702 and $415,468 for the six months ended June 30, 2009 and 2008, respectively.
Net realized investment gains (losses) for the three and six month periods ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Fixed maturity securities	$(1,808)	$(842)	$(8,688)	$(1,866)
Equity securities	—	86	(930)	282
Limited partnerships	—	—	471	—
Mortgages	(3)	—	6	—
Derivatives	(32,982)	7,051	(11,628)	7,051
Adjustment related to VOBA	(110)	—	3,184	—

Net realized investment gains (losses)	$(34,903)	$6,295	$(17,585)	$5,467
OTTI
If management determines that a decline in the value of an available-for-sale equity security is other-than-temporary, the cost basis is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and its net present value, and a non credit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.
The following tables sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of FSP FAS 115-2 and FAS 124-2	239
Credit loss impairment recognized in the current period on securities not previously impaired	1,052
Accretion of credit loss impairments previously recognized	(6)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)

Balance, June 30, 2009	$1,281

The components of OTTI reflected in the Statements of Income for the three and six month periods ended June 30, 2009 were as follows:

Three Months Ended June 30, 2009
	Total	Portion of	Net OTTI
	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized
	Securities	in OCI	in Income
Gross OTTI losses	$1,069	$14	$1,055
DAC, DSI and VOBA	—	—	—

Net OTTI Losses	$1,069	$14	$1,055

	Six Months Ended June 30, 2009
	Total	Portion of	Net OTTI
	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized
	Securities	in OCI	in Income
Gross OTTI losses	$8,532	$14	$8,518
DAC, DSI and VOBA	(3,288)	—	(3,288)

Net OTTI Losses	$5,244	$14	$5,230

During the first half of 2009, the Company recorded an OTTI of $8,518. The Company adopted FSP No. FAS 115-2 effective April 1, 2009. The gross cumulative effect of this adoption was a $12,576 adjustment to retained earnings and amortized cost for fixed maturity securities and cost basis for equity securities for the non credit related portion of previously recorded impairments on securities still in inventory upon adoption of the FSP. Of this, $3,495 related to non credit impairments previously recorded in income during the first quarter of 2009. For the three and six month periods ended June 30, 2008, the Company recorded $477 and $1,002, respectively of realized investment loss on securities deemed to have incurred other-than-temporary declines in fair value. For the three and six month periods ended June 30, 2008, there was no associated amortization of VOBA on the other-than-temporary declines in fair value.
Note 4. VOBA and Other Intangibles
VOBA reflects the estimated fair value of inforce contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At June 30, 2009 the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.
The change in the carrying amount of VOBA for the three and six month periods ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
VOBA	2009	2008	2009	2008
Purchase price adjustment	$—	$—	$—	$4,844
Accretion (amortization) expense	(23,328)	(26,306)	9,475	(35,350)
Unlocking	(1,130)	3,858	(86,334)	1,990
Impairment charge	—	—	(63,894)	—
Adjustment related to realized losses on investments	(110)	—	3,184	—
Adjustment related to unrealized losses and OTTI on investments	(39,533)	13,284	(27,678)	13,382

Change in VOBA carrying amount	$(64,101)	$(9,164)	$(165,247)	$(15,134)

During the three months ended June 30, 2009, reserves have stabilized resulting in minimal unlocking. During the prior three months ended March 31, 2009, the Company experienced unfavorable unlocking resulting from the increasing future benefit costs, which reduces the value of future gross profits. In addition, an impairment charge was taken as estimated future gross profits were less than the unamortized balance.
During the three months ended June 30, 2008, the Company experienced higher than expected gross profits which impacted the amortization pattern. Despite the fluctuation in gross profits during the six month period ended June 30, 2008, total gross profits and amortization were in line with expectations at June 30, 2008.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangibles balance which included the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three months and six months ended June 30, 2008 was $1,193 and $2,386, respectively.
Note 5. DAC and DSI
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. At June 30, 2009 the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. The change in the carrying amount of DAC and DSI for the three and six month periods ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DAC	2009	2008	2009	2008
Capitalization	$5,357	$6,618	$8,939	$13,618
Accretion (amortization) expense	(5,125)	861	(10,563)	2,837
Unlocking	(519)	(697)	(374)	(2,626)
Adjustment related to unrealized loss and OTTI on investments	(2,209)	180	(1,480)	188

Change in DAC carrying amount	$(2,496)	$6,962	$(3,478)	$14,017

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DSI	2009	2008	2009	2008
Capitalization	$456	$2,680	$871	$5,664
Accretion (amortization) expense	(1,495)	366	(3,225)	386
Unlocking	247	(297)	446	(297)

Change in DSI carrying amount	$(792)	$2,749	$(1,908)	$5,753

During the first half of 2009, the Company experienced lower than expected gross profits for amortization as a result of increases in reserves for guaranteed benefits. During the first half of 2008, the Company experienced negative gross profits on new business resulting principally from the increase in the GMWB reserves and higher expenses, which resulted in negative amortization and unlocking was limited to the accumulated deferred expenses.
Note 6. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.
The components of the changes in the variable annuity GMDB and GMIB liability for the three and six month periods ended June 30, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMDB	2009	2008	2009	2008
Purchase price adjustment	$—	$—	$—	$(7,887)
Guaranteed benefits incurred	11,336	6,074	20,038	11,578
Guaranteed benefits paid	(15,299)	(5,227)	(32,066)	(9,881)
Unlocking	(7,576)	(1,432)	38,540	1,657

Total	$(11,539)	$(585)	$26,512	$(4,533)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMIB	2009	2008	2009	2008
Guaranteed benefits incurred	$4,610	$2,532	$7,725	$5,044
Unlocking	(1,405)	(2,380)	6,659	(2,983)

Total	$3,205	$152	$14,384	$2,061

During the three months ended June 30, 2009, markets have stabilized producing actual reserve changes in line with or slightly better than expected. Market declines in the prior three months ended March 31, 2009 caused unfavorable unlocking as a result of increasing estimates of future benefit amounts in the GMDB and GMIB liabilities. The unlocking for GMDB during the first half of 2008 reflects the increase in expected future claims due to the current period decline in equity fund values partially offset by the higher projected growth in equity funds that typically follow such a decline.
The unlocking for GMIB during the first half of 2008 reflects the increase in expected future claims due to the current period decline in equity fund values which was more than offset by the expected higher growth in equity funds that typically follow such a decline.
The variable annuity GMDB liability at June 30, 2009 and December 31, 2008 was $172,401 and $145,889, respectively. The variable annuity GMIB liability at June 30, 2009 and December 31, 2008 was $32,919 and $18,535, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for variable life contracts containing GMDB provisions as a component of future policy benefits and changes in the liabilities are included as a component of policy benefits in the Statements of Income. As of June 30, 2009 and 2008, no material variable life guaranteed benefits were incurred or paid.
Note 7. Federal Income Taxes
The effective tax rate was (49%) and 26% for the six months ended June 30, 2009 and 2008, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the first half of 2009 were the result of Separate Accounts dividends-received deduction (“DRD”), foreign tax credits (“FTC”), and valuation allowance on net operating loss carryforward.
At June 30, 2009 and December 31, 2008, the Company had a net operating loss carryforward for federal income tax purposes of $115,414 and $110,104, respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at June 30, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $3,288 with a carryforward period of five years that will expire at various dates up to 2014. At June 30, 2009, the Company also had a tax credit carryforward of $1,768 with a carryforward period of ten years that will expire at various dates up to 2019.
The valuation allowance for deferred tax assets as of June 30, 2009 and March 31, 2009 was $115,414 and $151,990, respectively. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized.
The Company has analyzed all material tax positions under the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes, and has determined that there are no tax benefits that should not be recognized as of June 30, 2009 or December 31, 2008. There are no unrecognized tax benefits that would affect the effective tax rate. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material penalties in its financial statements as of June 30, 2009 and December 31, 2008. The Company has recognized interest expense of $254 as of June 30, 2009. The Company did not recognize interest expense as of December 31, 2008.
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
The Company’s statutory net income for the six months ended June 30, 2009 and 2008 was $72,678 and $25,351, respectively. Statutory capital and surplus at June 30, 2009 and December 31, 2008 was $414,052 and $356,135, respectively.
During the first half of 2009 and 2008, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.
Note 9. Related Party Transactions
As of June 30, 2009, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six month periods ended June 30, 2009, the Company incurred $5,031 and $10,953, respectively in expenses under this agreement. During the three and six month periods ended June 30, 2008, the Company incurred $1,054 and $2,282, respectively in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates. On April 14, 2009, the Company had an intercompany short-term note receivable of $40,000, with an interest rate of 0.55% that was repaid during the second quarter. On June 29, 2009, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that is due June 29, 2010. During the three and six month periods ended June 30, 2009, the Company accrued and/or received $34 and $34, respectively of interest. During the three and six month period ended June 30, 2008, the Company was party to an intercompany short-term note receivable which was initiated during the first quarter 2008 and repaid during the second quarter 2008. In addition, the Company was party to an intercompany short-term note receivable with the parent which was due June 26, 2009, with an interest rate of 2.43% which was repaid during the third quarter 2008. During the three and six month periods ended June 30, 2008, the Company accrued and/or received $614 and $990, respectively of interest. Interest related to these arrangements is included in net investment income.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six month periods ended June 30, 2009, the Company incurred $41 and $82, respectively, under this agreement. During the three six month periods ended June 30, 2008, the Company did not incur any expenses under this agreement. There were no mortgage loan origination fees for the three and six month periods ended June 30, 2009 and 2008. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six month periods ended June 30, 2009, the Company incurred $569 and $1,144, respectively, in expenses under this agreement. During the three and six month periods ended June 30, 2008, the Company incurred $501 and $1,023, respectively in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During the three and six month periods ended June 30, 2009, the Company incurred $1,416 and $2,410, respectively in expenses under this agreement. During the three and six month periods ended June 30, 2008, the Company incurred $1,878 and $3,922, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three and six month periods ended June 30, 2009, the Company incurred $2,204 and $12,616, respectively in expenses under this agreement. During the three and six month periods ended June 30, 2008, the Company incurred $6,207 and $6,207, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under an administrative services agreement. Revenue attributable to this agreement is included in policy charge revenue. During the three and six month periods ended June 30, 2009, the Company did not receive any revenue under this agreement. During the three and six month periods ended June 30, 2008, the Company did not receive any revenue under this agreement.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. Revenue attributable to this agreement is included in policy charge revenue. During the three and six month periods ended June 30, 2009, the Company received $1 and $1, respectively, in revenue under this agreement. During the three and six month periods ended June 30, 2008, the Company did not receive any revenue under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and six month periods ended June 30, 2009, the Company incurred $79 and $150, respectively in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred. During the three and six month periods ended June 30, 2008, the Company incurred $67 and $129, respectively in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity available-for-sale securities and mortgage loans on real estate in the Balance Sheets. During the three and six month periods ended June 30, 2009, the Company sold $78,525 and $78,525, respectively of fixed maturity available-for-sale securities. During the three and six month periods ended June 30, 2008, the Company purchased $204,892 and $204,892, respectively of fixed maturities available-for-sale securities. Subsequent to June 30, 2008, mortgages of $67,030 were acquired from related parties.

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
The following tables summarize each business segment’s contribution to net revenues and net income (loss).

	Three Months Ended
	June 30,
	2009	2008
Net revenues (a)
Annuities	$3,107	$51,505
Life Insurance	22,452	26,657

Net revenues (a)	$25,559	$78,162

Net income
Annuities	$20,246	$6,694
Life Insurance	17,467	8,737

Net income	$37,713	$15,431

	Six Months Ended
	June 30,
	2009	2008
Net revenues (a)
Annuities	$57,091	$101,901
Life Insurance	44,971	52,516

Net revenues (a)	$102,062	$154,417

Net income (loss)
Annuities	$(168,974)	$14,727
Life Insurance	(31,162)	13,845

Net income (loss)	$(200,136)	$28,572

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2.	Management’s Narrative Analysis of Results of Operations
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
Business Overview
Merrill Lynch Life Insurance Company (“MLLIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is domiciled in the State of Arkansas.
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
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price

Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2009 with increases of 11%, 20% and 15%, respectively from March 31, 2009 and increases (decreases) of (4%), 16% and 2%, respectively from December 31, 2008.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2009. Since asset-based fees collected on inforce variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the six months ended June 30, 2009, average variable account balances decreased $3.4 billion (or 32%) to $7.2 billion as compared to the same period in 2008. The decrease in average variable account balances contributed $12.0 million and $25.4 million to the decrease in asset-based policy charge revenue during the three and six months ended June 30, 2009, respectively, as compared to the same period in 2008.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Average medium term interest rate yield (a)	1.40%	2.78%	1.40%	2.78%
Increase (decrease) in medium term interest rates (in basis points)	39	90	(89)	(60)
Credit spreads (in basis points) (b)	348	310	348	310
Expanding (contracting) of credit spreads (in basis points)	(306)	(61)	(735)	80

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$52.8	$(27.1)	$47.3	$(28.1)
Interest-sensitive policyholder liabilities	3.7	8.9	5.6	4.0

Net increase (decrease) on market valuations	$56.5	$(18.2)	$52.9	$(24.1)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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
During the second quarter 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Staff Position (“FSP) No. FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Orderly. The new FSP provided more clarity in the definition of an “inactive market” and “orderly transaction”. In the second quarter 2009, the Company marked to model one structured security as little or no new issues in the asset class were able to be executed, the volume in the secondary market was very limited and traditional buyers of credits in this market were unwilling or unable to participate. Management utilized inputs from credit indices, including derivative markets, commensurate with the credit risk of the underlying collateral and subordination in determining fair value of the security. The impact of the adoption of FSP No. FAS 157-4 was less than $1.0 million to the overall financial statements.
At June 30, 2009 and December 31, 2008, approximately, $162.0 million (or 13%) and, $166.1 million (or 12%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Securities Lending
Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity available-for-sale securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. At June 30, 2009 and December 31, 2008, the payable for collateral under securities loaned was $159.1 million and $182.5 million, respectively.

Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Income Statements. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of June 30, 2009, the Company had 760 outstanding short futures contracts with a notional amount of $173.9 million. As of December 31, 2008, the Company had 990 outstanding short futures contracts with a notional amount of $222.8 million.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans 90 days past due. At June 30, 2009 and December 31, 2008, there was $75.8 million and $77.1 million, respectively in mortgage loans on real estate recorded on the Balance Sheet. The valuation allowance at June 30, 2009 was deminimus. There were no mortgage loans at June 30, 2008.
Other-Than-Temporary Impairment (“OTTI”) Losses on Investments
The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For equity securities, the Company also considers the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
To the extent the Company determines that a security is deemed to be other-than-temporarily impaired, an impairment loss is recognized. During the second quarter 2009, the Company adopted new FASB guidance for the recognition and presentation of OTTI. The recognition provisions apply only to debt securities classified as available-for-sale and held-to-maturity, while the presentation and disclosure requirements apply to both debt and equity securities.
For equity securities, once management determines a decline in the value of an available-for-sale security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.
For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes, value of business acquired, deferred acquisition costs and deferred sales inducements. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.
For the three month periods ended June 30, 2009 and 2008, the Company recorded an OTTI in income, net of value of business acquired amortization, of $1.1 million and $0.5 million, respectively. For the six month periods ended June 30, 2009 and 2008, the

Company recorded an OTTI in income, net of value of business acquired amortization, of $5.2 million and $1.0 million, respectively.
Deferred Policy Acquisition Costs (“DAC”)
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized in accordance with SFAS No. 97, Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2009 and December 31, 2008, variable annuities accounted for the Company’s entire DAC asset of $20.8 million and $24.3 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.
The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At June 30, 2009, the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or benefit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six month periods ended June 30, 2009, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.5 million and $0.4 million, respectively. For the three and six month periods ended June 30, 2008, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.7 million and $2.6 million, respectively. See Note 5 to the Financial Statements for a further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At June 30, 2009 and December 31, 2008, variable annuities accounted for the Company’s entire DSI asset of $5.3 million and $7.2 million, respectively. See Note 5 to the Financial Statements for a further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLIC utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At June 30, 2009, the reversion to the mean assumption was 11% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At June 30, 2009 and December 31, 2008, the Company’s VOBA asset was $415.8 million and $581.1 million, respectively. For the three and six month periods ended June 30, 2009, the unfavorable impact to pre-tax income related to VOBA unlocking was $1.1 million and $86.3 million, respectively. For the three and six month periods ended June 30, 2008, the favorable impact to pre-tax income related to VOBA unlocking was $3.9 million and $2.0 million, respectively. In addition, for the three month period ended June 30, 2009, there was no impairment charge. For the six month period ended June 30, 2009, there was an impairment charge of $63.9 million. See Note 4 to the Financial Statements for a further discussion.
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
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2009 and December 31, 2008 were $1.7 billion and $1.8 billion, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2009 and December 31, 2008, future policy benefits were $479.4 million and $499.3 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2009 and December 31, 2008, GMDB and GMIB liabilities included within future policy benefits were as follows:

	June 30,	December 31,
(dollars in millions)	2009	2008
GMDB liability	$172.4	$145.9
GMIB liability	32.9	18.5
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the six month periods ended June 30, 2009 and 2008, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($45.2) million and $1.3 million, respectively. For the three month periods ended June 30, 2009 and 2008, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $9.0 million and $3.8 million, respectively.
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

At June 30, 2009 and December 31, 2008, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	June 30,	December 31,
(dollars in millions)	2009	2008
GMWB liability	$59.6	$114.5

GMIB reinsurance asset	(68.8)	(79.1)
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
The valuation allowance for deferred tax assets as of June 30, 2009 and March 31, 2009 was $115.4 million and $152.0 million, respectively. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.
Recent Accounting Pronouncements
The following outlines the adoption of recent accounting pronouncements. See Note 1 to the Financial Statements for a further discussion.
•	SFAS No. 165, Subsequent Events — adopted June 30, 2009
•	FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly — adopted April 1, 2009
•	FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”) — adopted April 1, 2009
•	FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP No. FAS 107-1”) — adopted April 1, 2009
•	FSP No. EITF 99-20-1, Amendments to the Impairment and Interest Income Measurement Guidance of EITF Issue No. 99-20 — adopted December 31, 2008
•	FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active — adopted at issuance
•	FSP No. FAS 133-1 and FASB Interpretation (“FIN”) 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161— adopted December 31, 2008
•	FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets — adopted January 1, 2009
•	SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 — adopted January 1, 2009
•	SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statement — adopted January 1, 2009
•	SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141(R)”) — adopted January 1, 2009
•	SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — adopted January 1, 2008
•	SFAS No. 157, Fair Value Measurements — adopted January 1, 2008

In addition, the following are recent accounting pronouncements that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
•	SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 — will be adopted on September 30, 2009
New Business
MLLIC’s marketing emphasis had been on the sale of variable annuity products. These products were designed to address the retirement planning needs of Merrill Lynch & Co., Inc.’s (“ML&Co.”) clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.
Total direct deposits decreased $31.2 million and $99.1 million during the three and six month periods ended June 30, 2009 as compared to the same periods in 2008, respectively. Total direct deposits (including internal exchanges) were as follows:

	Second Quarter	Year To Date	Quarter	Year to Date
	2009	2009	2009 vs. 2008	2009 vs. 2008
	(dollars in millions)		% Change
Variable annuity deposits	$94.8	$164.8	(24.9)%	(37.7)%
All other deposits	3.6	6.7	6.6	11.1

Total direct deposits	$98.4	$171.5	(24.1)%	(36.6)%

The decrease in variable annuity deposits in the first half of 2009 was primarily due to the continuing volatile equity markets as well as the Company’s decision to discontinue selling variable annuity products. All other deposits include deposits on modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts that are no longer manufactured. Internal exchanges during the three month periods ended June 30, 2009 and 2008 were $3.5 million and $26.2 million, respectively. Internal exchanges during the six month periods ended June 30, 2009 and 2008 were $6.3 million and $47.1 million, respectively.
Financial Condition
At June 30, 2009, the Company’s assets were $10.9 billion or $261.2 million lower than the $11.1 billion in assets at December 31, 2008. Assets excluding Separate Accounts assets decreased $296.2 million. Separate Accounts assets, which represent 69% of total assets, increased $35.0 million (less than 1%) to $7.5 billion. Changes in Separate Accounts assets for the quarter were as follows:

Six
Months Ended
(dollars in millions)	June 30, 2009
Investment performance	$346.2
Deposits	169.8
Policy fees and charges	(81.6)
Surrenders, benefits and withdrawals	(399.4)

Net change	$35.0

During the first half of 2009, fixed contract owner deposits were $6.8 million and fixed contract owner withdrawals were $243.7 million.

Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.
Fixed Maturities and Equity Securities
In April 2009, the FASB issued FSP No. FAS 115-2, which replaces the requirement in FSP No. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments for management to assert that it has the intent and ability to hold an impaired debt security until recovery with the requirement that management assert if it either has the intent to sell the debt security or if it is more likely than not the entity will be required to sell the debt security before recovery of its amortized cost basis.
As permitted by the transition guidance, the Company adopted FSP No. FAS 115-2 on April 1, 2009 effective April 1, 2009 by recording an increase of $3.5 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held as of April 1, 2009. The following summarizes the components for this cumulative effect adjustment:

	Unrealized	Net Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
(dollars in millions)	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$0.3	$12.3	$12.6
Change in DAC, DSI and VOBA	—	(7.2)	(7.2)
Income tax	(0.1)	(1.8)	(1.9)

Net cumulative effect adjustment	$0.2	$3.3	$3.5

The cumulative effect adjustment was calculated for all available-for-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amounts of DAC, DSI VOBA are adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the DAC, DSI and VOBA balances for this cumulative effect adjustment.

The amortized cost and estimated fair value of investments in fixed maturity and equity securities at June 30, 2009 and December 31, 2008 were:

	June 30, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$209.8	$0.9	$(22.1)	$—	$188.6	15%
Industrial	269.2	5.2	(8.3)	0.1	266.2	21
Utility	97.7	1.6	(4.0)	—	95.3	8
Asset-backed securities
Housing related	61.8	—	(23.1)	—	38.7	3
Credit cards	41.4	2.0	—	—	43.4	4
Autos	17.9	0.1	(0.6)	—	17.4	1
Equipment lease	3.1	0.1	—	—	3.2	—
Student loan	9.4	—	—	—	9.4	1
Timeshare	1.0	—	—	—	1.0	—
Commercial mortgage-backed securities -
Non agency backed	156.1	0.3	(29.2)	—	127.2	10
Residential mortgage-backed securities
Agency backed	97.4	3.2	(0.2)	—	100.4	8
Non agency backed	30.4	—	(11.3)	—	19.1	2
Municipals — tax exempt	1.6	—	(0.1)	—	1.5	—
Government and government agencies
United States	301.8	2.9	(7.8)	—	296.9	24
Foreign	17.3	0.2	(0.1)	—	17.4	2

Total fixed maturity securities	1,315.9	16.5	(106.8)	0.1	1,225.7	99

Equity securities
Banking securities	9.2	—	(4.5)	—	4.7	—
Other financial services securities	1.7	0.1	(1.0)	—	0.8	—
Other securities	11.6	—	(3.5)	—	8.1	1

Total equity securities	22.5	0.1	(9.0)	—	13.6	1

Total	$1,338.4	$16.6	$(115.8)	$0.1	$1,239.3	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in a net unrealized gain position.

	December 31, 2008
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
	Cost	Gains	Losses	OTTI	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$271.5	$0.4	$(34.5)	$—	$237.4	16%
Industrial	393.4	3.7	(29.4)	—	367.7	27
Utility	140.4	0.4	(12.8)	—	128.0	9
Asset-backed securities
Housing related	66.4	1.3	(13.1)	—	54.6	4
Credit cards	42.2	—	(16.0)	—	26.2	2
Autos	23.7	—	(2.6)	—	21.1	2
Equipment lease	4.8	—	(0.4)	—	4.4	—
Student loan	10.7	—	(0.3)	—	10.4	1
Timeshare	9.9	0.1	(0.5)	—	9.5	1
Commercial mortgage-backed securities -
Non agency backed	158.9	—	(39.5)	—	119.4	9
Residential mortgage-backed securities
Agency backed	107.6	1.9	(0.6)	—	108.9	8
Non agency backed	33.1	—	(13.6)	—	19.5	1
Municipals — tax exempt	1.6	—	(0.1)	—	1.5	—
Government and government agencies
United States	229.9	17.4	—	—	247.3	18
Foreign	16.3	0.2	(0.4)	—	16.1	1

Total fixed maturity securities	1,510.4	25.4	(163.8)	—	1,372.0	99

Equity securities
Banking securities	8.6	—	(2.6)	—	6.0	—
Other financial services securities	1.5	—	(0.4)	—	1.1	—
Other securities	11.6	—	(5.2)	—	6.4	1

Total equity securities	21.7	—	(8.2)	—	13.5	1

Total	$1,532.1	$25.4	$(172.0)	$—	$1,385.5	100%

MLLIC regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities, cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of June 30, 2009. Two issuers represent more than 5% of the total unrealized loss position. The Company’s largest single issuer unrealized loss is $7.8 million and relates to US Treasuries. The Company’s next largest single issuer unrealized loss is $5.7 million and relates to GSR Mortgage Loan Tranche 2005-AR5. This is a securitized portfolio of residential mortgage-backed securities (“RMBS”) containing fixed income positions where our holding is rated investment grade.
At June 30, 2009 and December 31, 2008, approximately $100.4 million (or 41%) and $108.9 million (or 44%), respectively, of RMBS and commercial mortgage-backed securities (“CMBS”) holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

The following tables summarize the Company’s CMBS exposure by rating and vintage at June 30, 2009 and December 31, 2008:

	June 30, 2009
			Gross
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI

AAA — Senior	$109.7	$101.3	$(8.4)
AAA — Mezzanine	16.9	9.5	(7.4)
AAA — Junior	11.2	5.5	(5.7)
AA	13.7	8.2	(5.5)
A	4.6	2.7	(1.9)

Total	$156.1	$127.2	$(28.9)

	December 31, 2008
			Gross
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI

AAA — Senior	$112.8	$95.7	$(17.1)
AAA — Mezzanine	16.9	8.8	(8.1)
AAA — Junior	11.1	4.7	(6.4)
AA	13.6	7.6	(6.0)
A	4.5	2.6	(1.9)

Total	$158.9	$119.4	$(39.5)

	June 30, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total

AAA — Senior (a)	$34.0	$49.1	$18.2	$—	$—	$101.3
AAA — Mezzanine	—	6.7	2.8	—	—	9.5
AAA — Junior	4.4	1.1	—	—	—	5.5
AA	8.2	—	—	—	—	8.2
A	2.7	—	—	—	—	2.7

Total	$49.3	$56.9	$21.0	$—	$—	$127.2

	December 31, 2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total

AAA — Senior (a)	$32.8	$—	$45.3	$17.6	$—	$95.7
AAA — Mezzanine	—	—	6.5	2.3	—	8.8
AAA — Junior	—	3.7	1.0	—	—	4.7
AA	7.6	—	—	—	—	7.6
A	2.6	—	—	—	—	2.6

Total	$43.0	$3.7	$52.8	$19.9	$—	$119.4

(a)	All 2004 & Prior AAA’s are classified as ‘AAA — Senior’. This was prior to the market convention of Credit Enhanced tiering within AAA’s, which started in 2005.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2009 and December 31, 2008 by rating agency equivalent were:

	June 30, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$648.9	$605.1	$634.5	$599.5
AA	102.2	94.4	105.9	96.7
A	216.3	210.0	344.4	323.2
BBB	286.7	268.3	347.5	297.5
Below investment grade	61.8	47.9	78.1	55.1

Total fixed maturity securities	$1,315.9	$1,225.7	$1,510.4	$1,372.0

Investment grade	95%	96%	95%	96%
Below investment grade	5%	4%	5%	4%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2009 and December 31, 2008, approximately $40.5 million (or 3%) and $39.9 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized losses incurred during the three month period ended June 30, 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI(1)
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$5.0	$5.2	$(0.2)
Industrial	11.0	11.1	(0.1)
Utility	1.1	1.1	—
Residential mortgage-backed securities — agency backed	12.5	12.5	—
Government and government agencies — United States	124.2	126.1	(1.9)

Total fixed maturities and equity securities	153.8	156.0	(2.2)

Greater than 90 days but less than or equal to 180 days
Corporate bonds
Financial services	2.2	2.5	(0.3)
Industrial	4.1	4.9	(0.8)
Asset-backed securities — housing related	15.6	20.0	(4.4)
Commercial mortgage-backed securities — non agency backed	7.0	7.0	—
Government and government agencies — United States	83.5	89.5	(6.0)

Total fixed maturities and equity securities	$112.4	$123.9	$(11.5)

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI(1)
Investment Grade Securities (continued)
Greater than 180 days but less than or equal to 270 days
Corporate bonds
Financial services	$8.7	$10.9	$(2.2)
Industrial	2.5	2.6	(0.1)
Asset-backed securities — student loan	2.7	2.7	—
Commercial mortgage-backed securities — non agency backed	40.8	50.7	(9.9)
Residential mortgage-backed securities — agency backed	6.6	6.7	(0.1)

Total fixed maturities and equity securities	61.3	73.6	(12.3)

Greater than 270 days but less than or equal to one year
Corporate bonds
Financial services	16.8	18.7	(1.9)
Industrial	13.5	14.0	(0.5)
Utility	10.4	10.9	(0.5)
Asset-backed securities
Housing related	11.3	17.2	(5.9)
Autos	11.4	12.0	(0.6)
Student loan	4.7	4.7	—
Commercial mortgage-backed securities — non agency backed	37.7	42.8	(5.1)

Total fixed maturities and equity securities	105.8	120.3	(14.5)

Greater than one year
Corporate bonds
Financial services	95.6	109.5	(13.9)
Industrial	54.5	56.9	(2.4)
Utility	30.0	32.6	(2.6)
Asset-backed securities — housing related	7.7	15.4	(7.7)
Commercial mortgage-backed securities — non agency backed	21.6	35.8	(14.2)
Residential mortgage-backed securities — non agency backed	19.1	30.4	(11.3)
Municipals — tax exempt	0.8	0.9	(0.1)
Equity securities
Banking securities	1.8	2.6	(0.8)
Other securities	8.1	11.6	(3.5)

Total fixed maturities and equity securities	$239.2	$295.7	$(56.5)

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$128.3	$146.8	$(18.5)
Industrial	85.6	89.5	(3.9)
Utility	41.5	44.6	(3.1)
Asset-backed securities
Housing related	34.6	52.6	(18.0)
Autos	11.4	12.0	(0.6)
Student loan	7.4	7.4	—
Commercial mortgage-backed securities — non agency backed	107.1	136.3	(29.2)
Residential mortgage-backed securities
Agency backed	19.1	19.2	(0.1)
Non agency backed	19.1	30.4	(11.3)
Municipals — tax exempt	0.8	0.9	(0.1)
Government and government agencies — United States	207.7	215.6	(7.9)
Equity securities
Banking securities	1.8	2.6	(0.8)
Other securities	8.1	11.6	(3.5)

Total fixed maturities and equity securities	$672.5	$769.5	$(97.0)

Total number of securities in a continuous unrealized loss position			135

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in an unrealized gain position. Therefore, the OTTI security is excluded from this disclosure of securities in unrealized loss positions.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$35.5	$39.0	$(3.5)
Industrial	49.2	51.4	(2.2)
Utility	43.4	45.5	(2.1)
Asset-backed securities
Housing related	3.0	4.4	(1.4)
Credit cards	7.2	7.5	(0.3)
Autos	0.4	0.4	—
Student loan	5.2	5.3	(0.1)
Commercial mortgage-backed securities — non agency backed	58.3	73.6	(15.3)
Residential mortgage-backed securities — agency backed	7.5	8.1	(0.6)
Government and government agencies — United States	55.1	55.1	—
Equity securities — banking securities	2.7	3.7	(1.0)

Total fixed maturities and equity securities	$267.5	$294.0	$(26.5)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities (continued)
Greater than 90 days but less than or equal to 180 days
Corporate bonds
Financial services	$35.3	$37.2	$(1.9)
Industrial	29.9	33.2	(3.3)
Utility	7.8	10.9	(3.1)
Asset-backed securities
Housing related	19.3	20.4	(1.1)
Credit cards	10.2	24.7	(14.5)
Autos	13.2	15.0	(1.8)
Student loan	5.2	5.3	(0.1)
Equipment lease	4.4	4.8	(0.4)
Timeshare	3.3	3.8	(0.5)
Commercial mortgage-backed securities — non agency backed	40.7	49.4	(8.7)
Government and government agencies — foreign	2.7	2.8	(0.1)
Equity securities — banking securities	3.2	4.8	(1.6)

Total fixed maturities and equity securities	175.2	212.3	(37.1)

Greater than 180 days but less than or equal to 270 days
Corporate bonds
Financial services	92.2	103.8	(11.6)
Industrial	107.3	116.5	(9.2)
Utility	33.7	37.4	(3.7)
Asset-backed securities
Housing related	6.2	10.6	(4.4)
Credit cards	4.6	5.1	(0.5)
Autos	7.5	8.4	(0.9)
Residential mortgage-backed securities — non-agency backed	19.3	32.9	(13.6)

Total	270.8	314.7	(43.9)

Greater than 270 days but less than or equal to one year
Corporate bonds
Financial services	34.7	49.7	(15.0)
Industrial	4.5	5.3	(0.8)
Utility	14.7	16.2	(1.5)
Asset-backed securities
Housing related	2.7	4.8	(2.1)
Credit cards	4.3	5.0	(0.7)
Commercial mortgage-backed securities — non agency backed	20.3	35.9	(15.6)
Muncipals — tax exempt	0.8	0.9	(0.1)
Equity securities — other securities	6.4	11.6	(5.2)

Total fixed maturities and equity securities	$88.4	$129.4	$(41.0)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$197.7	$229.7	$(32.0)
Industrial	190.9	206.4	(15.5)
Utility	99.5	110.0	(10.5)
Asset-backed securities
Housing related	31.2	40.2	(9.0)
Credit cards	26.2	42.2	(16.0)
Autos	21.1	23.7	(2.6)
Student loan	10.4	10.7	(0.3)
Equipment lease	4.4	4.8	(0.4)
Timeshare	3.3	3.8	(0.5)
Commercial mortgage-backed securities — non agency backed	119.4	158.9	(39.5)
Residential mortgage-backed securities
Agency backed	7.5	8.1	(0.6)
Non agency backed	19.3	32.9	(13.6)
Municipals — tax exempt	0.8	0.9	(0.1)
Government and government agencies
United States	55.1	55.1	—
Foreign	2.7	2.8	(0.1)
Equity securities
Banking securities	6.0	8.6	(2.6)
Other securities	6.4	11.6	(5.2)

Total fixed maturities and equity securities	$801.9	$950.4	$(148.5)

Total number of securities in a continuous unrealized loss position			283
Details underlying securities in a continuous gross unrealized loss position for below investment grade securities were as follows:

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Financial services	$0.6	$0.6	$—
Industrial	5.1	5.5	(0.4)
Equity securities
Banking securities	1.0	1.8	(0.8)
Other financial services securities	0.6	1.6	(1.0)

Total fixed maturities and equity securities	7.3	9.5	(2.2)

Greater than 90 days but less than or equal to 180 days
Corporate bonds — industrial	1.2	1.9	(0.7)

Total fixed maturities and equity securities	$1.2	$1.9	$(0.7)

	June 30, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities (continued)
Greater than 180 days but less than or equal to 270 days
Corporate bonds
Industrial	$6.0	$7.1	$(1.1)
Utility	0.4	0.5	(0.1)
Asset-backed securities — housing related	4.1	9.3	(5.2)

Total fixed maturities and equity securities	10.5	16.9	(6.4)

Greater than 270 days but less than or equal to one year
Corporate bonds
Financial services	2.1	2.4	(0.3)
Industrial	10.5	12.2	(1.7)
Government and government agencies — foreign	1.7	1.7	—
Equity securities — banking securities	2.0	4.8	(2.8)

Total fixed maturities and equity securities	16.3	21.1	(4.8)

Greater than one year
Corporate bonds
Financial services	4.0	7.3	(3.3)
Industrial	3.5	4.1	(0.6)
Utility	6.5	7.3	(0.8)

Total fixed maturities and equity securities	14.0	18.7	(4.7)

Total of all below investment grade securities
Corporate bonds
Financial services	6.7	10.3	(3.6)
Industrial	26.3	30.8	(4.5)
Utility	6.9	7.8	(0.9)
Asset-backed securities — housing related	4.1	9.3	(5.2)
Government and government agencies — foreign	1.7	1.7	—
Equity securities
Banking securities	3.0	6.6	(3.6)
Other financial services securities	0.6	1.6	(1.0)

Total fixed maturities and equity securities	$49.3	$68.1	$(18.8)

Total number of securities in a continuous unrealized loss position			39

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI. As of June 30, 2009, the unrealized balance in OCI-OTTI is in an unrealized gain position. Therefore, the OTTI security is excluded from this disclosure of securities in unrealized loss positions.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Below Investment Grade Securities
Less than or equal to 90 days
Corporate bonds
Industrial	$14.3	$18.2	$(3.9)
Utility	0.3	0.5	(0.2)
Asset-backed securities — housing related	5.1	9.2	(4.1)

Total	19.7	27.9	(8.2)

Greater than 90 days but less than or equal to 180 days
Corporate bonds
Financial services	3.7	5.7	(2.0)
Industrial	13.8	20.6	(6.8)
Government and government agencies — foreign	1.5	1.7	(0.2)

Total	19.0	28.0	(9.0)

Greater than 180 days but less than or equal to 270 days
Corporate bonds
Industrial	2.8	4.1	(1.3)
Utility	5.1	7.3	(2.2)

Total	7.9	11.4	(3.5)

Greater than 270 days but less than or equal to one year
Corporate bonds
Financial services	1.0	1.5	(0.5)
Industrial	1.1	2.9	(1.8)
Equity securities — other financial services securities	1.1	1.6	(0.5)

Total	3.2	6.0	(2.8)

Total of all below investment grade securities
Corporate bonds
Financial services	4.7	7.2	(2.5)
Industrial	32.0	45.8	(13.8)
Utility	5.4	7.8	(2.4)
Asset-backed securities — housing related	5.1	9.2	(4.1)
Government and government agencies — foreign	1.5	1.7	(0.2)
Equity securities — other financial services securities	1.1	1.6	(0.5)

Total	$49.8	$73.3	$(23.5)

Total number of securities in a continuous unrealized loss position			47
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 16% and 14% of total gross unrealized losses and OTTI on all available-for-sale securities at June 30, 2009 and December 31, 2008, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2009.

Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		June 30, 2009
				Gross
	Ratio of Amortized	Estimated		Unrealized
	Cost to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to 90 days

	70% to 100%	$5.7	$6.1	$(0.4)
	40% to 70%	1.0	1.8	(0.8)
	Below 40%	0.6	1.6	(1.0)

Less than or equal to 90 days total		7.3	9.5	(2.2)

Greater than 90 days but less than or equal to 180 days

	40% to 70%	1.2	1.9	(0.7)

Greater than 90 days but less than or equal to 180 days total		1.2	1.9	(0.7)

Greater than 180 days but less than or equal to 270 days

	70% to 100%	5.4	5.6	(0.2)
	40% to 70%	5.1	11.3	(6.2)

Greater than 180 days but less than or equal to 270 days total		10.5	16.9	(6.4)

Greater than 270 days but less than or equal to one year

	70% to 100%	13.7	15.3	(1.6)
	40% to 70%	2.6	5.8	(3.2)

Greater than 270 days but less than or equal to one year total		16.3	21.1	(4.8)

Greater than one year

	70% to 100%	10.0	11.4	(1.4)
	40% to 70%	4.0	7.3	(3.3)

Greater than one year total		14.0	18.7	(4.7)

Total		$49.3	$68.1	$(18.8)

		December 31, 2008
				Gross
	Ratio of Amortized	Estimated		Unrealized
	Cost to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to 90 days

	70% to 100%	$12.3	$13.7	$(1.4)
	40% to 70%	6.7	12.3	(5.6)
	Below 40%	0.7	1.9	(1.2)

Less than or equal to 90 days total		19.7	27.9	(8.2)

Greater than 90 days but less than or equal to 180 days

	70% to 100%	10.2	11.9	(1.7)
	40% to 70%	8.0	13.8	(5.8)
	Below 40%	0.8	2.3	(1.5)

Greater than 90 days but less than or equal to 180 days total		19.0	28.0	(9.0)

Greater than 180 days but less than or equal to 270 days

	70% to 100%	3.4	4.3	(0.9)
	40% to 70%	4.3	6.4	(2.1)
	Below 40%	0.2	0.7	(0.5)

Greater than 180 days but less than or equal to 270 days total		7.9	11.4	(3.5)

Greater than 270 days but less than or equal to one year

	70% to 100%	1.9	2.6	(0.7)
	40% to 70%	1.0	1.5	(0.5)
	Below 40%	0.3	1.9	(1.6)

Greater than 270 days but less than or equal to one year total		3.2	6.0	(2.8)

Total		$49.8	$73.3	$(23.5)

The majority of assets depressed over 20% as well as over 40% for greater than one year are primarily related to subprime asset-backed securities (“ABS”) housing related and RMBS.  As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of June 30, 2009.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories.  In recent years, the market for these loans has expanded rapidly.  During that time, however, lending practices and credit assessment standards grew steadily weaker.  As a result, the market is now experiencing a sharp increase in the number of loan defaults.  Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance.

The following tables provide the subprime mortgage exposure by rating and estimated fair value by vintage at June 30, 2009 and December 31, 2008:

	June 30, 2009
			Gross
		Estimated	Unrealized
	Amortized	Fair	Losses and
(dollars in millions)	Cost	Value	OTTI
First lien — fixed
AAA	$35.5	$26.8	$(8.7)
AA	4.9	1.9	(3.0)
Below BBB	9.3	4.1	(5.2)
Second lien (a)
AAA	0.5	0.5	—
BBB	7.4	2.7	(4.7)

Total	$57.6	$36.0	$(21.6)

	December 31, 2008
			Gross
		Estimated	Unrealized
	Amortized	Fair	Losses and
(dollars in millions)	Cost	Value	OTTI
First lien — fixed
AAA	$41.3	$38.1	$(3.2)
AA	4.9	2.1	(2.8)
Below BBB	9.2	5.1	(4.1)
Second lien (a)
AAA	1.2	1.2	—
BBB	5.5	5.2	(0.3)

Total	$62.1	$51.7	$(10.4)

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

	June 30, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
First lien — fixed
AAA	$23.2	$2.4	$1.0	$—	$—	$26.6
AA	—	—	2.0	—	—	2.0
Below BBB	—	—	4.1	—	—	4.1
Second lien (a)
AAA	0.5	—	—	—	—	0.5
BBB	—	2.8	—	—	—	2.8

Total	$23.7	$5.2	$7.1	$—	$—	$36.0

	December 31, 2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total
First lien — fixed
AAA	$26.3	$7.6	$2.7	$1.5	$—	$38.1
AA	—	—	—	2.1	—	2.1
Below BBB	—	—	—	5.1	—	5.1
Second lien (a)
AAA	—	1.2	—	—	—	1.2
BBB	—	—	5.2	—	—	5.2

Total	$26.3	$8.8	$7.9	$8.7	$—	$51.7

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.
OTTI
The Company’s impairment losses were $5.2 million and $1.0 million for the six month periods ended June 30, 2009 and 2008, respectively, net of value of business acquired amortization. The Company’s impairment losses were $1.1 million and $0.5 million for the three month periods ended June 30, 2009 and 2008, respectively, net of value of business acquired amortization. The Company impaired its holding in Lear Corp to discounted cash flows in the first six months of 2009 for $1.1 million.  Lear, a leading supplier of automotive products, has experienced declining demand for automotive products compounded by the bankruptcies of two of its largest customers.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the unrealized losses and determined the position to be impaired as of June 30, 2009.  Eighteen unique issuers accounted for the remaining gross impairment of $7.4 million. The Company adopted FSP No. FAS 115-2 effective April 1, 2009.  The gross cumulative effect of this adoption was a $12.6 million adjustment to retained earnings and amortized cost for fixed maturity securities and cost for equity securities for the non credit related portion of previously recorded impairments on securities still in inventory upon adoption of the FSP.   Of this, $3.5 million related to non credit impairments previously recorded in income during the first quarter of 2009.
Mortgage Loans on Real Estate
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on commercial real estate at June 30, 2009 and December 31, 2008 was $67.3 million and $70.8 million, respectively.
All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company perform for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at June 30, 2009 and December 31, 2008. At June 30, 2009 and December 31, 2008, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.
Liquidity and Capital Resources
Liquidity
MLLIC’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. MLLIC has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. MLLIC anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of June 30, 2009 and December 31, 2008, MLLIC’s assets included $1.8 billion and $1.7 billion, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During the first half of 2009 and 2008, the Company did not pay any cash dividends to AUSA or receive any capital contributions from AUSA.

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
The following table summarizes MLLIC’s ratings as of August 13, 2009:

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
Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of June 30, 2009:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions) (a)	Year	Years	Years	Years	Total
General accounts	$151.7	$281.0	$249.0	$1,249.8	$1,931.5
Separate Accounts	833.1	1,718.9	1,489.3	6,156.7	10,198.0

	$984.8	$1,999.9	$1,738.3	$7,406.5	$12,129.5

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At June 30, 2009 and December 31, 2008, the Company’s estimated liability for future guaranty fund assessments was $5.2 million and $5.7 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations
For the three month periods ended June 30, 2009 and 2008, MLLIC recorded net income of $37.7 million and $15.4 million, respectively. The increase in earnings during the three month period ended June 30, 2009 as compared to the same period in 2008 was primarily a result a decrease in policy benefits related to guarantees and a decrease in the 2009 tax valuation allowance partially offset by a decline in policy charge revenue and 2009 net realized investment losses.
For the six month periods ended June 30, 2009 and 2008, MLLIC recorded net income (loss) of ($200.1) million and $28.6 million, respectively. The decline in earnings during the six month period ended June 30, 2009 as compared to the same period in 2008 was primarily a result of a decline in policy charge revenue, net realized investment losses, an increase in policy benefits, the 2009 VOBA impairment, and the 2009 tax valuation allowance on deferred tax assets.
Policy charge revenue decreased $15.7 million (or 25%) and decreased $32.6 million (or 25%), respectively, during the three and six month periods ended June 30, 2009, as compared to the same periods in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Asset-based policy charge revenue	$(12.0)	$(25.4	) (a)
Guaranteed benefit based policy charge revenue	0.1	0.9
Non-asset based policy charge revenue	(3.8)	(8.1	) (b)

	$(15.7)	$(32.6)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during 2009 as compared to 2008.

(b)	The decrease in non-asset based policy charges is primarily due to the run-off of the life business as well as less paid up additions in the first quarter 2009 as a result of poor equity market performance in 2008.
Net realized investment gains (losses) decreased $41.3 million and $23.1 million, respectively, during the current three and six month periods ended June 30, 2009, as compared to the same periods in 2008. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Credit related gains (losses)	$(1.1)	$(5.3	) (a)
Interest related gains (losses)	—	(1.8	) (b)
Equity related gains (losses)	(40.1)	(19.2	) (c)
Associated amortization of VOBA	(0.1)	3.2

	$(41.3)	$(23.1)

Write-downs for OTTI included in net realized investment gains (losses)	$(0.6)	$(7.5)

(a)	The increase in credit related losses during 2009 were primarily due to additional impairments on securities that were impaired during the fourth quarter 2008 as a result of deterioration in the estimated fair value of the securities as well as impairments taken on securities for which the Company participated in exchanges/tender offers on those securities during 2009.

(b)	The increase in interest related losses during 2009 was primarily due to an increase in impairments.

(c)	The change in equity related gains (losses) principally relates to increases in net losses on futures contracts in the first half of 2009 as compared to net gains on futures contracts in 2008.

Policy benefits decreased $36.1 million and increased $12.0 million, respectively, during the current three and six month periods ended June 30, 2009 as compared to the same periods in 2008. The following table provides the changes in policy benefits by type:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Annuity benefit unlocking	$(5.2)	$46.5	(a)
Annuity benefit expense	(32.2)	(37.2	) (b)
Amortization of deferred sales inducements	1.3	2.9	(c)
Life insurance mortality expense	—	(0.2)

	$(36.1)	$12.0

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The decrease in annuity benefit expense was primarily driven by the change in reserve for the embedded derivatives as compared to the same period in 2008. This was primarily a result of the risk neutral rates increasing relative to the same period in 2008 where the risk neutral rates decreased.

(c)	During the year 2008, the Company experienced lower than expected gross profits for amortization as a result of increases in reserves for guaranteed benefits.
Reinsurance premiums ceded decreased $2.9 million and $7.6 million during the current three and six month periods ended June 30, 2009 as compared to the same periods in 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.
Amortization (accretion) of deferred policy acquisition costs was $5.6 million and ($0.2) million during the current three month periods ended June 30, 2009 and 2008, respectively. Amortization (accretion) of deferred policy acquisition costs was $10.9 million and ($0.2) million during the current six month periods ended June 30, 2009 and 2008, respectively. For the three and six month periods ended June 30, 2009, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.5 million and $0.4 million, respectively. For the three and six month periods ended June 30, 2008, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.7 million and $2.6 million, respectively. During the first half of 2009, the Company experienced lower than expected gross profits for amortization as a result of increases in reserves for guaranteed benefits. During the first six months of 2008, the Company experienced negative gross profits on new business resulting principally from the increase in the GMWB reserves and higher expenses, resulting in accretion and unlocking was limited to the accumulated deferred expenses.
Amortization and impairment of VOBA was $24.5 million and $140.8 million for the three and six month periods ended June 30, 2009, respectively. Amortization of VOBA was $22.4 million and $33.4 million for the three and six month periods ended June 30, 2008, respectively. For the three month period ended June 30, 2009, there was no impairment charge. During the first quarter 2009, there was an impairment charge of $63.9 million. In addition, for the three and six month periods ended June 30, 2009, there was unfavorable unlocking of $1.1 million and $86.3 million, respectively. For the three and six month periods ended June 30, 2008, there was favorable unlocking of $3.8 million and $2.0 million, respectively. There were no impairment charges for the three and six month periods ended June 30, 2008.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangibles balance which included the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for the three and six month periods ended June 30, 2008 was $1.2 million and $2.4 million, respectively.

Insurance expenses and taxes increased $0.8 million (or 5%) and $0.2 million (or 1%) in the current three and six month periods ended June 30, 2009 as compared to the same periods in 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Six Months
(dollars in millions)	2009 vs. 2008	2009 vs. 2008
Commissions	$(2.8)	$(5.7	) (a)
General insurance expense	3.9	6.3	(b)
Taxes, licenses, and fees	(0.3)	(0.4)

	$0.8	$0.2

(a)	The decrease in commissions is primarily due to a decline in the trail commissions paid as a result of decreased average variable account balances in 2009 compared to 2008.

(b)	The increase in general insurance expenses is primarily due to increased transition and system conversion related expenses.
Segment Information
The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.
ITEM 4T. Controls and Procedures
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings.
Nothing to report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
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

MERRILL LYNCH LIFE INSURANCE COMPANY
/s/ James D. Purvis
James D. Purvis
Vice President, Treasurer, and Chief Financial Officer

Date: August 13, 2009

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