Form 10-K
period 2009-12-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2010-03-25
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863; 333-34192; 333-133223; 333-133225

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes __ No

      Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes [  ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I
Item 1. Business
Merrill Lynch Life Insurance Company (“MLLIC”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.
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
The Registrant is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Registrant is currently subject to primary regulation by the Arkansas Insurance Department.
The Registrant is currently licensed in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2009, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Texas, 11%, Illinois, 11%, California, 9%, Florida, 8%, and Michigan, 6%, as measured by total contract owner deposits. During 2009, the Company, in addition to no longer issuing life insurance products, is no longer issuing variable annuity and market value adjusted annuity products.
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
Item 1A. Risk Factors
Risk Factors that Could Affect Merrill Lynch Life Insurance Company
In the course of conducting its business operations, MLLIC could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect MLLIC’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures. Other factors besides those discussed below or elsewhere in this Annual Report also could adversely affect our business and operations, and the following risk factors should not be considered a complete list of potential risks that may affect the Company.
Economic Environment
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs and cost of capital, as well as our access to capital
Since mid 2007, the capital and credit markets have been experiencing extreme volatility and disruption. Beginning in the second half of 2008, the volatility and disruption reached unprecedented levels and the markets have exerted downward pressure on availability of liquidity and credit capacity for certain issuers. Although market conditions have begun to improve in recent months, our results of operations, financial condition, cash flows and statutory capital position could be materially affected by continued disruptions in the capital and credit markets.
We maintain a level of cash and securities which, combined with expected cash inflows from investments and operations, is believed adequate to meet anticipated short-term and long-term benefit obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic conditions. In addition, disruptions, uncertainty, or volatility in the capital and credit markets may limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, fund redemption requests, and generate fee income and market related revenue to meet liquidity needs. As such, we may be forced to utilize available internal resources or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

Our operating environment remains challenging in light of uncertainty about the timing and strength of an economic recovery and the impact of governmental budgetary and regulatory initiatives. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment, particularly if economic conditions deteriorate from their current levels or regulatory requirements change significantly, and we may be required to or we may seek to raise additional capital or take other strategic or financial actions which could materially affect our results of operations, financial condition and liquidity
Persistent volatility in financial markets and uncertainty about the timing and strength of a recovery in the U.S. economy adversely affected our business and results in 2009. Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining U.S. real estate market, inflation, energy costs and geopolitical issues have contributed to the increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated a recession. In addition, the fixed income markets have experienced a period of extreme volatility which has negatively impacted market liquidity conditions. Initially, the concerns on the part of market participants were focused on the subprime segment of the mortgage-backed securities market. However, these concerns have expanded to include a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events, and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Although market conditions have begun to improve in recent months, these events and the continuing market upheavals have had and may continue to have a material effect on the value of our investment portfolio. In the event of extreme prolonged market events, such as the global credit crisis, we could incur significant losses. Even in the absence of a market downturn, we are exposed to substantial risk of loss due to market volatility.
We are exposed to significant financial and capital markets risks including changes in interest rates, credit spreads, equity prices, market volatility, performance of the economy, in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and sustained increases in interest rates may result in policyholders surrendering their contracts which may require us to liquidate assets in an unrealized loss position. Conversely, due to the long-term nature of some of our liabilities, sustained declines in interest rates may subject us to reinvestment risk.
The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments. Credit spread tightening will reduce net investment income associated with new purchases of fixed maturities. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material effect on our results of operations or financial condition. Continuing challenges include continued weakness in the residential and commercial real estate market and increased mortgage delinquencies, investor anxiety over the U.S. economy, and rating agency downgrades of various structured products and financial issuers. If significant, continued volatility, changes in interest rates, changes in credit spreads and defaults, a lack of pricing transparency, market liquidity, and declines in equity prices could continue to have a material effect on our results of operations, financial condition or cash flows through realized losses, impairments, and changes in unrealized positions.
The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The decline in equity markets over the last two years has significantly reduced the account values and related fee income during that period. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Due to declines in equity markets, our liability for these guaranteed benefits has significantly increased and our statutory capital position has decreased. Further sustained declines in equity markets may result in the need to devote significant additional capital to support these products.
Regulatory developments relating to the recent financial crisis may also significantly affect our operations in ways that we cannot predict. U.S. governmental or regulatory authorities, including the Securities and Exchange Commission, the New York Stock Exchange or the Financial Industry Regulatory Authority (“FINRA”), are considering enhanced or new regulatory requirements intended to prevent future crises or otherwise stabilize the institutions under their supervision. New regulations will likely affect critical matters, including capital requirements, and published proposals by insurance regulatory authorities that could reduce the pressure on our capital position may not be adopted or may be adopted in a form that does not afford as much capital relief as anticipated. If we fail to manage the impact of these developments effectively, our results of operations and financial condition could be materially affected.

Competitive Environment
Competitive factors may adversely affect financial results
Our competitors have applied for, and in some cases obtained, business method patents on such things as investment techniques, computerized methods of contract administration, and strategies to avoid or reduce taxes among others. Competition with such companies may materially affect our results of operations.
Regulatory and Legislative Risks
The insurance industry is heavily regulated and changes in regulation may adversely affect our results of operations
The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future.
State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.
Federal legislation and administrative policies in areas such as financial services regulation and federal taxation can adversely affect our results of operations. New interpretations of existing laws and the passage of new legislation may increase our claims exposure on policies we have issued previously, thus having an adverse effect on financial results.
Potential changes in federal or state tax laws, including changes impacting the availability of the Separate Accounts dividend received deduction, may adversely affect our business, results of operations, and financial condition
Changes in federal and state tax laws could make certain products the Company has sold less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers and potential customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds. In addition, the Company benefits from certain tax benefits, such as dividends received deductions and tax credits.
Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. Although the specific form of any such potential legislation is uncertain, it may include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in lapses of policies currently held and/or the incurrence of higher corporate taxes which could have a material adverse effect on financial condition and results of operations.
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

Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may result in higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. The mean reversion process will generally minimize changes in the rate of DAC, DSI and VOBA amortization as future market growth rates are adjusted to counter the current period market returns, subject to a floor and a cap return. For more information on DAC, DSI, and VOBA amortization, see “Item 6—Management’s Narrative Analysis of Results of Operations—Critical Accounting Policies” below.
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

In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments then available. Moreover, borrowers may prepay fixed income securities in our general account in order to borrow at lower market rates, which exacerbates this risk. As we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.
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
Liquidity Risk
Business and financial results may be adversely affected by an inability to sell assets to meet maturing obligations
We could be exposed to liquidity risk, which is the risk that we cannot quickly convert invested assets to cash without incurring significant losses. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability to sell assets to meet maturing obligations, a negative change in its credit ratings, or regulatory capital restrictions, may have an adverse effect on financial results.
Our participation in a securities lending program subjects us to potential liquidity and other risks
We participate in a securities lending program whereby fixed income securities are loaned by our agent bank to third parties, primarily major brokerage firms and commercial banks. The borrowers of our securities provide us with collateral, typically in cash, which we separately maintain. We invest such cash collateral in other securities, primarily in commercial paper and money market or other short-term funds.
Almost all securities on loan under the program can be returned to us by the borrower at any time. Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (e.g. securities that we have purchased with cash received from third parties) may exceed the term of the related securities on loan and/or the market value of these securities may fall below the amount of cash we are obligated to return to the borrower of our loaned securities. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful capital market and economic conditions, such as those conditions we have experienced recently, liquidity broadly deteriorates, which may further restrict our ability to sell securities.
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

Other Risks
Environmental liability exposure from our commercial mortgage loan portfolio may adversely affect our results of operations and financial condition
Liability under environmental protection laws resulting from our commercial mortgage loan portfolio may adversely affect our results of operation. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on the property should the related loan be in default. In addition, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, which could have an adverse effect on our results of operations and financial condition.
A pandemic, terrorist attack or other catastrophic event may adversely affect our results of operations and liquidity
Our mortality experience may be adversely impacted by a catastrophic event. In addition, a severe catastrophic event may cause significant volatility in global financial markets, disruptions to commerce, and reduced economic activity. The resulting macroeconomic conditions may adversely affect our cash flows as well as the value and liquidity of our invested assets. We may also experience operational disruptions if our employees are unable or unwilling to come to work due to a pandemic or other catastrophe.
A computer system failure or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows
We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions such as providing customer support, administering variable products, making changes to existing policies, filing and paying claims, managing our investment portfolios, and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics, or other events beyond our control. The failure of our computer systems for any reason could disrupt our operations, result in loss of customer business and may adversely affect our profitability.
We retain confidential information on our computer systems, including customer information and proprietary business information. Any compromise of the security of our computer systems that results in the disclosure of personally identifiable customer information could damage our reputation, expose us to litigation, increase regulatory scrutiny and require us to incur significant technical, legal, and other expenses.
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
The Company’s election to discontinue new sales at the present time creates a risk that the growth of future revenues may be limited and uncertain. Growth in revenues would thus be dependent on the market performance of the assets underlying the policies and the policy and rider fees received on a potentially declining number of policies in force
The current economic environment has presented significant challenges to the Company’s ability to issue existing products at competitive returns. Further, new products designed to combat the volatile economic environment may not be able to be administered on existing company administrative systems. The Company’s election to discontinue new sales at the present time means that future growth in revenues may be limited. The uncertainty of the performance of the securities markets would also mean that where the Company’s revenues are dependent on fees or charges based on market value of investments underlying the policies, the Company’s revenues would also be uncertain. Further, as policyholders surrender their policies and the number of policies in force is reduced, and as policyholders die or otherwise withdraw value from their policies, the revenues that the Company receives for policy and rider administration, and for mortality and expense risks will likely decline over time. However, there remain a significant number of annuity and life insurance policies in force that will continue to be serviced and are expected to continue to generate revenues for the foreseeable future.

Global climate changes may have an adverse effect on our results of operations and financial condition
Atmospheric concentrations of carbon dioxide and other greenhouse gases have increased dramatically since the industrial revolution, resulting in a gradual increase in global average temperatures and an increase in the frequency and severity of natural disasters. These trends are expected to continue in the future and have the potential to impact nearly all sectors of the economy to varying degrees. Our initial research indicates that climate change does not pose an imminent or significant threat to our operations or business, but we will continue to monitor new developments in the future.
Climate change may impact asset prices as well as general economic conditions. Governmental policies to slow climate change may have an adverse effect on investment sectors such as utilities, transportation and manufacturing. Changes in asset prices may impact the value of our fixed income and commercial mortgage loan investments. We manage our investment risks by maintaining a well-diversified portfolio, both geographically and by sector. We also monitor our investments on an ongoing basis, allowing us to adjust our exposure to sectors and/or geographical areas that face severe risks due to climate change.
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
In addition, personnel performing services for the Registrant occupy office space in Jacksonville, Florida, which is owned by ML&Co. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the transition services agreement between AUSA and ML&Co.
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

PART II
Item 4. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)	The Registrant is a wholly owned subsidiary of AUSA. There is no public trading market for the Registrant’s common stock.
During 2009 and 2008, the Registrant did not pay any dividends to AUSA. The Registrant did not receive a capital contribution from AUSA in 2009, but received a capital contribution from AUSA of $250.0 million in 2008. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 9 to the Registrant’s Financial Statements.
(b)	Not applicable.

(c)	Not applicable.
Item 5. Selected Financial Data
Information called for by this item is omitted pursuant to General Instruction I. of Form 10-K.
Item 6. Management’s Narrative Analysis of Results of Operations
This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.
Forward Looking Statements
The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:
•	Changes in general economic conditions;

•	Changes in the performance of financial markets, including emerging markets, such as with regard to:
o	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

o	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
•	The frequency and severity of insured loss events;

•	Changes affecting mortality and other factors that may impact the profitability of our insurance products;

•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;

•	Increasing levels of competition;

•	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;

•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;

•	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;

•	Acts of God, acts of terrorism, acts of war and pandemics;

•	Changes in the policies of central banks and/or governments;

•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

•	Customer responsiveness to both new products and distribution channels;

•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products; and

•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.
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

Business Overview
MLLIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. As of September 30, 2009, the Company, in addition to no longer issuing life insurance products, is no longer issuing variable annuity and market value adjusted annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”).
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
In addition, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, all 2009 and 2008 amounts are representative of the successor basis of accounting while the Statements of Income, Stockholder’s Equity, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled “Predecessor” and “Successor”, respectively.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the financial statements, and it is possible that such changes could occur in the near term.

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
The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value.
At December 31, 2009 and 2008, approximately, $161.4 million (or 12%) and $166.1 million (or 12%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Securities Lending
Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity available-for-sale securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. At December 31, 2009 and 2008, the payable for collateral under securities loaned was $149.1 million and $182.5 million, respectively.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of December 31, 2009, the Company had 570 outstanding short futures contracts with a notional amount of $158.3 million. As of December 31, 2008, the Company had 990 outstanding short futures contracts with a notional amount of $222.8 million.
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

When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans ninety days past due. The company also establishes a valuation allowance based on a percentage of the outstanding loan balance. At December 31, 2009 and 2008, there was $70.9 million and $77.1 million, respectively, in mortgage loans on real estate recorded on the Balance Sheet. The valuation allowance at December 31, 2009 was less than $0.1 million. The valuation allowance at December 31, 2008 was $0.1 million.
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
For debt securities, an OTTI must be recognized in earnings when an entity either: a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.
For the years ended December 31, 2009 and 2008, the Company recorded an OTTI in income, net of value of business acquired amortization, of $9.9 million and $8.3 million, respectively. The Company did not experience any realized investment losses due to other-than-temporary declines in fair value for the year ended December 31, 2007.
Deferred Policy Acquisition Costs (“DAC”)
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DAC asset of $26.7 million and $24.3 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.

The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2009, 2008 and 2007, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of ($2.6) million, ($7.3) million, and $26.5 million, respectively. See Note 6 to the Financial Statements for a further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DSI asset of $6.3 million and $7.2 million, respectively. See Note 6 to the Financial Statements for a further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, MLLIC utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At December 31, 2009 and 2008, the Company’s VOBA asset was $374.7 million and $581.1 million, respectively. For the years ended December 31, 2009 and 2008, the unfavorable impact to pre-tax income related to VOBA unlocking was $79.4 million and $40.4 million, respectively. For the years ended December 31, 2009 and 2008, there was an impairment charge of $63.9 million and $28.0 million, respectively. See Note 5 to the Financial Statements for a further discussion.
Other Intangibles
Other intangible assets acquired at the acquisition date are a distribution agreement, a tradename and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company.

As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance of $76.1 million at December 31, 2008. Prior to December 31, 2008, the tradename and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 5 to the Financial Statements for further discussion.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on MLLIC. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance ($139.3 million) at December 31, 2008. The remaining amount of $2.8 million at December 31, 2009 and 2008 relates to the Company’s state licenses. See Note 5 to the Financial Statements for further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2009 and 2008 were $1.6 billion and $1.8 billion, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2009 and 2008, future policy benefits were $439.6 million and $499.3 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At December 31, 2009 and 2008, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2009	2008
GMDB liability	$145.5	$145.9
GMIB liability	39.2	18.5
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2009, 2008 and 2007, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($10.4) million, ($95.8) million, and $22.0 million, respectively.
Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for variable annuities based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.

At December 31, 2009 and 2008, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2009	2008
GMWB liability	$46.0	$114.5
GMIB reinsurance asset	(58.7)	(79.1)
Unearned Policy Charge Revenue (“UPCR”) Liability for Variable Life Insurance
MLLIC’s variable universal life insurance product includes a premium load that is higher in early policy years than in later years. The excess of the initial load over the ultimate load is accreted into revenue over time in the same manner that DAC is amortized. In addition, the unearned policy charge revenue liability is subject to the same periodic reassessment as DAC. At December 31, 2007, the UPCR liability was zero as a result of the push down accounting at the acquisition date. For the year ended December 31, 2007, the unfavorable impact on pre-tax income related to UPCR unlocking was $4.8 million. See Note 6 to the Financial Statements for a further discussion.
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 8 to the Financial Statements for a further discussion.
The valuation allowance for deferred tax assets at December 31, 2009 was $145.5 million. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions. As a result of the Company’s election for federal income tax purposes of Internal Revenue Code Section 338, the predecessor is responsible for uncertain tax positions that existed prior to the acquisition date.
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
ASC 820, Fair Value Measurements and Disclosures
•	The Company adopted guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) as of the period ended December 31, 2009 (ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)).

•	The Company adopted guidance, as of the period ended December 31, 2009, which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using an approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs (ASU 2009-05, Measuring Liabilities at Fair Value).

•	The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly as of the period ended June 30, 2009. This guidance was formerly known as FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly and supersedes guidance formerly known as FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.

•	The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods as of the period ended June 30, 2009. This guidance was formerly known as FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.

•	On January 1, 2008, the Company adopted guidance providing a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. This guidance was formerly known as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

•	On January 1, 2008, the Company adopted guidance that defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This guidance was formerly known as SFAS No. 157, Fair Value Measurements.
ASC 855, Subsequent Events
The Company adopted guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. In addition, the Company adopted revisions to this guidance for the period ending December 31, 2009. This guidance was formerly known as SFAS No. 165, Subsequent Events.
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
ASC 820, Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which includes new disclosures and clarifications of existing disclosures about fair value measurements. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2009 except for disclosures about purchases, sales, issuances, and settlements in the Level 3 roll forward, which are effective for fiscal years beginning after December 15, 2010. The Company will adopt the guidance on January 1, 2010 and 2011, as appropriate.
New Business
The Company’s marketing emphasis, prior to September 30, 2009, had been on the sale of variable annuity products. These products were designed to address the retirement planning needs of ML&Co. clients. Each variable annuity product was designed to provide tax-deferred retirement savings with the opportunity for diversified investing in a wide selection of underlying mutual fund portfolios.
Total direct deposits decreased $152.3 million during 2009 as compared to 2008. Total direct deposits (including internal exchanges) were as follows:

	Successor		Predecessor
(dollars in millions)	2009	2008	2007
Variable annuity deposits	$282.8	$435.0	$752.0
All other deposits	12.5	12.6	21.0

Total direct deposits	$295.3	$447.6	$773.0

The decrease in variable annuity deposits during 2009 and 2008 was primarily due to volatile equity markets as well as the Company discontinuing the sale of variable annuity products in 2009. All other deposits include deposits on discontinued modified guaranteed annuities and immediate annuities as well as renewal deposits on existing life insurance and fixed annuity contracts. Internal exchanges during 2009, 2008 and 2007 were $10.4 million, $58.2 million and $140.2 million, respectively.
Surrenders
Policy and contract surrenders decreased $306.8 million (or 30%) to $722.9 million during 2009 as compared to 2008. Policy and contract surrenders decreased $489.3 million (or 32%) to $1,029.7 million during 2008 as compared to 2007. The decrease is primarily due to the decline in the equity markets in late 2008 and early 2009.

Financial Condition
At December 31, 2009, the Company’s assets were $11.6 billion or $499.2 million higher than the $11.1 billion in assets at December 31, 2008. Assets excluding Separate Accounts assets decreased $357.5 million. Separate Accounts assets, which represent 72% of total assets, increased $856.7 million (or 11%) to $8.3 billion. Changes in Separate Accounts assets were as follows:

(dollars in millions)	2009
Investment performance	$1,543.1
Deposits	292.4
Policy fees and charges	(183.1)
Surrenders, benefits and withdrawals	(795.7)

Net change	$856.7

During 2009, 2008 and 2007, fixed contract owner deposits were $1.9 million, $0.2 million and $0.4 million, respectively. During 2009, 2008 and 2007, fixed contract owner withdrawals were $162.0 million, $189.2 million and $166.5 million, respectively.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.
The following schedule identifies MLLIC’s general account invested assets by type at December 31:

	2009	2008
Fixed maturity securities
Investment grade fixed maturity securities	46%	47%
Below investment grade fixed maturity securities	3	2

Total fixed maturity securities	49	49

Equity securities	—	—
Cash and cash equivalents	16	15
Mortgage loans	3	3
Limited partnerships	—	1
Policy loans	32	32

	100%	100%

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

The following summarizes the components for this cumulative effect adjustment:

		Net
	Unrealized	Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
(dollars in millions)	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$0.3	$12.3	$12.6
Change in VOBA	—	(7.2)	(7.2)
Income tax	(0.1)	(1.8)	(1.9)

Net cumulative effect adjustment	$0.2	$3.3	$3.5

The cumulative effect adjustment was calculated for all available-for-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amount of VOBA is adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.
The amortized cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2009 and 2008 were:

	December 31, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$198.5	$5.1	$(4.8)	$—	$198.8	15%
Industrial	421.3	14.5	(3.3)	(0.1)	432.4	32
Utility	98.9	4.2	(0.6)	—	102.5	8
Asset-backed securities
Housing related	56.8	0.3	(8.2)	(3.4)	45.5	3
Credit cards	40.8	4.1	—	—	44.9	3
Autos	11.2	0.4	—	—	11.6	1
Equipment lease	1.8	—	—	—	1.8	—
Student loan	7.0	—	—	—	7.0	1
Timeshare	0.8	—	—	—	0.8	—
Commercial mortgage-backed securities — non agency backed	165.9	1.8	(15.5)	—	152.2	11
Residential mortgage-backed securities
Agency backed	95.1	3.4	(0.1)	—	98.4	7
Non agency backed	27.3	—	(6.4)	(1.1)	19.8	1
Municipals — tax exempt	1.6	—	(0.1)	—	1.5	—
Government and government agencies
United States	220.3	1.4	(5.9)	—	215.8	16
Foreign	12.0	0.4	(0.1)	—	12.3	1

Total fixed maturity securities	1,359.3	35.6	(45.0)	(4.6)	1,345.3	99

Equity securities
Banking securities	9.2	—	(2.9)	—	6.3	1
Other financial services securities	0.2	0.2	—	—	0.4	—
Other securities	5.8	—	(0.7)	—	5.1	—

Total equity securities	15.2	0.2	(3.6)	—	11.8	1

Total fixed maturity and equity securities	$1,374.5	$35.8	$(48.6)	$(4.6)	$1,357.1	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
	Cost	Gains	Losses	OTTI	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$271.5	$0.4	$(34.5)	$—	$237.4	16%
Industrial	393.4	3.7	(29.4)	—	367.7	27
Utility	140.4	0.4	(12.8)	—	128.0	9
Asset-backed securities
Housing related	66.4	1.3	(13.1)	—	54.6	4
Credit cards	42.2	—	(16.0)	—	26.2	2
Autos	23.7	—	(2.6)	—	21.1	2
Equipment lease	4.8	—	(0.4)	—	4.4	—
Student loan	10.7	—	(0.3)	—	10.4	1
Timeshare	9.9	0.1	(0.5)	—	9.5	1
Commercial mortgage-backed securities — non agency backed	158.9	—	(39.5)	—	119.4	9
Residential mortgage-backed securities
Agency backed	107.6	1.9	(0.6)	—	108.9	8
Non agency backed	33.1	—	(13.6)	—	19.5	1
Municipals — tax exempt	1.6	—	(0.1)	—	1.5	—
Government and government agencies
United States	229.9	17.4	—	—	247.3	18
Foreign	16.3	0.2	(0.4)	—	16.1	1

Total fixed maturity securities	1,510.4	25.4	(163.8)	—	1,372.0	99

Equity securities
Banking securities	8.6	—	(2.6)	—	6.0	—
Other financial services securities	1.5	—	(0.4)	—	1.1	—
Other securities	11.6	—	(5.2)	—	6.4	1

Total equity securities	21.7	—	(8.2)	—	13.5	1

Total fixed maturity and equity securities	$1,532.1	$25.4	$(172.0)	$—	$1,385.5	100%

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities (“ABS”), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of December 31, 2009.
Five issuers represent more than 5% of the total unrealized loss position, which is comprised of one commercial mortgage-backed security (“CMBS”) holding, one ABS subprime mortgage, one Treasury bond and two residential mortgage-backed securities (“RMBS”). The Company’s largest single issuer unrealized loss is $5.9 million and relates to US Treasuries. The Company’s CMBS unrealized loss is $3.8 million and relates to Citigroup Commercial Mortgage Tranche 2004-C1. This is a CMBS that contains fixed income positions where our holding is rated investment grade. The Company’s ABS subprime mortgage unrealized loss is $3.4 million and relates to Lehman XS Tranche 2007-9, which is a first lien-fixed rate subprime mortgage security that is rated below investment grade. Due to an adverse change in cash flows, Lehman XS Tranche 2007-9 was impaired to discounted cash flows as of December 31, 2009. The Company’s RMBS unrealized loss is $6.4 million and relates to GSR Mortgage Loan Tranche 2005-AR5 and SASCO 2008-03. GSR Mortgage Loan Tranche 2005-AR5 and SASCO 2008-03 are securitized portfolios of RMBS that contain fixed income positions where our holdings are rated below investment grade and investment grade, respectively.

Financial Services Sector

MLLIC’s $4.8 million of gross unrealized losses within the financial services sector has an estimated fair value of $68.2 million. The majority of the unrealized loss in the financial services sector relates to the banking sub-sector which has $4.8 million of gross unrealized losses on securities with an estimated fair value of $62.0 million. Companies within MLLIC’s financial services sector are generally high in credit quality and, as a whole, represent a large portion of the corporate debt market. The extreme stress on the capital base of banks within the sector has been significantly reduced following unprecedented liquidity and capital support from major governments over the last year.
Fundamentals remain somewhat weakened by the global recession and some companies remain dependent on government support. However, funding concerns have largely abated as capital markets have reopened and investor confidence is returning to the sector. In addition, the sector has raised a significant amount of capital, creating a large buffer to help absorb rising credit losses. Following the unprecedented global market turmoil, regulators are likely to strengthen capital requirements for the sector as a whole as well as implement additional regulatory controls and oversight. All of the securities in an unrealized loss position are rated investment grade.
Banking

The overall exposure to the banking sub-sector in the Company’s portfolio is of high quality. The unrealized losses in the banking sub-sector primarily reflect low floating rate coupons on some securities, and credit spread widening due to economic weakness and market concerns that deeply subordinated securities will not be supported by the government. Government initiatives put into place during 2008 and 2009 have been largely successful in reopening the funding markets though lending remains cautious in some sectors of the economy. Many banks have benefited from both direct assistance (government capital injections, asset relief plans and government guarantees on debt) and indirect assistance (various government liquidity measures, including short-term funding facilities). Included in the Company’s banking exposure are hybrid securities, which typically have an original maturity of more than thirty years, may be perpetual and were designed to receive enhanced equity credit from rating agencies. In addition, they have other features that may not be consistent across issues such as a cumulative or non-cumulative coupon, capital replacement language and an alternative payment mechanism. The Company’s exposure to hybrid securities in an unrealized loss is all rated investment grade and there is little risk of payment interruption. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $2.5 million.
Industrial Sector
MLLIC’s $3.4 million of gross unrealized losses and OTTI within the Industrial sector has an estimated fair value of $169.1 million. The majority of the unrealized loss in the Industrial sector relates to the following sub-sectors: Basic Industries and Capital Goods, Consumer Cyclical, Communications, Energy and Transportation. The Basic Industries and Capital Goods sector has of $0.8 million of gross unrealized losses with a fair value of $20.1 million. The Consumer Cyclical sub-sector has of $0.3 million of gross unrealized losses with a fair value of $28.4 million. The Communications sub-sector has of $0.5 million of gross unrealized losses with a fair value of $26.9 million. The Energy sub-sector has of $0.7 million of gross unrealized losses with a fair value of $65.4 million. The Transportation sub-sector has of $0.6 million of gross unrealized losses with a fair value of $7.8 million.
Basic Industries and Capital Goods

The unrealized loss in the Basic Industries and Capital Goods sector is primarily related to aerospace and defense companies. Business aircraft is currently in the midst of a severe cyclical downturn. The industry is seeing a significant decline in demand for new aircraft, as well as significant delays and renegotiations on previously ordered aircraft. Orders are being deferred by large customers. To combat falling sales, the industry has undertaken various cost reduction efforts. Commercial aircraft demand has been in a cyclical decline as well, however, not to the same degree as business aircraft. Commercial airline traffic trends have stabilized and are expected to follow global economic trends. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in the basic industries and capital goods sector which have unrealized loss positions greater than $2.5 million.
Consumer Cyclical

The Consumer Cyclical sector has been negatively impacted by the combination of global economic weakness, weak consumer confidence, tight credit standards and high unemployment. The most significant sub-sector from an unrealized loss perspective is gaming.

Fundamentals in the gaming industry remain weak due to increased debt and related interest costs due to leveraged buyout activity and a material reduction in discretionary consumer spending. A deteriorating homebuilding environment and a material drop-off in consumer confidence, coupled with concerns over unemployment resulted in declining demand. Recent supply additions have come at a very difficult time and have added to the supply/demand imbalance. Discounted rooms have been offered to entice demand, which will have a negative effect on margins.
Where issuers are not projected to pay principal and interest in full, securities were impaired to the net present value of projected future cash flows. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the remaining unrealized loss and does not consider those investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in the consumer cyclical sector which have unrealized loss positions greater than $2.5 million.
Energy

The Energy sector includes several sub-sectors. The most significant sub-sector from an unrealized loss perspective is integrated energy (companies that are active in both exploration/production and refining).
Over the past year, the fundamental picture for integrated companies has improved with commodity prices positively impacting cash flow generation. These are mostly very large, geographically diverse names with multi-billion dollars in liquidity and are not highly leveraged. As such they are able to absorb commodity volatility better than the smaller exploration and production companies. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the remaining unrealized loss and does not consider those investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in the energy sector which have unrealized loss positions greater than $2.5 million.
Communications

The Communications sector can be further divided into the media non-cable, wireless and wirelines sub-sectors. The majority of weakness to date has been within the media non-cable category. All media companies, but especially newspaper and directory companies have been suffering from a tepid advertising environment related to the weak economy. This has made it difficult for companies to offset declining revenues with sufficient cost cutting initiatives, leading to significantly lower profits. Historically, this space has been a focus for activist shareholders and private equity firms, forcing management to respond by increasing financial leverage, performing consolidations or divesting assets. The net effect of this was a weaker credit profile for many companies just as the market started to slow down. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in the communications sector which have unrealized loss positions greater than $2.5 million.
Transportation

The Transportation sector includes transportation services companies and airlines. Transportation services is a diversified sub-sector including issuers ranging from rental car companies to rail car manufacturers. These companies have all been impacted by the economic slowdown in varying degrees. Rental car companies have experienced weakness in end market demand, especially within the corporate travel segment. A weak used car market rebounded dramatically during 2009 and the capital markets have opened back up for the more leveraged names in the sub-sector. Parcel delivery companies have also experienced weak demand for their services, which has pressured pricing. Balance sheets generally remain strong and the recent strength in industrial production should help fundamentals for this sector.
Airline fundamentals continue to be pressured as business travel demand remains soft. Airlines have resorted to cutting capacity and fares to keep their aircraft full, which has resulted in high load factors, but much weaker yields. This has translated into significant pressure on the top-line. Liquidity concerns have abated for the foreseeable future given the sizable amounts of cash that have been raised across the sector via the capital markets. Concerns over input costs have increased as jet fuel costs have risen to 52 week highs.
The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired as of December 31, 2009.

There are no individual issuers rated below investment grade in the transportation sector which have unrealized loss positions greater than $2.5 million.
Asset-Backed Securities — Housing Related

ABS Housing Related securities are secured by pools of residential mortgage loans primarily those which are categorized as subprime. The unrealized loss and OTTI is primarily due to decreased liquidity and increased credit spreads in the market combined with significant increases in expected losses on loans within the underlying pools. Expected losses within the underlying pools are generally higher than original expectations, primarily in certain later-vintage adjustable rate mortgage loan pools, which has led to some rating downgrades in these securities. While most of the Company’s ABS housing related positions are secured by pools of subprime residential mortgages, the Company has exposure to one ABS collateralized by manufactured housing loans. The market value of this security is $3.3 million with an amortized cost balance of $4.1 million. The security has a vintage of 2001.
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
All ABS housing related securities are monitored and reviewed on a monthly basis with detailed cash flow models using the current collateral pool and capital structure on the portfolio quarterly. Model output is generated under base and several stress-case scenarios. ABS housing asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. The ABS housing models incorporate external estimates on property valuations, borrower characteristics, propensity of a borrower to default or prepay and the overall security structure. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Recent payment history, a percentage of on-going delinquency rates and a constant prepayment rate are also incorporated into the model. Once the entire pool is modeled, the results are closely analyzed by the asset specialist to determine whether or not our particular tranche or holding is at risk for payment interruption. Holdings are impaired to the net present value of projected future cash flows where loss events have taken place or are projected to take place that would affect future cash flows on our particular tranche. Securities expected to have future cash flow interruptions within the Company’s ABS subprime mortgage portfolio have been impaired to the net present value of projected future cash flows and remaining positions are not considered impaired as of December 31, 2009.
There is one individual issuer rated below investment grade in the ABS housing sector which has an unrealized loss position greater than $2.5 million, Lehman XS TR 2007-09. The market value of this security is $5.4 million with an unrealized loss of $3.4 million, with the position being first lien — senior CCC rated. For this holding, the collateral pool has experienced higher than expected delinquencies and losses, and the unrealized loss is further exacerbated by the impact of declining home values on borrowers using affordability products. The credit spread widening is further impacting the unrealized losses due to illiquidity as well as increased extension risk due to slower than expected prepayments. Cash flow models did not indicate full recovery of principal and interest for the Company’s particular holding above and it was impaired to the net present value of projected future cash flows as of December 31, 2009.
Where holdings are not projected to pay principal and interest in full, securities were impaired to the net present value of projected future cash flows. As the remaining unrealized losses in the ABS-housing related portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
There are no other individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.
Commercial Mortgage-Backed Securities

CMBS are securitizations of underlying pools of mortgages on commercial real estate. The underlying mortgages have varying risk characteristics and are pooled together and sold in different rated tranches. The Company’s CMBS includes conduit and single borrower securities, with the majority of these positions being AAA-senior rated securities.

The following tables summarize the Company’s CMBS exposure by rating and vintage at December 31:

	2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA — Senior	$114.3	$114.5	$0.2
AAA — Mezzanine	5.6	4.1	(1.5)
AAA — Junior	11.3	8.8	(2.5)
AA	18.7	13.5	(5.2)
A	15.9	11.3	(4.6)

Total	$165.8	$152.2	$(13.6)

	2008
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA — Senior	$112.8	$95.7	$(17.1)
AAA — Mezzanine	16.9	8.8	(8.1)
AAA — Junior	11.1	4.7	(6.4)
AA	13.6	7.6	(6.0)
A	4.5	2.6	(1.9)

Total	$158.9	$119.4	$(39.5)

	2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
AAA — Senior (a)	$39.6	$56.9	$17.9	$—	$—	$114.4
AAA — Mezzanine	—	4.1	—	—	—	4.1
AAA — Junior	6.9	2.0	—	—	—	8.9
AA	8.7	4.8	—	—	—	13.5
A	2.8	4.8	3.7	—	—	11.3

Total	$58.0	$72.6	$21.6	$—	$—	$152.2

	2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total
AAA — Senior (a)	$32.8	$—	$45.3	$17.6	$—	$95.7
AAA — Mezzanine	—	—	6.5	2.3	—	8.8
AAA — Junior	—	3.7	1.0	—	—	4.7
AA	7.6	—	—	—	—	7.6
A	2.6	—	—	—	—	2.6

Total	$43.0	$3.7	$52.8	$19.9	$—	$119.4

(a)	All 2004 & Prior AAA’s are classified as ‘AAA — Senior’. This was prior to the market convention of Credit Enhanced tiering within AAA’s, which started in 2005.
All CMBS securities of the Company are monitored and modeled under base and several stress-case scenarios by asset specialists. For conduit securities a widely recognized industry modeling software is used to perform a loan-by-loan, bottom-up approach. For non-conduit securities, a CMBS asset specialist works closely with AEGON USA Realty Advisors’ real estate valuation group to determine underlying asset valuation and risk. Both methodologies incorporate external estimates on the property market, capital markets, property cash flows, and loan structure. Results are then closely analyzed by the asset specialist to determine whether or not a principal or interest loss is expected to occur. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to the net present value of projected future cash flows.

The gross unrealized loss on CMBS is $15.5 million. Over the past 18 months, the commercial real estate market has continued to soften. As property fundamentals deteriorate, CMBS loan delinquencies have been climbing at the same time. The introduction of the 20% and 30% credit enhanced classes within the 2005-2008 vintage deals provide some offset to these negative fundamentals. While the CMBS sector is beginning to show signs of improvement, the lending market remains limited as lenders have become more conservative with underwriting standards, property transactions have diminished greatly, and higher mortgage spreads have curtailed borrowing. A lack of liquidity in the market combined with a broad re-pricing of risk has led to increased credit spreads across the credit classes. As the unrealized losses in the CMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.
Residential Mortgage-Backed Securities

RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs and negative amortization mortgage-backed securities.
All RMBS securities of the Company are monitored and reviewed on a monthly basis with detailed modeling completed on the portfolio quarterly. Model output is generated under base and several stress-case scenarios. RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Models incorporate external loan-level analytics to identify the riskiest securities. The results from the models are then closely analyzed by the asset specialist to determine whether or not a principal or interest loss is expected to occur. Positions are impaired to the net present value of projected cash flows where loss events have taken place or are projected to take place that would affect future cash flows.
The unrealized loss and OTTI on RMBS is $7.6 million, of which, $3.6 million is attributed to the B rated generic shelf name, GSR MTGE LN TR 2005-AR5 (“GSR”). The Company’s amortized cost in GSR is $17.1 million and the deal contains its own unique pool of collateral and represents a separate and distinct trust. The combination of low floating-rate reset margins, slow prepayment speeds, severe illiquidity in the market for near-prime securities, and the unprecedented level of mortgage-related credit spread widening have pushed the overall market value as a percent of amortized cost on all RMBS bonds in an unrealized loss position to 84%.
Where holdings are not projected to pay principal and interest in full, securities were impaired to the net present value of projected future cash flows. As the remaining unrealized losses in the RMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
There are no other individual issuers rated below investment grade in the RMBS sector which have unrealized loss positions greater than $2.5 million.
Negative Amortization Mortgage Exposure

Negative amortization mortgages (also known as option ARMs) are loans whereby the payment made by the borrower is less than the accrued interest due and the difference is added to the loan balance. When the accrued balance of the loan reaches the negative amortization limit (typically 110% to 125% of the original loan amount), the loan recalibrates to a fully amortizing level and a new minimum payment amount is determined. The homeowner’s new minimum payment amount can be dramatically higher than the original minimum payment amount. The timing of when these loans reach their negative amortization cap will vary, and is a function of the accrual rate on each loan, the minimum payment rate on each loan and the negative amortization limit itself. Typically, these loans are estimated to reach their negative amortization limit between 3 and 5 years from the date of origination. The Company’s exposure to negative amortization mortgages ($3.1 million) is all AAA rated, with all of these positions being super-senior AAA rated securities.
At December 31, 2009 and 2008, approximately $98.4 million (or 36%) and $108.9 million (or 44%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Government and Government Agencies

Government and government agencies exposure relates to government issued securities including Canadian government bonds and US Treasury bonds. The issuer identified as having the largest unrealized loss in the available-for-sale portfolio was US Treasuries. US Treasury interest rates rose significantly during 2009. Government fiscal and monetary policy has stabilized credit conditions across much of the world, and, as a result, the quality premium for US Treasury bonds has diminished. In addition, generally more optimistic economic sentiment and some concerns about potential future inflationary pressures have put pressure on US Treasuries. As a result, prices for US Treasury and Agency securities fell during 2009. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the unrealized loss and does not consider the position to be impaired as of December 31, 2009.
There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.
The amortized cost and estimated fair value of fixed maturity securities by rating agency equivalent were:

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$509.8	$501.1	$634.5	$599.5
AA	142.9	140.1	105.9	96.7
A	353.7	353.4	344.4	323.2
BBB	267.5	277.7	347.5	297.5
Below investment grade	85.4	73.0	78.1	55.1

Total fixed maturity securities	$1,359.3	$1,345.3	$1,510.4	$1,372.0

Investment grade	94%	95%	95%	96%
Below investment grade	6%	5%	5%	4%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2009 approximately $38.9 million (or 3%) of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. This compares to $39.9 million (or 3%) of fixed maturity securities at December 31, 2008. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized gains (losses) incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$10.5	$10.6	$(0.1)
Industrial	144.4	146.3	(1.9)
Utility	12.3	12.4	(0.1)
Asset-backed securities — housing related	3.7	3.8	(0.1)
Commercial mortgage-backed securities — non agency backed	11.8	12.1	(0.3)
Residential mortgage-backed securities — agency backed	19.9	20.0	(0.1)
Government and government agencies
United States	26.0	26.2	(0.2)
Foreign	1.3	1.4	(0.1)

Total fixed maturity and equity securities	229.9	232.8	(2.9)

Greater than six months but less than or equal to one year
Corporate bonds
Industrial	4.4	4.9	(0.5)
Utility	0.7	0.7	—
Asset-backed securities — housing related	12.9	14.5	(1.6)
Commercial mortgage-backed securities — non agency backed	5.0	5.8	(0.8)
Government and government agencies — United States	83.7	89.3	(5.6)

Total fixed maturity and equity securities	106.7	115.2	(8.5)

Greater than one year
Corporate bonds
Financial services	57.6	62.4	(4.8)
Industrial	12.5	12.6	(0.1)
Utility	5.6	6.0	(0.4)
Asset-backed securities — housing related	10.5	11.5	(1.0)
Commercial mortgage-backed securities — non agency backed	50.8	65.3	(14.5)
Residential mortgage-backed securities — non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Other securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$148.3	$173.1	$(24.8)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$68.2	$73.0	$(4.8)
Industrial	161.3	163.8	(2.5)
Utility	18.6	19.1	(0.5)
Asset-backed securities — housing related	27.1	29.8	(2.7)
Commercial mortgage-backed securities — non agency backed	67.6	83.2	(15.6)
Residential mortgage-backed securities
Agency backed	19.9	20.0	(0.1)
Non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Government and government agencies
United States	109.6	115.5	(5.9)
Foreign	1.3	1.4	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Other securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$484.9	$521.1	$(36.2)

Total number of securities in a continuous unrealized loss position			102

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$70.8	$76.2	$(5.4)
Industrial	79.1	84.6	(5.5)
Utility	51.2	56.4	(5.2)
Asset-backed securities
Housing related	22.3	24.8	(2.5)
Credit cards	17.4	32.2	(14.8)
Autos	13.6	15.4	(1.8)
Student loan	10.4	10.6	(0.2)
Equipment lease	4.4	4.8	(0.4)
Timeshare	3.3	3.8	(0.5)
Commercial mortgage-backed securities — non agency backed	99.0	123.0	(24.0)
Residential mortgage-backed securities — agency backed	7.5	8.1	(0.6)
Government and government agencies
United States	55.1	55.1	—
Foreign	2.7	2.8	(0.1)
Equity securities — banking securities	5.9	8.5	(2.6)

Total fixed maturity and equity securities	$442.7	$506.3	$(63.6)

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Investment Grade Securities (continued)
Greater than six months but less than or equal to one year
Corporate bonds
Financial services	$126.9	$153.5	$(26.6)
Industrial	111.8	121.8	(10.0)
Utility	48.4	53.6	(5.2)
Asset-backed securities
Housing related	8.9	15.4	(6.5)
Credit cards	8.9	10.1	(1.2)
Autos	7.5	8.4	(0.9)
Commercial mortgage-backed securities — non agency backed	20.3	35.9	(15.6)
Residential mortgage-backed securities — non agency backed	19.3	32.9	(13.6)
Municipals — tax exempt	0.8	0.9	(0.1)
Equity securities — other securities	6.4	11.6	(5.2)

Total fixed maturity and equity securities	359.2	444.1	(84.9)

Total of all investment grade securities
Corporate bonds
Financial services	197.7	229.7	(32.0)
Industrial	190.9	206.4	(15.5)
Utility	99.5	110.0	(10.5)
Asset-backed securities
Housing related	31.2	40.2	(9.0)
Credit cards	26.2	42.2	(16.0)
Autos	21.1	23.7	(2.6)
Student loan	10.4	10.7	(0.3)
Equipment lease	4.4	4.8	(0.4)
Timeshare	3.3	3.8	(0.5)
Commercial mortgage-backed securities — non agency backed	119.4	158.9	(39.5)
Residential mortgage-backed securities
Agency backed	7.5	8.1	(0.6)
Non agency backed	19.3	32.9	(13.6)
Municipals — tax exempt	0.8	0.9	(0.1)
Government and government agencies
United States	55.1	55.1	—
Foreign	2.7	2.8	(0.1)
Equity securities
Banking securities	6.0	8.6	(2.6)
Other securities	6.4	11.6	(5.2)

Total fixed maturity and equity securities	$801.9	$950.4	$(148.5)

Total number of securities in a continuous unrealized loss position			283

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade securities were as follows:

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$1.9	$2.1	$(0.2)
Government and government agencies — foreign	2.2	2.2	—

Total fixed maturity and equity securities	4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	1.1	1.2	(0.1)

Total fixed maturity and equity securities	1.1	1.2	(0.1)

Greater than one year
Corporate bonds
Industrial	4.8	5.4	(0.6)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	39.2	55.9	(16.7)

Total of all below investment grade securities
Corporate bonds
Industrial	7.8	8.7	(0.9)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Government and government agencies — foreign	2.2	2.2	—
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	$44.4	$61.4	$(17.0)

Total number of securities in a continuous unrealized loss position			17

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$3.7	$5.7	$(2.0)
Industrial	28.1	38.8	(10.7)
Utility	0.3	0.5	(0.2)
Asset-backed securities — housing related	5.1	9.2	(4.1)
Government and government agencies — foreign	1.5	1.7	(0.2)

Total fixed maturity and equity securities	38.7	55.9	(17.2)

Greater than six months but less than or equal to one year
Corporate bonds
Financial services	1.0	1.5	(0.5)
Industrial	3.9	7.0	(3.1)
Utility	5.1	7.3	(2.2)
Equity securities — other financial services securities	1.1	1.6	(0.5)

Total fixed maturity and equity securities	11.1	17.4	(6.3)

Total of all below investment grade securities
Corporate bonds
Financial services	4.7	7.2	(2.5)
Industrial	32.0	45.8	(13.8)
Utility	5.4	7.8	(2.4)
Asset-backed securities — housing related	5.1	9.2	(4.1)
Government and government agencies — foreign	1.5	1.7	(0.2)
Equity securities — other financial services securities	1.1	1.6	(0.5)

Total fixed maturity and equity securities	$49.8	$73.3	$(23.5)

Total number of securities in a continuous unrealized loss position			47
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 32% and 14% of total gross unrealized losses and OTTI on all available-for-sale securities at December 31, 2009 and 2008, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2009.

Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2009
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to six months
	70% to 100%	$4.1	$4.3	$(0.2)

		4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
	70% to 100%	1.1	1.2	(0.1)

		1.1	1.2	(0.1)

Greater than one year
	70% to 100%	23.9	29.8	(5.9)
	40% to 70%	15.3	26.1	(10.8)

		39.2	55.9	(16.7)

Total		$44.4	$61.4	$(17.0)

		December 31, 2008
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost	OTTI
Less than or equal to six months
	70% to 100%	$22.5	$25.6	$(3.1)
	40% to 70%	14.7	26.1	(11.4)
	Below 40%	1.5	4.2	(2.7)

		38.7	55.9	(17.2)

Greater than six months but less than or equal to one year
	70% to 100%	5.3	6.9	(1.6)
	40% to 70%	5.3	7.9	(2.6)
	Below 40%	0.5	2.6	(2.1)

		11.1	17.4	(6.3)

Total		$49.8	$73.3	$(23.5)

The majority of assets depressed over 20% as well as over 40% and greater than one year are primarily related to ABS subprime mortgages, CMBS and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of December 31, 2009.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. In recent years, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance.

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31:

	2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$25.7	$23.8	$(1.9)
Below BBB	21.3	12.5	(8.8)
Second lien (a)
Below BBB	5.6	6.0	0.4

Total	$52.6	$42.3	$(10.3)

	2008
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$41.3	$38.1	$(3.2)
AA	4.9	2.1	(2.8)
Below BBB	9.2	5.1	(4.1)
Second lien (a)
AAA	1.2	1.2	—
BBB	5.5	5.2	(0.3)

Total	$62.1	$51.7	$(10.4)

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

	2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
First lien — fixed
AAA	$23.8	$—	$—	$—	$—	$23.8
Below BBB	—	2.9	9.6	—	—	12.5
Second lien (a)
Below BBB	—	6.0	—	—	—	6.0

Total	$23.8	$8.9	$9.6	$—	$—	$42.3

	2008
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	2008	Total
First lien — fixed
AAA	$26.3	$7.6	$2.7	$1.5	$—	$38.1
AA	—	—	—	2.1	—	2.1
Below BBB	—	—	—	5.1	—	5.1
Second lien (a)
AAA	—	1.2	—	—	—	1.2
BBB	—	—	5.2	—	—	5.2

Total	$26.3	$8.8	$7.9	$8.7	$—	$51.7

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.
OTTI
The Company’s impairment losses were $9.9 million and $8.3 million for the years ended December 31, 2009 and 2008, respectively, net of VOBA amortization. The Company did not have any impairment losses for the year ended December 31, 2007. During 2009, the Company impaired its holdings of CIT Group, Inc. and Lear Corporation for $1.6 million and $1.1 million, respectively, due to bankruptcy filings of the issuers. Additionally, the Company recorded a $2.0 million gross impairment on an upper tier 2 capital security of Lloyds Banking Group due to the intent to sell the security during the year.

Twenty-two unique issuers accounted for the remaining gross impairment losses of $9.5 million with no single issuer accounting for more than $1.0 million. During 2008, the Company impaired its holdings of FBG Finance and State Street Capital for $1.9 million and $1.0 million, respectively, due to a lack of intent to hold these issuers. Additionally, the Company recorded a $2.2 million gross impairment on Lehman Brothers Holdings due to a bankruptcy filing of the issuer. Forty-seven unique issuers accounted for the remaining gross impairment losses of $9.1 million with no single issuer accounting for more than $1.0 million.
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
Mortgage Loans on Real Estate
The following summarizes key information on mortgage loans on real estate:

	December 31,
	2009		2008
(dollars in millions)	Amount	%	Amount	%
Property Type:
Office	$39.3	56%	$40.8	53%
Industrial	16.4	23	16.8	22
Retail	11.5	16	12.2	16
Apartment	3.7	5	3.8	5
Agricultural	—	—	3.5	4

	$70.9	100%	$77.1	100%

Geographic Region:
Middle Atlantic	$16.3	23%	$16.4	21%
Pacific	15.0	21	18.9	25
South Atlantic	13.1	18	13.8	18
New England	13.0	18	13.8	18
East North Central	6.5	9	7.1	9
West North Central	3.7	5	3.7	5
Mountain	3.3	5	3.4	4

	$70.9	100%	$77.1	100%

State Exposure:
Pennsylvania	$13.2	19%	$13.2	17%
New Hampshire	13.0	19	13.8	18
California	10.0	14	13.7	18
Virginia	9.3	13	10.0	13
Ohio	6.5	9	7.1	9
Washington	5.0	7	5.1	7
Delaware	3.8	5	3.8	5
South Dakota	3.7	5	3.8	5
Arizona	3.3	5	3.4	4
New Jersey	3.1	4	3.2	4

	$70.9	100%	$77.1	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on commercial real estate at December 31, 2009 and 2008 was $67.7 million and $70.8 million, respectively.
All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk.

Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at December 31, 2009 and 2008. At December 31, 2009 and 2008, there were no commercial mortgage loans that were two or more payments delinquent. See Note 4 to the Financial Statements for further discussion.
Business Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2009 with increases of 19%, 44% and 23%, respectively, from 2008. The Dow, NASDAQ and S&P ended 2008 with decreases of 34%, 41% and 38%, respectively, from 2007.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2009. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During 2009, average variable account balances decreased $1.9 billion (or 20%) to $7.6 billion as compared to the same period in 2008. The decrease in average variable account balances contributed $28.5 million to the decrease in asset-based policy charge revenue during 2009 as compared to 2008.
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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2009	2008
Average medium term interest rate yield (a)	1.43%	0.89%
Increase (decrease) in medium term interest rates (in basis points)	54	(249)
Credit spreads (in basis points) (b)	200	735
Expanding (contracting) of credit spreads (in basis points)	(535)	505

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$129.2	$(146.5)
Interest-sensitive policyholder liabilities	3.7	(0.6)

Net change on market valuations	$132.9	$(147.1)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
At December 31, 2009 and 2008, MLLIC had 15,498 and 17,284 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.49% and 4.08% during 2009 and 2008, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 2.49% and 5.65% during 2009 and 2008, respectively. In 2009 the number of life insurance and annuity contracts inforce with interest rate guarantees decreased 1,786 (or 10%) as compared to 2008.
Liquidity and Capital Resources
Liquidity
The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of December 31, 2009 and 2008, The Company’s assets included $1.8 billion and $1.7 billion, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During 2009, the Company did not pay any cash dividends to AUSA or receive any capital contributions from AUSA. During 2008, the Company received a $250.0 million capital contribution from AUSA.
The Company and AUSA are parties to a “keepwell” agreement which, subject to its terms, commits AUSA to maintain MLLIC at a minimum net worth.
Statutory Principles and Risk-Based Capital (“RBC”)
In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting principles differ from GAAP in two major respects. First, under statutory accounting principles, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Second, under statutory accounting principles, the required additions to statutory reserves are calculated under different rules than under GAAP.
The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. As of December 31, 2009 and 2008, based on the RBC formula, the Company’s total adjusted capital levels were above the minimum amount of capital required to avoid regulatory action.
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
The following table summarizes the Company’s ratings as of March 25, 2010:

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
Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of December 31, 2009:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions) (a)	Year	Years	Years	Years	Total
General accounts	$151.5	$269.5	$228.7	$1,279.2	$1,928.9
Separate Accounts	1,087.3	2,013.7	1,549.5	5,413.2	10,063.7

	$1,238.8	$2,283.2	$1,778.2	$6,692.4	$11,992.6

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2009 and 2008, the Company’s estimated liability for future guaranty fund assessments was $5.0 million and $5.7 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
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
The costs associated with acquiring contract owner deposits (DAC) are amortized over the period in which the Company anticipates holding those funds, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of in force contracts.
2009 compared to 2008
For the years ended December 31, 2009 and 2008, MLLIC recorded a net loss of $203.1 million and $138.3 million, respectively. The decrease in income during 2009 as compared to 2008 was primarily due to the 2009 valuation allowance on deferred tax assets, increased VOBA amortization and impairments, and the 2009 net realized investment losses partially offset by the 2008 goodwill and other intangibles impairment charge and lower policy benefit expenses.
Policy charge revenue decreased $36.8 million (or 15%) to $203.9 million during 2009, as compared to $240.7 million in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2009	2008	Change
Asset-based policy charge revenue	$116.9	$145.4	$(28.5	)(a)
Guaranteed benefit based policy charge revenue	28.2	23.8	4.4
Non-asset based policy charge revenue	58.8	71.5	(12.7	)(b)

Total policy charge revenue	$203.9	$240.7	$(36.8)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during late 2008 and early 2009.

(b)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions in the first quarter 2009 as a result of poor equity market performance in 2008.

Net realized investment gains (losses) decreased $86.0 million to ($58.3) million during 2009 as compared to $27.7 million in 2008. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2009	2008	Change
Credit related gains (losses)	$(9.4)	$(3.8)	$(5.6	)(a)
Interest related gains (losses)	(1.7)	(11.0)	9.3	(b)
Equity related gains (losses)	(50.3)	37.4	(87.7	)(c)
Associated amortization of VOBA	3.1	5.1	(2.0)

Total net realized investment gains (losses)	$(58.3)	$27.7	$(86.0)

Write-downs for OTTI included in net realized gains (losses) on investments	$(14.2)	$(14.2)	$—

(a)	The increase in credit related losses as compared to 2008 was primarily due to losses on securities whereby the Company had the intent to sell as of the balance sheet date, as well as securities of issuers that had filed for bankruptcy during the year.

(b)	The decrease in interest related losses during 2009 was primarily due to impairments taken in 2008.

(c)	The change in equity related gains (losses) principally relates to increases in net losses on futures contracts during 2009 as compared to net gains on futures contracts in 2008.
Policy benefits decreased $139.5 million during 2009 as compared to 2008. The following table provides the changes in policy benefits by type:

(dollars in millions)	2009	2008	Change
Annuity benefit unlocking	$10.4	$95.8	$(85.4	)(a)
Annuity benefit expense	9.1	66.2	(57.1	)(b)
Amortization of deferred sales inducements	2.5	(0.3)	2.8	(c)
Life insurance mortality expense	29.1	28.9	0.2

Total policy benefits	$51.1	$190.6	$(139.5)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The decrease in annuity benefit expense was primarily driven by the change in reserve for the embedded derivatives as compared to the same period in 2008. This was primarily a result of the positive equity markets relative to the same period in 2008.

(c)	The increase in amortization of deferred sales inducements is principally due to increasing gross profits resulting from improved equity markets.

Reinsurance premiums ceded decreased $15.5 million during 2009 as compared to 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums, which is expected to be finalized in the first half of 2010.
Amortization (accretion) of DAC was $10.6 million and ($0.7) million for 2009 and 2008, respectively. For 2009 and 2008, there was an unfavorable impact to pre-tax income related to DAC unlocking of $2.6 million and $7.4 million, respectively. Equity market improvements in 2009 caused higher amortization expense as a result of increasing gross profits. During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking.
Amortization and impairment of VOBA was $155.5 million and $37.7 million for 2009 and 2008, respectively. During 2009 and 2008, there was an impairment charge of $63.9 million and $28.0 million, respectively as estimated future gross profits were less than the unamortized balance. In addition, for 2009 and 2008, there was unfavorable unlocking of $79.4 million and $40.5 million, respectively. During 2009, the unfavorable unlocking was primarily driven by equity market volatility and revisions to policyholder behavior assumptions.
At December 31, 2008, an impairment charge was taken for the entire unamortized other intangibles balance which included the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. Amortization expense for 2008 was $3.8 million. Impairment charges were recorded in the fourth quarter of 2008 for other intangibles and goodwill of $76.1 million and $139.3 million, respectively.
Insurance expenses and taxes increased $6.9 million (or 10%) in 2009 as compared to 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2009	2008	Change
Commissions	$38.2	$42.5	$(4.3	)(a)
General insurance expense	36.7	25.1	11.6	(b)
Taxes, licenses, and fees	0.7	1.1	(0.4)

Total insurance expenses and taxes	$75.6	$68.7	$6.9

(a)	The decrease in commissions is primarily due to the Company no longer issuing variable annuity products during the latter part of 2009, as well as a decline in trail commissions as a result of decreased average variable account balances in 2009 as compared to 2008.

(b)	The increase in general insurance expenses is primarily due to increased transition and system conversion related expenses.
2008 compared to 2007
MLLIC recorded a net income (loss) of ($138.3) million and $110.5 for 2008 and 2007, respectively.
Policy charge revenue decreased $26.9 million (or 10%) to $240.7 million during 2008 as compared to $267.6 million in 2007. The following table provides the changes in policy charge revenue by type for each respective period:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Asset-based policy charge revenue	$145.4	$174.5	$(29.1	)(a)
Guaranteed benefit based policy charge revenue	23.8	20.0	3.8	(b)
Non-asset based policy charge revenue	71.5	77.9	(6.4	)(c)
UPCR unlocking	—	(4.8)	4.8	(d)

Total policy charge revenue	$240.7	$267.6	$(26.9)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during 2008 as compared to 2007.

(b)	The increase in guaranteed benefit based policy charge revenue during 2008 was due to the increase in inforce variable annuity contracts containing guaranteed benefit riders.

(c)	The decrease in non-asset based policy charge revenue was primarily due to unfavorable UPCR amortization in 2007 resulting from high mortality. The UPCR balance was zero as of December 31, 2007 as a result of push down accounting at the acquisition date.

(d)	See the Critical Accounting Policies section above for a further discussion of UPCR unlocking.
Net realized investment gains increased $25.6 million to $27.7 million during 2008 as compared to $2.1 million in 2007. The following table provides the changes in net realized investment gains by type:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Credit related gains (losses)	$(3.8)	$2.0	$(5.8	)(a)
Interest related gains (losses)	(11.0)	0.1	(11.1	)(b)
Equity related gains	37.4	—	37.4	(c)
Associated amortization of VOBA	5.1	—	5.1

Total net realized investment gains	$27.7	$2.1	$25.6

Write-downs for OTTI included in net realized gains (losses) on investments	$(14.2)	$—	$(14.2	)(b)

(a)	The increase in credit related losses during 2008 were primarily due to one large credit impairment in third quarter 2008 compared to a large credit gain during the second quarter 2007.

(b)	The decrease in interest related gains during 2008 were primarily due to the recording of OTT impairments in 2008.

(c)	The increase in equity related gains principally relates to net gains on futures contracts in 2008 as there were no futures contracts in 2007.
Policy benefits increased $148.3 million during 2008, as compared to 2007. The following table provides the changes in policy benefits by type:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Annuity benefit unlocking	$95.8	$(22.0)	$117.8	(a)
Annuity benefit expense	66.2	35.0	31.2	(b)
Amortization of deferred sales inducements	(0.3)	2.3	(2.6	)(c)
Life insurance mortality expense	28.9	27.0	1.9	(d)

Total policy benefits	$190.6	$42.3	$148.3

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of variable benefit unlocking.

(b)	The increase in annuity benefit expense was primarily due to the increase in guaranteed minimum benefit amounts due to increased market volatility.

(c)	During the year 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking.

(d)	The increase in life insurance mortality expense during 2008 was due to fewer claims on policies that had a higher net amount at risk.
Reinsurance premiums ceded decreased $5.5 million during 2008 as compared to 2007. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums.
Negative amortization of DAC was $0.7 million in 2008. Included in the amortization for 2008 was $7.4 million of unfavorable DAC unlocking. During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking. The DAC balance was zero as of December 31, 2007 as a result of push down accounting at the acquisition date. Amortization of deferred policy acquisition costs was $22.1 million for 2007.
Amortization of VOBA was $37.7 million for 2008, which included $40.5 million of unfavorable unlocking. In addition, 2008 includes an impairment charge of $28.0 million as estimated future gross profits were less than the unamortized balance. There was no VOBA amortization in 2007.

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
Insurance expenses and taxes increased $8.9 million (or 15%) in 2008 as compared to 2007. The following table provides the changes in insurance expenses and taxes for each respective period:

	Successor	Predecessor
(dollars in millions)	2008	2007	Change
Commissions	$42.5	$34.5	$8.0	(a)
General insurance expense	25.1	23.4	1.7	(b)
Taxes, licenses, and fees	1.1	1.9	(0.8)

Total insurance expenses and taxes	$68.7	$59.8	$8.9

(a)	The increase in commissions is primarily due to commission expense paid to Transamerica Capital, Inc., a related party during 2008.

(b)	The increase in general insurance expenses is primarily due to increased system-related expenses.
Segment Information
MLLIC’s operating results are categorized into two business segments: Annuity and Life Insurance. MLLIC’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. MLLIC’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The “Other” category, presented in the following segment financial information, represents net revenues and income on invested assets that do not support life or annuity policyholder liabilities. Subsequent to the acquisition date, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments — Annuity, Life Insurance and Other, while the successor information is shown under the new basis, two segments — Annuity and Life Insurance.
Select financial information by segment for the years ended December 31 is as follows:

	Successor
2009 (dollars in millions)	Annuity	Life	Total
Net revenues (a)	$101.4	$87.6	$189.0
Net income (loss)	(175.0)	(28.1)	(203.1)

	Successor
2008 (dollars in millions)	Annuity	Life	Total
Net revenues (a)	$215.9	$96.2	$312.1
Net income (loss)	(158.6)	20.1	(138.3)

	Predecessor
2007 (dollars in millions)	Annuity	Life	Other	Total
Net revenues (a)	$200.3	$97.4	$14.4	$312.1
Net income	72.2	28.9	9.4	110.5

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.
MLLIC is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2009, 2008, or 2007.

Item 6A. Quantitative and Qualitative Disclosures about Market Risk
Market Risk
As an insurance company, MLLIC is in the “risk” business and as a result is exposed to a variety of risks. A description of our risk management and control systems is given below on the basis of significant identified risks for us. Our largest exposures are to changes in the financial markets (e.g. interest rate, credit and equity market risks) that affect the value of the investments, liabilities from products that we sold, deferred expenses, and value of business acquired.
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
The table below shows the interest rates at the end of the last five years:

	2009	2008	2007	2006	2005
3-Month US LIBOR	0.25%	1.43%	4.70%	5.36%	4.54%
10-Year US Treasury	3.83%	2.22%	4.03%	4.70%	4.39%
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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2009
Shift Up of 100 Basis Points	$(5.2)	$(37.9)
Shift Down of 100 Basis Points	$4.3	$32.6

2008
Shift Up of 100 Basis Points	$(11.0)	$(29.3)
Shift Down of 100 Basis Points	$(1.9)	$17.9
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
The table that follows set forth the closing levels of certain major indices at the end of the last five years:

	2009	2008	2007	2006	2005
S&P 500	1,115	903	1,468	1,418	1,248
NASDAQ	2,269	1,577	2,652	2,415	2,205
DOW	10,428	8,776	13,265	12,463	10,718
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

	Estimated Approximate Effect
	on Net Income
Immediate Change of: (dollars in millions)	2009	2008
Equity Increase of 10%	$2.7	$2.2
Equity Increase of 20%	$6.9	$4.4

Equity Decrease of 10%	$(0.7)	$(34.5)
Equity Decrease of 20%	$(1.9)	$(78.2)
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
Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2009. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect
	on Net Income
Immediate Change of: (dollars in millions)	2009	2008
20% Increase in Lapse Rates	$0.2	$(9.2)
20% Decrease in Lapse Rates	$0.2	$2.8

10% Increase in Mortality Rates	$(3.6)	$(21.7)
10% Decrease in Mortality Rates	$4.0	$14.5
A shock in mortality rates will generally not lead to a change in the assumptions underlying the measurement of the insurance liabilities as management will recognize that the shock is temporary. Life insurers are also exposed to longevity risk.
Item 7. Financial Statements and Supplementary Data
The financials statements of Registrant are set forth in Part IV hereof and are incorporated herein by reference.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
No information is required to be disclosed under this item.
Item 8A(T). Controls and Procedures
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
MLLIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. MLLIC’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of MLLIC’s internal control over financial reporting as of December 31, 2009 based on the criteria related to internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, MLLIC’s management concluded that the internal control over financial reporting was effective as of December 31, 2009.
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

During the fiscal quarter ended December 31, 2009, there have been no changes in MLLIC’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, MLLIC’s internal control over financial reporting.
Item 8B. Other Information
     No information is required to be disclosed under this item.

PART III
Information called for by items 9 through 12 of this part is omitted pursuant to General instruction I. of form 10-K.
Item 13. Principal Account Fees and Services
Fees Paid to the Registrant’s Independent Auditor
As of December 28, 2007, Ernst & Young LLP (“E&Y”) is MLLIC’s independent registered public accountant. Services provided to MLLIC by E&Y were the audit of MLLIC’s Financial Statements for the 2009, 2008 and 2007 fiscal year periods. Prior to E&Y becoming the independent registered public accounting firm, Deloitte & Touche LLP (“D&T”) was the independent registered public accounting firm of record, a change that was precipitated by the acquisition of MLLIC by AUSA, effective December 28, 2007. These changes were disclosed to the SEC on Form 8-K dated January 3, 2008.
The aggregate fees for professional services by E&Y in 2009 and 2008 for these accounting services were:

	2009	2008
Audit (a)	$977,000	$1,200,000

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on MLLIC’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.
Audit Committee Pre-approval Policies and Procedures
MLLIC’s Audit Committee is responsible, among other matters, for the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).
Under the Pre-approval Policy, proposed services either:
(i)	may be pre-approved by the Audit Committee without consideration of specific case-by-case services (“general pre-approval”); or
(ii)	require the specific pre-approval of the Audit Committee (“specific pre-approval”). Appendices to the Pre-approval Policy (that are adopted each year) set out the audit, audit-related, tax, and other services that have received the general pre-approval of the Audit Committee. All other audit, audit-related, tax and other services must receive specific pre-approval from the Audit Committee.
During 2009, all services provided to MLLIC by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV
Item 14. Exhibits and Financial Statement Schedules
(a)	Financial Statements and Exhibits
(1)	The following financial statements of the Registrant are filed as part of this report
a.	Independent Registered Public Accounting Firm Report dated March 25, 2010 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2009 and 2008.

c.	Statements of Income for the Years Ended December 31, 2009, 2008 and 2007.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2009, 2008 and 2007.

f.	Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.

g.	Notes to Financial Statements for the Years Ended December 31, 2009, 2008 and 2007.
(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(b) to Post-

Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)
4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990,

as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)
4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.14	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.)

24.1	Powers of Attorney for Lon K. Olejniczak, Robert R. Frederick, John T. Mallett, Ronald L. Ziegler and Eric J. Martin. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

24.2	Power of Attorney for James D. Purvis is filed herewith.
31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

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
Management assessed our internal control over financial reporting as of December 31, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on the assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

INDEX TO FINANCIAL STATEMENTS
Independent Registered Public Accounting Firm Report
Balance Sheets at December 31, 2009 and 2008
Statements of Income for the Years Ended December 31, 2009, 2008 and 2007
Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007
Statements of Stockholder’s Equity for the Years Ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Notes to Financial Statements for the Years Ended December 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm
The Board of Directors
Merrill Lynch Life Insurance Company
We have audited the accompanying balance sheets of Merrill Lynch Life Insurance Company as of December 31, 2009 and 2008, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Merrill Lynch Life Insurance Company at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the financial statements, in response to new accounting standards, the Company changed its method of accounting for other-than-temporary impairments effective April 1, 2009.
/s/ Ernst & Young LLP
Des Moines, Iowa
March 25, 2010

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	Successor
	December 31,
(dollars in thousands, except share data)	2009	2008
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2009 — $1,359,281; 2008 — $1,510,368)	$1,345,291	$1,372,016
Equity available-for-sale securities, at estimated fair value
(cost: 2009 — $15,202; 2008 — $21,699)	11,805	13,506
Limited partnerships	12,620	15,260
Mortgage loans on real estate	70,854	77,062
Policy loans	867,361	913,882

Total investments	2,307,931	2,391,726

Cash and cash equivalents	428,848	428,904
Accrued investment income	34,237	38,816
Deferred policy acquisition costs	26,730	24,271
Deferred sales inducements	6,296	7,232
Value of business acquired	374,737	581,090
Goodwill	2,800	2,800
Federal income taxes — current	—	5,400
Federal income taxes — deferred	890	117,043
Reinsurance receivables	35,806	14,219
Affiliated receivable — net	—	1,124
Affiliated short term note receivable	40,000	—
Receivable for investments sold — net	2,009	—
Other assets	38,835	44,062
Separate Accounts assets	8,313,833	7,457,096

Total Assets	$11,612,952	$11,113,783

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS — Continued

	Successor
	December 31,
(dollars in thousands, except share data)	2009	2008
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,626,415	$1,751,265
Future policy benefits	439,634	499,278
Claims and claims settlement expenses	32,846	38,883

	2,098,895	2,289,426

Other policyholder funds	10,346	2,006
Payable for collateral under securities loaned	149,050	182,451
Federal income taxes — current	4,191	—
Affiliated payables — net	7,129	—
Payable for investments purchased — net	—	2,753
Other liabilities	8,459	14,432
Separate Accounts liabilities	8,313,833	7,457,096

Total Liabilities	10,591,903	9,948,164

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive loss, net of taxes	(10,104)	(65,178)
Retained deficit	(337,983)	(138,339)

Total Stockholder’s Equity	1,021,049	1,165,619

Total Liabilities and Stockholder’s Equity	$11,612,952	$11,113,783

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
Revenues
Policy charge revenue	$203,926	$240,667	$267,586
Net investment income	122,937	135,158	136,416
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	(14,605)	(8,329)	—
Portion of losses recognized in other comprehensive income	4,753	—	—

Net other-than-temporary impairment losses on securities recognized in income	(9,852)	(8,329)	—
Realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(48,433)	36,050	2,055

Net realized investment gains (losses)	(58,285)	27,721	2,055

Total Revenues	268,578	403,546	406,057

Benefits and Expenses
Interest credited to policyholder liabilities	79,555	91,447	93,978
Policy benefits (net of reinsurance recoveries:
2009 — $3,810; 2008 — $16,492; 2007 — $15,311)	51,104	190,578	42,286
Reinsurance premium ceded	7,253	22,789	28,292
Amortization (accretion) of deferred policy acquisition costs	10,605	(695)	22,064
Amortization and impairment of value of business acquired	155,521	37,671	—
Amortization of other intangibles	—	3,774	—
Impairment charges	—	215,462	—
Insurance expenses and taxes	75,713	68,778	59,846

Total Benefits and Expenses	379,751	629,804	246,466

Income (Loss) Before Taxes	(111,173)	(226,258)	159,591

Federal Income Tax Expense (Benefit)
Current	7,292	—	37,982
Deferred	84,636	(87,919)	11,090

Federal Income Tax Expense (Benefit)	91,928	(87,919)	49,072

Net Income (Loss)	$(203,101)	$(138,339)	$110,519

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
Net Income (Loss)	$(203,101)	$(138,339)	$110,519

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	113,729	(146,545)	4,072
Reclassification adjustment for losses included in net income	23,338	—	56

	137,067	(146,545)	4,128

Net unrealized other-than-temporary impairment gains (losses) on securities
Net unrealized other-than-temporary impairment losses arising during the period	(4,347)	—	—
Reclassification adjustment for other-than-temporary impairment gains included in net income	(106)	—	—

	(4,453)	—	—

Adjustments
Policyholder liabilities	3,710	(647)	(4,795)
Deferred policy acquisition costs	(1,481)	1,481	—
Value of business acquired	(46,657)	45,438	—
Deferred federal income taxes	(29,655)	35,095	233

	(74,083)	81,367	(4,562)

Total other comprehensive income (loss), net of taxes	58,531	(65,178)	(434)

Comprehensive Income (Loss)	$(144,570)	$(203,517)	$110,085

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of year	$1,366,636	$1,116,636	$397,324
Capital contribution from AEGON USA, LLC	—	250,000	—
Effect of push down accounting of AEGON USA, LLC’s purchase price on Merrill Lynch Life Insurance Company’s net assets acquired	—	—	719,312

Balance at end of year	$1,366,636	$1,366,636	$1,116,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(65,178)	$—	$(10,233)
Total other comprehensive income (loss), net of taxes	58,531	(65,178)	(434)
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	(3,457)	—	—
Effect of push down accounting of AEGON USA, LLC’s purchase price on Merrill Lynch Life Insurance Company’s net assets acquired	—	—	10,667

Balance at end of year	$(10,104)	$(65,178)	$—

Retained Earnings (Deficit)
Balance at beginning of year	$(138,339)	$—	$279,445
Net income (loss)	(203,101)	(138,339)	110,519
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	3,457	—	—
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	—		(193,731)
Effect of push down accounting of AEGON USA, LLC’s purchase price on Merrill Lynch Life Insurance Company’s net assets acquired	—	—	(196,233)

Balance at end of year	$(337,983)	$(138,339)	$—

Total Stockholder’s Equity	$1,021,049	$1,165,619	$1,119,136

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(203,101)	$(138,339)	$110,519
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(3,940)	(22,790)	(9,142)
Deferred sales inducements	936	(7,232)	(12,000)
Unearned policy charge revenue	—	—	2,232
Value of business acquired	155,521	37,670	—
Other intangibles	—	3,774	—
Benefit reserves	(29,116)	132,629	(4,034)
Federal income tax accruals	94,228	(87,203)	11,090
Claims and claims settlement expenses	(6,037)	(3,522)	(21)
Other policyholder funds	8,340	(2,697)	(2,270)
Other operating assets and liabilities, net	(14,259)	(1,979)	(16,349)
Amortization (accretion) of investments	(2,697)	(2,228)	3,008
Limited partnership asset distributions	(411)	(858)	(610)
Impairment charges	—	215,462	—
Interest credited to policyholder liabilities	79,555	91,447	93,978
Net realized investment (gains) losses	58,285	(27,721)	(2,055)

Net cash and cash equivalents provided by operating activities	137,304	186,413	174,346

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	354,643	598,127	262,046
Maturities of available-for-sale securities and mortgage loans	173,439	295,409	295,271
Purchases of available-for-sale securities and mortgage loans	(363,846)	(1,066,743)	(376,215)
Sales of limited partnerships	2,660	1,148	860
Increase in affiliated short term note receivable	(40,000)	—	—
Change in payable for collateral under securities loaned	(33,401)	182,451	—
Policy loans on insurance contracts, net	46,521	34,743	20,249
Net settlement on futures contracts	(48,105)	37,803	—
Other	1,957	3,235	—

Net cash and cash equivalents provided by investing activities	$93,868	$86,173	$202,211

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended December 31,
	Successor		Predecessor
(dollars in thousands)	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$284,846	$389,370	$632,846
Policyholder withdrawals	(516,074)	(641,685)	(887,625)
Capital contribution from AEGON USA, LLC	—	250,000	—
Cash dividend paid to Merrill Lynch Insurance Group, Inc.	—	—	(193,731)

Net cash and cash equivalents used in financing activities	(231,228)	(2,315)	(448,510)

Net increase (decrease) in cash and cash equivalents (1)	(56)	270,271	(71,953)
Cash and cash equivalents, beginning of year	428,904	158,633	230,586

Cash and cash equivalents, end of year	$428,848	$428,904	$158,633

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2009 — $65; 2008 — $1,137; 2007 — $0); interest paid (2009 — $28; 2008 — $196; 2007 — $501); Federal income taxes paid (2009 — $3,100; 2008 — $5,400; 2007 — $60,918); and Federal income taxes received (2009 — $5,400; 2008 — $6,115; 2007 — $0)
See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
Merrill Lynch Life Insurance Company (“MLLIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.
On December 28, 2007 (the “acquisition date”), MLLIC and its affiliate, ML Life Insurance Company of New York (“MLLICNY”) were acquired by AUSA for $1.12 billion and $0.13 billion, respectively, for a total price for both entities of $1.25 billion. Prior to the acquisition date, MLLIC was a wholly owned subsidiary of Merrill Lynch Insurance Group, Inc. (“MLIG”), which was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co.”).
The Company is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. During 2009, the Company, in addition to no longer issuing life insurance products, is no longer issuing variable annuity and market value adjusted annuity products.
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
On December 28, 2007, AUSA completed the acquisition of MLLIC and its affiliate MLLICNY. In accordance with GAAP guidance, the acquisition was accounted for by AUSA using the purchase method of accounting, which requires the assets and liabilities of the Company to be identified and measured at their estimated fair values as of the acquisition date. The estimated fair values are subject to adjustment of the initial allocation for a one-year period as more information relative to the fair values as of the acquisition date becomes available. See Note 2 for additional information on the adjustments to the initial purchase price allocation.
In addition, as required by the guidance, the purchase method of accounting applied by AUSA to the acquired assets and liabilities associated with the Company has been “pushed down” to the financial statements of the Company, thereby establishing a new basis of accounting. As a result, the Company follows AUSA’s accounting policies subsequent to the acquisition date. This new basis of accounting is referred to as the “successor basis”, while the historical basis of accounting is referred to as the “predecessor basis’’. In general, all 2009 and 2008 amounts are representative of the successor basis of accounting while the Statements of Income, Stockholder’s Equity, Comprehensive Income, and Cash Flows amounts for 2007 are representative of the predecessor basis of accounting. Financial statements included herein for periods prior and subsequent to the acquisition date are labeled “Predecessor” and “Successor”, respectively.
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
The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market, as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value.
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
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes, on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
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

The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of available-for-sale debt securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.
Limited partnerships
At December 31, 2009, the Company had investments in two limited partnerships that are not publicly traded. One of the partnerships is carried at estimated fair value which is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining partnership is carried at cost. At December 31, 2008, a third partnership existed which was carried at cost, but operations ceased on January 1, 2009.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans ninety days past due. The Company also establishes a valuation allowance based on a percentage of the outstanding loan balance.
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

The most significant assumptions involved in the estimation of future gross profits are future net Separate Accounts performance, surrender rates, mortality rates and reinsurance costs. For variable annuities, the Company generally establishes a long-term rate of net Separate Accounts growth. If returns over a determined historical period differ from the long-term assumption, returns for future determined periods are calculated so that the long-term assumption is achieved. The result is that the long-term rate is assumed to be realized over a specified period. However, the long-term rate may be adjusted if expectations change. This method for projecting market returns is known as reversion to the mean, a standard industry practice. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. Additionally, the Company may modify the rate of net Separate Accounts growth over the short term to reflect near-term expectations of the economy and financial market performance in which Separate Accounts assets are invested. Surrender and mortality rates for all variable contracts are based on historical experience and a projection of future experience.
Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.
At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DAC asset. See Note 6 to the Financial Statements for further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2009 and 2008, variable annuities accounted for the Company’s entire DSI asset. See Note 6 to the Financial Statements for further discussion.
Value of Business Acquired (“VOBA”)
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts inforce at the acquisition date. VOBA is based on actuarially determined projections, by each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Accounts performance, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. At December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate. See Note 5 to the Financial Statements for further discussion.
Other Intangibles
Other intangible assets acquired at the acquisition date are a distribution agreement, a tradename and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company.

As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance at December 31, 2008. Prior to December 31, 2008, the tradename and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 5 to the Financial Statements for further discussion.
Goodwill
Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance except for the amount related to the Company’s state licenses at December 31, 2008. See Note 5 to the Financial Statements for further discussion.
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

	2009			2008
Interest-sensitive life products	4.00%	—	4.85%	4.00%	—	4.85%
Interest-sensitive deferred annuities	0.40%	—	6.80%	0.05%	—	6.80%
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

	2009			2008
Interest rates used for liabilities	2.55%	—	5.75%	2.55%	—	5.75%
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
Federal Income Taxes
The Company provides for income taxes on all transactions that have been recognized in the financial statements in accordance with GAAP guidance. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net income (loss) in the year during which such changes are enacted.
For federal income tax purposes, an election under Internal Revenue Code Section 338 was made by AUSA in connection with the purchase of the Company. As a result of this election, the income tax bases in the acquired assets and liabilities were adjusted as of the acquisition date resulting in a change to the related deferred income taxes.
Subsequent to acquisition, the Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. The results of operations of the Company through December 28, 2007 were included in the consolidated federal income tax return of ML&Co. The Company had entered into a tax-sharing agreement with ML&Co. whereby the Company calculated its current tax provision based on its operations and periodically remitted its current federal income tax liability to ML&Co. The tax-sharing agreement with ML&Co. was terminated on December 28, 2007. The Company has not entered into a new tax sharing agreement.

The Company is subject to taxes on premiums and is exempt from state income taxes in most states.
Subsequent Events
The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued, provided they give evidence of conditions that existed at the balance sheet date.
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
ASC 320, Investments —Debt and Equity Securities
The Company adopted guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements as of the period ended June 30, 2009. The guidance requires an entity to evaluate whether an impairment is other-than-temporary if the value of a debt security is less than its amortized cost basis at the balance sheet date. An OTTI is considered to have occurred if an entity: a) intends to sell the debt security, b) more likely than not will be required to sell the security before recovery of its amortized cost basis, or c) does not expect to recover the entire amortized cost basis of the security (that is, a credit loss exists), even if it does not intend to sell the security. In determining whether a credit loss exists, an entity should use its best estimate of the present value of cash flows expected to be collected from the debt security. The guidance provides a list of factors to be considered when estimating whether a credit loss exists and the period over which the debt security is expected to recover. If an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI should be recognized in earnings equal to the entire difference between the amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery, the OTTI should be separated into: a) the amount representing the credit loss, which is recognized in earnings, and b) the amount related to all other factors, which is recognized in OCI, net of applicable taxes. A cumulative effect adjustment is required to the opening balance of retained earnings (net of related tax and VOBA effects) in the period of adoption with a corresponding adjustment to accumulated OCI to reclassify the non credit component of previously recognized OTTI on debt securities held at that date, provided the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost. Only the credit portion of OTTI will be accreted into income. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3,457. See Note 4 to the Financial Statements for additional disclosures. This guidance was formerly known as FASB Staff Position (“FSP”) No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.
ASC 820, Fair Value Measurements and Disclosures
•	The Company adopted guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) as of the period ended December 31, 2009 (ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)).

The guidance applies to investments in entities where the fair value of the instrument is not readily determinable and the investment is in an entity that has all of the attributes of an investment company (as specified in ASC 946-10-15-2). If an investment is in scope, it permits, as a practical expedient, a reporting entity to use the investment’s net asset value (“NAV”) to estimate its fair value, provided that the NAV is calculated as of the reporting entity’s measurement date. The guidance prohibits the use of the NAV in estimating fair value when it is probable that an entity will sell the investment (or a portion thereof) at a price other than NAV. The guidance also requires enhanced disclosures by major category of investments about the nature and risks of investments within its scope. The adoption did not have a material impact on the Company’s financial statements.

•	The Company adopted guidance, as of the period ended December 31, 2009, which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the following approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs: a) a valuation technique that uses the quoted price of the identical liability when traded as a asset; b) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets; or c) another valuation technique that is consistent with fair value measurement guidance (e.g., income approach or a market approach) (ASU 2009-05, Measuring Liabilities at Fair Value). The guidance also clarifies that an entity should not make a separate adjustment for restrictions on the transfer of a liability in estimating the liability’s fair value. The guidance also specifies that when measuring the fair value of a liability using the price of the liability when traded as an asset, the price should be adjusted for factors specific to the asset that are not applicable to the fair value measurement of the liability. The adoption did not have a material impact on the Company’s financial statements.

•	The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly as of the period ended June 30, 2009. The guidance provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. The guidance also requires interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. The adoption did not have a material impact on the Company’s financial statements. This guidance was formerly known as FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. Upon adoption, this guidance superseded previous guidance formerly known as FSP No. FAS 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active.

•	The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods as of the period ended June 30, 2009. The guidance requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The adoption affected disclosures but did not impact the Company’s results of operations or financial position. This guidance was formerly known as FSP No. FAS 107-1 and Accounting Principles Board Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments.

•	On January 1, 2008, the Company adopted guidance providing a fair value option election that allows companies to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities, with changes in fair value recognized in earnings as they occur. The guidance permits the fair value option election on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption did not have a material impact on the Company’s financial statements. See Note 3 to the Financial Statements for additional disclosures. This guidance was formerly known as SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.

•	On January 1, 2008, the Company adopted guidance that defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The adoption did not have a material impact on the Company’s financial statements. See Note 3 to the Financial Statements for additional disclosures. This guidance was formerly known as SFAS No. 157, Fair Value Measurements.
ASC 855, Subsequent Events
The Company adopted guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. The guidance required the disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. The adoption did not impact the Company’s results of operations or financial position. This guidance was formerly known as SFAS No. 165, Subsequent Events.

In February 2010, the FASB issued revisions to the subsequent events guidance to eliminate the requirement for entities that file or furnish financial statements to the SEC to disclose the date through which subsequent events have been evaluated. However, the amended guidance retains the requirement that such an entity must evaluate subsequent events through the date on which the financial statements are issued. The amendments were effective upon issuance and the adoption did not impact the Company’s results of operations or financial position.
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

Future Adoption of Recent Accounting Guidance
ASC 820, Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which includes new disclosures and clarifications of existing disclosures about fair value measurements. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2009. The Company will adopt the guidance on January 1, 2010, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
The ASU also requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. This disclosure requirement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company will adopt the guidance on January 1, 2011, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
Note 2. 2008 Initial Purchase Price Allocation Adjustments
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
During the 4th quarter 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance and the majority of the goodwill balance except for the amount related to the Company’s state licenses at December 31, 2008.
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

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$215,827	$1,092,423	$37,041	$1,345,291
Equity securities (a)	—	11,805	—	11,805
Cash equivalents (b)	—	433,875	—	433,875
Limited partnerships (c)	—	—	7,604	7,604
Separate Accounts assets (d)	8,313,833	—	—	8,313,833

Total assets	$8,529,660	$1,538,103	$44,645	$10,112,408

Liabilities
Future policy benefits
(embedded derivatives only) (e)	$—	$—	$(12,759)	$(12,759)

Total liabilities	$—	$—	$(12,759)	$(12,759)

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities (a)	$247,254	$1,012,562	$112,200	$1,372,016
Equity securities (a)	—	13,506	—	13,506
Cash equivalents (b)	—	441,943	—	441,943
Limited partnerships (c)	—	—	9,895	9,895
Separate Accounts assets (d)	7,457,096	—	—	7,457,096

Total assets	$7,704,350	$1,468,011	$122,095	$9,294,456

Liabilities
Future policy benefits
(embedded derivatives only) (e)	$—	$—	$35,323	$35,323

Total liabilities	$—	$—	$35,323	$35,323

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining limited partnership is carried at cost and is not included in the abovementioned table. At December 31, 2008, a third partnership existed which was carried at cost ($0), but operations ceased on January 1, 2009.

(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(e)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

The Company’s Level 3 assets consist principally of a limited partnership and securities whose fair value is estimated based on non-binding broker quotes. The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
	Limited	Fixed	Limited	Fixed
	Partnership	Maturity	Partnership	Maturity
Balance at beginning of year (a)	$9,895	$112,200	$13,420	$18,775

Change in unrealized gains (losses) (b)	—	9,805	—	(26,004)
Purchases	—	20,021	—	70,621
Sales	(334)	(32,458)	(1,148)	(32,332)
Transfers into Level 3	—	27,473	—	95,741
Transfers out of Level 3	—	(100,605)	—	(15,012)
Changes in valuation (c)	(1,957)	605	(3,235)	603
Net realized investment gains (losses) (d)	—	—	858	(192)

Balance at end of year (a)	$7,604	$37,041	$9,895	$112,200

(a)	Recorded as a component of limited partnerships and fixed maturity available-for-sale securities in the Balance Sheets.

(b)	Recorded as a component of other comprehensive income (loss).

(c)	Recorded as a component of net investment income in the Statements of Income.

(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 securities from 2008 to 2009 is primarily due to securities being vendor priced (Level 2) at December 31, 2009 and an increase in market activity.
The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.
The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors).
For equity volatility, the Company uses a term structure with market based implied volatility inputs for the first five years. Correlations of market returns across underlying indices are based on actual observed market returns and their inter-relationships over a number of years preceding the valuation date. The volume of observable option trading from which volatilities are implied diminishes markedly after five years; and therefore, the Company uses a volatility curve which grades from actual implied volatilities for five years to a long-term forward rate assumptions of 25% in 2009 and 2008. The December 31, 2009 volatility assumption for the S&P 500 index in year 20 is approximately 25.3% expressed at spot rate. Assumptions on policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at beginning of period (b)	$114,457	$(79,134)	$13,865	$744

Purchase price adjustment	—	—	(2,243)	(12,884)
Changes in valuation (a)	(68,470)	20,388	102,835	(66,994)

Balance at end of period (b)	$45,987	$(58,746)	$114,457	$(79,134)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
During 2009 and 2008, the change in valuation is principally being driven by the volatile equity market environment.
Note 4. Investments
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

		Net
	Unrealized	Unrealized	Total
	OTTI	Loss on	Cumulative
	on Available-	Available-	Effect
	For-Sale	For-Sale	Adjustment
	Securities	Securities	in OCI
Increase in amortized cost of available-for-sale securities	$241	$12,335	$12,576
Change in VOBA	—	(7,257)	(7,257)
Income tax	(84)	(1,778)	(1,862)

Net cumulative effect adjustment	$157	$3,300	$3,457

The cumulative effect adjustment was calculated for all available-for-sale securities held as of April 1, 2009, for which an OTTI was previously recognized, but as of April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received as of April 1, 2009, to the amortized cost basis of the available-for-sale securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective available-for-sale security in effect before recognizing any OTTI. In addition, because the carrying amounts of VOBA are adjusted for the effects of realized and unrealized gains and losses on available-for-sale securities, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.

The following table summarizes the increase to the amortized cost of the available-for-sale securities as of April 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Fixed maturity securities
Corporate securities	$8,583
Government and government agencies — United States	2,367

Total fixed maturity securities	10,950

Equity securities — preferred stocks — banking securities	1,626

Total	$12,576

The amortized cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2009 and 2008 were:

	December 31, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$718,740	$23,767	$(8,807)	$(101)	$733,599
Asset-backed securities	118,400	4,830	(8,164)	(3,375)	111,691
Commercial mortgage-backed securities	165,844	1,819	(15,490)	—	152,173
Residential mortgage-backed securities	122,400	3,400	(6,496)	(1,134)	118,170
Municipals	1,551	7	(70)	—	1,488
Government and government agencies
United States	220,313	1,427	(5,912)	—	215,828
Foreign	12,033	369	(60)	—	12,342

Total fixed maturity securities	$1,359,281	$35,619	$(44,999)	$(4,610)	$1,345,291

Equity securities — preferred stocks
Banking securities	$9,246	$—	$(2,885)	$—	$6,361
Other financial services securities	165	198	—	—	363
Other securities	5,791	—	(710)	—	5,081

Total equity securities	$15,202	$198	$(3,595)	$—	$11,805

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost	Gains	Losses	OTTI	Value
Fixed maturity securities
Corporate securities	$805,324	$4,559	$(76,742)	$—	$733,141
Asset-backed securities	157,735	1,421	(32,838)	—	126,318
Commercial mortgage-backed securities	158,907	—	(39,530)	—	119,377
Residential mortgage-backed securities	140,621	1,875	(14,238)	—	128,258
Municipals	1,635	4	(94)	—	1,545
Government and government agencies
United States	229,878	17,387	(11)	—	247,254
Foreign	16,268	213	(358)	—	16,123

Total fixed maturity securities	$1,510,368	$25,459	$(163,811)	$—	$1,372,016

Equity securities — preferred stocks
Banking securities	$8,551	$—	$(2,600)	$—	$5,951
Other financial services securities	1,568	—	(434)	—	1,134
Other securities	11,580	—	(5,159)	—	6,421

Total equity securities	$21,699	$—	$(8,193)	$—	$13,506

Excluding investments in U.S. Government and agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at December 31, 2009 and 2008 were:

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,273,913	$1,272,291	$1,432,232	$1,316,909
Below investment grade	85,368	73,000	78,136	55,107

Total fixed maturity securities	$1,359,281	$1,345,291	$1,510,368	$1,372,016

At December 31, 2009 and 2008 the estimated fair value of fixed maturity securities rated BBB- were $38,945 and $39,860, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at December 31, 2009 and 2008 by expected maturity were:

	December 31, 2009		December 31, 2008
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$107,985	$108,234	$129,284	$128,424
Due after one year through five years	265,145	273,128	450,331	432,032
Due after five years through ten years	421,437	423,225	285,150	265,360
Due after ten years	158,070	158,670	188,340	172,247

	952,637	963,257	1,053,105	998,063
Mortgage-backed securities and other asset-backed securities	406,644	382,034	457,263	373,953

Total fixed maturity securities	$1,359,281	$1,345,291	$1,510,368	$1,372,016

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $23,819 and $24,910 that were deposited with insurance regulatory authorities at December 31, 2009 and 2008, respectively.
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.
The estimated fair value and gross unrealized losses and unrealized OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2009 and 2008 were as follows:

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI (1)
Less than or equal to six months
Fixed maturities
Corporate securities	$169,107	$171,407	$(2,300)
Asset-backed securities	3,690	3,767	(77)
Commercial mortgage-backed securities	11,798	12,094	(296)
Residential mortgage-backed securities	19,885	20,021	(136)
Government and government agencies
United States	25,969	26,201	(232)
Foreign	3,563	3,623	(60)

Total fixed maturity and equity securities	234,012	237,113	(3,101)

Greater than six months but less than or equal to one year
Fixed maturities
Corporate securities	6,173	6,813	(640)
Asset-backed securities	12,892	14,470	(1,578)
Commercial mortgage-backed securities	5,046	5,770	(724)
Residential mortgage-backed securities	4	4	—
Government and government agencies — United States	83,657	89,337	(5,680)

Total fixed maturity and equity securities	107,772	116,394	(8,622)

Greater than one year
Fixed maturities
Corporate securities	81,631	87,599	(5,968)
Asset-backed securities	22,950	32,834	(9,884)
Commercial mortgage-backed securities	50,799	65,269	(14,470)
Residential mortgage-backed securities	19,805	27,299	(7,494)
Municipals	860	930	(70)
Equity securities
Banking securities	6,361	9,246	(2,885)
Other securities	5,081	5,791	(710)

Total fixed maturity and equity securities	187,487	228,968	(41,481)

Total fixed maturity and equity securities	$529,271	$582,475	$(53,204)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2008
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost	OTTI
Less than or equal to six months
Fixed maturities
Corporate securities	$233,191	$262,403	$(29,212)
Asset-backed securities	76,387	100,645	(24,258)
Commercial mortgage-backed securities	99,049	123,037	(23,988)
Residential mortgage-backed securities	7,497	8,114	(617)
Government and government agencies — United States	59,287	59,656	(369)
Equity securities — banking securities	5,950	8,550	(2,600)

Total fixed maturity and equity securities	481,361	562,405	(81,044)

Greater than six months but less than or equal to one year
Fixed maturities
Corporate securities	297,050	344,580	(47,530)
Asset-backed securities	25,270	33,850	(8,580)
Commercial mortgage-backed securities	20,329	35,871	(15,542)
Residential mortgage-backed securities	19,323	32,944	(13,621)
Municipals	838	932	(94)
Equity securities
Other financial services securities	1,134	1,568	(434)
Other securities	6,422	11,581	(5,159)

Total fixed maturity and equity securities	370,366	461,326	(90,960)

Total fixed maturity and equity securities	$851,727	$1,023,731	$(172,004)

The total number of securities in an unrealized loss position was 119 and 330 at December 31, 2009 and 2008, respectively.
The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at December 31, 2009 and 2008 were as follows:

	December 31, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Greater than one year	$68,806	$(28,168)	$(4,509)	17

Total	$68,806	$(28,168)	$(4,509)	17

Decline > 40%
Greater than one year	$12,943	$(10,989)	$—	4

Total	$12,943	$(10,989)	$—	4

	December 31, 2008
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI	Securities
Decline > 20%
Less than or equal to six months	$91,210	$(55,383)	$—	43
Greater than six months but less than or equal to one year	89,176	(63,241)	—	35

Total	$180,386	$(118,624)	$—	78

Decline > 40%
Less than or equal to six months	$29,924	$(35,372)	$—	19
Greater than six months but less than or equal to one year	35,682	(38,774)	—	16

Total	$65,606	$(74,146)	$—	35

Unrealized gains (losses) incurred during 2009 and 2008 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. The Company has the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment.
The components of net unrealized loss and OTTI included in accumulated other comprehensive loss, net of taxes were as follows:

	December 31,
	2009	2008
Assets
Fixed maturity securities	$(13,990)	$(138,352)
Equity securities	(3,397)	(8,193)
Deferred policy acquisitions costs	—	1,481
Value of business acquired	(1,219)	45,438

	(18,606)	(99,626)

Liabilities
Policyholder account balances	3,062	(647)
Federal income taxes — deferred	5,440	35,095

	8,502	34,448

Stockholder’s equity
Accumulated other comprehensive loss, net of taxes	$(10,104)	$(65,178)

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
Mortgage Loans on Real Estate
Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the years ended December 31, 2009 and 2008.
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2009 and 2008 was $67,707 and $70,771, respectively.
Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated value. In addition to the valuation allowance for specific loans, an allowance is estimated based on a percent of the outstanding loan balance. The valuation allowance at December 31, 2009 and 2008 was $41 and $49, respectively.
The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, California, Virginia, Ohio, and Washington which account for approximately 80% of mortgage loans as of December 31, 2009.
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2009 and 2008 was $867,361 and $913,882, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Securities Lending
The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at December 31, 2009 and 2008 was $149,374 and $166,427, respectively. The estimated fair value of securities out on loan at December 31, 2009 and 2008 was $145,209 and $173,991, respectively.

Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. As of December 31, 2009, the Company had 570 outstanding short futures contracts with a notional value of $158,275. As of December 31, 2008, the Company had 990 outstanding short futures contracts with a notional value of $222,775.
Net Investment Income
Net investment income by source for the years ended December 31 was as follows:

	Successor		Predecessor
	2009	2008	2007
Fixed maturity securities	$72,710	$81,569	$72,597
Policy loans on insurance contracts	46,156	48,742	49,497
Cash and cash equivalents	2,816	7,848	9,976
Equity securities	1,409	2,038	3,593
Limited partnerships	(1,545)	(2,376)	3,223
Mortgage loans on real estate	4,706	2,424	—
Other	889	1,103	113

Gross investment income	127,141	141,348	138,999
Less: investment expenses	(4,204)	(6,190)	(2,583)

Net investment income	$122,937	$135,158	$136,416

Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the years ended December 31 were as follows:

	Successor		Predecessor
	2009	2008	2007
Proceeds	$351,633	$598,127	$262,046
Gross realized investment gains	5,392	4,853	4,119
Gross realized investment losses	(5,507)	(5,861)	(2,064)

Proceeds on available-for-sale securities sold at a realized loss	103,332	268,351	152,277
Net realized investment gains (losses) for the years ended December 31 were as follows:

	Successor		Predecessor
	2009	2008	2007
Fixed maturity securities	$(10,605)	$(14,751)	$1,727
Equity securities	(3,692)	(414)	328
Limited partnerships	1,567	—	—
Mortgage loans on real estate	(531)	(49)	—
Derivatives	(48,105)	37,803	—
Adjustment related to VOBA	3,081	5,132	—

Net realized investment gains (losses)	$(58,285)	$27,721	$2,055

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

The following tables sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2008	$—
Credit losses remaining in retained earnings related to adoption of revised guidance on OTTI (ASC 320)	239
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	(1,291)
Credit loss impairment recognized in the current period on securities not previously impaired	2,479
Additional credit loss impairments recognized in the current period on securities previously impaired	18
Accretion of credit loss impairments previously recognized	(6)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	(4)
Accretion previously recognized on securities which matured, paid down, prepaid or were sold during the period	10

Balance, December 31, 2009	$1,445

The components of OTTI reflected in the Statements of Income for the year ended was as follows:

	December 31, 2009
	Total	Portion of	Net OTTI
	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized
	Securities	in OCI	in Income
Gross OTTI losses	$18,929	$4,753	$14,176
DAC, DSI and VOBA	(4,324)	—	(4,324)

Net OTTI Losses	$14,605	$4,753	$9,852

The Company adopted revised guidance on the recognition and presentation of OTTI as of June 30, 2009. The gross cumulative effect of this adoption was a $12,576 adjustment to retained earnings and amortized cost for fixed maturity securities and cost basis for equity securities for the non credit related portion of previously recorded impairments on securities still in inventory at April 1, 2009. Of this, $3,495 related to non credit impairments previously recorded in income during the first quarter of 2009. For the year ended December 31, 2008, the Company recorded gross impairments of $14,208 and associated VOBA amortization of $5,879. For the year ended December 31, 2007, the Company did not any record any OTTI.
Note 5. VOBA, Other Intangibles and Goodwill
VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.

The carrying amount of VOBA for the years ended December 31 was as follows:

	2009	2008
Balance at beginning of year	$581,090	$574,950

Purchase price adjustment	—	(6,759)
Accretion (amortization) expense	(12,272)	30,778
Unlocking	(79,355)	(40,476)
Impairment charge	(63,894)	(27,973)
Adjustment related to realized losses on investments and OTTI	3,081	5,132
Adjustment related to unrealized (gains) losses and OTTI on investments	(53,914)	45,438

Balance at end of year	$374,737	$581,090

During 2009, the Company experienced increased gross profits as a result of market improvements which increased amortization expense. Also during 2009, unlocking was primarily driven by the volatile equity market environment and revisions to policyholder behavior assumptions. During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking. In addition, in the first quarter 2009 and fourth quarter 2008, the Company recorded an impairment charge as estimated future gross profits were less than the unamortized balance.
The estimated future amortization of VOBA from 2010 to 2014 is as follows:

2010	$27,691
2011	$29,469
2012	$31,525
2013	$34,153
2014	$36,754
Other intangibles include the estimated fair values of the distribution agreement, the trade name and the non-compete agreement acquired at the acquisition date. The Company reviews other intangible assets when certain events or circumstances exist, while goodwill is reviewed for impairment on an annual basis and on an interim basis when certain events or circumstances exist. However during the 4th quarter 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co. distribution channel instead of continuing to sell new variable annuities on MLLIC. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance ($76,161) and the majority of the goodwill balance ($139,301) except for the amount related to the Company’s state licenses at December 31, 2008.
Note 6. DAC, DSI and UPCR
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of DAC. At December 31, 2009, the reversion to the mean assumption was 7.25% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate, while at December 31, 2008, the reversion to the mean assumption was 15% gross short-term equity growth rate for five years and thereafter a 9% gross long-term growth rate.

The carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2008	$—	$—

Capitalization	22,095	6,975
Accretion	8,038	2,444
Unlocking	(7,343)	(2,187)
Adjustment related to unrealized losses and OTTI on investments	1,481	—

Balance, December 31, 2008	24,271	7,232

Capitalization	14,545	1,521
Amortization	(7,973)	(2,495)
Unlocking	(2,632)	38
Adjustment related to unrealized gains and OTTI on investments	(1,481)	—

Balance, December 31, 2009	$26,730	$6,296

Equity market improvements in 2009 as compared to 2008 caused higher amortization expense as a result of increasing gross profits. During 2008, the Company experienced lower than expected gross profits as a result of market losses which reduced amortization expense and unlocking.
As of December 31, 2007, the UPCR balance was zero as a result of push down accounting at the acquisition date. The components of accretion (amortization) of UPCR for the year ended December 31, 2007 was as follows:

Predecessor
2007
Accretion	$2,874
Unlocking	(4,815)

Total amortization of UPCR	$(1,941)

During 2007, the Company revised its mortality assumptions and historical claims relating to its variable universal life insurance product resulting in unfavorable unlocking.
Note 7. Variable Contracts Containing Guaranteed Benefits
Variable Annuity Contracts Containing Guaranteed Benefits
Prior to September 30, 2009, the Company issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a guaranteed minimum income benefit (“GMIB”) and a guaranteed minimum withdrawal benefit (“GMWB”). Information regarding the general characteristics of each guaranteed benefit type is provided below:
•	In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: i) contract deposits accumulated at a specified interest rate, ii) the contract value on specified contract anniversaries, iii) return of contract deposits, or iv) some combination of these benefits. Each benefit type is reduced for contract withdrawals.
•	In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years that must elapse before the GMIB provision can be exercised.
•	Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal.

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

2009	GMDB	GMIB	GMWB
Net amount at risk (a)	$1,415,524	$7,024	$150,197

Average attained age of contract owners	71	61	69

Weighted average period remaining until expected annuitization	n/a	3.9 yrs	n/a

2008

Net amount at risk (a)	$2,631,834	$93,436	$274,296

Average attained age of contract owners	68	61	70

Weighted average period remaining until expected annuitization	n/a	6.0 yrs	n/a

(a)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the present value of the minimum guaranteed withdrawals available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date.
The Company records liabilities for contracts containing GMDB and GMIB provisions as a component of future policy benefits in the Balance Sheets. Changes in these guaranteed benefit liabilities are included as a component of policy benefits in the Statement of Income. The GMDB and GMIB liabilities are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and policyholder behavior assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.
The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2008	$74,641	$—

Purchase price adjustment	(7,887)	—
Guaranteed benefits incurred	22,420	7,939
Guaranteed benefits paid	(28,447)	—
Unlocking	85,162	10,596

Balance, December 31, 2008	145,889	18,535

Guaranteed benefits incurred	43,197	18,781
Guaranteed benefits paid	(52,139)	—
Unlocking	8,586	1,853

Balance, December 31, 2009	$145,533	$39,169

During 2009, the small decline in the GMDB liability was primarily due to equity market improvements partially offset by revisions to policyholder behavior assumptions. During 2009, the increase in the GMIB liability was primarily due to revisions to policyholder behavior assumptions partially offset by the favorable impact of improved equity markets in the latter half of 2009. The substantial increase in the GMDB and GMIB liabilities in 2008 was primarily due to significant market declines during the latter half of 2008.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

				Money
	Equity	Bond	Balanced	Market	Other	Total
2009
GMDB Only	$1,786,028	$768,644	$571,784	$238,924	$4,824	$3,370,204
GMDB and GMIB	1,183,035	354,188	404,155	58,510	14,107	2,013,995
GMDB and GMWB	425,882	78,613	188,216	4,312	7,698	704,721
GMWB only	165,990	29,866	75,097	1,809	2,995	275,757
GMIB only	97,595	14,463	44,919	1,866	2,452	161,295
No guaranteed benefit	16,518	4,357	15,703	2,264	1,150	39,992

Total	$3,675,048	$1,250,131	$1,299,874	$307,685	$33,226	$6,565,964

2008
GMDB Only	$1,712,586	$764,563	$532,448	$223,531	$3,388	$3,236,516
GMDB and GMIB	880,425	348,784	338,704	77,037	9,316	1,654,266
GMDB and GMWB	260,347	73,349	154,400	4,362	6,455	498,913
GMWB only	104,486	29,037	62,796	2,796	2,416	201,531
GMIB only	64,495	13,808	33,159	1,667	1,520	114,649
No guaranteed benefit	14,678	4,664	12,583	2,504	366	34,795

Total	$3,037,017	$1,234,205	$1,134,090	$311,897	$23,461	$5,740,670

Variable Life Contracts Containing Guaranteed Benefits
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.
At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2009	2008
Balanced	$733,429	$537,761
Equity	562,073	757,526
Bond	228,272	128,794
Money Market	224,095	292,345

Total	$1,747,869	$1,716,426

Note 8. Federal Income Taxes
The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	Successor		Predecessor
	2009	2008	2007
Provisions for income taxes computed at Federal statutory rate (35%)	$(38,911)	$(79,190)	$55,857
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(8,890)	(7,420)	(4,783)
Tax credits	(1,386)	(884)	(2,002)
Tax goodwill amortization	—	(431)	—
Valuation allowance on deferred tax assets	145,504	—	—
Provision to return adjustment	(7,955)	—	—
Uncertain tax positions	3,623	—	—
Other	(57)	6	—

Federal income tax provision	$91,928	$(87,919)	$49,072

Effective tax rate	-83%	39%	31%

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.
Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2009	2008
Deferred tax assets
DAC	$113,381	$125,732
Net operating and capital loss carry forward	68,655	110,255
Intangible assets	64,582	67,556
Investment adjustments	11,144	49,527
Policyholder account balances	20,525	—
Tax VOBA	81	88
Liability for guaranty fund assessments	1,741	679
Tax credits	9,479	—
Other	(477)	1,939

Total deferred tax assets	289,111	355,776
Valuation allowance	(145,504)	—

Net deferred tax assets	143,607	355,776

Deferred tax liabilities
Book VOBA	131,158	203,382
DAC	11,559	11,026
Policyholder account balance	—	24,325

Total deferred tax liabilities	142,717	238,733

Total net deferred tax asset	$890	$117,043

The valuation allowance for deferred tax assets at December 31, 2009 was $145,504. There was no valuation allowance at December 31, 2008. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined that there were no tax benefits that should not be recognized as of December 31, 2008. Additions as of December 31, 2009 are based on tax positions related to the prior year of $3,623, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2008 U.S. Federal income tax return. There were no additions based on tax positions related to the current year. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
At December 31, 2009 and 2008, the Company had an operating loss carryforward for federal income tax purposes of $176,009 (net of the ASC 740 reduction of $10,351) and $314,582, respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at December 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $9,796 with a carryforward period of five years that will expire at various dates up to 2014. At December 31, 2009, the Company had a foreign tax credit carryforward of $5,810 with a carryforward period of ten years that will expire at various dates up to 2019. Also at December 31, 2009, the Company had an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $3,668 with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize penalty expense in its financial statements as of December 31, 2009 and 2008. The Company recognized interest expense of $119 as of December 31, 2009. The Company did not recognize interest expense as of December 31, 2008.

The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2008, but no examination by the Internal Revenue Service has yet commenced.
Note 9. Stockholder’s Equity and Statutory Accounting Principles
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners’ (“NAIC”) statutory accounting principles as the basis of its statutory accounting principles.
The Company’s statutory net income (loss) for the years ended December 31, 2009, 2008 and 2007 was $225,287, ($259,862), and $108,791, respectively.
Statutory capital and surplus at December 31, 2009 and 2008 was $599,014 and $356,135, respectively. At December 31, 2009 and 2008, approximately $282,663 and $35,593, respectively, of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department. During 2009, the Company did not receive any capital contributions from AUSA. During 2008, the Company received $250,000 of capital contributions from AUSA. During 2009 and 2008, the Company did not pay any dividends to AUSA.
The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. As of December 31, 2009 and 2008, based on the RBC formula, the Company’s total adjusted capital level was above the minimum amount of capital required to avoid regulatory action.
Note 10. Reinsurance
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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2009 and 2008, reinsurance receivables were $35,806 and $14,219 respectively, of which the majority ($29,682 and $10,026, respectively) related to the recapture of life reinsurance and refined calculations in conjunction with system conversions. At December 31, 2009 and 2008, these reinsurance receivables were primarily from Swiss Re, Lincoln National Life Insurance Company, Reinsurance Group of America (“RGA”), Employers Reassurance Corporation (“ERAC”), and Munich American Reassurance Company. As of December 31, 2009, the Company held collateral under reinsurance agreements in the form of letters of credit and funds withheld totaling $399 that can be drawn upon for delinquent reinsurance receivables.
At December 31, 2009, the Company had the following life insurance inforce:

Percentage
		Ceded to	Assumed		of amount
	Gross	other	from other	Net	assumed to
	amount	companies	companies	amount	net
Life insurance inforce	$7,255,580	$2,002,598	$626	$5,253,608	0.01%
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. As of December 31, 2009, 45% and 12% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. As of December 31, 2008, 49% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 11. Related Party Transactions
As of December 31, 2009, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2009 and 2008, the Company incurred $24,844 and $5,221, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On June 29, 2009, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that is due June 29, 2010. On September 29, 2009 the Company also had an intercompany short-term note receivable of $20,000 with an interest rate of 0.25% that was due September 29, 2010, but was paid in full on December 31, 2009. At December 31, 2008, the Company was not party to any outstanding intercompany short-term note receivable. During 2009 and 2008, the Company accrued and/or received $108 and $1,669 respectively, of interest. Interest related to these arrangements is included in net investment income.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2009 and 2008, the Company incurred $163 and $70, respectively, under this agreement. There were no mortgage loan origination fees during 2009. Mortgage loan origination fees of $25 were capitalized and included on the Balance Sheet under mortgage loans on real estate during 2008. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2009 and 2008, the Company incurred $2,207 and $2,029, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides wholesaling distribution services for the Company under a distribution agreement. During 2009 and 2008, the Company incurred $4,002 and $6,498, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During 2009 and 2008, the Company incurred $47,569 and $29,734, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under an administrative services agreement. Revenue attributable to this agreement is included in policy charge revenue. During 2009, the Company did not receive revenue under this agreement. During 2008, the Company received $25 in revenue under this agreement.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. Revenue attributable to this agreement is included in policy charge revenue. During 2009 and 2008, the Company received $44 and $8, respectively, in revenue under this agreement.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2009 and 2008, the Company incurred $268 and $257, respectively in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity available-for-sale securities and mortgage loans on real estate in the Balance Sheets. During 2009, there were no purchases of investments from affiliated companies. During 2009, the Company sold $78,525 and $2,961 of fixed maturity available-for-sale securities and mortgage loans on real estate, respectively to affiliates. During 2008, the Company purchased $204,892 and $68,794 of fixed maturities available-for-sale securities and mortgage loans on real estate, respectively, from affiliates. During 2008, the Company sold $34,959 of fixed maturities available-for-sale securities to an affiliated company.

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
Prior to December 28, 2007, the Company had the following affiliated agreements in effect:
The Company and Merrill Lynch Insurance Group, Inc. (“MLIG”) were parties to a service agreement whereby MLIG agreed to provide certain accounting, data processing, legal, actuarial, management, advertising and other services to the Company. Expenses incurred by MLIG in relation to this service agreement were reimbursed by the Company on an allocated cost basis. Charges allocated to the Company by MLIG pursuant to the agreement were $27,017 for 2007. Charges attributable to this agreement were included in insurance expenses and taxes, except for investment related expenses, which were included in net investment income. The Company was allocated interest expense on its accounts payable to MLIG that approximates the daily federal funds rate. Total intercompany interest incurred was $501 for 2007. Intercompany interest was included in net investment income.
The Company had a general agency agreement with Merrill Lynch Life Agency Inc. (“MLLA”) whereby registered representatives of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, who are the Company’s licensed insurance agents, solicit applications for contracts to be issued by the Company. MLLA was paid commissions for the contracts sold by such agents. Commissions paid to MLLA were $61,916 for 2007. Certain commissions were capitalized as DAC and were being amortized in accordance with the accounting policy discussed in Note 6. Charges attributable to this agreement were included in insurance expenses and taxes, net of amounts capitalized.
MLIG had entered into agreements with i) Roszel Advisors, LLC (“Roszel”), a subsidiary of MLIG, with respect to administrative services for the MLIG Variable Insurance Trust (“the Trust”) and ii) the former Merrill Lynch Investment Managers, L.P. (“MLIM”), now BlackRock, Inc, with respect to administrative services for the Merrill Lynch Series Fund, Inc., Merrill Lynch Variable Series Funds, Inc. and Mercury Variable Trust, (collectively, “the Funds”). Certain Separate Accounts of the Company may invest in the various mutual fund portfolios of the Trust and the Funds in connection with the variable life insurance and annuity contracts the Company had inforce. Under these agreements, Roszel and MLIM pay MLIG an amount equal to a percentage of the assets invested in the Trust and the Funds through the Separate Accounts. Revenue attributable to these agreements is included in policy charge revenue. The Company received from MLIG its allocable share of such compensation from Roszel in the amount of $2,560 during 2007.
Note 12. Commitments and Contingencies
State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2009 and 2008, the Company’s estimated liability for future guaranty fund assessments was $4,974 and $5,704, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.
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

The “Other” category, presented in the following segment financial information, represents net revenues and net earnings on invested assets that do not support annuity or life insurance contract owner liabilities. Subsequent to the acquisition, management no longer considers “Other” a category for segment reporting purposes. It is impracticable to restate the prior period segment information as well as disclosing the information under both the old basis and the new basis of reporting. Therefore, the predecessor information is shown under the old basis, three segments – annuity, life insurance and other, while the successor information is shown under the new basis, two segments – annuity and life insurance.
The following tables summarize each business segment’s contribution to select Statements of Income categories for the years ended December 31.

	Successor
	2009
		Life
	Annuity	Insurance	Total
Net revenues (a)	$101,449	$87,574	$189,023

Policy benefits (net of reinsurance)	22,043	29,061	51,104

Federal income tax expense	34,469	57,459	91,928

Net loss	(174,999)	(28,102)	(203,101)

	Successor
	2008
		Life
	Annuity	Insurance	Total
Net revenues (a)	$215,885	$96,214	$312,099

Policy benefits (net of reinsurance)	161,650	28,928	190,578

Federal income tax expense (benefit)	(94,215)	6,296	(87,919)

Net income (loss)	(158,462)	20,123	(138,339)

	Predecessor
	2007
		Life
	Annuity	Insurance	Other	Total
Net revenues (a)	$200,295	$97,351	$14,433	$312,079

Policy benefits (net of reinsurance)	15,291	26,995	—	42,286

Federal income tax expense	30,380	13,640	5,052	49,072

Net income	72,244	28,894	9,381	110,519

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

		Total
	Total	Policyholder
	Assets	Liabilities

2009
Annuity	$7,836,365	$641,030
Life Insurance	3,776,587	1,457,865

Total	$11,612,952	$2,098,895

2008
Annuity	$7,338,124	$742,423
Life Insurance	3,775,659	1,547,003

Total	$11,113,783	$2,289,426

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Merrill Lynch Life Insurance Company

(Registrant)

Date: March 25, 2010	By:	*

James D. Purvis
Vice President, Treasurer, and Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	Director and President	March 25, 2010
Lon J. Olejniczak

*	Director and Senior Vice President	March 25, 2010
Robert R. Frederick

*	Director and Vice President	March 25, 2010
John T. Mallett

*	Director and Senior Vice President	March 25, 2010
Ronald L. Ziegler

*	Vice President, Treasurer, and Chief Financial Officer	March 25, 2010
James D. Purvis

*	Vice President and Corporate Controller	March 25, 2010
Eric J. Martin

/s/ Darin D. Smith	Vice President and Assistant Secretary	March 25, 2010
Darin D. Smith

*By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy material has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Amended and Restated By-Laws of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(b) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.
4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.
4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.11a	Individual Retirement Account	Incorporated by reference to Exhibit
	Endorsement, ML-AY-365 190	4.11a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.12a	Section 457 Deferred Compensation Plan	Incorporated by reference to Exhibit
	Endorsement, ML-AY-367 190	4.12a, filed March 9, 1990, as part of
Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.
4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.
4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.
10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.
10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.
10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.
10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.
10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.

24.1	Powers of Attorney for Lon K. Olejniczak, Robert R. Frederick, John T. Mallett, Ronald L. Ziegler and Eric J. Martin.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

24.2	Power of Attorney for James D. Purvis	Exhibit 24.2

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

EXHIBIT INDEX
24.2	Power of Attorney for James D. Purvis.

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.