Form 10-Q
period 2010-03-31
MERRILL LYNCH LIFE INSURANCE CO
filed 2010-05-13
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

PART 1. Financial Information

Item 1.	Financial Statements
MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2010 — $1,634,666; 2009 — $1,359,281)	$1,646,156	$1,345,291
Equity available-for-sale securities, at estimated fair value (cost: 2010 — $15,202; 2009 — $15,202)	12,988	11,805
Limited partnerships	13,808	12,620
Mortgage loans on real estate	70,155	70,854
Policy loans	855,649	867,361

Total investments	2,598,756	2,307,931

Cash and cash equivalents	221,258	428,848
Accrued investment income	37,760	34,237
Deferred policy acquisition costs	31,230	26,730
Deferred sales inducements	7,309	6,296
Value of business acquired	367,943	374,737
Goodwill	2,800	2,800
Federal income taxes — deferred	—	890
Reinsurance receivables	40,025	35,806
Affiliated short term note receivable	40,000	40,000
Receivable for investments sold — net	—	2,009
Other assets	39,522	38,835
Separate Accounts assets	8,334,670	8,313,833

Total Assets	$11,721,273	$11,612,952

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS — Continued

	March 31,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,602,731	$1,626,415
Future policy benefits	433,355	439,634
Claims and claims settlement expenses	43,771	32,846

	2,079,857	2,098,895

Other policyholder funds	7,184	10,346
Payable for collateral under securities loaned	196,964	149,050
Federal income taxes — current	1,869	4,191
Federal income taxes — deferred	4,706	—
Affiliated payables — net	3,911	7,129
Payable for investments purchased — net	32,912	—
Other liabilities	4,773	8,459
Separate Accounts liabilities	8,334,670	8,313,833

Total Liabilities	10,666,846	10,591,903

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income (loss), net of taxes	1,114	(10,104)
Retained deficit	(315,823)	(337,983)

Total Stockholder’s Equity	1,054,427	1,021,049

Total Liabilities and Stockholder’s Equity	$11,721,273	$11,612,952

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
	(unaudited)
Revenues
Policy charge revenue	$52,692	$48,367
Net investment income	31,247	31,825
Net realized investment gains (losses)
Total other-than-temporary impairment losses on securities	(423)	(4,184)
Portion of losses recognized in other comprehensive income	—	—

Net other-than-temporary impairment losses on securities recognized in income	(423)	(4,184)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(8,440)	21,502

Net realized investment gains (losses)	(8,863)	17,318

Total Revenues	75,076	97,510

Benefits and Expenses
Interest credited to policyholder liabilities	19,877	21,007
Policy benefits (net of reinsurance recoveries: 2010 — $11,080; 2009 — $1,078)	17,200	68,806
Reinsurance premium ceded	4,707	2,676
Amortization (accretion) of deferred policy acquisition costs	(4,226)	5,293
Amortization (accretion) and impairment of value of business acquired	(2,475)	116,295
Insurance expenses and taxes	17,833	17,667

Total Benefits and Expenses	52,916	231,744

Income (Loss) Before Taxes	22,160	(134,234)

Federal Income Tax Expense (Benefit)
Current	578	—
Deferred	(578)	103,615

Federal Income Tax Expense (Benefit)	—	103,615

Net Income (Loss)	$22,160	$(237,849)

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
	(unaudited)

Net Income (Loss)	$22,160	$(237,849)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	26,510	(11,305)
Reclassification adjustment for (gains) losses included in net income	(1,113)	5,825

	25,397	(5,480)

Net unrealized other-than-temporary impairment gains (losses) on securities
Net unrealized other-than-temporary impairment gains (losses) arising during the period	843	—
Reclassification adjustment for other-than-temporary impairments (gains) losses included in net income	423	—

	1,266	—

Adjustments
Policyholder liabilities	(1,261)	1,832
Deferred policy acquisition costs	—	729
Value of business acquired	(8,009)	11,855
Deferred federal income taxes	(6,175)	(3,127)

	(15,445)	11,289

Total other comprehensive income, net of taxes	11,218	5,809

Comprehensive Income (Loss)	$33,378	$(232,040)

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

	March 31,	December 31,
(dollars in thousands)	2010	2009
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(10,104)	$(65,178)
Total other comprehensive income, net of taxes	11,218	58,531
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	—	(3,457)

Balance at end of period	$1,114	$(10,104)

Retained Earnings (Deficit)
Balance at beginning of period	$(337,983)	$(138,339)
Net income (loss)	22,160	(203,101)
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	—	3,457

Balance at end of period	$(315,823)	$(337,983)

Total Stockholder’s Equity	$1,054,427	$1,021,049

See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(dollars in thousands)	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$22,160	$(237,849)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(4,500)	1,710
Deferred sales inducements	(1,013)	1,117
Value of business acquired	(2,474)	116,295
Benefit reserves	(1,546)	42,623
Federal income tax accruals	(2,900)	103,615
Claims and claims settlement expenses	10,925	2,634
Other policyholder funds	(3,162)	3,066
Other operating assets and liabilities, net	19,584	8,695
Accretion of investments	(8)	(825)
Interest credited to policyholder liabilities	19,877	21,007
Net realized investment (gains) losses	8,863	(17,318)

Net cash and cash equivalents provided by operating activities	65,806	44,770

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	90,113	84,978
Maturities of available-for-sale securities and mortgage loans on real estate	62,116	29,959
Purchases of available-for-sale securities	(425,125)	(28,964)
Sales of limited partnerships	—	615
Change in payable for collateral under securities loaned	47,914	20,018
Policy loans on insurance contracts, net	11,712	13,601
Net settlement on futures contracts	(9,384)	21,353
Other	(1,188)	2,031

Net cash and cash equivalents provided by (used in) investing activities	(223,842)	143,591

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	11,564	70,413
Policyholder withdrawals	(61,118)	(140,413)

Net cash and cash equivalents used in financing activities	(49,554)	(70,000)

Net increase (decrease) in cash and cash equivalents (1)	(207,590)	118,361
Cash and cash equivalents, beginning of year	428,848	428,904

Cash and cash equivalents, end of period	$221,258	$547,265

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2010 — $36; 2009 — $0); interest paid (2010 — $8; 2009 — $9); Federal income taxes paid (2010 — $2,900; 2009 — $0)
See Notes to Financial Statements

MERRILL LYNCH LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
Merrill Lynch Life Insurance Company (“MLLIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. During 2009, the Company, in addition to not issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products. The Company is domiciled in the State of Arkansas.
For a complete discussion of the Company’s 2009 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
The interim Financial Statements for the three months are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2009 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.
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
Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. These reclassifications have no effect on net income or stockholder’s equity of the prior periods.
Accounting Estimates and Assumptions
The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, value of business acquired, goodwill, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.
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
Recent Accounting Guidance
Current Adoption of Recent Accounting Guidance
Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures
The Company adopted guidance (Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements) which includes new disclosures and clarifications of existing disclosures about fair value measurements as of the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Accounting Guidance Adopted in 2009
ASC 105, Generally Accepted Accounting Principles
The Company adopted guidance that established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities as of the period ended September 30, 2009. All guidance contained in the Codification carries an equal level of authority. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.
ASC 320, Investments —Debt and Equity Securities
The Company adopted guidance that makes other-than-temporary impairment (“OTTI”) guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements as of the period ended June 30, 2009. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3,457 at June 30, 2009.
ASC 820, Fair Value Measurements and Disclosures
•	The Company adopted guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) as of the period ended December 31, 2009 (ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)). The adoption did not have a material impact on the Company’s financial statements.

•	The Company adopted guidance, as of the period ended December 31, 2009, which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the following approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs: a) a valuation technique that uses the quoted price of the identical liability when traded as an asset; b) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets; or c) another valuation technique that is consistent with fair value measurement guidance (e.g., income approach or a market approach) (ASU 2009-05, Measuring Liabilities at Fair Value). The adoption did not have a material impact on the Company’s financial statements.

•	The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly as of the period ended June 30, 2009. The guidance provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. The guidance also requires interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. The adoption did not have a material impact on the Company’s financial statements.

•	The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods as of the period ended June 30, 2009. The guidance requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.
ASC 855, Subsequent Events
The Company adopted guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. The Company adopted revised guidance as of the period ended December 31, 2009, which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated. The adoption did not impact the Company’s results of operations or financial position.

ASC 815, Derivatives and Hedging
On January 1, 2009, the Company adopted guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The adoption did not impact the Company’s results of operations or financial position.
ASC 805, Business Combinations
On January 1, 2009, the Company adopted guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination. The adoption did not have a material impact on the results of operation or financial position.
ASC 350, Intangibles—Goodwill and Other
On January 1, 2009, the Company adopted guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The adoption did not impact the Company’s results of operations or financial position.
Future Adoption of Accounting Guidance
ASC 820, Fair Value Measurements and Disclosures
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, which requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. This disclosure requirement is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. The Company will adopt the guidance on January 1, 2011, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
In April 2010, the FASB issued ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2011 with early adoption permitted with the guidance applied retrospectively to all prior periods upon the date of adoption. The Company is currently evaluating the impact to its results of operations and financial position.
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
The Company recognizes transfers between levels as of the beginning of the period.
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$1,013,846	$—	$1,013,846
Asset-backed securities	—	98,212	17,364	115,576
Commercial mortgage-backed securities	—	166,665	3,494	170,159
Residential mortgage-backed securities	—	117,858	4,191	122,049
Municipals	—	1,508	—	1,508
Government and government agencies
United States	213,539	—	—	213,539
Foreign	—	9,479	—	9,479

Fixed maturity securities (a)	213,539	1,407,568	25,049	1,646,156
Equity securities
Banking securities	—	7,127	—	7,127
Other financial services securities	—	419	—	419
Other securities	—	5,442	—	5,442

Equity securities (a)	—	12,988	—	12,988
Cash equivalents (b)	—	232,332	—	232,332
Limited partnerships (c)	—	—	8,791	8,791
Separate Accounts assets (d)	8,334,670	—	—	8,334,670

Total assets	$8,548,209	$1,652,888	$33,840	$10,234,937

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$(12,462)	$(12,462)

Total liabilities	$—	$—	$(12,462)	$(12,462)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$722,159	$11,440	$733,599
Asset-backed securities	—	89,281	22,410	111,691
Commercial mortgage-backed securities	—	152,173	—	152,173
Residential mortgage-backed securities	—	114,979	3,191	118,170
Municipals	—	1,488	—	1,488
Government and government agencies
United States	215,828	—	—	215,828
Foreign	—	12,342	—	12,342

Fixed maturity securities (a)	215,828	1,092,422	37,041	1,345,291
Equity securities
Banking securities	—	6,361	—	6,361
Other financial services securities	—	363	—	363
Other securities	—	5,081	—	5,081

Equity securities (a)	—	11,805	—	11,805
Cash equivalents (b)	—	433,875	—	433,875
Limited partnerships (c)	—	—	7,604	7,604
Separate Accounts assets (d)	8,313,833	—	—	8,313,833

Total assets	$8,529,661	$1,538,102	$44,645	$10,112,408

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$(12,759)	$(12,759)

Total liabilities	$—	$—	$(12,759)	$(12,759)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining limited partnership is carried at cost and is not included in the abovementioned table.

(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(e)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.
At March 31, 2010, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Limited	Fixed	Limited	Fixed
	Partnership	Maturity	Partnership	Maturity
Balance at beginning of period (a)	$7,603	$37,041	$9,895	$112,200

Change in unrealized gains (losses) (b)	—	1,966	—	9,805
Purchases	—	8,392	—	20,021
Sales	—	(1,037)	(334)	(32,458)
Transfers into Level 3	—	3,256	—	27,473
Transfers out of Level 3	—	(24,614)	—	(100,605)
Changes in valuation (c)	1,188	45	(1,957)	605

Balance at end of period (a)	$8,791	$25,049	$7,604	$37,041

(a)	Recorded as a component of limited partnerships and fixed maturity available-for-sale securities in the Balance Sheets.

(b)	Recorded as a component of other comprehensive income (loss).

(c)	Recorded as a component of net investment income in the Statements of Income.
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity securities at March 31, 2010 and December 31, 2009 is primarily due to an increase in market activity and securities being vendor priced (Level 2).
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
For equity volatility, the Company uses a term structure with market based implied volatility inputs for the first five years. Correlations of market returns across underlying indices are based on actual observed market returns and their inter-relationships over a number of years preceding the valuation date. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; and therefore, the Company uses a volatility curve which grades from actual implied volatilities for five years to a long-term forward rate assumption of 25% for the periods ended March 31, 2010 and December 31, 2009, respectively. The March 31, 2010 and December 31, 2009 volatility assumption for the S&P 500 index in year 20 is approximately 24.7% and 25.3%, respectively, expressed as spot rates. Assumptions on policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at beginning of period (b)	$45,987	$(58,746)	$114,457	$(79,134)

Changes in interest rates (a)	(1,703)	(1,768)	(35,381)	12,922
Changes in equity markets (a)	1,615	2,153	(24,462)	13,503
Other (a)	—	—	(8,627)	(6,037)

Balance at end of period (b)	$45,899	$(58,361)	$45,987	$(58,746)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
As of March 31, 2010, the GMWB reserves and GMIB Reinsurance remained relatively level as compared to 2009. In 2009, the change in GMWB reserves and GMIB insurance was driven by the increase in risk neutral rates, improved equity markets, and policyholder behavior assumption updates, slightly offset by a lower credit spread.
Note 3. Investments
Fixed Maturity and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at March 31, 2010 and December 31, 2009 were:

	March 31, 2010
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost/Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$992,313	$28,344	$(6,946)	$135	$1,013,846
Asset-backed securities	118,179	6,065	(6,147)	(2,521)	115,576
Commercial mortgage-backed securities	173,185	6,789	(9,815)	—	170,159
Residential mortgage-backed securities	123,206	3,225	(3,424)	(958)	122,049
Municipals	1,550	10	(52)	—	1,508
Government and government agencies
United States	217,133	1,759	(5,353)	—	213,539
Foreign	9,100	413	(34)	—	9,479

Total fixed maturity securities	$1,634,666	$46,605	$(31,771)	$(3,344)	$1,646,156

Equity securities — preferred stocks
Banking securities	$9,246	$—	$(2,119)	$—	$7,127
Other financial services securities	165	254	—	—	419
Other securities	5,791	—	(349)	—	5,442

Total equity securities	$15,202	$254	$(2,468)	$—	$12,988

	December 31, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost/Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$718,740	$23,767	$(8,807)	$(101)	$733,599
Asset-backed securities	118,400	4,830	(8,164)	(3,375)	111,691
Commercial mortgage-backed securities	165,844	1,819	(15,490)	—	152,173
Residential mortgage-backed securities	122,400	3,400	(6,496)	(1,134)	118,170
Municipals	1,551	7	(70)	—	1,488
Government and government agencies
United States	220,313	1,427	(5,912)	—	215,828
Foreign	12,033	369	(60)	—	12,342

Total fixed maturity securities	$1,359,281	$35,619	$(44,999)	$(4,610)	$1,345,291

Equity securities — preferred stocks
Banking securities	$9,246	$—	$(2,885)	$—	$6,361
Other financial services securities	165	198	—	—	363
Other securities	5,791	—	(710)	—	5,081

Total equity securities	$15,202	$198	$(3,595)	$—	$11,805

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Excluding investments in U.S. Government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at March 31, 2010 and December 31, 2009 were:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,552,968	$1,572,871	$1,273,913	$1,272,291
Below investment grade	81,698	73,285	85,368	73,000

Total fixed maturity securities	$1,634,666	$1,646,156	$1,359,281	$1,345,291

At March 31, 2010 and December 31, 2009 the estimated fair value of fixed maturity securities rated BBB- were $38,120 and $38,945, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010 and December 31, 2009 by expected maturity were:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$80,508	$81,195	$107,985	$108,234
Due after one year through five years	280,598	290,958	265,145	273,128
Due after five years through ten years	662,571	666,000	421,437	423,225
Due after ten years	196,419	200,219	158,070	158,670

	1,220,096	1,238,372	952,637	963,257
Mortgage-backed securities and other asset-backed securities	414,570	407,784	406,644	382,034

Total fixed maturity securities	$1,634,666	$1,646,156	$1,359,281	$1,345,291

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
The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturities
Corporate securities	$400,129	$404,205	$(4,076)
Asset-backed securities	3,459	3,493	(34)
Commercial mortgage-backed securities	5,175	5,198	(23)
Residential mortgage-backed securities	22,728	22,793	(65)
Government and government agencies
United States	25,002	25,455	(453)
Foreign	3,589	3,623	(34)

Total fixed maturity and equity securities	460,082	464,767	(4,685)

Greater than six months but less than or equal to one year
Fixed maturities
Corporate securities	2,485	2,663	(178)
Government and government agencies — United States	108	114	(6)

Total fixed maturity and equity securities	2,593	2,777	(184)

Greater than one year
Fixed maturities
Corporate securities	49,187	51,744	(2,557)
Asset-backed securities	33,811	42,445	(8,634)
Commercial mortgage-backed securities	42,123	51,915	(9,792)
Residential mortgage-backed securities	21,903	26,220	(4,317)
Municipals	877	929	(52)
Government and government agencies — United States	84,213	89,107	(4,894)
Equity securities
Banking securities	7,127	9,246	(2,119)
Other securities	5,442	5,791	(349)

Total fixed maturity and equity securities	244,683	277,397	(32,714)

Total fixed maturity and equity securities	$707,358	$744,941	$(37,583)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturities
Corporate securities	$169,107	$171,407	$(2,300)
Asset-backed securities	3,690	3,767	(77)
Commercial mortgage-backed securities	11,798	12,094	(296)
Residential mortgage-backed securities	19,885	20,021	(136)
Government and government agencies
United States	25,969	26,201	(232)
Foreign	3,563	3,623	(60)

Total fixed maturity and equity securities	234,012	237,113	(3,101)

Greater than six months but less than or equal to one year
Fixed maturities
Corporate securities	6,173	6,813	(640)
Asset-backed securities	12,892	14,470	(1,578)
Commercial mortgage-backed securities	5,046	5,770	(724)
Residential mortgage-backed securities	4	4	—
Government and government agencies — United States	83,657	89,337	(5,680)

Total fixed maturity and equity securities	107,772	116,394	(8,622)

Greater than one year
Fixed maturities
Corporate securities	81,631	87,599	(5,968)
Asset-backed securities	22,950	32,834	(9,884)
Commercial mortgage-backed securities	50,799	65,269	(14,470)
Residential mortgage-backed securities	19,805	27,299	(7,494)
Municipals	860	930	(70)
Equity securities
Banking securities	6,361	9,246	(2,885)
Other securities	5,081	5,791	(710)

Total fixed maturity and equity securities	187,487	228,968	(41,481)

Total fixed maturity and equity securities	$529,271	$582,475	$(53,204)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The total number of securities in an unrealized loss position was 119 and 119 at March 31, 2010 and December 31, 2009, respectively.
The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI (1)	Securities
Decline > 20%
Greater than one year	$40,923	$(15,231)	$(3,479)	12

Total	$40,923	$(15,231)	$(3,479)	12

Decline > 40%
Greater than one year	$7,501	$(5,723)	$—	2

Total	$7,501	$(5,723)	$—	2

	December 31, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI (1)	Securities
Decline > 20%
Greater than one year	$68,806	$(28,168)	$(4,509)	17

Total	$68,806	$(28,168)	$(4,509)	17

Decline > 40%
Greater than one year	$12,943	$(10,989)	$—	4

Total	$12,943	$(10,989)	$—	4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Unrealized gains (losses) incurred during the three months ended March 31, 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and the Company is not more likely than not required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
The components of net unrealized loss and OTTI included in accumulated other comprehensive income (loss), net of taxes at March 31, 2010 and December 31, 2009 was as follows:

	March 31,	December 31,
	2010	2009
Assets
Fixed maturity securities	$11,490	$(13,990)
Equity securities	(2,214)	(3,397)
Value of business acquired	(9,228)	(1,219)

	48	(18,606)

Liabilities
Policyholder account balances	1,801	3,062
Federal income taxes — deferred	(735)	5,440

	1,066	8,502

Stockholder’s equity
Accumulated other comprehensive income (loss), net of taxes	$1,114	$(10,104)

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
Mortgage Loans on Real Estate
Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the three months ended March 31, 2010 and 2009.
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at March 31, 2010 and December 31, 2009 was $65,738 and $67,707, respectively.
Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated value. In addition to the valuation allowance for specific loans, a reserve is estimated based on a percent of the outstanding loan balance. The reserve at March 31, 2010 and December 31, 2009 was $46 and $41, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at March 31, 2010 and December 31, 2009, respectively.

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, California, Virginia, Ohio, and Washington which account for approximately 80% of mortgage loans as of March 31, 2010.
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at March 31, 2010 and December 31, 2009 was $855,649 and $867,361, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Securities Lending
The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at March 31, 2010 and December 31, 2009 was $195,540 and $149,374, respectively. The estimated fair value of securities out on loan at March 31, 2010 and December 31, 2009 was $191,774 and $145,209, respectively.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. As of March 31, 2010, the Company had 490 outstanding short futures contracts with a notional value of $142,737. As of December 31, 2009, the Company had 570 outstanding short futures contracts with a notional value of $158,275.
Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Proceeds	$90,113	$84,978
Gross realized investment gains	2,371	728
Gross realized investment losses	(163)	(1,068)

Proceeds on the sale of available-for-sale securities sold at a realized loss	23,122	38,439
Net realized investment gains (losses) for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2010	2009
Fixed maturity securities	$1,786	$(6,879)
Equity securities	—	(930)
Limited partnerships	—	471
Mortgages	(5)	9
Derivatives	(9,384)	21,353
Adjustment related to VOBA	(1,260)	3,294

Net realized investment gains (losses)	$(8,863)	$17,318

OTTI
If management determines that a decline in the value of an available-for-sale equity security is other-than-temporary, the cost basis is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and the present value of the security’s anticipated cash flows, and a non credit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.
The following tables sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2009	$1,445
Additional credit loss impairments recognized in the current period on securities previously impaired	423

Balance, March 31, 2010	$1,868

The components of OTTI reflected in the Statements of Income for the three months ended March 31 was as follows:

Three Months Ended March 31, 2010
		Portion of	Net OTTI
	Total	OTTI Losses	Losses
	OTTI	Recognized	Recognized
	Losses	in OCI	in Income
Gross OTTI losses	$423	$—	$423
DAC, DSI and VOBA	—	—	—

Net OTTI Losses	$423	$—	$423

	Three Months Ended March 31, 2009
		Portion of	Net OTTI
	Total	OTTI Losses	Losses
	OTTI	Recognized	Recognized
	Losses	in OCI	in Income
Gross OTTI losses	$7,472	$—	$7,472
DAC, DSI and VOBA	(3,288)	—	(3,288)

Net OTTI Losses	$4,184	$—	$4,184

For the three months ended March 31, 2010, the Company’s gross OTTI of $423 was the result of the Company impairing its holding of a subprime mortgage asset-backed security in the first quarter due to an adverse change in cash flows on this previously impaired asset. For the three months ended March 31, 2009, the Company’s gross OTTI was $7,472 resulting from eighteen unique issuers.
Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)
VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. In addition, the Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA, DAC and DSI.
The reversion to the mean assumption was as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Gross short-term equity growth rate for five years	6.75%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

The change in carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
	2010	2009
Accretion (amortization) expense	$(4,465)	$32,803
Unlocking	6,940	(85,204)
Impairment charge	—	(63,894)
Adjustment related to realized (gains) losses on investments	(1,260)	3,294
Adjustment related to unrealized (gains) losses and OTTI on investments	(8,009)	11,855

Change in VOBA carrying amount	$(6,794)	$(101,146)

During the three months ended March 31, 2010, increased annuity gross profits, partially offset by increased life claims, resulted in an increase in amortization expense as compared to 2009. In addition, the higher projected annuity gross profits resulting from the improved equity market caused positive unlocking in contrast to the prior year when the economic outlook was negative. For the three months ended March 31, 2009, an impairment charge was taken as estimated future gross profits were less than the unamortized balance.
The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended
	March 31,
DAC	2010	2009
Capitalization	$274	$3,582
Accretion (amortization) expense	4,261	(5,438)
Unlocking	(35)	145
Adjustment related to unrealized losses and OTTI on investments	—	729

Change in DAC carrying amount	$4,500	$(982)

	Three Months Ended
	March 31,
DSI	2010	2009
Capitalization	$5	$415
Accretion (amortization) expense	1,003	(1,730)
Unlocking	5	199

Change in DSI carrying amount	$1,013	$(1,116)

During the three months ended March 31, 2010, negative cash flows from derivative losses decreased current gross profits resulted in DAC and DSI accretion as compared to 2009.
Note 5. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the change in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
GMDB	2010	2009
Guaranteed benefits incurred	$9,478	$8,702
Guaranteed benefits paid	(9,896)	(16,767)
Unlocking	(4,256)	46,116

Total	$(4,674)	$38,051

	Three Months Ended
	March 31,
GMIB	2010	2009
Guaranteed benefits incurred	$4,638	$3,115
Unlocking	(1,596)	8,064

Total	$3,042	$11,179

Favorable unlocking for the three months ended March 31, 2010 as compared to 2009 is primarily due to improved equity market performance resulting in lower estimates of future benefit amounts.
The variable annuity GMDB liability at March 31, 2010 and December 31, 2009 was $140,859 and $145,533, respectively. The variable annuity GMIB liability at March 31, 2010 and December 31, 2009 was $42,211 and $39,169, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. The Company records liabilities for variable life contracts containing GMDB provisions as a component of future policy benefits and changes in the liabilities are included as a component of policy benefits in the Statements of Income. As of March 31, 2010 and 2009, an insignificant amount of variable life guaranteed benefits were incurred or paid.
Note 6. Federal Income Taxes
The effective tax rate was 0% and (77%) for the three months ended March 31, 2010 and 2009, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the first three months of 2010 principally were the result of Separate Accounts dividends-received deduction (“DRD”) and valuation allowance on net operating loss carryforward.
The valuation allowance for deferred tax assets as of March 31, 2010 and December 31, 2009 was $140,327 and $145,504, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,623 that should not be recognized as of March 31, 2010 and December 31, 2009, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2008 U.S. Federal income tax return. There were no additions based on tax positions related to the current and prior year. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
At March 31, 2010 and December 31, 2009, the Company had an operating loss carryforward for federal income tax purposes of $144,394 (net of the ASC 740 reduction of $10,351) and $176,009 (net of the ASC 740 reduction of $10,351), respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at March 31, 2010 and December 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $7,445 and $9,796, respectively, with a carryforward period of five years that will expire at various dates up to 2014. At March 31, 2010 and December 31, 2009, the Company had a foreign tax credit carryforward of $6,343 and $5,810, respectively, with a carryforward period of ten years that will expire at various dates up to 2019. Also at March 31, 2010 and December 31, 2009, the Company had an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $4,247 and $3,668, respectively, with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize penalty expense in its financial statements as of March 31, 2010 and 2009, respectively. The Company recognized interest expense of $38 as of March 31, 2010. The Company did not recognize any interest expense as of March 31, 2009.
The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2008, but no examination by the Internal Revenue Service has yet commenced.
Note 7. Stockholder’s Equity and Statutory Accounting Principles
The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners’ (“NAIC”) statutory accounting principles as the basis of its statutory accounting principles.
The Company’s statutory net income (loss) for the three months ended March 31, 2010 and 2009 was $51,565 and ($59,609), respectively. Statutory capital and surplus at March 31, 2010 and December 31, 2009 was $648,174 and $599,014, respectively.
During the first quarter 2010 and 2009, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.
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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2010 and December 31, 2009, reinsurance receivables were $40,025 and $35,806 respectively, primarily related to the recapture of life reinsurance and refined calculations in conjunction with system conversions ($28,546 and $29,682, respectively). At March 31, 2010 and December 31, 2009, these reinsurance receivables were primarily from Swiss Re, Lincoln National Life Insurance Company, Reinsurance Group of America (“RGA”), Employers Reassurance Corporation (“ERAC”), and Munich American Reassurance Company.
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2010 and December 31, 2009, 45% and 12% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions
As of March 31, 2010, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2010 and 2009, the Company incurred $5,764 and $5,922, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On June 29, 2009, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that is due June 29, 2010. During the three months ended March 31, 2010, the Company accrued and/or received $73 of interest. During the three months ended March 31, 2009, the Company did not have any loan activity on the intercompany short-term note receivable and did not accrue and/or receive any interest. Interest related to these arrangements is included in net investment income.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2010 and 2009, the Company incurred $38 and $41, respectively, under this agreement. There were no mortgage loan origination fees during the three months ended March 31, 2010 and 2009, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2010 and 2009, the Company incurred $416 and $575, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three months ended March 31, 2010 and 2009, the Company incurred $9,312 and $10,413, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2010, the Company received $46 in revenue under this agreement. During the three months ended March 31, 2009, the Company did not receive any revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three months ended March 31, 2010 and 2009, the Company incurred $10 and $71, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity available-for-sale securities in the Balance Sheets. During the three months ended March 31, 2010, the Company sold $48,177 of fixed maturity available-for-sale securities to affiliated companies. During the three months ended March 31, 2009, there were no purchases or sales of investments with affiliated companies.
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
The following tables summarize each business segment’s contribution to net revenues and net income (loss):

	Three Months Ended
	March 31,
	2010	2009
Net revenues (a)
Annuity	$35,657	$53,984
Life Insurance	19,542	22,519

Net revenues (a)	$55,199	$76,503

Net income (loss)
Annuity	$15,633	$(189,220)
Life Insurance	6,527	(48,629)

Net income (loss)	$22,160	$(237,849)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations
This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.
Forward Looking Statements
Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2009 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Business
Overview
Merrill Lynch Life Insurance Company (“MLLIC”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is domiciled in Arkansas.
MLLIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. During 2009, the Company, in addition to not issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”).
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
Deposits
Total direct deposits (including internal exchanges) were $12.5 million and $73.1 million during the three months ended March 31, 2010 and 2009, respectively. The decrease in deposits was primarily due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009. Internal exchanges during the three months ended March 31, 2010 and 2009 were $0.9 million and $2.8 million, respectively.
Financial Condition
At March 31, 2010, the Company’s assets were $11.7 billion or $108.3 million higher than the $11.6 billion in assets at December 31, 2009. Assets excluding Separate Accounts assets increased $87.5 million. Separate Accounts assets, which represent 71% of total assets, increased $20.8 million to $8.3 billion.

Changes in Separate Accounts assets were as follows:

Three
Months Ended
(dollars in millions)	March 31, 2010
Investment performance	$269.5
Deposits	12.2
Policy fees and charges	(46.1)
Surrenders, benefits and withdrawals	(214.8)

Net change	$20.8

During the first three months of 2010 and 2009, fixed contract owner deposits were $0.1 million and $0.3 million, respectively, and fixed contract owner withdrawals were $32.1 million and $51.1 million, respectively.
Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2010 with increases of 4%, 6% and 5%, respectively, from December 31, 2009.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2010. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the three months ended March 31, 2010, average variable account balances increased $1,233.0 million (or 18%) to $8,234.5 million as compared to the same period in 2009. The increase in average variable account balances contributed $5.1 million to the increase in asset-based policy charge revenue during the three months ended March 31, 2010 as compared to the same period in 2009.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended
	March 31,
	2010	2009
Average medium term interest rate yield (a)	1.15%	1.02%
Increase (decrease) in medium term interest rates (in basis points)	(28)	12
Credit spreads (in basis points) (b)	160	654
Contracting of credit spreads (in basis points)	(40)	(81)

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$26.7	$(5.5)
Interest-sensitive policyholder liabilities	(1.3)	1.8

Net increase (decrease) on market valuations	$25.4	$(3.7)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
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
The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2009 Annual Report on Form 10-K.
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

At March 31, 2010 and December 31, 2009, approximately, $176.8 million (or 11%) and $161.4 million (or 12%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Securities Lending
Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity available-for-sale securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. At March 31, 2010 and December 31, 2009, the payable for collateral under securities loaned was $197.0 million and $149.1 million, respectively.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of March 31, 2010, the Company had 490 outstanding short futures contracts with a notional amount of $142.7 million. As of December 31, 2009, the Company had 570 outstanding short futures contracts with a notional amount of $158.3 million.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans ninety days past due. The Company also establishes a reserve based on a percentage of the outstanding loan balance. At March 31, 2010 and December 31, 2009, there was $70.2 million and $70.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheet. The reserve at March 31, 2010 and December 31, 2009 was less than $0.1 million. The change in the reserve is reflected in net realized investment gains (losses), excluding other-than-temporary impairment losses on securities in the Statements of Income.
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
For the three months ended March 31, 2010 the Company recorded an OTTI in income of $0.4 million, with no associated amortization of value of business acquired. For the three months ended March 31, 2009, the Company recorded an OTTI in income, net of value of business acquired amortization of $4.2 million.
Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)
The Company utilizes the reversion to the mean assumption, a common industry practice, in its determination of the amortization of VOBA, DAC and DSI. This practice assumes that the expectations for long-term appreciation in equity markets is not changed by minor short-term market fluctuations, but that it does change when large interim deviations have occurred. The reversion to the mean assumptions was as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Gross short-term equity growth rate for five years	6.75%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%
VOBA
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2010 and December 31, 2009, the Company’s VOBA asset was $367.9 million and $374.7 million, respectively. For the three months ended March 31, 2009 and 2008, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $6.9 million and ($85.2) million, respectively. For the three months ended March 31, 2009, there was also an impairment charge of $63.9 million. See Note 4 to the Financial Statements for a further discussion.
DAC
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DAC asset of $31.2 million and $26.7 million, respectively.
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

For the three months ended March 31, 2010 and 2009, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of less than ($0.1) million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.
DSI
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At March 31, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DSI asset of $7.3 million and $6.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2010 and December 31, 2009 were $1.6 billion and $1.6 billion, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2010 and December 31, 2009, future policy benefits were $433.4 million and $439.6 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2010 and December 31, 2009, GMDB and GMIB liabilities included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2010	2009
GMDB liability	$140.9	$145.5
GMIB liability	42.2	39.2
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2010 and 2009, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $5.9 million and ($54.2) million, respectively.
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

At March 31, 2010 and December 31, 2009, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2010	2009
GMWB liability	$45.9	$46.0
GMIB reinsurance asset	(58.4)	(58.7)
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
Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 6 to the Financial Statements for a further discussion.
The valuation allowance for deferred tax assets at March 31, 2010 and December 31, 2009 was $140.3 million and $145.5 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.
Recent Accounting Guidance
The following outlines the adoption of recent accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.
•	Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurements — guidance on new disclosures and clarifications of existing disclosures about fair value measurements — adopted January 1, 2010.
The following outlines the adoption of accounting guidance in 2009. See Note 1 to the Financial Statements for a further discussion.
•	ASC 105, Generally Accepted Accounting Principles — established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities adopted September 30, 2009.

•	ASC 320, Investments—Debt and Equity Securities - guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The revised guidance resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3.5 million at time of adoption — adopted June 30, 2009.

•	ASC 820, Fair Value Measurements and Disclosures
o	ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent - guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) — adopted December 31, 2009.

o	ASU 2009-05, Measuring Liabilities at Fair Value - guidance which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the prescribed approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs — adopted December 31, 2009.

o	Guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly — adopted June 30, 2009.

o	Guidance required an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period — adopted June 30, 2009.
•	ASC 855, Subsequent Events
o	Guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued — adopted June 30, 2009.

o	Revised guidance which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated — adopted December 31, 2009.
•	ASC 815, Derivatives and Hedging - guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the instruments — adopted January 1, 2009.

•	ASC 805, Business Combinations - guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination — adopted January 1, 2009.

•	ASC 350, Intangibles—Goodwill and Other - guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset — adopted January 1, 2009.
In addition, the following is accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
•	ASC 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurement - requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs — will be adopted January 1, 2011.

•	ASC 944, Financial Services — Insurance, ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments - clarification that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation — will be adopted January 1, 2011.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

Fixed Maturities and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at March 31, 2010 and December 31, 2009 were:

	March 31, 2010
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$234.2	$6.3	$(1.8)	$—	$238.7	14%
Industrial	662.5	16.8	(4.4)	0.1	675.0	41
Utility	95.6	5.3	(0.8)	—	100.1	6
Asset-backed securities
Housing related	54.6	0.7	(6.1)	(2.5)	46.7	3
Credit cards	40.8	4.9	—	—	45.7	3
Autos	11.0	0.4	—	—	11.4	1
Equipment lease	5.0	—	—	—	5.0	—
Student loan	6.0	—	—	—	6.0	—
Timeshare	0.8	—	—	—	0.8	—
Commercial mortgage-backed securities — non agency backed	173.2	6.8	(9.8)	—	170.2	10
Residential mortgage-backed securities
Agency backed	97.0	3.2	—	—	100.2	6
Non agency backed	26.2	—	(3.4)	(0.9)	21.9	1
Municipals — tax exempt	1.6	—	(0.1)	—	1.5	—
Government and government agencies
United States	217.1	1.8	(5.4)	—	213.5	13
Foreign	9.1	0.4	—	—	9.5	1

Total fixed maturity securities	1,634.7	46.6	(31.8)	(3.3)	1,646.2	99

Equity securities
Banking securities	9.2	—	(2.1)	—	7.1	1
Other financial services securities	0.2	0.2	—	—	0.4	—
Other securities	5.8	—	(0.3)	—	5.5	—

Total equity securities	15.2	0.2	(2.4)	—	13.0	1

Total fixed maturity and equity securities	$1,649.9	$46.8	$(34.2)	$(3.3)	$1,659.2	100%

	December 31, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$198.5	$5.1	$(4.8)	$—	$198.8	15%
Industrial	421.3	14.5	(3.3)	(0.1)	432.4	32
Utility	98.9	4.2	(0.6)	—	102.5	8
Asset-backed securities
Housing related	56.8	0.3	(8.2)	(3.4)	45.5	3
Credit cards	40.8	4.1	—	—	44.9	3
Autos	11.2	0.4	—	—	11.6	1
Equipment lease	1.8	—	—	—	1.8	—
Student loan	7.0	—	—	—	7.0	1
Timeshare	0.8	—	—	—	0.8	—
Commercial mortgage-backed securities — non agency backed	165.9	1.8	(15.5)	—	152.2	11
Residential mortgage-backed securities
Agency backed	95.1	3.4	(0.1)	—	98.4	7
Non agency backed	27.3	—	(6.4)	(1.1)	19.8	1
Municipals — tax exempt	1.6	—	(0.1)	—	1.5	—
Government and government agencies
United States	220.3	1.4	(5.9)	—	215.8	16
Foreign	12.0	0.4	(0.1)	—	12.3	1

Total fixed maturity securities	1,359.3	35.6	(45.0)	(4.6)	1,345.3	99

Equity securities
Banking securities	9.2	—	(2.9)	—	6.3	1
Other financial services securities	0.2	0.2	—	—	0.4	—
Other securities	5.8	—	(0.7)	—	5.1	—

Total equity securities	15.2	0.2	(3.6)	—	11.8	1

Total fixed maturity and equity securities	$1,374.5	$35.8	$(48.6)	$(4.6)	$1,357.1	100%

(1)	Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.
The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities (“ABS”), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of March 31, 2010.
Five issuers represent more than 5% of the total unrealized loss position, comprised of one commercial mortgage-backed security (“CMBS”) holding, two subprime ABS — housing related holdings, one US Treasury bond and one residential mortgage-backed security (“RMBS”) holding. The Company’s largest single issuer unrealized loss is $5.4 million and relates to US Treasuries. The Company’s CMBS holding has an unrealized loss of $3.6 million and relates to Citigroup Commercial Mortgage Tranche 2004-C1. This is a CMBS that contains fixed income positions where our holding is rated investment grade. The Company’s ABS — housing related holdings have an unrealized loss of $4.6 million and relates to Lehman XS Tranche 2007-9 and Renaissance HELT 2007-1. Lehman XS Tranche 2007-9 is a fixed rate first lien subprime security that is rated below investment grade. Due to an adverse change in cash flows, Lehman XS Tranche 2007-9 was impaired to discounted cash flows as of March 31, 2010. Renaissance HELT 2007-1 is a fixed rate first lien subprime security that is rated below investment grade. The Company’s RMBS holding has an unrealized loss of $2.2 million and relates to GSR Mortgage Loan Tranche 2005-AR5. GSR Mortgage Loan Tranche 2005-AR5 is a securitized portfolio of RMBS that contain fixed income positions where our holding is rated below investment grade.

At March 31, 2010 and December 31, 2009, approximately $100.1 million (or 34%) and $98.4 million (or 36%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes collateralized mortgage obligations (“CMOs”), government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs, and negative amortization mortgage-backed securities. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.
The following tables summarize the Company’s CMBS exposure by rating and vintage at March 31, 2010 and December 31, 2009:

	March 31, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$121.5	$127.3	$5.8
AA	18.8	14.3	(4.5)
A	32.9	28.6	(4.3)

Total	$173.2	$170.2	$(3.0)

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$131.2	$127.4	$(3.8)
AA	18.7	13.5	(5.2)
A	15.9	11.3	(4.6)

Total	$165.8	$152.2	$(13.6)

	March 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2006&Prior	2007	2008	2009	2010	Total
AAA	$104.9	$22.4	$–	$–	$–	$127.3
AA	14.3	–	–	–	–	14.3
A	24.4	4.2	–	–	–	28.6

Total	$143.6	$26.6	$–	$–	$–	$170.2

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
AAA	$46.5	$63.0	$17.9	$–	$–	$127.4
AA	8.7	4.8	–	–	–	13.5
A	2.8	4.8	3.7	–	–	11.3

Total	$58.0	$72.6	$21.6	$–	$–	$152.2

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2010 and December 31, 2009 by rating agency equivalent were:

	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$500.6	$505.6	$509.8	$501.1
AA	193.9	191.8	142.9	140.1
A	584.4	586.8	353.7	353.4
BBB	274.1	288.7	267.5	277.7
Below investment grade	81.7	73.3	85.4	73.0

Total fixed maturity securities	$1,634.7	$1,646.2	$1,359.3	$1,345.3

Investment grade	95%	96%	94%	95%
Below investment grade	5%	4%	6%	5%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2010 and December 31, 2009 approximately $38.1 million (or 2%) and $38.9 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized gains (losses) incurred during the three months of 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and the Company is not more likely than not required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$74.5	$74.7	$(0.2)
Industrial	303.3	306.8	(3.5)
Utility	22.2	22.5	(0.3)
Asset-backed securities — housing related	3.5	3.5	—
Commercial mortgage-backed securities — non agency backed	5.2	5.2	—
Residential mortgage-backed securities — agency backed	22.7	22.8	(0.1)
Government and government agencies
United States	25.0	25.5	(0.5)
Foreign	1.4	1.4	—

Total fixed maturity and equity securities	$457.8	$462.4	$(4.6)

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities (continued)
Greater than six months but less than or equal to one year
Corporate bonds — utility	$0.7	$0.7	$—
Government and government agencies — United States	0.1	0.1	—

Total fixed maturity and equity securities	0.8	0.8	—

Greater than one year
Corporate bonds
Financial services	35.9	37.4	(1.5)
Industrial	5.4	5.5	(0.1)
Utility	5.2	5.6	(0.4)
Asset-backed securities — housing related	20.4	21.7	(1.3)
Commercial mortgage-backed securities — non agency backed	42.1	51.9	(9.8)
Residential mortgage-backed securities — non agency backed	4.2	5.3	(1.1)
Municipals — tax exempt	0.9	1.0	(0.1)
Government and government agencies — United States	84.2	89.1	(4.9)
Equity securities
Banking securities	2.3	2.7	(0.4)
Other securities	5.5	5.8	(0.3)

Total fixed maturity and equity securities	206.1	226.0	(19.9)

Total of all investment grade securities
Corporate bonds
Financial services	110.4	112.1	(1.7)
Industrial	308.7	312.3	(3.6)
Utility	28.1	28.8	(0.7)
Asset-backed securities — housing related	23.9	25.2	(1.3)
Commercial mortgage-backed securities — non agency backed	47.3	57.1	(9.8)
Residential mortgage-backed securities
Agency backed	22.7	22.8	(0.1)
Non agency backed	4.2	5.3	(1.1)
Municipals — tax exempt	0.9	1.0	(0.1)
Government and government agencies
United States	109.3	114.7	(5.4)
Foreign	1.4	1.4	—
Equity securities
Banking securities	2.3	2.7	(0.4)
Other securities	5.5	5.8	(0.3)

Total fixed maturity and equity securities	$664.7	$689.2	$(24.5)

Total number of securities in a continuous unrealized loss position			104

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$10.5	$10.6	$(0.1)
Industrial	144.4	146.3	(1.9)
Utility	12.3	12.4	(0.1)
Asset-backed securities — housing related	3.7	3.8	(0.1)
Commercial mortgage-backed securities — non agency backed	11.8	12.1	(0.3)
Residential mortgage-backed securities — agency backed	19.9	20.0	(0.1)
Government and government agencies
United States	26.0	26.2	(0.2)
Foreign	1.3	1.4	(0.1)

Total fixed maturity and equity securities	229.9	232.8	(2.9)

Greater than six months but less than or equal to one year
Corporate bonds
Industrial	4.4	4.9	(0.5)
Utility	0.7	0.7	—
Asset-backed securities — housing related	12.9	14.5	(1.6)
Commercial mortgage-backed securities — non agency backed	5.0	5.8	(0.8)
Government and government agencies — United States	83.7	89.3	(5.6)

Total fixed maturity and equity securities	106.7	115.2	(8.5)

Greater than one year
Corporate bonds
Financial services	57.6	62.4	(4.8)
Industrial	12.5	12.6	(0.1)
Utility	5.6	6.0	(0.4)
Asset-backed securities — housing related	10.5	11.5	(1.0)
Commercial mortgage-backed securities — non agency backed	50.8	65.3	(14.5)
Residential mortgage-backed securities — non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Other securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$148.3	$173.1	$(24.8)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$68.2	$73.0	$(4.8)
Industrial	161.3	163.8	(2.5)
Utility	18.6	19.1	(0.5)
Asset-backed securities — housing related	27.1	29.8	(2.7)
Commercial mortgage-backed securities — non agency backed	67.6	83.2	(15.6)
Residential mortgage-backed securities
Agency backed	19.9	20.0	(0.1)
Non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Government and government agencies
United States	109.6	115.5	(5.9)
Foreign	1.3	1.4	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Other securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$484.9	$521.1	$(36.2)

Total number of securities in a continuous unrealized loss position			102

(1)	Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.
Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade securities were as follows:

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$0.1	$0.2	$(0.1)
Government and government agencies — foreign	2.2	2.2	—

Total fixed maturity and equity securities	2.3	2.4	(0.1)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	1.8	2.0	(0.2)

Total fixed maturity and equity securities	1.8	2.0	(0.2)

Greater than one year
Corporate bonds
Industrial	1.5	2.0	(0.5)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	13.4	20.7	(7.3)
Residential mortgage-backed securities — non agency backed	17.7	20.9	(3.2)
Equity securities — banking securities	4.9	6.6	(1.7)

Total fixed maturity and equity securities	$38.6	$51.4	$(12.8)

	March 31, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities (continued)
Total of all below investment grade securities
Corporate bonds
Industrial	$3.4	$4.2	$(0.8)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	13.4	20.7	(7.3)
Residential mortgage-backed securities — non agency backed	17.7	20.9	(3.2)
Government and government agencies — foreign	2.2	2.2	—
Equity securities — banking securities	4.9	6.6	(1.7)

Total fixed maturity and equity securities	$42.7	$55.8	$(13.1)

Total number of securities in a continuous unrealized loss position			15

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$1.9	$2.1	$(0.2)
Government and government agencies — foreign	2.2	2.2	—

Total fixed maturity and equity securities	4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	1.1	1.2	(0.1)

Total fixed maturity and equity securities	1.1	1.2	(0.1)

Greater than one year
Corporate bonds
Industrial	4.8	5.4	(0.6)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	39.2	55.9	(16.7)

Total of all below investment grade securities
Corporate bonds
Industrial	7.8	8.7	(0.9)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Government and government agencies — foreign	2.2	2.2	—
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	$44.4	$61.4	$(17.0)

Total number of securities in a continuous unrealized loss position			17

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 35% and 32% of total gross unrealized losses and OTTI on all available-for-sale securities at March 31, 2010 and December 31, 2009, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2010.
Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

	March 31, 2010
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
	70% to 100%	$2.3	$2.4	$(0.1)

		2.3	2.4	(0.1)

Greater than six months but less than or equal to one year
	70% to 100%	1.8	2.0	(0.2)

		1.8	2.0	(0.2)

Greater than one year
	70% to 100%	25.2	30.7	(5.5)
	40% to 70%	13.4	20.7	(7.3)

		38.6	51.4	(12.8)

Total		$42.7	$55.8	$(13.1)

	December 31, 2009
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
	70% to 100%	$4.1	$4.3	$(0.2)

		4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
	70% to 100%	1.1	1.2	(0.1)

		1.1	1.2	(0.1)

Greater than one year
	70% to 100%	23.9	29.8	(5.9)
	40% to 70%	15.3	26.1	(10.8)

		39.2	55.9	(16.7)

Total		$44.4	$61.4	$(17.0)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The majority of assets depressed over 20% as well as over 40% and greater than one year are primarily related to subprime ABS — housing related, CMBS and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired as of March 31, 2010.
Subprime Mortgage Investments
Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans has expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market is experiencing a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance.

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at March 31, 2010 and December 31 2009:

	March 31, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$24.4	$24.1	$(0.3)
Below BBB	20.7	13.4	(7.3)
Second lien (a)
Below BBB	5.5	6.1	0.6

Total	$50.6	$43.6	$(7.0)

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$25.7	$23.8	$(1.9)
Below BBB	21.3	12.5	(8.8)
Second lien (a)
Below BBB	5.6	6.0	0.4

Total	$52.6	$42.3	$(10.3)

	March 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2006&Prior	2007	2008	2009	2010	Total
First lien — fixed
AAA	$24.1	$—	$—	$—	$—	$24.1
Below BBB	3.1	10.3	—	—	—	13.4
Second lien (a)
Below BBB	6.1	—	—	—	—	6.1

Total	$33.3	$10.3	$—	$—	$—	$43.6

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2005&Prior	2006	2007	2008	2009	Total
First lien — fixed
AAA	$23.8	$—	$—	$—	$—	$23.8
Below BBB	—	2.9	9.6	—	—	12.5
Second lien (a)
Below BBB	—	6.0	—	—	—	6.0

Total	$23.8	$8.9	$9.6	$—	$—	$42.3

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI
The Company’s impairment losses were $0.4 million for the three months ended March 31, 2010, with no associated VOBA amortization. For the three months ended March 31, 2010, the Company impaired its holding of an ABS subprime mortgage due to an adverse change in cash flows on this previously impaired asset. For the three months ended March 31, 2009, the Company’s impairment losses were $4.2 million, net of VOBA amortization resulting from eighteen unique issuers.
Mortgage Loans on Real Estate
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on commercial real estate at March 31, 2010 and December 31, 2009 was $65.7 million and $67.7 million, respectively.
All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at March 31, 2010 and December 31, 2009. At March 31, 2010 and December 31, 2009, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.
Liquidity and Capital Resources
Liquidity
The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of March 31, 2010 and December 31, 2009, the Company’s assets included $1.8 billion and $1.8 billion, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During the first three months 2010 and 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.
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
The following table summarizes the Company’s ratings as of May 13, 2010:

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
Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of March 31, 2010:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$148.1	$262.9	$224.1	$1,253.7	$1,888.8
Separate Accounts (a)	1,130.6	2,002.5	1,530.0	5,337.8	10,000.9

	$1,278.7	$2,265.4	$1,754.1	$6,591.5	$11,889.7

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2010 and December 31, 2009, the Company’s estimated liability for future guaranty fund assessments was $5.0 million and $5.0 million, respectively, with an offsetting receivable for future premium tax deductions of $4.0 million and $4.0 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three months ended March 31, 2010 and 2009, the Company recorded a net income (loss) of $22.2 million and ($237.8) million, respectively. The increase in income during 2010 as compared to 2009 was primarily due to the 2009 impairment of VOBA, the 2009 tax valuation allowance and a decline in policy benefits partially offset by 2009 realized gains and 2010 realized losses.
Policy charge revenue increased $4.3 million (or 9%) to $52.7 million during three months ended March 31, 2010, as compared to the same period in 2009. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Asset-based policy charge revenue	$31.4	$26.3	$5.1	(a)
Guaranteed benefit based policy charge revenue	6.8	6.7	0.1
Non-asset based policy charge revenue	14.5	15.4	(0.9	) (b)

Total policy charge revenue	$52.7	$48.4	$4.3

(a)	Asset-based policy charge revenue was positively impacted by the increase in average variable account balances during late 2009 and early 2010.

(b)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business.

Net realized investment gains (losses) decreased $26.2 million to ($8.9) million during three months ended March 31, 2010, as compared to the same period in 2009. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Credit related losses	$(0.4)	$(4.2)	$3.8	(a)
Interest related gains (losses)	2.2	(2.7)	4.9	(a)
Equity related gains (losses)	(9.4)	20.9	(30.3	) (b)
Associated amortization of VOBA	(1.3)	3.3	(4.6)

Total net realized investment gains (losses)	$(8.9)	$17.3	$(26.2)

Write-downs for OTTI included in net realized investment gains (losses)	$(0.4)	$(7.5)	$7.1	(a)

(a)	The change in credit and interest related gains (losses) as compared to 2009 are primarily due to the change in accounting principle for OTTI impairments in 2009. See the Critical Accounting Policies and Estimates section above for further discussion on OTTI recognition.

(b)	The change in equity related gains (losses) principally relates to net losses on futures contracts during 2010 as compared to net gains on futures contracts in 2009.
Policy benefits decreased $51.6 million during the three months ended March 31, 2010 as compared to the same period in 2009. The following table provides the changes in policy benefits by type:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Annuity benefit unlocking	$(5.9)	$54.2	$(60.1	) (a)
Annuity benefit expense	13.0	5.1	7.9
Amortization of deferred sales inducements	(1.0)	1.5	(2.5)
Life insurance mortality expense	11.1	8.0	3.1

Total policy benefits	$17.2	$68.8	$(51.6)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
Reinsurance premiums ceded increased $2.0 million during the three months ended March 31, 2010 as compared to the same period in 2009 principally due to refined calculations related to a system conversion. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance, which is expected to be finalized in the first half of 2010.
Amortization (accretion) of DAC was ($4.2) million and $5.3 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2010 and 2009, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of less than ($0.1) million and $0.1 million, respectively. During the three months ended March 31, 2010, negative cash flows from derivative losses on the annuity business decreased current gross profits resulting in decreased amortization.
Accretion of VOBA was ($2.5) million for the three months ended March 31, 2010, which included favorable unlocking of $6.9 million. Amortization and impairment of VOBA was $116.3 million for the three months ended March 31, 2009, which included unfavorable unlocking of $85.2 million. During the three months ended March 31, 2010, increased annuity gross profits, partially offset by increased life claims, resulted in an increase in amortization expense as compared to 2009. In addition, the higher projected annuity gross profits resulting from the improved equity market caused positive unlocking in contrast to the prior year when the economic outlook was negative. For the three months ended March 31, 2009, an impairment charge was taken as estimated future gross profits were less than the unamortized balance.

Insurance expenses and taxes increased $0.1 million in the three months ended March 31, 2010 as compared to the same period in 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2010	2009	Change
Commissions	$10.0	$8.1	$1.9	(a)
General insurance expenses	7.5	9.4	(1.9	) (b)
Taxes, licenses, and fees	0.3	0.2	0.1

Total insurance expenses and taxes	$17.8	$17.7	$0.1

(a)	The increase in commissions is primarily due to an increase in the trail commissions paid as a result of increased average variable account balances in 2010 as compared to 2009.

(b)	The decrease in general insurance expenses is primarily due to lower transition related costs.
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the first fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information
Item 1. Legal Proceedings.
Nothing to report.
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1.” Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.
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

MERRILL LYNCH LIFE INSURANCE COMPANY
/s/ Eric J. Martin
Eric J. Martin
Vice President, Treasurer, Chief Financial Officer, and Controller

Date: May 13, 2010

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