Form 10-Q
period 2010-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2010-08-12
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;
33-58303; 333-33863; 333-34192; 333-133223; 333-133225
TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(Exact name of Registrant as specified in its charter)

ARKANSAS	91-1325756
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)
4333 Edgewood Road, NE
Cedar Rapids, Iowa
52499-0001
(Address of Principal Executive Offices)
(800) 346-3677
(Registrant telephone number including area code)
MERRILL LYNCH LIFE INSURANCE COMPANY
(Former Name of Registrant)
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

PART 1. Financial Information
Item 1. Financial Statements
TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2010 – $1,632,702; 2009 – $1,359,281)	$1,686,167	$1,345,291
Equity available-for-sale securities, at estimated fair value (cost: 2010 – $15,202; 2009 – $15,202)	12,679	11,805
Limited partnerships	13,696	12,620
Mortgage loans on real estate	69,461	70,854
Policy loans	847,906	867,361

Total investments	2,629,909	2,307,931

Cash and cash equivalents	219,826	428,848
Accrued investment income	43,618	34,237
Deferred policy acquisition costs	40,609	26,730
Deferred sales inducements	9,454	6,296
Value of business acquired	371,189	374,737
Goodwill	2,800	2,800
Federal income taxes — deferred	890	890
Reinsurance receivables	22,573	35,806
Affiliated short term note receivable	40,000	40,000
Receivable for investments sold — net	1,485	2,009
Other assets	35,114	38,835
Separate Accounts assets	7,501,896	8,313,833

Total Assets	$10,919,363	$11,612,952

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS — Continued

	June 30,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,588,578	$1,626,415
Future policy benefits	498,733	439,634
Claims and claims settlement expenses	34,953	32,846

	2,122,264	2,098,895

Other policyholder funds	4,389	10,346
Payables for collateral under securities loaned and reverse repurchase agreements	199,005	149,050
Federal income taxes — current	991	4,191
Affiliated payables — net	1,309	7,129
Other liabilities	4,657	8,459
Separate Accounts liabilities	7,501,896	8,313,833

Total Liabilities	9,834,511	10,591,903

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income (loss), net of taxes	24,489	(10,104)
Retained deficit	(308,773)	(337,983)

Total Stockholder’s Equity	1,084,852	1,021,049

Total Liabilities and Stockholder’s Equity	$10,919,363	$11,612,952

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
	(unaudited)
Revenues
Policy charge revenue	$51,495	$48,132	$104,187	$96,499
Net investment income	33,125	32,106	64,372	63,931
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(3,310)	(1,066)	(3,310)	(5,250)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	2,449	14	2,449	14
Portion of other-than-temporary impairment losses previously recognized in other comprehensive income	—	—	(423)	—

Net other-than-temporary impairment losses on securities recognized in income	(861)	(1,052)	(1,284)	(5,236)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	15,598	(33,851)	7,158	(12,349)

Net realized investment gains (losses)	14,737	(34,903)	5,874	(17,585)

Total Revenues	99,357	45,335	174,433	142,845

Benefits and Expenses
Interest credited to policyholder liabilities	19,762	19,776	39,639	40,783
Policy benefits, net of reinsurance recoveries: (2010 – $1,598, $12,678; 2009 – $1,056, $2,134)	92,221	(26,481)	109,421	42,325
Reinsurance premium ceded	2,754	2,765	7,461	5,441
Amortization (accretion) of deferred policy acquisition costs	(9,149)	5,644	(13,375)	10,937
Amortization (accretion) and impairment of value of business acquired	(8,769)	24,458	(11,244)	140,753
Insurance expenses and taxes	14,528	19,263	32,361	36,930

Total Benefits and Expenses	111,347	45,425	164,263	277,169

Income (Loss) Before Taxes	(11,990)	(90)	10,170	(134,324)

Federal Income Tax Expense (Benefit)
Current	(578)	—	—	—
Deferred	(18,462)	(37,803)	(19,040)	65,812

Federal Income Tax Expense (Benefit)	(19,040)	(37,803)	(19,040)	65,812

Net Income (Loss)	$7,050	$37,713	$29,210	$(200,136)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2010	2009	2010	2009
	(unaudited)

Net Income (Loss)	$7,050	$37,713	$29,210	$(200,136)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	39,127	55,209	65,637	43,904
Reclassification adjustment for (gains) losses included in net income	4,637	886	3,524	6,711

	43,764	56,095	69,161	50,615

Net unrealized other-than-temporary impairment gains (losses) on securities
Net unrealized other-than-temporary impairment losses arising during the period	(2,449)	(14)	(2,449)	(14)
Change in previously recognized unrealized other-than-temporary impairments	350	277	1,193	277
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	423	—

	(2,099)	263	(833)	263

Adjustments
Policyholder liabilities	26	3,720	(1,235)	5,552
Deferred policy acquisition costs	—	(2,209)	—	(1,480)
Value of business acquired	(5,450)	(32,276)	(13,459)	(20,421)
Deferred federal income taxes	(12,866)	(7,748)	(19,041)	(10,875)

	(18,290)	(38,513)	(33,735)	(27,224)

Total other comprehensive income, net of taxes	23,375	17,845	34,593	23,654

Comprehensive Income (Loss)	$30,425	$55,558	$63,803	$(176,482)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

	June 30,	December 31,
(dollars in thousands)	2010	2009
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(10,104)	$(65,178)
Total other comprehensive income, net of taxes	34,593	58,531
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	—	(3,457)

Balance at end of period	$24,489	$(10,104)

Retained Earnings (Deficit)
Balance at beginning of period	$(337,983)	$(138,339)
Net income (loss)	29,210	(203,101)
Cumulative effect of adoption of other-than-temporary impairment guidance (ASC 320)	—	3,457

Balance at end of period	$(308,773)	$(337,983)

Total Stockholder’s Equity	$1,084,852	$1,021,049

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(dollars in thousands)	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$29,210	$(200,136)
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(13,879)	1,997
Deferred sales inducements	(3,158)	1,908
Value of business acquired	(11,244)	140,753
Benefit reserves	71,633	(4,211)
Federal income tax accruals	(22,240)	71,212
Claims and claims settlement expenses	2,108	(7,734)
Other policyholder funds	(5,957)	6,643
Other operating assets and liabilities, net	(1,530)	9,147
Amortization (accretion) of investments	143	(3,393)
Limited partnership asset distributions	(62)	—
Interest credited to policyholder liabilities	39,639	40,783
Net realized investment (gains) losses	(5,874)	17,585

Net cash and cash equivalents provided by operating activities	78,789	74,554

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	302,580	255,391
Maturities of available-for-sale securities and mortgage loans	97,614	73,184
Purchases of available-for-sale securities	(670,850)	(127,310)
Sales of limited partnerships	857	615
Change in affiliated short term note receivable	—	(40,000)
Change in payable for collateral under securities loaned and reverse repurchase agreements	49,954	(23,299)
Policy loans on insurance contracts, net	19,455	29,781
Net settlement on futures contracts	5,033	(11,628)
Other	(1,210)	3,221

Net cash and cash equivalents provided by (used in) investing activities	(196,567)	159,955

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	20,289	165,346
Policyholder withdrawals	(111,533)	(297,432)

Net cash and cash equivalents used in financing activities	(91,244)	(132,086)

Net increase (decrease) in cash and cash equivalents (1)	(209,022)	102,423
Cash and cash equivalents, beginning of year	428,848	428,904

Cash and cash equivalents, end of period	$219,826	$531,327

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2010 – $65; 2009 – $0); interest paid (2010 – $22; 2009 – $16); Federal income taxes paid (2010 – $3,200; 2009 – $0); Federal income taxes received (2010 – $0; 2009 – $5,400)
See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
NOTES TO FINANCIAL STATEMENTS (unaudited)
(Dollars in Thousands)
Note 1. Summary of Significant Accounting Policies
Basis of Presentation
Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). Prior to July 1, 2010, the Company was known as Merrill Lynch Life Insurance Company (“MLLIC”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. During 2009, the Company, in addition to not issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products. The Company is domiciled in the State of Arkansas.
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
Reverse Repurchase Agreements
The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements.
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
ASC 320, Investments —Debt and Equity Securities
The Company adopted guidance that made other-than-temporary impairment (“OTTI”) guidance for debt securities more operational and improved the presentation and disclosure of OTTI on debt and equity securities in the financial statements as of the period ended June 30, 2009. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3,457 at June 30, 2009.
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
In April 2010, the FASB issued ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2011 with early adoption permitted with the guidance applied retrospectively to all prior periods upon the date of adoption. The Company will adopt the guidance on January 1, 2011 and does not expect this to have a material impact to its results of operations and financial position.
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
The Company recognizes transfers between levels as of the beginning of the period.
The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$1,164,030	$—	$1,164,030
Asset-backed securities	—	102,157	11,181	113,338
Commercial mortgage-backed securities	—	147,023	3,581	150,604
Residential mortgage-backed securities	—	102,180	23,320	125,500
Municipals	—	1,581	—	1,581
Government and government agencies
United States	121,388	—	—	121,388
Foreign	3,660	6,066	—	9,726

Fixed maturity securities (a)	125,048	1,523,037	38,082	1,686,167
Equity securities
Banking securities	—	7,051	—	7,051
Other financial services securities	—	428	—	428
Industrial securities	—	5,200	—	5,200

Equity securities (a)	—	12,679	—	12,679
Cash equivalents (b)	—	225,082	—	225,082
Limited partnerships (c)	—	—	8,772	8,772
Separate Accounts assets (d)	7,501,896	—	—	7,501,896

Total assets	$7,626,944	$1,760,798	$46,854	$9,434,596

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$31,884	$31,884

Total liabilities	$—	$—	$31,884	$31,884

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$722,159	$11,440	$733,599
Asset-backed securities	—	89,281	22,410	111,691
Commercial mortgage-backed securities	—	152,173	—	152,173
Residential mortgage-backed securities	—	114,979	3,191	118,170
Municipals	—	1,488	—	1,488
Government and government agencies
United States	215,828	—	—	215,828
Foreign	3,463	8,879	—	12,342

Fixed maturity securities (a)	219,291	1,088,959	37,041	1,345,291
Equity securities
Banking securities	—	6,361	—	6,361
Other financial services securities	—	363	—	363
Industrial securities	—	5,081	—	5,081

Equity securities (a)	—	11,805	—	11,805
Cash equivalents (b)	—	433,875	—	433,875
Limited partnerships (c)	—	—	7,604	7,604
Separate Accounts assets (d)	8,313,833	—	—	8,313,833

Total assets	$8,533,124	$1,534,639	$44,645	$10,112,408

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$(12,759)	$(12,759)

Total liabilities	$—	$—	$(12,759)	$(12,759)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining limited partnership is carried at cost and is not included in the abovementioned table.

(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(e)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.
At June 30, 2010, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Limited	Fixed	Limited	Fixed
	Partnership	Maturity	Partnership	Maturity
Balance at beginning of period (a)	$7,604	$37,041	$9,895	$112,200

Change in unrealized gains (losses) (b)	—	2,661	—	9,805
Purchases	—	27,941	—	20,021
Sales	(104)	(1,960)	(745)	(26,854)
Transfers into Level 3	—	3,256	—	27,473
Transfers out of Level 3	—	(30,935)	—	(100,605)
Changes in valuation (c)	1,211	78	(1,957)	605
Net realized investment gains (losses) (d)	62	—	411	(5,604)

Balance at end of period (a)	$8,772	$38,082	$7,604	$37,041

(a)	Recorded as a component of limited partnerships and fixed maturity available-for-sale securities in the Balance Sheets.

(b)	Recorded as a component of other comprehensive income (loss).

(c)	Recorded as a component of net investment income in the Statements of Income.

(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The Level 3 fixed maturity securities at June 30, 2010 are relatively flat compared to December 31, 2009. The decrease in Level 3 fixed maturity securities at December 31, 2009 is primarily due to an increase in market activity and securities being vendor priced (Level 2).
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
For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 26.7% at June 30, 2010 and 25.3% at December 31, 2009. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at beginning of period (b)	$45,987	$(58,746)	$114,457	$(79,134)

Changes in interest rates (a)	50,738	(19,074)	(35,381)	12,922
Changes in equity markets (a)	22,552	(9,573)	(24,462)	13,503
Other (a)	—	—	(8,627)	(6,037)

Balance at end of period (b)	$119,277	$(87,393)	$45,987	$(58,746)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
At June 30, 2010, the increase in the GMWB reserves and GMIB Reinsurance was principally driven by the decline in the risk neutral rate and unfavorable equity markets during the quarter. In 2009, the change in GMWB reserves and GMIB insurance was driven by the increase in risk neutral rates, improved equity markets, and policyholder behavior assumption updates, slightly offset by a lower credit spread.
Note 3. Investments
Fixed Maturity and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at June 30, 2010 and December 31, 2009 were:

	June 30, 2010
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost/Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$1,115,865	$58,129	$(10,185)	$221	$1,164,030
Asset-backed securities	114,013	6,845	(5,036)	(2,484)	113,338
Commercial mortgage-backed securities	149,976	7,537	(6,909)	—	150,604
Residential mortgage-backed securities	125,966	4,090	(1,377)	(3,179)	125,500
Municipals	1,548	33	—	—	1,581
Government and government agencies
United States	116,237	6,655	(1,504)	—	121,388
Foreign	9,097	629	—	—	9,726

Total fixed maturity securities	$1,632,702	$83,918	$(25,011)	$(5,442)	$1,686,167

Equity securities — preferred stocks
Banking securities	$9,246	$—	$(2,195)	$—	$7,051
Other financial services securities	165	263	—	—	428
Industrial securities	5,791	—	(591)	—	5,200

Total equity securities	$15,202	$263	$(2,786)	$—	$12,679

	December 31, 2009
					Estimated
	Amortized	Gross Unrealized			Fair
	Cost/Cost	Gains	Losses	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$718,740	$23,767	$(8,807)	$(101)	$733,599
Asset-backed securities	118,400	4,830	(8,164)	(3,375)	111,691
Commercial mortgage-backed securities	165,844	1,819	(15,490)	—	152,173
Residential mortgage-backed securities	122,400	3,400	(6,496)	(1,134)	118,170
Municipals	1,551	7	(70)	—	1,488
Government and government agencies
United States	220,313	1,427	(5,912)	—	215,828
Foreign	12,033	369	(60)	—	12,342

Total fixed maturity securities	$1,359,281	$35,619	$(44,999)	$(4,610)	$1,345,291

Equity securities — preferred stocks
Banking securities	$9,246	$—	$(2,885)	$—	$6,361
Other financial services securities	165	198	—	—	363
Industrial securities	5,791	—	(710)	—	5,081

Total equity securities	$15,202	$198	$(3,595)	$—	$11,805

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at June 30, 2010 and December 31, 2009 were:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,550,211	$1,613,377	$1,273,913	$1,272,291
Below investment grade	82,491	72,790	85,368	73,000

Total fixed maturity securities	$1,632,702	$1,686,167	$1,359,281	$1,345,291

At June 30, 2010 and December 31, 2009 the estimated fair value of fixed maturity securities rated BBB- were $41,576 and $38,945, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010 and December 31, 2009 by contractual maturities were:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$32,617	$33,088	$107,985	$108,234
Due after one year through five years	226,137	239,315	265,145	273,128
Due after five years through ten years	832,854	864,916	421,437	423,225
Due after ten years	151,139	159,406	158,070	158,670

	1,242,747	1,296,725	952,637	963,257
Mortgage-backed securities and other asset-backed securities	389,955	389,442	406,644	382,034

Total fixed maturity securities	$1,632,702	$1,686,167	$1,359,281	$1,345,291

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Unrealized Gains (Losses) on Fixed Maturity and Equity Securities
The Company’s investments in fixed maturity and equity securities are classified as available-for-sale and are carried at estimated fair value. Unrealized gains and losses on available-for-sale securities are included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.
The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturity securities
Corporate securities	$94,668	$100,114	$(5,446)
Asset-backed securities	7,829	7,976	(147)
Commercial mortgage-backed securities	4,350	4,826	(476)
Residential mortgage-backed securities	4,299	5,675	(1,376)

Total fixed maturity and equity securities	111,146	118,591	(7,445)

Greater than six months but less than or equal to one year
Fixed maturity securities — corporate securities	2,328	2,528	(200)

Total fixed maturity and equity securities	$2,328	$2,528	$(200)

	June 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(continued)	Value	Cost/Cost	OTTI (1)
Greater than one year
Fixed maturity securities
Corporate securities	$37,705	$42,023	$(4,318)
Asset-backed securities	22,635	30,008	(7,373)
Commercial mortgage-backed securities	22,540	28,973	(6,433)
Residential mortgage-backed securities	16,288	19,468	(3,180)
Government and government agencies — United States	31,901	33,405	(1,504)
Equity securities
Banking securities	7,051	9,246	(2,195)
Industrial securities	5,200	5,791	(591)

Total fixed maturity and equity securities	143,320	168,914	(25,594)

Total fixed maturity and equity securities	$256,794	$290,033	$(33,239)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturity securities
Corporate securities	$169,107	$171,407	$(2,300)
Asset-backed securities	3,690	3,767	(77)
Commercial mortgage-backed securities	11,798	12,094	(296)
Residential mortgage-backed securities	19,885	20,021	(136)
Government and government agencies
United States	25,969	26,201	(232)
Foreign	3,563	3,623	(60)

Total fixed maturity and equity securities	234,012	237,113	(3,101)

Greater than six months but less than or equal to one year
Fixed maturity securities
Corporate securities	6,173	6,813	(640)
Asset-backed securities	12,892	14,470	(1,578)
Commercial mortgage-backed securities	5,046	5,770	(724)
Residential mortgage-backed securities	4	4	—
Government and government agencies — United States	83,657	89,337	(5,680)

Total fixed maturity and equity securities	107,772	116,394	(8,622)

Greater than one year
Fixed maturity securities
Corporate securities	81,631	87,599	(5,968)
Asset-backed securities	22,950	32,834	(9,884)
Commercial mortgage-backed securities	50,799	65,269	(14,470)
Residential mortgage-backed securities	19,805	27,299	(7,494)
Municipals	860	930	(70)
Equity securities
Banking securities	6,361	9,246	(2,885)
Industrial securities	5,081	5,791	(710)

Total fixed maturity and equity securities	187,487	228,968	(41,481)

Total fixed maturity and equity securities	$529,271	$582,475	$(53,204)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 63 and 119 at June 30, 2010 and December 31, 2009, respectively.
The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI (1)	Securities
Decline > 20%
Less than or equal to six months	$15,924	$(4,889)	$—	2
Greater than one year	22,121	(9,655)	(2,484)	7

Total	$38,045	$(14,544)	$(2,484)	9

Decline > 40%
Greater than one year	$7,654	$(5,581)	$—	2

Total	$7,654	$(5,581)	$—	2

	December 31, 2009
	Estimated	Gross
	Fair	Unrealized		Number of
	Value	Losses	OTTI (1)	Securities
Decline > 20%
Greater than one year	$68,806	$(28,168)	$(4,509)	17

Total	$68,806	$(28,168)	$(4,509)	17

Decline > 40%
Greater than one year	$12,943	$(10,989)	$—	4

Total	$12,943	$(10,989)	$—	4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Unrealized gains (losses) incurred during the first half of 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and the Company is not more likely than not required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes at June 30, 2010 and December 31, 2009 was as follows:

	June 30,	December 31,
	2010	2009
Assets
Fixed maturity securities	$53,465	$(13,990)
Equity securities	(2,523)	(3,397)
Value of business acquired	(14,679)	(1,219)

	36,263	(18,606)

Liabilities
Policyholder account balances	1,827	3,062
Federal income taxes — deferred	(13,601)	5,440

	(11,774)	8,502

Stockholder’s equity
Accumulated other comprehensive income (losses), net of taxes	$24,489	$(10,104)

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
Mortgage Loans on Real Estate
Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the three and six months ended June 30, 2010 and 2009.
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at June 30, 2010 and December 31, 2009 was $69,052 and $67,707, respectively.
Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated value. In addition to the valuation allowance for specific loans, a reserve is estimated based on a percent of the outstanding loan balance. The reserve at June 30, 2010 and December 31, 2009 was $40 and $41, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at June 30, 2010 and December 31, 2009, respectively.
The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, California, Virginia, Ohio, and Washington which account for approximately 80% of mortgage loans as of June 30, 2010.
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at June 30, 2010 and December 31, 2009 was $847,906 and $867,361, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Securities Lending
The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at June 30, 2010 and December 31, 2009 was $155,018 and $149,374, respectively. The estimated fair value of securities out on loan at June 30, 2010 and December 31, 2009 was $159,133 and $145,209, respectively.
Reverse Repurchase Agreements
The Company enters into dollar roll repurchase agreement transactions. The amortized cost of the reverse repurchase agreements at June 30, 2010 was $32,344. The estimated fair value of the securities that were pledged was $32,501 at June 30, 2010. There were no reverse repurchase agreements at December 31, 2009.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. As of June 30, 2010, the Company had 620 outstanding short futures contracts with a notional value of $159,123. As of December 31, 2009, the Company had 570 outstanding short futures contracts with a notional value of $158,275.

Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds	$212,467	$170,413	$302,580	$255,391
Gross realized investment gains	2,534	1,933	4,905	2,661
Gross realized investment losses	(1,683)	(2,689)	(1,846)	(3,757)

Proceeds on available-for-sale securities sold at a realized loss	67,431	27,871	90,552	66,309
Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Fixed maturity securities	$(272)	$(1,808)	$1,514	$(8,687)
Equity securities	—	—	—	(930)
Limited partnerships	660	—	660	471
Mortgages	5	(3)	—	6
Derivatives	14,417	(32,982)	5,033	(11,629)
Adjustment related to value of business acquired	(73)	(110)	(1,333)	3,184

Net realized investment gains (losses)	$14,737	$(34,903)	$5,874	$(17,585)

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
The following tables sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2009	$1,445
Credit loss impairment recognized in the current period on securities not previously impaired	722
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	423
Accretion of credit loss impairments previously recognized	(199)

Balance, June 30, 2010	$2,391

The components of OTTI reflected in the Statements of Income for the three and six months ended June 30 was as follows:

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Loss	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$3,568	$2,449	$1,119	$3,991	$2,449	$1,542
Deferred acquisition costs and value of business acquired	(258)	—	(258)	(258)	—	(258)

Net OTTI losses	$3,310	$2,449	$861	$3,733	$2,449	$1,284

	Three Months Ended June 30, 2009			Six Months Ended June 30, 2009
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Loss	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$1,066	$14	$1,052	$8,538	$14	$8,524
Deferred acquisition costs and value of business acquired	—	—	—	(3,288)	—	(3,288)

Net OTTI losses	$1,066	$14	$1,052	$5,250	$14	$5,236

For the three and six months ended June 30, 2010, the Company’s impairment losses were $861 and $1,284, respectively, net of associated amortization of value of business acquired. The gross impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security for $722 due to an adverse change in cash flows. A corporate bond was also impaired for $397 due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a 2007 vintage subprime mortgage asset-backed security for $423. For the three and six months ended June 30, 2009, the Company’s impairment losses were $1,052 and $5,236, respectively, net of value of business acquired amortization. The Company impaired its holding in Lear Corp to discounted cash flows in the first six months of 2009 for $1,052. Eighteen unique issuers accounted for the remaining gross impairment of $7,475. During the second quarter 2009, the Company adopted revised guidance for OTTI recognition, which resulted in a cumulative adjustment of $12,576 to retained earnings and amortized cost for fixed maturity securities and cost for equity securities for the non credit portion of previously recorded impairments on securities still in inventory upon adoption. Of this, $3,495 related to non credit impairments previously recorded in income during the first quarter of 2009.
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
The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Gross short-term equity growth rate for five years	9.00%	7.25%	11.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

The change in carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Accretion (amortization) expense	$17,315	$(23,329)	$12,850	$9,474
Unlocking	(8,546)	(1,130)	(1,606)	(86,334)
Impairment charge	—	—	—	(63,894)
Adjustment related to realized (gains) losses on investments	(73)	(110)	(1,333)	3,184
Adjustment related to unrealized gains and OTTI on investments	(5,450)	(39,533)	(13,459)	(27,677)

Change in VOBA carrying amount	$3,246	$(64,101)	$(3,548)	$(165,247)

Unfavorable equity market movement in the second quarter of 2010 resulted in negative future gross profits which caused unfavorable unlocking and accretion expense for the three and six months ended June 30, 2010. The six months ended June 30, 2009 were impacted by the negative economic outlook, principally during the first quarter 2009, which resulted in unfavorable unlocking and accretion expense. In addition, an impairment charge was taken at March 31, 2009, as estimated future gross profits were less than the unamortized balance.
The change in the carrying amount of DAC and DSI for the three and six months ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DAC	2010	2009	2010	2009
Capitalization	$230	$5,357	$504	$8,940
Accretion (amortization) expense	9,863	(5,125)	14,124	(10,563)
Unlocking	(714)	(519)	(749)	(374)
Adjustment related to unrealized gains and OTTI on investments	—	(2,209)	—	(1,481)

Change in DAC carrying amount	$9,379	$(2,496)	$13,879	$(3,478)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DSI	2010	2009	2010	2009
Capitalization	$3	$456	$9	$871
Accretion (amortization) expense	2,257	(1,495)	3,260	(3,225)
Unlocking	(116)	247	(111)	446

Change in DSI carrying amount	$2,144	$(792)	$3,158	$(1,908)

During the three and six months ended June 30, 2010, unfavorable equity market movements in the second quarter of 2010 resulted in negative future gross profits which resulted in accretion and negative unlocking in DAC and DSI. During the first half of 2009, the Company experienced lower than expected gross profits for amortization as a result of increases in reserves for guaranteed benefits.

Note 5. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.
The components of the change in the variable annuity GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMDB	2010	2009	2010	2009
Guaranteed benefits incurred	$9,170	$11,335	$18,648	$20,038
Guaranteed benefits paid	(13,401)	(15,299)	(23,297)	(32,066)
Unlocking	21,797	(7,576)	17,541	38,540

Total	$17,566	$(11,540)	$12,892	$26,512

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMIB	2010	2009	2010	2009
Guaranteed benefits incurred	$4,229	$4,610	$8,867	$7,725
Unlocking	7,236	(1,405)	5,641	6,659

Total	$11,465	$3,205	$14,508	$14,384

Unfavorable unlocking for the three and six months ended June 30, 2010 was primarily due to unfavorable equity market performance resulting in higher estimates of future benefit amounts. The six months ended June 30, 2009 were impacted by the negative economic outlook during the first quarter 2009 which resulted in unfavorable unlocking.
The variable annuity GMDB liability at June 30, 2010 and December 31, 2009 was $158,425 and $145,533, respectively. The variable annuity GMIB liability at June 30, 2010 and December 31, 2009 was $53,677 and $39,169, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. As of June 30, 2010 and 2009, an insignificant amount of variable life guaranteed benefits were recorded as a component of policy benefits in the Statements of Income as incurred or paid.
Note 6. Federal Income Taxes
The effective tax rate was (187%) and (49%) for the six months ended June 30, 2010 and 2009, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the first half of 2010 principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.
The valuation allowance for deferred tax assets as of June 30, 2010 and December 31, 2009 was $128,067 and $145,504, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,623 that should not be recognized as of June 30, 2010 and December 31, 2009, respectively, which primarily relates to uncertainty regarding the sustainability of certain deductions taken on the 2008 U.S. Federal income tax return. There were no additions based on tax positions related to the current and prior year. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period.

It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.
At June 30, 2010 and December 31, 2009, the Company had an operating loss carryforward for federal income tax purposes of $309,556 (net of the ASC 740 reduction of $10,351) and $176,009 (net of the ASC 740 reduction of $10,351), respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at June 30, 2010 and December 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $5,873 and $9,796, respectively, with a carryforward period of five years that will expire at various dates up to 2014. At June 30, 2010 and December 31, 2009, the Company had a foreign tax credit carryforward of $6,876 and $5,810, respectively, with a carryforward period of ten years that will expire at various dates up to 2019. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $3,668 at June 30, 2010 and December 31, 2009, respectively, with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material penalties in its financial statements at June 30, 2010 and December 31, 2009, respectively. The Company recognized interest expense of ($119) and $119 at June 30, 2010 and December 31, 2009, respectively. The accrued interest expense related to federal income tax was released at June 30, 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.
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
The Company’s statutory net income (loss) for the six months ended June 30, 2010 and 2009 was ($98,421) and $72,678, respectively. Statutory capital and surplus at June 30, 2010 and December 31, 2009 was $521,272 and $599,014, respectively.
During the first half of 2010 and 2009, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.
Note 8. Reinsurance
In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. Effective second quarter of 2008, the Company began to recapture the majority of its life reinsurance, which is expected to be finalized in 2010.
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2010 and December 31, 2009, reinsurance receivables were $22,573 and $35,806 respectively, primarily related to the recapture of life reinsurance and refined calculations in conjunction with system conversions ($15,199 and $29,682, respectively). At June 30, 2010 and December 31, 2009, these reinsurance receivables were primarily from Swiss Re, Lincoln National Life Insurance Company, Reinsurance Group of America (“RGA”), Employers Reassurance Corporation (“ERAC”), and Munich American Reassurance Company.
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At June 30, 2010 and December 31, 2009, 45% and 12% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured, respectively.
Note 9. Related Party Transactions
As of June 30, 2010, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2010, the Company incurred $2,008 and $7,772, respectively, in expenses under this agreement. During the three and six months ended June 30, 2009, the Company incurred $6,699 and $12,621, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On April 29, 2010, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that is due April 29, 2011. On June 29, 2009, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that was paid off in April 2010. During the three and six months ended June 30, 2010, the Company accrued and/or received $19 and $92 of interest, respectively. During the three and six months ended June 30, 2009, the Company accrued and/or received $34 and $34 of interest, respectively. Interest related to these arrangements is included in net investment income.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six months ended June 30, 2010, the Company incurred $38 and $76, respectively, under this agreement. During the three and six months ended June 30, 2009, the Company incurred $41 and $82, respectively, under this agreement. There were no mortgage loan origination fees during the three and six months ended June 30, 2010 and 2009, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2010, the Company incurred $641 and $1,057, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $569 and $1,144, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three and six months ended June 30, 2010, the Company incurred $9,283 and $18,595, respectively, in expenses under this agreement. During the three and six months ended June 30, 2009, the Company incurred $12,617 and $23,029, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three and six months ended June 30, 2010, the Company received $48 and $94, respectively, in revenue under this agreement. During the three and six months ended June 30, 2009, the Company received $1 and $1, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.
The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and six months ended June 30, 2010, the Company incurred $30 and $40, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred. During the three and six months ended June 30, 2009, the Company incurred $79 and $150, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity available-for-sale securities in the Balance Sheets. During the three months ended June 30, 2010, the Company did not sell any fixed maturity available-for-sale securities to affiliated companies During the six months ended June 30, 2010, the Company sold $48,177 of fixed maturity available-for-sale securities to affiliated companies. During the three and six months ended June 30, 2009, the Company sold $78,525 and $78,525, respectively, of fixed maturity available-for-sale securities to affiliated companies.

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
The following tables summarize each business segment’s contribution to net revenues and net income (loss):

	Three Months Ended
	June 30,
	2010	2009
Net revenues (a)
Annuity	$59,321	$3,107
Life Insurance	20,274	22,452

Net revenues (a)	$79,595	$25,559

Net income
Annuity	$2,764	$20,246
Life Insurance	4,286	17,467

Net income	$7,050	$37,713

	Six Months Ended
	June 30,
	2010	2009
Net revenues (a)
Annuity	$94,978	$57,091
Life Insurance	39,816	44,971

Net revenues (a)	$134,794	$102,062

Net income (loss)
Annuity	$18,396	$(168,974)
Life Insurance	10,814	(31,162)

Net income (loss)	$29,210	$(200,136)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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
Business
Overview
Transamerica Advisors Life Insurance Company (“TALIC”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). Prior to July 1, 2010, the Company was known as Merrill Lynch Life Insurance Company (“MLLIC”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is domiciled in Arkansas.
TALIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. During 2009, the Company, in addition to not issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”).
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
Deposits
Total direct deposits (including internal exchanges) were $10.5 million and $23.0 million, respectively, during the three and six months ended June 30, 2010. Total direct deposits (including internal exchanges) were $98.5 million and $171.5 million, respectively, during the three and six months ended June 30, 2009. The decrease in deposits was due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009. Internal exchanges during the three and six months ended June 30, 2010 were $1.8 million and $2.7 million, respectively. Internal exchanges during the three and six months ended June 30, 2009 were $3.5 million and $6.3 million, respectively.
Financial Condition
At June 30, 2010, the Company’s assets were $10.9 billion or $693.6 million lower than the $11.6 billion in assets at December 31, 2009. Assets excluding Separate Accounts assets increased $118.3 million. Separate Accounts assets, which represent 69% of total assets, decreased $811.9 million to $7.5 billion.

Changes in Separate Accounts assets were as follows:

Six
Months Ended
(dollars in millions)	June 30, 2010
Investment performance	$(305.0)
Deposits	22.5
Policy fees and charges	(92.1)
Surrenders, benefits and withdrawals	(437.3)

Net change	$(811.9)

During the first half of 2010 and 2009, fixed contract owner deposits were $0.1 million and $1.5 million, respectively, and fixed contract owner withdrawals were $59.4 million and $99.4 million, respectively.
Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2010 with decreases of 10%, 12% and 12%, respectively, from March 31, 2010 and decreases of 6%, 7% and 8%, respectively from December 31, 2009.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2010. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the six months ended June 30, 2010, average variable account balances increased $1.0 billion (or 13%) to $8.1 billion as compared to the same period in 2009. The change in average variable account balances contributed $2.5 million and $7.7 million, respectively, to the increase in asset-based policy charge revenue during the three and six months ended June 30, 2010 as compared to the same period in 2009.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Average medium term interest rate yield (a)	0.91%	1.40%	0.91%	1.40%
Increase (decrease) in medium term interest rates (in basis points)	(25)	39	(52)	51
Credit spreads (in basis points) (b)	208	348	208	348
Expanding (contracting) of credit spreads (in basis points)	48	(306)	8	(387)

Increase on market valuations (in millions)
Available-for-sale investment securities	$41.7	$56.3	$68.3	$50.8
Interest-sensitive policyholder liabilities	—	3.7	(1.2)	5.6

Net increase on market valuations	$41.7	$60.0	$67.1	$56.3

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
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

At June 30, 2010 and December 31, 2009, approximately, $186.8 million (or 11%) and $161.4 million (or 12%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Securities Lending
Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity available-for-sale securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At June 30, 2010 and December 31, 2009, the payable for collateral under securities loaned was $166.7 million and $149.1 million, respectively.
Reverse Repurchase Agreements
The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At June 30, 2010 the amortized cost of the reverse repurchase agreements was $32.3 million. The estimated fair value of the securities that were pledged to the counterparty to support the initial dollar roll was $32.5 million at June 30, 2010. There was no reverse repurchase agreement payable at December 31, 2009.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. As of June 30, 2010, the Company had 620 outstanding short futures contracts with a notional amount of $159.1 million. As of December 31, 2009, the Company had 570 outstanding short futures contracts with a notional amount of $158.3 million.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans ninety days past due. The Company also establishes a reserve based on a percentage of the outstanding loan balance. At June 30, 2010 and December 31, 2009, there was $69.5 million and $70.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheet. The reserve at June 30, 2010 and December 31, 2009 was less than $0.1 million. The change in the reserve is reflected in net realized investment gains (losses), excluding other-than-temporary impairment losses on securities in the Statements of Income.
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
For the three and six months ended June 30, 2010 the Company recorded an OTTI in income of $1.1 million and $1.3 million, respectively, net of value of business acquired amortization. For the three and six months ended June 30, 2009, the Company recorded an OTTI in income, net of value of business acquired amortization of $1.1 million and $5.2 million, respectively.
Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)
The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Gross short-term equity growth rate for five years	9.00%	7.25%	11.00%

Gross long-term growth rate	9.00%	9.00%	9.00%
VOBA
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At June 30, 2010 and December 31, 2009, the Company’s VOBA asset was $371.2 million and $374.7 million, respectively. For the three and six months ended June 30, 2010, the unfavorable impact to pre-tax income related to VOBA unlocking was $8.5 million and $1.6 million, respectively. For the three and six months ended June 30, 2009, the unfavorable impact to pre-tax income related to VOBA unlocking was $1.1 million and $86.3 million, respectively. In addition, during the first quarter of 2009, there was an impairment charge of $63.9 million. See Note 4 to the Financial Statements for a further discussion.
DAC
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DAC asset of $40.6 million and $26.7 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six months ended June 30, 2010, there was a unfavorable impact to pre-tax income related to DAC unlocking of $0.7 million and $0.7 million, respectively. For the three and six months ended June 30, 2009, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.5 million and $0.4 million, respectively. See Note 4 to the Financial Statements for a further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At June 30, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DSI asset of $9.4 million and $6.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2010 and December 31, 2009 were $1.6 billion and $1.6 billion, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2010 and December 31, 2009, future policy benefits were $498.7 million and $439.6 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2010 and December 31, 2009, GMDB and GMIB liabilities included within future policy benefits were as follows:

	June 30,	December 31,
(dollars in millions)	2010	2009
GMDB liability	$158.4	$145.5
GMIB liability	53.7	39.2
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2010, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was $29.0 million and $23.2 million, respectively. For the three and six months ended June 30, 2009, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $9.0 million and ($45.2) million, respectively.

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
At June 30, 2010 and December 31, 2009, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	June 30,	December 31,
(dollars in millions)	2010	2009
GMWB liability	$119.3	$46.0
GMIB reinsurance asset	(87.4)	(58.7)
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
The valuation allowance for deferred tax assets at June 30, 2010 and December 31, 2009 was $128.1 million and $145.5 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.
Recent Accounting Guidance
The following outlines the adoption of recent accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.
•	Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurements — guidance on new disclosures and clarifications of existing disclosures about fair value measurements — adopted January 1, 2010.
The following outlines the adoption of accounting guidance in 2009. See Note 1 to the Financial Statements for a further discussion.
•	ASC 105, Generally Accepted Accounting Principles — established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities — adopted September 30, 2009.

•	ASC 320, Investments—Debt and Equity Securities — guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The revised guidance resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3.5 million at time of adoption — adopted June 30, 2009.

•	ASC 820, Fair Value Measurements and Disclosures
o	ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent — guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) — adopted December 31, 2009.

o	ASU 2009-05, Measuring Liabilities at Fair Value — guidance which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the prescribed approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs — adopted December 31, 2009.

o	Guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly — adopted June 30, 2009.

o	Guidance required an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period — adopted June 30, 2009.
•	ASC 855, Subsequent Events
o	Guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued — adopted June 30, 2009.

o	Revised guidance which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated — adopted December 31, 2009.
•	ASC 815, Derivatives and Hedging — guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the instruments — adopted January 1, 2009.

•	ASC 805, Business Combinations — guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination — adopted January 1, 2009.

•	ASC 350, Intangibles—Goodwill and Other — guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset — adopted January 1, 2009.
In addition, the following is accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
•	ASC 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurement — requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs — will be adopted January 1, 2011.

•	ASC 944, Financial Services — Insurance, ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments — clarification that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation — will be adopted January 1, 2011.

Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.
Fixed Maturities and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at June 30, 2010 and December 31, 2009 were:

	June 30, 2010
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	Losses	OTTI(1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$287.7	$10.0	$(4.7)	$—	$293.0	17%
Industrial	720.6	40.6	(4.9)	0.3	756.6	44
Utility	107.5	7.5	(0.6)	—	114.4	7
Asset-backed securities
Housing related	53.4	0.8	(5.0)	(2.5)	46.7	3
Credit cards	41.8	5.4	—	—	47.2	3
Structured settlements	4.9	0.3	—	—	5.2	—
Autos	8.3	0.4	—	—	8.7	1
Student loan	5.0	—	—	—	5.0	—
Timeshare	0.7	—	—	—	0.7	—
Commercial mortgage-backed securities — non agency backed	150.0	7.5	(6.9)	—	150.6	9
Residential mortgage-backed securities
Agency backed	101.9	4.1	—	—	106.0	6
Non agency backed	24.1	—	(1.4)	(3.2)	19.5	1
Municipals — tax exempt	1.5	—	—	—	1.5	—
Government and government agencies
United States	116.2	6.7	(1.5)	—	121.4	7
Foreign	9.1	0.6	—	—	9.7	1

Total fixed maturity securities	1,632.7	83.9	(25.0)	(5.4)	1,686.2	99

Equity securities
Banking securities	9.2	—	(2.2)	—	7.1	1
Other financial services securities	0.2	0.3	—	—	0.4	—
Industrial securities	5.8	—	(0.6)	—	5.2	—

Total equity securities	15.2	0.3	(2.8)	—	12.7	1

Total fixed maturity and equity securities	$1,647.9	$84.2	$(27.8)	$(5.4)	$1,698.9	100%

	December 31, 2009
						% of
	Amortized	Gross Unrealized			Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	Losses	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$198.5	$5.1	$(4.8)	$—	$198.8	15%
Industrial	421.3	14.5	(3.3)	(0.1)	432.4	32
Utility	98.9	4.2	(0.6)	—	102.5	8
Asset-backed securities
Housing related	56.8	0.3	(8.2)	(3.4)	45.5	3
Credit cards	40.8	4.1	—	—	44.9	3
Autos	11.2	0.4	—	—	11.6	1
Equipment lease	1.8	—	—	—	1.8	—
Student loan	7.0	—	—	—	7.0	1
Timeshare	0.8	—	—	—	0.8	—
Commercial mortgage-backed securities — non agency backed	165.9	1.8	(15.5)	—	152.2	11
Residential mortgage-backed securities
Agency backed	95.1	3.4	(0.1)	—	98.4	7
Non agency backed	27.3	—	(6.4)	(1.1)	19.8	1
Municipals — tax exempt	1.6	—	(0.1)	—	1.5	—
Government and government agencies
United States	220.3	1.4	(5.9)	—	215.8	16
Foreign	12.0	0.4	(0.1)	—	12.3	1

Total fixed maturity securities	1,359.3	35.6	(45.0)	(4.6)	1,345.3	99

Equity securities
Banking securities	9.2	—	(2.9)	—	6.3	1
Other financial services securities	0.2	0.2	—	—	0.4	—
Industrial securities	5.8	—	(0.7)	—	5.1	—

Total equity securities	15.2	0.2	(3.6)	—	11.8	1

Total fixed maturity and equity securities	$1,374.5	$35.8	$(48.6)	$(4.6)	$1,357.1	100%

(1)	Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.
The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities (“ABS”), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2010.
Seven issuers represent more than 5% of the total unrealized loss position, comprised of one commercial mortgage-backed security (“CMBS”) holding, three subprime ABS housing holdings, two corporate bonds and one residential mortgage-backed security (“RMBS”) holding. The Company’s largest single issuer unrealized loss is $3.5 million and relates to British Petroleum (“BP”) an investment grade corporate non-convertible security. The Company also owns an investment grade corporate non-convertible security that was issued by USB Capital and has an unrealized loss of $1.6 million. The Company’s CMBS unrealized loss is $3.3 million and contains 2004 vintage fixed income positions where our holding is rated investment grade. The Company’s ABS housing holdings unrealized loss is $6.3 million and contains three below investment grade deals whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. The Company’s RMBS unrealized loss is $2.4 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade. Due to an adverse change in cash flows, the security was impaired to discounted cash flows as of June 30, 2010.

At June 30, 2010 and December 31, 2009, approximately $105.9 million (or 38%) and $98.4 million (or 36%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes collateralized mortgage obligations (“CMOs”), government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs, and negative amortization mortgage-backed securities. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.
The following tables summarize the Company’s CMBS exposure by rating and vintage at June 30, 2010 and December 31, 2009:

	June 30, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$115.9	$121.7	$5.8
AA	18.8	14.7	(4.1)
A	15.3	14.2	(1.1)

Total	$150.0	$150.6	$0.6

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$131.2	$127.4	$(3.8)
AA	18.7	13.5	(5.2)
A	15.9	11.3	(4.6)

Total	$165.8	$152.2	$(13.6)

	June 30, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	AAA	AA	A	Total
2004 & Prior	$24.0	$9.5	$5.0	$38.5
2005	10.1	—	—	10.1
2006	65.6	5.2	5.1	75.9
2007	22.0	—	4.1	26.1

Total	$121.7	$14.7	$14.2	$150.6

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	AAA	AA	A	Total
2004 & Prior	$30.1	$8.7	$2.8	$41.6
2005	16.4	—	—	16.4
2006	63.0	4.8	4.8	72.6
2007	17.9	—	3.7	21.6

Total	$127.4	$13.5	$11.3	$152.2

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2010 and December 31, 2009 by rating agency equivalent were:

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$413.3	$430.7	$509.8	$501.1
AA	195.1	200.0	142.9	140.1
A	678.4	702.7	353.7	353.4
BBB	263.4	280.0	267.5	277.7
Below investment grade	82.5	72.8	85.4	73.0

Total fixed maturity securities	$1,632.7	$1,686.2	$1,359.3	$1,345.3

Investment grade	95%	96%	94%	95%
Below investment grade	5%	4%	6%	5%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2010 and December 31, 2009 approximately $41.6 million (or 2%) and $38.9 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized gains (losses) incurred during the first half of 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and the Company is not more likely than not required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	June 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$35.8	$36.6	$(0.8)
Industrial	51.7	56.2	(4.5)
Utility	4.1	4.3	(0.2)
Asset-backed securities
Housing related	3.3	3.4	(0.1)
Credit cards	3.8	3.8	—
Autos	0.8	0.8	—
Commercial mortgage-backed securities — non agency backed	4.4	4.8	(0.4)
Residential mortgage-backed securities — agency backed	1.1	1.1	—

Total fixed maturity and equity securities	$105.0	$111.0	$(6.0)

	June 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities (continued)
Greater than six months but less than or equal to one year
Corporate bonds — utility	$0.5	$0.5	$—

Total fixed maturity and equity securities	0.5	0.5	—

Greater than one year
Corporate bonds
Financial services	29.4	33.3	(3.9)
Utility	5.7	5.8	(0.1)
Asset-backed securities — housing related	9.1	9.4	(0.3)
Commercial mortgage-backed securities — non agency backed	22.5	29.0	(6.5)
Government and government agencies — United States	31.9	33.4	(1.5)
Equity securities
Banking securities	2.3	2.6	(0.3)
Industrial securities	5.2	5.8	(0.6)

Total fixed maturity and equity securities	106.1	119.3	(13.2)

Total of all investment grade securities
Corporate bonds
Financial services	65.2	69.9	(4.7)
Industrial	51.7	56.2	(4.5)
Utility	10.3	10.6	(0.3)
Asset-backed securities
Housing related	12.4	12.8	(0.4)
Credit cards	3.8	3.8	—
Autos	0.8	0.8	—
Commercial mortgage-backed securities — non agency backed	26.9	33.8	(6.9)
Residential mortgage-backed securities — agency backed	1.1	1.1	—
Government and government agencies — United States	31.9	33.4	(1.5)
Equity securities
Banking securities	2.3	2.6	(0.3)
Industrial securities	5.2	5.8	(0.6)

Total fixed maturity and equity securities	$211.6	$230.8	$(19.2)

Total number of securities in a continuous unrealized loss position			44

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$10.5	$10.6	$(0.1)
Industrial	144.4	146.3	(1.9)
Utility	12.3	12.4	(0.1)
Asset-backed securities — housing related	3.7	3.8	(0.1)
Commercial mortgage-backed securities — non agency backed	11.8	12.1	(0.3)
Residential mortgage-backed securities — agency backed	19.9	20.0	(0.1)
Government and government agencies
United States	26.0	26.2	(0.2)
Foreign	1.3	1.4	(0.1)

Total fixed maturity and equity securities	229.9	232.8	(2.9)

Greater than six months but less than or equal to one year
Corporate bonds
Industrial	4.4	4.9	(0.5)
Utility	0.7	0.7	—
Asset-backed securities — housing related	12.9	14.5	(1.6)
Commercial mortgage-backed securities — non agency backed	5.0	5.8	(0.8)
Government and government agencies — United States	83.7	89.3	(5.6)

Total fixed maturity and equity securities	106.7	115.2	(8.5)

Greater than one year
Corporate bonds
Financial services	57.6	62.4	(4.8)
Industrial	12.5	12.6	(0.1)
Utility	5.6	6.0	(0.4)
Asset-backed securities — housing related	10.5	11.5	(1.0)
Commercial mortgage-backed securities — non agency backed	50.8	65.3	(14.5)
Residential mortgage-backed securities — non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Industrial securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$148.3	$173.1	$(24.8)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities (continued)
Total of all investment grade securities
Corporate bonds
Financial services	$68.2	$73.0	$(4.8)
Industrial	161.3	163.8	(2.5)
Utility	18.6	19.1	(0.5)
Asset-backed securities — housing related	27.1	29.8	(2.7)
Commercial mortgage-backed securities — non agency backed	67.6	83.2	(15.6)
Residential mortgage-backed securities
Agency backed	19.9	20.0	(0.1)
Non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Government and government agencies
United States	109.6	115.5	(5.9)
Foreign	1.3	1.4	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Industrial securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$484.9	$521.1	$(36.2)

Total number of securities in a continuous unrealized loss position			102

(1)	Subsequent unrealized gains/losses on OTTI securities are included in OCI-OTTI.
Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade securities were as follows:

	June 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$2.9	$3.0	$(0.1)
Residential mortgage-backed securities — non agency backed	3.2	4.6	(1.4)

Total fixed maturity and equity securities	6.1	7.6	(1.5)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	1.8	2.0	(0.2)

Total fixed maturity and equity securities	$1.8	$2.0	$(0.2)

	June 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities (continued)
Greater than one year
Corporate bonds
Industrial	$1.6	$1.6	$—
Utility	1.1	1.3	(0.2)
Asset-backed securities — housing related	13.5	20.6	(7.1)
Residential mortgage-backed securities — non agency backed	16.3	19.5	(3.2)
Equity securities — banking securities	4.8	6.6	(1.8)

Total fixed maturity and equity securities	37.3	49.6	(12.3)

Total of all below investment grade securities
Corporate bonds
Industrial	6.3	6.6	(0.3)
Utility	1.1	1.3	(0.2)
Asset-backed securities — housing related	13.5	20.6	(7.1)
Residential mortgage-backed securities — non agency backed	19.5	24.1	(4.6)
Equity securities — banking securities	4.8	6.6	(1.8)

Total fixed maturity and equity securities	$45.2	$59.2	$(14.0)

Total number of securities in a continuous unrealized loss position			19

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$1.9	$2.1	$(0.2)
Government and government agencies — foreign	2.2	2.2	—

Total fixed maturity and equity securities	4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	1.1	1.2	(0.1)

Total fixed maturity and equity securities	$1.1	$1.2	$(0.1)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities (continued)
Greater than one year
Corporate bonds
Industrial	$4.8	$5.4	$(0.6)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	39.2	55.9	(16.7)

Total of all below investment grade securities
Corporate bonds
Industrial	7.8	8.7	(0.9)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Government and government agencies — foreign	2.2	2.2	—
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	$44.4	$61.4	$(17.0)

Total number of securities in a continuous unrealized loss position			17

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 42% and 32% of total gross unrealized losses and OTTI on all available-for-sale securities at June 30, 2010 and December 31, 2009, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2010.
Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		June 30, 2010
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
	70% to 100%	$6.2	$7.6	$(1.4)

		6.2	7.6	(1.4)

Greater than six months but less than or equal to one year
	70% to 100%	1.8	2.0	(0.2)

		1.8	2.0	(0.2)

Greater than one year
	70% to 100%	20.4	24.1	(3.7)
	40% to 70%	16.8	25.5	(8.7)

		37.2	49.6	(12.4)

Total		$45.2	$59.2	$(14.0)

		December 31, 2009
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
	70% to 100%	$4.1	$4.3	$(0.2)

		4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
	70% to 100%	1.1	1.2	(0.1)

		1.1	1.2	(0.1)

Greater than one year
	70% to 100%	23.9	29.8	(5.9)
	40% to 70%	15.3	26.1	(10.8)

		39.2	55.9	(16.7)

Total		$44.4	$61.4	$(17.0)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The majority of assets depressed over 20% as well as over 40% and greater than one year are primarily related to subprime ABS — housing related, CMBS and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at June 30, 2010.
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
The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at June 30, 2010 and December 31 2009:

	June 30, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$23.3	$23.1	$(0.2)
Below BBB	20.6	13.5	(7.1)
Second lien (a)
Below BBB	5.4	6.1	0.7

Total	$49.3	$42.7	$(6.6)

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$25.7	$23.8	$(1.9)
Below BBB	21.3	12.5	(8.8)
Second lien (a)
Below BBB	5.6	6.0	0.4

Total	$52.6	$42.3	$(10.3)

	June 30, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien — fixed
AAA	$17.0	$6.1	$—	$—	$23.1
Below BBB	—	—	3.2	10.3	13.5
Second lien (a)
Below BBB	—	—	6.1	—	6.1

Total	$17.0	$6.1	$9.3	$10.3	$42.7

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien — fixed
AAA	$17.5	$6.3	$—	$—	$23.8
Below BBB	—	—	2.9	9.6	12.5
Second lien (a)
Below BBB	—	—	6.0	—	6.0

Total	$17.5	$6.3	$8.9	$9.6	$42.3

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.
OTTI
For the three and six months ended June 30, 2010, the Company’s impairment losses were $0.9 million and $1.3 million, respectively, net of VOBA amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS security for $0.7 million in the second quarter due to an adverse change in cash flows. A corporate bond for $0.4 million due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a 2007 vintage subprime mortgage ABS for $0.4 million. For the three and six months ended June 30, 2009, the Company’s impairment losses were $1.1 million and $5.2 million, respectively, net of VOBA amortization. The Company impaired its holding in Lear Corp to discounted cash flows in the first six months of 2009 for $1.1 million. Eighteen unique issuers accounted for the remaining gross impairment of $7.4 million. During the second quarter 2009, the Company adopted revised guidance related to OTTI recognition. The effect of this adoption resulted in a $12.6 million adjustment to retained earnings and amortized cost for fixed maturity securities and cost for equity securities for the non credit related portion of previously recorded impairments on securities still in inventory upon adoption. Of this, $3.5 million related to non credit impairments previously recorded in income during the first quarter of 2009.
Mortgage Loans on Real Estate
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on commercial real estate at June 30, 2010 and December 31, 2009 was $69.1 million and $67.7 million, respectively.

All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at June 30, 2010 and December 31, 2009. At June 30, 2010 and December 31, 2009, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.
Liquidity and Capital Resources
Liquidity
The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. As of June 30, 2010 and December 31, 2009, the Company’s assets included $1.9 billion and $1.8 billion, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During the first half of 2010 and 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.
Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.
The insurer financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:
•	S&P – AAA to R

•	A.M. Best – A++ to S

•	Fitch – AAA to C
On June 29, 2010, A.M. Best upgraded the Company’s insurance financial strength rating from A to A+. The rating outlook remains stable.
On July 9, 2010, the Company, as the result of its decision to cease issuing variable annuity and market value adjusted annuity products in 2009, withdrew its rating with Moody’s Investors Service.
On July 26, 2010, Fitch downgraded the Company’s insurance financial strength rating from AA to AA-. The rating outlook is stable.
The following table summarizes the Company’s ratings as of August 12, 2010:

S&P	AA-	(4th out of 21)
A.M. Best	A+	(2nd out of 16)
Fitch	AA-	(4th out of 19)
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

Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations as of June 30, 2010:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$202.5	$358.1	$300.6	$1,426.7	$2,287.9
Separate Accounts (a)	990.7	1,743.2	1,390.3	4,763.6	8,887.8

	$1,193.2	$2,101.3	$1,690.9	$6,190.3	$11,175.7

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At June 30, 2010 and December 31, 2009, the Company’s estimated liability for future guaranty fund assessments was $5.1 million and $5.0 million, respectively, with an offsetting receivable for future premium tax deductions of $3.9 million and $4.0 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three months ended June 30, 2010 and 2009, the Company recorded net income of $7.1 million and $37.7 million, respectively. The decrease in income during the three months ended 2010 as compared to 2009 was primarily due to an increase in policy benefits in 2010 and the change in the tax valuation allowance partially offset by net realized investment gains in 2010 as compared to losses in 2009, accretion of DAC and VOBA in 2010 as compared to amortization in 2009 and a decrease in insurance expenses and taxes.
For the six months ended June 30, 2010 and 2009, the Company recorded net income (loss) of $29.2 million and $(200.1) million, respectively. The increase in income during the first half of 2010 as compared to 2009 was primarily due to the 2009 impairment of VOBA, the 2009 tax valuation allowance, net realized investment gains in 2010 as compared to losses in 2009, accretion of DAC and VOBA in 2010 as compared to amortization in 2009 and a decrease in insurance expenses and taxes partially offset by an increase in policy benefits in 2010.
Policy charge revenue increased $3.4 million (or 7%) to $51.5 million during the three months ended June 30, 2010, as compared to the same period in 2009. Policy charge revenue increased $7.7 million (or 8%) to $104.2 million during the six months ended June 30, 2010, as compared to the same period in 2009.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Six Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Asset-based policy charge revenue	$2.6	$7.7	(a)
Guaranteed benefit based policy charge revenue	0.6	0.7
Non-asset based policy charge revenue	0.2	(0.7)

Total policy charge revenue	$3.4	$7.7

(a)	Asset-based policy charge revenue was positively impacted by the increase in average variable account balances during late 2009 and early 2010.
Net realized investment gains (losses) increased $49.6 million to $14.7 million during the three months ended June 30, 2010, as compared to the same period in 2009. Net realized investment gains (losses) increased $23.5 million to $5.9 million during the six months ended June 30, 2010, as compared to the same period in 2009. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months	Six Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Credit related gains (losses)	$0.3	$4.1	(a)
Interest related gains (losses)	1.2	6.1	(a)
Equity related gains (losses)	48.1	17.9	(b)
Associated amortization of VOBA	—	(4.6)

Total net realized investment gains (losses)	$49.6	$23.5

Write-downs for OTTI included in net realized investment gains (losses)	$(0.1)	$7.0	(a)

(a)	The change in credit and interest related gains (losses) as compared to 2009 are primarily due to the change in accounting principle for OTTI impairments in 2009. See the Critical Accounting Policies and Estimates section above for further discussion on OTTI recognition.

(b)	The change in equity related gains (losses) principally relates to net gains on futures contracts during 2010 as compared to net losses on futures contracts in 2009.
Policy benefits increased $118.7 million and $67.1 million, respectively during the three and six months ended June 30, 2010 as compared to the same period in 2009. The following table provides the changes in policy benefits by type:

	Three Months	Six Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Annuity benefit unlocking	$38.0	$(22.0)	(a)
Annuity benefit expense	84.1	91.9	(b)
Amortization of deferred sales inducements	(3.4)	(5.9)
Life insurance mortality expense	—	3.1	(c)

Total policy benefits	$118.7	$67.1

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The increase in annuity benefit expense was primarily driven by the unfavorable equity market movement which resulted in higher guaranteed benefits.

(c)	Life insurance mortality expenses increased in 2010 primarily due to an increase in claims with a high net amount at risk.
Reinsurance premiums ceded decreased less than $0.1 million and increased $2.1 million, respectively, during the three and six months ended June 30, 2010 as compared to the same period in 2009 principally due to refined calculations related to a system conversion. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance, which is expected to be finalized in 2010.
Accretion of DAC was $9.1 million and $13.4 million for the three and six months ended June 30, 2010, respectively, which included unfavorable unlocking of $0.7 million and $0.7 million, respectively. Amortization of DAC was $5.6 million and $10.9 million for the three and six months ended June 30, 2009, respectively, which included unfavorable unlocking of $0.5 million and $0.4 million, respectively. During the three and six months ended June 30, 2010, unfavorable equity market movements in the second quarter of 2010 resulted in negative future gross profits which resulted in accretion and negative unlocking. During the first half of 2009, the Company experienced lower than expected gross profits for amortization as a result of increases in reserves for guaranteed benefits.
Accretion of VOBA was $8.8 million and $11.2 million for the three and six months ended June 30, 2010, respectively, which included unfavorable unlocking of $8.5 million and $1.6 million, respectively. Amortization of VOBA was $24.5 million and $140.8 million for the three and six months ended June 30, 2009, respectively, which included unfavorable unlocking of $1.1 million and $86.3 million, respectively. In addition, an impairment charge of $63.9 was taken in the first quarter 2009. Unfavorable equity market movement in the second quarter of 2010 resulted in negative future gross profits which caused unfavorable unlocking and accretion expense for the three and six months ended June 30, 2010. The six months ended June 30, 2009 were impacted by the negative economic outlook, principally during the first quarter 2009, which resulted in unfavorable unlocking.
Insurance expenses and taxes decreased $4.7 million and $4.6 million in the three and six months ended June 30, 2010, respectively, as compared to the same period in 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Six Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Commissions	$1.1	$3.1	(a)
General insurance expenses	(6.3)	(8.3	) (b)
Taxes, licenses, and fees	0.5	0.6

Total insurance expenses and taxes	$(4.7)	$(4.6)

(a)	The increase in commissions is primarily due to an increase in the trail commissions paid as a result of increased average variable account balances in 2010 as compared to 2009.

(b)	The decrease in general insurance expenses is primarily due to lower system and transition related costs in 2010.
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5. Other Information.
(a) Nothing to report.
(b) Nothing to report.

Item 6. Exhibits.
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33- 26322, filed January 3, 1989.)

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by Reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 27, 2008.)

10.12	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 27, 2008.)

10.13	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company. (Incorporated by Reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 27, 2008.)

10.14	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Merrill Lynch Life Insurance Company’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Merrill Lynch Life Insurance Company’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Merrill Lynch Life Insurance Company’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company. (Incorporated by reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, 333-133225, filed on March 26, 2009.)

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
/s/ Eric J. Martin
Eric J. Martin
Vice President, Treasurer, Chief Financial Officer, and Controller

Date: August 12, 2010

EXHIBIT INDEX
3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company.

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.