Form 10-Q
period 2010-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2010-11-12
CIK 845091

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

PART 1. Financial Information
Item 1. Financial Statements
TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2010 — $1,584,636; 2009 — $1,359,281)	$1,698,083	$1,345,291
Equity available-for-sale securities, at estimated fair value (cost: 2010 — $15,202; 2009 — $15,202)	13,372	11,805
Limited partnerships	12,909	12,620
Mortgage loans on real estate	68,781	70,854
Policy loans	835,583	867,361

Total investments	2,628,728	2,307,931

Cash and cash equivalents	297,116	428,848
Accrued investment income	41,321	34,237
Deferred policy acquisition costs	39,935	26,730
Deferred sales inducements	9,231	6,296
Value of business acquired	343,474	374,737
Goodwill	2,800	2,800
Federal income taxes — deferred	—	890
Reinsurance receivables	17,197	35,806
Affiliated short term note receivable	40,000	40,000
Receivable for investments sold — net	7,691	2,009
Other assets	42,716	38,835
Separate Accounts assets	7,905,496	8,313,833

Total Assets	$11,375,705	$11,612,952

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
BALANCE SHEETS — Continued

	September 30,	December 31,
(dollars in thousands, except share data)	2010	2009
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,568,863	$1,626,415
Future policy benefits	424,828	439,634
Claims and claims settlement expenses	28,333	32,846

	2,022,024	2,098,895

Other policyholder funds	5,593	10,346
Payables for collateral under securities loaned and reverse repurchase agreements	220,930	149,050
Federal income taxes — current	2,799	4,191
Federal income taxes — deferred	17,135	—
Affiliated payables — net	9,526	7,129
Other liabilities	6,944	8,459
Separate Accounts liabilities	7,905,496	8,313,833

Total Liabilities	10,190,447	10,591,903

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income (loss), net of taxes	53,709	(10,104)
Retained deficit	(237,587)	(337,983)

Total Stockholder’s Equity	1,185,258	1,021,049

Total Liabilities and Stockholder’s Equity	$11,375,705	$11,612,952

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
		(unaudited)
Revenues
Policy charge revenue	$50,152	$51,864	$154,339	$148,363
Net investment income	32,691	30,715	97,063	94,646
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(2,159)	(7,516)	(5,469)	(12,766)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1,886	3,432	4,335	3,446
Portion of other-than-temporary impairments previously recognized in other comprehensive income	—	106	(423)	106

Net other-than-temporary impairment losses on securities recognized in income	(273)	(3,978)	(1,557)	(9,214)
Net realized investment losses, excluding other- than-temporary impairment losses on securities	(14,446)	(25,623)	(7,288)	(37,972)

Net realized investment losses	(14,719)	(29,601)	(8,845)	(47,186)

Total Revenues	68,124	52,978	242,557	195,823

Benefits and Expenses
Interest credited to policyholder liabilities	20,420	19,327	60,059	60,110
Policy benefits (net of reinsurance recoveries:
2010 — $2,370, $15,048; 2009 — $1,068, $3,202)	(50,480)	7,840	58,941	50,165
Reinsurance premium ceded	2,997	2,860	10,458	8,301
Amortization (accretion) of deferred policy acquisition costs	929	(6,315)	(12,446)	4,622
Amortization (accretion) and impairment of value of business acquired	13,109	(4,475)	1,865	136,278
Insurance expenses and taxes	9,800	19,720	42,161	56,650

Total Benefits and Expenses	(3,225)	38,957	161,038	316,126

Income (Loss) Before Taxes	71,349	14,021	81,519	(120,303)

Federal Income Tax Expense (Benefit)
Current	(1,781)	5,654	(1,781)	5,654
Deferred	1,944	(1,894)	(17,096)	63,918

Federal Income Tax Expense (Benefit)	163	3,760	(18,877)	69,572

Net Income (Loss)	$71,186	$10,261	$100,396	$(189,875)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2010	2009	2010	2009
	(unaudited)
Net Income (Loss)	$71,186	$10,261	$100,396	$(189,875)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	59,435	65,410	125,072	109,314
Reclassification adjustment for losses included in net income	2,428	14,673	5,952	21,384

	61,863	80,083	131,024	130,698

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(1,886)	(3,432)	(4,335)	(3,446)
Change in previously recognized unrealized other-than- temporary impairments	701	—	1,893	277
Reclassification adjustment for other-than-temporary impairments included in net income	—	(106)	423	(106)

	(1,185)	(3,538)	(2,019)	(3,275)

Adjustments
Policyholder liabilities	(294)	(541)	(1,529)	5,011
Deferred policy acquisition costs	—	—	—	(1,480)
Value of business acquired	(15,081)	(24,664)	(28,540)	(45,085)
Deferred federal income taxes	(16,082)	(17,969)	(35,123)	(28,844)

	(31,457)	(43,174)	(65,192)	(70,398)

Total other comprehensive income, net of taxes	29,221	33,371	63,813	57,025

Comprehensive Income (Loss)	$100,407	$43,632	$164,209	$(132,850)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF STOCKHOLDER’S EQUITY

	September 30,	December 31,
(dollars in thousands)	2010	2009
	(unaudited)	(audited)
Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(10,104)	$(65,178)
Total other comprehensive income, net of taxes	63,813	58,531
Cumulative effect of adoption of other-than-temporary impairment guidance	—	(3,457)

Balance at end of period	$53,709	$(10,104)

Retained Earnings (Deficit)
Balance at beginning of period	$(337,983)	$(138,339)
Net income (loss)	100,396	(203,101)
Cumulative effect of adoption of other-than-temporary impairment guidance	—	3,457

Balance at end of period	$(237,587)	$(337,983)

Total Stockholder’s Equity	$1,185,258	$1,021,049

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(dollars in thousands)	2010	2009
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$100,396	$(189,875)
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Changes in:
Deferred policy acquisition costs	(13,205)	(9,133)
Deferred sales inducements	(2,935)	(305)
Value of business acquired	1,865	136,278
Benefit reserves	4,754	(11,712)
Federal income tax accruals	(18,489)	74,972
Claims and claims settlement expenses	(4,513)	(7,608)
Other policyholder funds	(4,753)	2,976
Other operating assets and liabilities, net	2,845	12,537
Amortization (accretion) of investments	320	(4,101)
Limited partnership asset distributions	(266)	—
Interest credited to policyholder liabilities	60,059	60,110
Net realized investment losses	8,845	47,186

Net cash and cash equivalents provided by operating activities	134,923	111,325

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	416,074	320,071
Maturities of available-for-sale securities and mortgage loans	120,603	117,609
Purchases of available-for-sale securities	(755,546)	(239,646)
Sales of limited partnerships	1,911	1,496
Change in affiliated short term note receivable	—	(60,000)
Change in payable for collateral under securities loaned and reverse repurchase agreements	71,879	(32,034)
Policy loans on insurance contracts, net	31,778	37,574
Net settlement on futures contracts	(13,380)	(37,025)
Other	(1,274)	2,009

Net cash and cash equivalents provided by (used in) investing activities	(127,955)	110,054

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	30,890	262,361
Policyholder withdrawals	(169,590)	(441,546)

Net cash and cash equivalents used in financing activities	(138,700)	(179,185)

Net increase (decrease) in cash and cash equivalents (1)	(131,732)	42,194
Cash and cash equivalents, beginning of year	428,848	428,904

Cash and cash equivalents, end of period	$297,116	$471,098

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2010 — $87; 2009 — $34); interest paid (2010 — $30; 2009 — $23); Federal income taxes paid (2010 — $3,200; 2009 — $0); Federal income taxes received (2010 — $3,589; 2009 — $5,400)
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
ASC 855, Subsequent Events
The Company adopted guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued as of the period ended June 30, 2009. In addition, the Company adopted revised guidance as of the period ended December 31, 2009, which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated. The adoption did not impact the Company’s results of operations or financial position.
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
ASC 944, Financial Services — Insurance
•	In April 2010, the FASB issued ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This guidance clarifies that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning January 1, 2011 with early adoption permitted with the guidance applied retrospectively to all prior periods upon the date of adoption. The Company will adopt the guidance on January 1, 2011 and does not expect this to have a material impact to the Company’s results of operations and financial position.

•	In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and is currently evaluating the impact to the Company’s results of operations and financial position.
ASC 310, Receivables
In July 2010, the FASB issued ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires new and expanded financial statement disclosures. An entity is required to provide qualitative and quantitative disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables. In addition, the disclosures must be disaggregated by portfolio segment or class of financing receivable based on how a company develops its allowance for credit losses and how it manages its credit exposure. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will adopt the guidance on December 31, 2010, which affects disclosures and therefore will not impact the Company’s results of operations or financial position.
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
The Company recognizes transfers between levels as of the beginning of the period.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$1,182,933	$—	$1,182,933
Asset-backed securities	—	110,116	10,878	120,994
Commercial mortgage-backed securities	—	146,410	538	146,948
Residential mortgage-backed securities	—	107,206	3,250	110,456
Municipals	—	1,528	—	1,528
Government and government agencies
United States	124,820	—	—	124,820
Foreign	3,841	6,563	—	10,404

Fixed maturity securities (a)	128,661	1,554,756	14,666	1,698,083
Equity securities
Banking securities	—	7,420	—	7,420
Other financial services securities	—	505	—	505
Industrial securities	—	5,447	—	5,447

Equity securities (a)	—	13,372	—	13,372
Cash equivalents (b)	—	299,874	—	299,874
Limited partnerships (c)	—	—	8,651	8,651
Separate Accounts assets (d)	7,905,496	—	—	7,905,496

Total assets	$8,034,157	$1,868,002	$23,317	$9,925,476

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$3,562	$3,562

Total liabilities	$—	$—	$3,562	$3,562

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity securities
Corporate securities	$—	$722,159	$11,440	$733,599
Asset-backed securities	—	89,281	22,410	111,691
Commercial mortgage-backed securities	—	152,173	—	152,173
Residential mortgage-backed securities	—	114,979	3,191	118,170
Municipals	—	1,488	—	1,488
Government and government agencies
United States	215,828	—	—	215,828
Foreign	3,463	8,879	—	12,342

Fixed maturity securities (a)	219,291	1,088,959	37,041	1,345,291
Equity securities
Banking securities	—	6,361	—	6,361
Other financial services securities	—	363	—	363
Industrial securities	—	5,081	—	5,081

Equity securities (a)	—	11,805	—	11,805
Cash equivalents (b)	—	433,875	—	433,875
Limited partnerships (c)	—	—	7,604	7,604
Separate Accounts assets (d)	8,313,833	—	—	8,313,833

Total assets	$8,533,124	$1,534,639	$44,645	$10,112,408

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$(12,759)	$(12,759)

Total liabilities	$—	$—	$(12,759)	$(12,759)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.

(c)	The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining limited partnership is carried at cost and is not included in the abovementioned table.

(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.

(e)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.
At September 30, 2010, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Limited	Fixed	Limited	Fixed
	Partnership	Maturity	Partnership	Maturity
Balance at January 1 (a)	$7,604	$37,041	$9,895	$112,200

Change in unrealized gains (b)	—	3,396	—	9,805
Purchases	—	27,941	—	20,021
Sales	(492)	(3,007)	(745)	(26,854)
Transfers into Level 3	—	3,256	—	27,473
Transfers out of Level 3	—	(54,058)	—	(100,605)
Changes in valuation (c)	1,273	97	(1,957)	605
Net realized investment gains (losses) (d)	266	—	411	(5,604)

Balance at end of period (a)	$8,651	$14,666	$7,604	$37,041

(a)	Recorded as a component of limited partnerships and fixed maturity available-for-sale securities in the Balance Sheets.

(b)	Recorded as a component of other comprehensive income (loss).

(c)	Recorded as a component of net investment income in the Statements of Income.

(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income
In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity securities at September 30, 2010 and December 31, 2009 was primarily due to an increase in market activity and availability of market observable data (Level 2).
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
For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 25.7% at September 30, 2010 and 25.3% at December 31, 2009. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
		GMIB		GMIB
	GMWB	Reinsurance	GMWB	Reinsurance
Balance at January 1 (b)	$45,987	$(58,746)	$114,457	$(79,134)

Changes in interest rates (a)	57,337	(24,517)	(35,381)	12,922
Changes in equity markets (a)	4,342	(1,733)	(24,462)	13,503
Other (a)	(25,317)	6,209	(8,627)	(6,037)

Balance at end of period (b)	$82,349	$(78,787)	$45,987	$(58,746)

(a)	Recorded as a component of policy benefits in the Statements of Income.

(b)	Recorded as a component of future policy benefits in the Balance Sheets.
At September 30, 2010, the increase in the GMWB reserves and GMIB Reinsurance was principally driven by the decline in risk neutral rates, partially offset by change in policyholder behavior assumptions. In 2009, the change in GMWB and GMIB reinsurance was driven by the increase in risk neutral rates, improved equity markets, and policyholder behavior assumption updates, slightly offset by a lower credit spread.
Note 3. Investments
Fixed Maturity and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2010 and December 31, 2009 were:

	September 30, 2010
		Gross Unrealized		Estimated
	Amortized		Losses/	Fair
	Cost/Cost	Gains	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$1,090,959	$94,209	$(2,235)	$1,182,933
Asset-backed securities	120,428	7,499	(6,933)	120,994
Commercial mortgage-backed securities	137,188	10,734	(974)	146,948
Residential mortgage-backed securities	109,454	4,407	(3,405)	110,456
Municipals	1,463	65	—	1,528
Government and government agencies
United States	116,078	8,987	(245)	124,820
Foreign	9,066	1,338	—	10,404

Total fixed maturity securities	$1,584,636	$127,239	$(13,792)	$1,698,083

Equity securities — preferred stocks
Banking securities	$9,246	$54	$(1,880)	$7,420
Other financial services securities	165	340	—	505
Industrial securities	5,791	—	(344)	5,447

Total equity securities	$15,202	$394	$(2,224)	$13,372

	December 31, 2009
		Gross Unrealized		Estimated
	Amortized		Losses/	Fair
	Cost/Cost	Gains	OTTI (1)	Value
Fixed maturity securities
Corporate securities	$718,740	$23,767	$(8,908)	$733,599
Asset-backed securities	118,400	4,830	(11,539)	111,691
Commercial mortgage-backed securities	165,844	1,819	(15,490)	152,173
Residential mortgage-backed securities	122,400	3,400	(7,630)	118,170
Municipals	1,551	7	(70)	1,488
Government and government agencies
United States	220,313	1,427	(5,912)	215,828
Foreign	12,033	369	(60)	12,342

Total fixed maturity securities	$1,359,281	$35,619	$(49,609)	$1,345,291

Equity securities — preferred stocks
Banking securities	$9,246	$—	$(2,885)	$6,361
Other financial services securities	165	198	—	363
Industrial securities	5,791	—	(710)	5,081

Total equity securities	$15,202	$198	$(3,595)	$11,805

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in Other comprehensive income (“OCI”)-OTTI.
Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.
The amortized cost and estimated fair value of fixed maturity securities by investment grade at September 30, 2010 and December 31, 2009 were:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,498,523	$1,618,607	$1,273,913	$1,272,291
Below investment grade	86,113	79,476	85,368	73,000

Total fixed maturity securities	$1,584,636	$1,698,083	$1,359,281	$1,345,291

At September 30, 2010 and December 31, 2009 the estimated fair value of fixed maturity securities rated BBB- were $44,735 and $38,945, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).
The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010 and December 31, 2009 by contractual maturities were:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity securities
Due in one year or less	$14,400	$14,573	$107,985	$108,234
Due after one year through five years	233,648	250,123	265,145	273,128
Due after five years through ten years	806,533	876,602	421,437	423,225
Due after ten years	162,985	178,387	158,070	158,670

	1,217,566	1,319,685	952,637	963,257
Mortgage-backed securities and other asset-backed securities	367,070	378,398	406,644	382,034

Total fixed maturity securities	$1,584,636	$1,698,083	$1,359,281	$1,345,291

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
The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturity securities
Corporate securities	$32,452	$32,842	$(390)
Asset-backed securities	14,996	15,076	(80)
Commercial mortgage-backed securities	4,850	4,856	(6)
Residential mortgage-backed securities	29,232	29,983	(751)

Total fixed maturity and equity securities	81,530	82,757	(1,227)

Greater than six months but less than or equal to one year
Fixed maturity securities — corporate securities	13	13	—

Total fixed maturity and equity securities	13	13	—

Greater than one year
Fixed maturity securities
Corporate securities	34,820	36,665	(1,845)
Asset-backed securities	16,284	23,137	(6,853)
Commercial mortgage-backed securities	4,671	5,639	(968)
Residential mortgage-backed securities	16,076	18,730	(2,654)
Government and government agencies — United States	32,398	32,643	(245)
Equity securities
Banking securities	4,750	6,630	(1,880)
Industrial securities	5,447	5,791	(344)

Total fixed maturity and equity securities	114,446	129,235	(14,789)

Total fixed maturity and equity securities	$195,989	$212,005	$(16,016)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
Fixed maturity securities
Corporate securities	$169,107	$171,407	$(2,300)
Asset-backed securities	3,690	3,767	(77)
Commercial mortgage-backed securities	11,798	12,094	(296)
Residential mortgage-backed securities	19,885	20,021	(136)
Government and government agencies
United States	25,969	26,201	(232)
Foreign	3,563	3,623	(60)

Total fixed maturity and equity securities	234,012	237,113	(3,101)

Greater than six months but less than or equal to one year
Fixed maturity securities
Corporate securities	6,173	6,813	(640)
Asset-backed securities	12,892	14,470	(1,578)
Commercial mortgage-backed securities	5,046	5,770	(724)
Residential mortgage-backed securities	4	4	—
Government and government agencies — United States	83,657	89,337	(5,680)

Total fixed maturity and equity securities	107,772	116,394	(8,622)

Greater than one year
Fixed maturity securities
Corporate securities	81,631	87,599	(5,968)
Asset-backed securities	22,950	32,834	(9,884)
Commercial mortgage-backed securities	50,799	65,269	(14,470)
Residential mortgage-backed securities	19,805	27,299	(7,494)
Municipals	860	930	(70)
Equity securities
Banking securities	6,361	9,246	(2,885)
Industrial securities	5,081	5,791	(710)

Total fixed maturity and equity securities	187,487	228,968	(41,481)

Total fixed maturity and equity securities	$529,271	$582,475	$(53,204)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The total number of securities in an unrealized loss position was 58 and 119 at September 30, 2010 and December 31, 2009, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010
	Estimated	Gross
	Fair	Unrealized	Number of
	Value	Losses/OTTI(1)	Securities
Decline > 20%
Greater than one year	$16,933	$(8,580)	6

Total	$16,933	$(8,580)	6

Decline > 40%
Greater than one year	$4,351	$(3,064)	2

Total	$4,351	$(3,064)	2

	December 31, 2009
	Estimated	Gross
	Fair	Unrealized	Number of
	Value	Losses/OTTI(1)	Securities
Decline > 20%
Greater than one year	$68,806	$(32,677)	17

Total	$68,806	$(32,677)	17

Decline > 40%
Greater than one year	$12,943	$(10,989)	4

Total	$12,943	$(10,989)	4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Unrealized gains (losses) incurred during the nine months ended September 30, 2010 and 2009, respectively, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at September 30, 2010 and December 31, 2009 was as follows:

	September 30,	December 31,
	2010	2009
Assets
Fixed maturity securities	$113,447	$(13,990)
Equity securities	(1,830)	(3,397)
Value of business acquired	(29,758)	(1,219)

	81,859	(18,606)

Liabilities
Policyholder account balances	1,533	3,062
Federal income taxes — deferred	(29,683)	5,440

	(28,150)	8,502

Stockholder’s equity
Accumulated other comprehensive income (loss), net of taxes	$53,709	$(10,104)

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
Mortgage Loans on Real Estate
Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the three and nine months ended September 30, 2010 and 2009.
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at September 30, 2010 and December 31, 2009 was $71,828 and $67,707, respectively.
Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated value. In addition to the valuation allowance for specific loans, a reserve is estimated based on a percent of the outstanding loan balance. The reserve at September 30, 2010 and December 31, 2009 was $35 and $41, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at September 30, 2010 and December 31, 2009, respectively.
The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, California, Virginia, Ohio, and Washington which account for approximately 80% of mortgage loans at September 30, 2010.
Policy Loans
Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at September 30, 2010 and December 31, 2009 was $835,583 and $867,361, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.
Securities Lending
The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at September 30, 2010 and December 31, 2009 was $174,340 and $149,374, respectively. The estimated fair value of securities out on loan at September 30, 2010 and December 31, 2009 was $188,848 and $145,209, respectively.
Reverse Repurchase Agreements
The Company enters into dollar roll repurchase agreement transactions. The amortized cost of the reverse repurchase agreements at September 30, 2010 was $26,109. The estimated fair value of the securities that were pledged was $25,970 at September 30, 2010. There were no reverse repurchase agreements at December 31, 2009.
Derivatives
The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. At September 30, 2010, the Company had 520 outstanding short futures contracts with a notional value of $147,771. At December 31, 2009, the Company had 570 outstanding short futures contracts with a notional value of $158,275.

Realized Investment Gains (Losses)
The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of available-for-sale securities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds	$113,494	$61,670	$416,074	$317,061
Gross realized investment gains	4,236	1,796	9,140	4,457
Gross realized investment losses	(750)	(1,741)	(2,596)	(5,498)

Proceeds on available-for-sale securities sold at a realized loss	16,658	35,195	107,211	101,504
Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Fixed maturity securities	$3,203	$(1,775)	$4,717	$(10,462)
Equity securities	10	(2,681)	10	(3,611)
Limited partnerships	—	739	660	1,210
Mortgages	6	(530)	6	(524)
Derivatives	(18,414)	(25,397)	(13,381)	(37,026)
Adjustment related to value of business acquired	476	43	(857)	3,227

Net realized investment losses	$(14,719)	$(29,601)	$(8,845)	$(47,186)

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
The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts:

Balance, December 31, 2009	$1,445
Credit loss impairment recognized in the current period on securities not previously impaired	996
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	423
Accretion of credit loss impairments previously recognized	(423)

Balance, September 30, 2010	$2,441

The components of OTTI reflected in the Statements of Income for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Loss	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$2,159	$1,886	$273	$6,150	$4,335	$1,815
Value of business acquired	—	—	—	(258)	—	(258)

Net OTTI losses	$2,159	$1,886	$273	$5,892	$4,335	$1,557

	Three Months Ended September 30, 2009			Nine Months Ended September 30, 2009
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Loss	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$7,942	$3,432	$4,511	$16,480	$3,446	$13,035
Value of business acquired	(533)	—	(533)	(3,821)	—	(3,821)

Net OTTI losses	$7,409	$3,432	$3,978	$12,659	$3,446	$9,214

For the three and nine months ended September 30, 2010, the Company’s impairment losses recognized in the Statements of Income were $273 and $1,557, respectively, net of value of business acquired amortization. The gross impairment losses recognized in the Statements of Income during the quarter were primarily driven by the impairment of a 2007 vintage subprime mortgage asset-backed security for $273 due to an adverse change in cash flows. During the second quarter, the Company impaired its holding of a 2005 vintage residential mortgage-backed security for $722 due to an adverse change in cash flows. A corporate bond was also impaired for $397 due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a 2007 vintage subprime mortgage asset-backed security for $423.
For the three and nine months ended September 30, 2009, the Company’s impairment losses were $3,978 and $9,214, respectively, net of value of business acquired amortization. During the first nine months of 2009, the Company impaired its holding of a subprime mortgage asset-backed security for $372, its holding in CIT Group, Inc. preferred stock for $1,489 and its holding in Lear Corp to discounted cash flows for $1,052. In addition, during the second quarter 2009, the Company adopted revised guidance for OTTI recognition, which resulted in a cumulative adjustment of $12,576 to retained earnings and amortized cost for fixed maturity securities and cost for equity securities for the non credit portion of previously recorded impairments on securities still in inventory upon adoption. Of this, $3,495 related to non credit impairments previously recorded in income during the first quarter of 2009.
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
The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009
Gross short-term equity growth rate for five years	9.00%	7.25%	8.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

The change in carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Accretion (amortization) expense	$(29,561)	$(3,776)	$(16,711)	$5,698
Unlocking	16,452	8,251	14,846	(78,082)
Impairment charge	—	—	—	(63,894)
Adjustment related to realized (gains) losses on investments	476	43	(857)	3,227
Adjustment related to unrealized (gains) losses and OTTI on investments	(15,081)	(24,664)	(28,541)	(52,342)

Change in VOBA carrying amount	$(27,714)	$(20,146)	$(31,263)	$(185,393)

The three and nine months ended September 30, 2010 were impacted by positive future gross profits, principally driven by favorable equity market movement, resulting in increased amortization and favorable unlocking. The nine months ended September 30, 2009 were impacted by the negative economic outlook, principally during the first quarter 2009, which resulted in unfavorable unlocking and accretion expense. In addition, an impairment charge was taken at March 31, 2009, as estimated future gross profits were less than the unamortized balance.
The change in the carrying amount of DAC and DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DAC	2010	2009	2010	2009
Capitalization	$255	$4,815	$758	$13,754
Accretion (amortization) expense	(55)	6,203	14,069	(4,361)
Unlocking	(873)	112	(1,622)	(261)
Adjustment related to unrealized (gains) losses and OTTI on investments	—	—	—	(1,480)

Change in DAC carrying amount	$(673)	$11,130	$13,205	$7,652

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DSI	2010	2009	2010	2009
Capitalization	$(9)	$485	$—	$1,356
Accretion (amortization) expense	(13)	1,583	3,247	(1,642)
Unlocking	(201)	145	(312)	591

Change in DSI carrying amount	$(223)	$2,213	$2,935	$305

The decrease in amortization during the nine months ended September 30, 2010 was primarily due to the increase in the GMWB reserve as compared to 2009.
Note 5. Variable Contracts Containing Guaranteed Benefits
The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the change in the variable annuity GMDB and GMIB liabilities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMDB	2010	2009	2010	2009
Guaranteed benefits incurred	$9,943	$11,904	$28,591	$31,942
Guaranteed benefits paid	(8,371)	(10,212)	(31,668)	(42,278)
Unlocking	(24,756)	(19,989)	(7,215)	18,551

Total	$(23,184)	$(18,297)	$(10,292)	$8,215

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMIB	2010	2009	2010	2009
Guaranteed benefits incurred	$4,592	$5,268	$13,459	$12,993
Unlocking	(19,848)	(4,997)	(14,207)	1,662

Total	$(15,256)	$271	$(748)	$14,655

Favorable unlocking for the three and nine months ended September 30, 2010 was primarily due to favorable equity market performance resulting in lower estimates of future benefit amounts, partially offset by changes in policyholder behavior assumptions. During the three months ended September 30, 2009, market increases caused favorable unlocking as a result of declining future estimates of future benefit amounts. The nine months ended September 30, 2009 were impacted by the negative economic outlook during the first quarter 2009 which resulted in unfavorable unlocking.
The variable annuity GMDB liability at September 30, 2010 and December 31, 2009 was $135,241 and $145,533, respectively. The variable annuity GMIB liability at September 30, 2010 and December 31, 2009 was $38,421 and $39,169, respectively.
The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. At September 30, 2010 and 2009, an insignificant amount of variable life guaranteed benefits were recorded as a component of policy benefits in the Statements of Income as incurred or paid.
Note 6. Federal Income Taxes
The effective tax rate was (23%) and (58%) for the nine months ended September 30, 2010 and 2009, respectively. Differences between the effective rate and the U.S. statutory rate of 35% during the nine months ended September 30, 2010 principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.
The valuation allowance for deferred tax assets at September 30, 2010 and December 31, 2009 was $107,827 and $145,504, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $4,299 (gross $12,283) and $3,623 (gross $10,351), respectively, that should not be recognized at September 30, 2010 and December 31, 2009, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	September 30,	December 31,
	2010	2009
Unrecognized tax benefits, opening balance	$10,351	$—
Gross increases — tax positions in prior period	1,932	10,351

Unrecognized tax benefits, ending balance	$12,283	$10,351

At September 30, 2010 and December 31, 2009, the Company had an operating loss carryforward for federal income tax purposes of $389,167 (net of the ASC 740 reduction of $12,283) and $176,009 (net of the ASC 740 reduction of $10,351), respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at September 30, 2010 and December 31, 2009, the Company also has a capital loss carryforward for federal income tax purposes of $3,724 and $9,796, respectively, with a carryforward period of five years that will expire at various dates up to 2014. At September 30, 2010 and December 31, 2009, the Company had a foreign tax credit carryforward of $5,813 and $5,810, respectively, with a carryforward period of ten years that will expire at various dates up to 2019. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $1,211 and $3,668, respectively, at September 30, 2010 and December 31, 2009, respectively, with an indefinite carryforward period.
The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has recognized no material penalties in its financial statements at September 30, 2010 and December 31, 2009, respectively. The Company recognized interest expense of ($119) and $119 at September 30, 2010 and December 31, 2009, respectively. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.
The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2009 and 2008, but no examination by the Internal Revenue Service has yet commenced.
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
The Company’s statutory net income for the nine months ended September 30, 2010 and 2009 was $69,361 and $191,159, respectively. Statutory capital and surplus at September 30, 2010 and December 31, 2009 was $687,935 and $599,014, respectively.
During the first nine months of 2010 and 2009, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.
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
Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2010 and December 31, 2009, reinsurance receivables were $17,197 and $35,806 respectively, primarily related to the recapture of life reinsurance and refined calculations in conjunction with system conversions ($14,819 and $29,682, respectively). At September 30, 2010 and December 31, 2009, these reinsurance receivables were primarily from Swiss Re, Lincoln National Life Insurance Company,

Reinsurance Group of America (“RGA”), Employers Reassurance Corporation (“ERAC”), and Munich American Reassurance Company.
The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.
In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At September 30, 2010, 44% and 12% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2009, 45% and 12% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.
Note 9. Related Party Transactions
At September 30, 2010, the Company had the following related party agreements in effect:
The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine months ended September 30, 2010, the Company incurred $707 and $8,478, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $1,055 and $12,008, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On April 29, 2010, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that is due April 29, 2011. On June 29, 2009, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that was paid off in April 2010. During the three and nine months ended September 30, 2010, the Company accrued and/or received $21 and $92 of interest, respectively. During the three and nine months ended September 30, 2009, the Company accrued and/or received $31 and $65 of interest, respectively. Interest related to these arrangements is included in net investment income.
AEGON USA Realty Advisors, Inc. acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine months ended September 30, 2010, the Company incurred $38 and $114, respectively, under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $41 and $123, respectively, under this agreement. There were no mortgage loan origination fees during the three and nine months ended September 30, 2010 and 2009, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.
AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2010, the Company incurred $544 and $1,601, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $540 and $1,684, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.
Transamerica Capital, Inc. provides underwriting services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2010, the Company incurred $7,366 and $26,006, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2009, the Company incurred $14,883 and $37,912, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.
The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three and nine months ended September 30, 2010, the Company received $48 and $142, respectively, in revenue under this agreement. During the three and nine months ended September 30, 2009, the Company received $3 and $4, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and nine months ended September 30, 2010, the Company incurred $7 and $47, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred. During the three and nine months ended September 30, 2009, the Company incurred $59 and $209, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.
The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity available-for-sale securities in the Balance Sheets. During the three months ended September 30, 2010, the Company did not sell any fixed maturity available-for-sale securities to affiliated companies. During the nine months ended September 30, 2010, the Company sold $48,177 of fixed maturity available-for-sale securities to affiliated companies. During the three months ended September 20, 2009, the Company did not sell any fixed maturity available-for-sale securities to affiliated companies. During the nine months ended September 30, 2009, the Company sold $78,525 of fixed maturity available-for-sale securities to affiliated companies.
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
The following tables summarize each business segment’s contribution to net revenues and net income (loss):

	Three Months Ended
	September 30,
	2010	2009
Net revenues (a)
Annuity	$28,390	$12,597
Life Insurance	19,314	21,054

Net revenues (a)	$47,704	$33,651

Net income
Annuity	$63,259	$6,513
Life Insurance	7,927	3,748

Net income	$71,186	$10,261

	Nine Months Ended
	September 30,
	2010	2009
Net revenues (a)
Annuity	$123,368	$69,689
Life Insurance	59,130	66,024

Net revenues (a)	$182,498	$135,713

Net income (loss)
Annuity	$81,655	$(162,461)
Life Insurance	18,741	(27,414)

Net income (loss)	$100,396	$(189,875)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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
Deposits
Total direct deposits (including internal exchanges) were $11.4 million and $34.3 million, respectively, during the three and nine months ended September 30, 2010. Total direct deposits (including internal exchanges) were $101.1 million and $272.7 million, respectively, during the three and nine months ended September 30, 2009. The decrease in deposits was due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009. Internal exchanges during the three and nine months ended September 30, 2010 were $0.8 million and $3.5 million, respectively. Internal exchanges during the three and nine months ended September 30, 2009 were $4.1 million and $10.4 million, respectively.
Financial Condition
At September 30, 2010, the Company’s assets were $11.4 billion or $237.2 million lower than the $11.6 billion in assets at December 31, 2009. Assets excluding Separate Accounts assets increased $171.1 million. Separate Accounts assets, which represent 69% of total assets, decreased $408.3 million to $7.9 billion.

Changes in Separate Accounts assets were as follows:

Nine
Months Ended
(dollars in millions)	September 30, 2010
Investment performance	$327.2
Deposits	33.6
Policy fees and charges	(136.5)
Surrenders, benefits and withdrawals	(632.6)

Net change	$(408.3)

During the first nine months of 2010 and 2009, fixed contract owner deposits were $0.2 million and $3.2 million, respectively, and fixed contract owner withdrawals were $88.6 million and $133.5 million, respectively.
Environment
The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads.
Equity Market Performance
The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended September 30, 2010 with increases of 10%, 12% and 11%, respectively, from June 30, 2010 and increases of 3%, 4% and 2%, respectively from December 31, 2009.
Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2010. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.
During the nine months ended September 30, 2010, average variable account balances increased $568.2 million (or 8%) to $8.0 billion as compared to the same period in 2009. The change in average variable account balances contributed $7.3 million to the increase in asset-based policy charge revenue during the nine months ended September 30, 2010 as compared to the same period in 2009.
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
The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Average medium term interest rate yield (a)	0.65%	1.22%	0.65%	1.22%
Increase (decrease) in medium term interest rates (in basis points)	(25)	(18)	(78)	33
Credit spreads (in basis points) (b)	179	241	179	241
Contracting of credit sp reads (in basis points)	(29)	(107)	(21)	(494)

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$60.7	$76.5	$129.0	$127.4
Interest-sensitive policy holder liabilities	(0.3)	(0.5)	(1.5)	5.0

Net increase on market valuations	$60.4	$76.0	$127.5	$132.4

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.

(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
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

At September 30, 2010 and December 31, 2009, approximately $204.3 million (or 12%) and $161.4 million (or 12%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.
Changes in the fair value of fixed maturity and equity securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.
Securities Lending
Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity available-for-sale securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At September 30, 2010 and December 31, 2009, the payable for collateral under securities loaned was $194.8 million and $149.1 million, respectively.
Reverse Repurchase Agreements
The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings and the repurchase agreement liability is included in the Balance Sheets in payables for collateral under securities loaned and reverse repurchase agreements. At September 30, 2010, the amortized cost of the reverse repurchase agreements was $26.1 million. The estimated fair value of the securities that were pledged to the counterparty to support the initial dollar roll was $26.0 million at September 30, 2010. There was no reverse repurchase agreement payable at December 31, 2009.
Derivative Instruments
Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. All derivatives recognized on the Balance Sheets are carried at fair value. All changes in fair value are recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. At September 30, 2010, the Company had 520 outstanding short futures contracts with a notional amount of $147.8 million. At December 31, 2009, the Company had 570 outstanding short futures contracts with a notional amount of $158.3 million.
Mortgage Loans on Real Estate
Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated value. The Company does not accrue interest on impaired loans and loans ninety days past due. The Company also establishes a reserve based on a percentage of the outstanding loan balance. At September 30, 2010 and December 31, 2009, there was $68.8 million and $70.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The reserve at September 30, 2010 and December 31, 2009 was less than $0.1 million. The change in the reserve is reflected in net realized investment gains (losses), excluding other-than-temporary impairment losses on securities in the Statements of Income.
Other-Than-Temporary Impairment (“OTTI”) Losses on Investments
The Company regularly reviews each investment in its fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For available-for-sale debt securities, the Company also considers the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.
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
For the three and nine months ended September 30, 2010 the Company recorded an OTTI in income of $0.3 million and $1.6 million, respectively, net of value of business acquired amortization. For the three and nine months ended September 30, 2009, the Company recorded an OTTI in income, net of value of business acquired amortization of $3.9 million and $9.2 million, respectively.
Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)
The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009
Gross short-term equity growth rate for five years	9.00%	7.25%	8.00%

Gross long-term growth rate	9.00%	9.00%	9.00%
VOBA
VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At September 30, 2010 and December 31, 2009, the Company’s VOBA asset was $343.5 million and $374.7 million, respectively. For the three and nine months ended September 30, 2010, the favorable impact to pre-tax income related to VOBA unlocking was $16.5 million and $14.8 million, respectively. For the three and nine months ended September 30, 2009, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $8.3 million and ($78.1) million, respectively. In addition, during the first quarter of 2009, there was an impairment charge of $63.9 million. See Note 4 to the Financial Statements for a further discussion.
DAC
The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DAC asset of $39.9 million and $26.7 million, respectively.
DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and nine months ended September 30, 2010, there was a unfavorable impact to pre-tax income related to DAC unlocking of $0.9 million and $1.6 million, respectively. For the three and nine months ended September 30, 2009, there was an favorable (unfavorable) impact to pre-tax income related to DAC unlocking of $0.1 million and ($0.3) million, respectively. See Note 4 to the Financial Statements for a further discussion.
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
The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At September 30, 2010 and December 31, 2009, variable annuities accounted for the Company’s entire DSI asset of $9.2 million and $6.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.
Policyholder Account Balances
The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2010 and December 31, 2009 were $1.6 billion and $1.6 billion, respectively.
Future Policy Benefits
Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2010 and December 31, 2009, future policy benefits were $424.8 million and $439.6 million, respectively.
Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2010 and December 31, 2009, GMDB and GMIB liabilities included within future policy benefits were as follows:

	September 30,	December 31,
(dollars in millions)	2010	2009
GMDB liability	$135.2	$145.5
GMIB liability	38.4	39.2
The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2010, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $44.6 million and $21.4 million, respectively. For the three and nine months ended September 30, 2009, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $25.0 million and ($20.2) million, respectively.
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
At September 30, 2010 and December 31, 2009, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	September 30,	December 31,
(dollars in millions)	2010	2009
GMWB liability	$82.3	$46.0

GMIB reinsurance asset	(78.8)	(58.7)
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
The valuation allowance for deferred tax assets at September 30, 2010 and December 31, 2009 was $107.8 million and $145.5 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.
The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.
Recent Accounting Guidance
The following outlines the adoption of recent accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.
•	Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurements — guidance on new disclosures and clarifications of existing disclosures about fair value measurements — adopted January 1, 2010.
The following outlines the adoption of accounting guidance in 2009. See Note 1 to the Financial Statements for a further discussion.
•	ASC 105, Generally Accepted Accounting Principles — established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities — adopted September 30, 2009.

•	ASC 320, Investments—Debt and Equity Securities — guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The revised guidance resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3.5 million at time of adoption — adopted June 30, 2009.
•	ASC 820, Fair Value Measurements and Disclosures
o	ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) — guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) — adopted December 31, 2009.

o	ASU 2009-05, Measuring Liabilities at Fair Value — guidance which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the prescribed approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs — adopted December 31, 2009.

o	Guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly — adopted June 30, 2009.

o	Guidance required an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period — adopted June 30, 2009.
•	ASC 855, Subsequent Events
o	Guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued — adopted June 30, 2009.

o	Revised guidance which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated — adopted December 31, 2009.
•	ASC 815, Derivatives and Hedging — guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the instruments — adopted January 1, 2009.

•	ASC 805, Business Combinations — guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination — adopted January 1, 2009.

•	ASC 350, Intangibles—Goodwill and Other — guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset — adopted January 1, 2009.
In addition, the following is accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.
•	ASC 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurement — requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs — will be adopted January 1, 2011.

•	ASC 944, Financial Services — Insurance
o	ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments — clarification that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation — will be adopted January 1, 2011.

o	ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts — modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts — will be adopted January 1, 2012.
•	ASC 310, Receivables, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses — requires new and expanded disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables — will be adopted December 31, 2010.
Investments
The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.
Fixed Maturities and Equity Securities
The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2010 and December 31, 2009 were:

	September 30, 2010
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$287.3	$19.6	$(1.7)	$305.2	18%
Industrial	701.2	63.4	(0.3)	764.3	46
Utility	102.5	11.2	(0.2)	113.5	7
Asset-backed securities
Housing related	51.6	1.1	(6.9)	45.8	3
Credit cards	52.3	5.6	—	57.9	3
Structured settlements	4.7	0.4	—	5.1	—
Autos	7.3	0.3	—	7.6	—
Student loan	3.9	—	—	3.9	—
Timeshare	0.6	—	—	0.6	—
Commercial mortgage-backed securities - non agency backed	137.2	10.7	(1.0)	146.9	9
Residential mortgage-backed securities
Agency backed	86.8	4.4	(0.1)	91.1	5
Non agency backed	22.6	—	(3.3)	19.3	1
Municipals — tax exempt	1.5	0.1	—	1.6	—
Government and government agencies
United States	116.0	9.1	(0.2)	124.9	7
Foreign	9.1	1.3	—	10.4	1

Total fixed maturity securities	1,584.6	127.2	(13.7)	1,698.1	99

Equity securities
Banking securities	9.2	0.1	(1.9)	7.4	1
Other financial services securities	0.2	0.3	—	0.5	—
Industrial securities	5.8	—	(0.3)	5.5	—

Total equity securities	15.2	0.4	(2.2)	13.4	1

Total fixed maturity and equity securities	$1,599.8	$127.6	$(15.9)	$1,711.5	100%

	December 31, 2009
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (1)	Fair Value	Fair Value
Fixed maturity securities
Corporate bonds
Financial services	$198.5	$5.1	$(4.8)	$198.8	15%
Industrial	421.3	14.5	(3.4)	432.4	32
Utility	98.9	4.2	(0.6)	102.5	8
Asset-backed securities
Housing related	56.8	0.3	(11.6)	45.5	3
Credit cards	40.8	4.1	—	44.9	2
Autos	11.2	0.4	—	11.6	1
Equipment lease	1.8	—	—	1.8	—
Student loan	7.0	—	—	7.0	1
Timeshare	0.8	—	—	0.8	—
Commercial mortgage-backed securities - non agency backed	165.9	1.8	(15.5)	152.2	11
Residential mortgage-backed securities
Agency backed	95.1	3.4	(0.1)	98.4	7
Non agency backed	27.3	—	(7.5)	19.8	1
Municipals — tax exempt	1.6	—	(0.1)	1.5	—
Government and government agencies
United States	220.3	1.4	(5.9)	215.8	16
Foreign	12.0	0.4	(0.1)	12.3	1

Total fixed maturity securities	1,359.3	35.6	(49.6)	1,345.3	99

Equity securities
Banking securities	9.2	—	(2.9)	6.3	1
Other financial services securities	0.2	0.2	—	0.4	—
Industrial securities	5.8	—	(0.7)	5.1	—

Total equity securities	15.2	0.2	(3.6)	11.8	1

Total fixed maturity and equity securities	$1,374.5	$35.8	$(53.2)	$1,357.1	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for asset-backed securities (“ABS”), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at September 30, 2010.
Seven issuers represent more than 5% of the total unrealized loss position, comprised of one commercial mortgage-backed security (“CMBS”) holding, four subprime ABS — housing related holdings, one corporate bond and one residential mortgage-backed security (“RMBS”) holding. The investment grade corporate non-convertible security issued by USB Capital has an unrealized loss of $1.0 million. The Company’s CMBS unrealized loss is $1.0 million and contains 2003 vintage fixed income positions where our holding is rated investment grade. The Company’s subprime ABS — housing unrealized loss is $4.1 million on holdings that have been impaired to discounted cash flows and $2.6 million on holdings that have never been impaired. The Company’s subprime ABS consist of four below investment grade holdings whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. Due to an adverse change in cash flows, one 2007 fixed rate ABS security was impaired to discounted cash flows as of September 30, 2010.
At September 30, 2010 and December 31, 2009, approximately $91.1 million (or 35%) and $98.4 million (or 36%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes collateralized mortgage obligations (“CMOs”), government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs, and negative amortization mortgage-backed securities. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.
The following tables summarize the Company’s CMBS exposure by rating and vintage at September 30, 2010 and December 31, 2009:

	September 30, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$113.6	$123.1	$9.5
AA	18.9	18.7	(0.2)
A	4.7	5.2	0.5

Total	$137.2	$147.0	$9.8

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
AAA	$131.2	$127.4	$(3.8)
AA	18.7	13.5	(5.2)
A	15.9	11.3	(4.6)

Total	$165.8	$152.2	$(13.6)

	September 30, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	AAA	AA	A	Total
2004 & Prior	$21.5	$13.2	$5.2	$39.9
2005	11.4	—	—	11.4
2006	68.0	5.5	—	73.5
2007	22.2	—	—	22.2

Total	$123.1	$18.7	$5.2	$147.0

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	AAA	AA	A	Total
2004 & Prior	$30.1	$8.7	$2.8	$41.6
2005	16.4	—	—	16.4
2006	63.0	4.8	4.8	72.6
2007	17.9	—	3.7	21.6

Total	$127.4	$13.5	$11.3	$152.2

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2010 and December 31, 2009 by rating agency equivalent were:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(dollars in millions)	Cost	Value	Cost	Value
AAA	$403.1	$429.7	$509.8	$501.1
AA	191.6	206.7	142.9	140.1
A	635.3	687.2	353.7	353.4
BBB	268.5	295.0	267.5	277.7
Below investment grade	86.1	79.5	85.4	73.0

Total fixed maturity securities	$1,584.6	$1,698.1	$1,359.3	$1,345.3

Investment grade	95%	95%	94%	95%
Below investment grade	5%	5%	6%	5%
The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2010 and December 31, 2009 approximately $44.7 million (or 3%) and $38.9 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.
Unrealized gains (losses) incurred during the nine months ended September 30, 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.
Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade securities were as follows:

	September 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$4.6	$4.7	$(0.1)
Industrial	13.0	13.1	(0.1)
Utility	7.2	7.3	(0.1)
Asset-backed securities
Housing related	3.1	3.1	—
Credit cards	11.7	11.7	—
Autos	0.2	0.2	—
Commercial mortgage-backed securities — non agency backed	4.9	4.9	—
Residential mortgage-backed securities — agency backed	26.0	26.1	(0.1)

Total fixed maturity and equity securities	$70.7	$71.1	$(0.4)

	September 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Greater than one year
Corporate bonds
Financial services	$31.6	$33.3	$(1.7)
Utility	2.8	2.9	(0.1)
Asset-backed securities — housing related	2.9	2.9	—
Commercial mortgage-backed securities — non agency backed	4.7	5.6	(0.9)
Government and government agencies — United States	32.4	32.6	(0.2)
Equity securities — industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	79.8	83.1	(3.3)

Total of all investment grade securities
Corporate bonds
Financial services	36.2	38.0	(1.8)
Industrial	13.0	13.1	(0.1)
Utility	10.1	10.1	—
Asset-backed securities
Housing related	6.0	6.1	(0.1)
Credit cards	11.7	11.7	—
Autos	0.2	0.2	—
Commercial mortgage-backed securities — non agency backed	9.5	10.5	(1.0)
Residential mortgage-backed securities — agency backed	26.0	26.1	(0.1)
Government and government agencies — United States	32.4	32.6	(0.2)
Equity securities — industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	$150.5	$154.2	$(3.7)

Total number of securities in a continuous unrealized loss position			44

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Investment Grade Securities
Less than or equal to six months
Corporate bonds
Financial services	$10.5	$10.6	$(0.1)
Industrial	144.4	146.3	(1.9)
Utility	12.3	12.4	(0.1)
Asset-backed securities — housing related	3.7	3.8	(0.1)
Commercial mortgage-backed securities — non agency backed	11.8	12.1	(0.3)
Residential mortgage-backed securities — agency backed	19.9	20.0	(0.1)
Government and government agencies
United States	26.0	26.2	(0.2)
Foreign	1.3	1.4	(0.1)

Total fixed maturity and equity securities	$229.9	$232.8	$(2.9)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Investment Grade Securities (continued)
Greater than six months but less than or equal to one year
Corporate bonds
Industrial	$4.4	$4.9	$(0.5)
Utility	0.7	0.7	—
Asset-backed securities — housing related	12.9	14.5	(1.6)
Commercial mortgage-backed securities — non agency backed	5.0	5.8	(0.8)
Government and government agencies — United States	83.7	89.3	(5.6)

Total fixed maturity and equity securities	106.7	115.2	(8.5)

Greater than one year
Corporate bonds
Financial services	57.6	62.4	(4.8)
Industrial	12.5	12.6	(0.1)
Utility	5.6	6.0	(0.4)
Asset-backed securities — housing related	10.5	11.5	(1.0)
Commercial mortgage-backed securities — non agency backed	50.8	65.3	(14.5)
Residential mortgage-backed securities — non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Industrial securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	148.3	173.1	(24.8)

Total of all investment grade securities
Corporate bonds
Financial services	68.2	73.0	(4.8)
Industrial	161.3	163.8	(2.5)
Utility	18.6	19.1	(0.5)
Asset-backed securities — housing related	27.1	29.8	(2.7)
Commercial mortgage-backed securities — non agency backed	67.6	83.2	(15.6)
Residential mortgage-backed securities
Agency backed	19.9	20.0	(0.1)
Non agency backed	3.1	5.9	(2.8)
Municipals — tax exempt	0.8	0.9	(0.1)
Government and government agencies
United States	109.6	115.5	(5.9)
Foreign	1.3	1.4	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Industrial securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$484.9	$521.1	$(36.2)

Total number of securities in a continuous unrealized loss position			102

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade securities were as follows:

	September 30, 2010
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$7.6	$7.8	$(0.2)
Residential mortgage-backed securities — non agency backed	3.2	3.9	(0.7)

Total fixed maturity and equity securities	10.8	11.7	(0.9)

Greater than one year
Corporate bonds — utility	0.3	0.5	(0.2)
Asset-backed securities — housing related	13.4	20.2	(6.8)
Residential mortgage-backed securities — non agency backed	16.1	18.7	(2.6)
Equity securities — banking securities	4.8	6.6	(1.8)

Total fixed maturity and equity securities	34.6	46.0	(11.4)

Total of all below investment grade securities
Corporate bonds
Industrial	7.6	7.8	(0.2)
Utility	0.3	0.5	(0.2)
Asset-backed securities — housing related	13.4	20.2	(6.8)
Residential mortgage-backed securities — non agency backed	19.3	22.6	(3.3)
Equity securities — banking securities	4.8	6.6	(1.8)

Total fixed maturity and equity securities	$45.4	$57.7	$(12.3)

Total number of securities in a continuous unrealized loss position			14

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost/Cost	OTTI (1)
Below Investment Grade Securities
Less than or equal to six months
Corporate bonds — industrial	$1.9	$2.1	$(0.2)
Government and government agencies — foreign	2.2	2.2	—

Total fixed maturity and equity securities	4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
Corporate bonds — industrial	1.1	1.2	(0.1)

Total fixed maturity and equity securities	$1.1	$1.2	$(0.1)

	December 31, 2009
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
(dollars in millions)	Value	Cost	OTTI (1)
Below Investment Grade Securities (continued)
Greater than one year
Corporate bonds
Industrial	$4.8	$5.4	$(0.6)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	39.2	55.9	(16.7)

Total of all below investment grade securities
Corporate bonds
Industrial	7.8	8.7	(0.9)
Utility	1.1	1.2	(0.1)
Asset-backed securities — housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities — non agency backed	16.7	21.4	(4.7)
Government and government agencies — foreign	2.2	2.2	—
Equity securities — banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	$44.4	$61.4	$(17.0)

Total number of securities in a continuous unrealized loss position			17

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 77% and 32% of total gross unrealized losses and OTTI on all available-for-sale securities at September 30, 2010 and December 31, 2009, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2010.
Details underlying available-for-sale securities below investment grade and in an unrealized loss and OTTI position were as follows:

		September 30, 2010
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
	70% to 100%	$10.8	$11.7	$(0.9)

		10.8	11.7	(0.9)

Greater than one year
	70% to 100%	23.7	28.9	(5.2)
	40% to 70%	10.9	17.1	(6.2)

		34.6	46.0	(11.4)

Total		$45.4	$57.7	$(12.3)

		December 31, 2009
	Ratio of			Gross
	Amortized Cost	Estimated		Unrealized
	to Estimated	Fair	Amortized	Losses and
(dollars in millions)	Fair Value	Value	Cost/Cost	OTTI (1)
Less than or equal to six months
	70% to 100%	$4.1	$4.3	$(0.2)

		4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
	70% to 100%	1.1	1.2	(0.1)

		1.1	1.2	(0.1)

Greater than one year
	70% to 100%	23.9	29.8	(5.9)
	40% to 70%	15.3	26.1	(10.8)

		39.2	55.9	(16.7)

Total		$44.4	$61.4	$(17.0)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.
The majority of assets depressed over 20% as well as over 40% and greater than one year are primarily related to subprime ABS — housing related, CMBS and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at September 30, 2010.
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
The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at September 30, 2010 and December 31 2009:

	September 30, 2010
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$22.0	$22.3	$0.3
Below BBB	20.2	13.4	(6.8)
Second lien (a)
Below BBB	5.2	5.7	0.5

Total	$47.4	$41.4	$(6.0)

	December 31, 2009
			Net
		Estimated	Unrealized
	Amortized	Fair	Gains (Losses)
(dollars in millions)	Cost	Value	and OTTI
First lien — fixed
AAA	$25.7	$23.8	$(1.9)
Below BBB	21.3	12.5	(8.8)
Second lien (a)
Below BBB	5.6	6.0	0.4

Total	$52.6	$42.3	$(10.3)

	September 30, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien — fixed
AAA	$16.4	$5.9	$—	$—	$22.3
Below BBB	—	—	3.4	10.0	13.4
Second lien (a)
Below BBB	—	—	5.7	—	5.7

Total	$16.4	$5.9	$9.1	$10.0	$41.4

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien — fixed
AAA	$17.5	$6.3	$—	$—	$23.8
Below BBB	—	—	2.9	9.6	12.5
Second lien (a)
Below BBB	—	—	6.0	—	6.0

Total	$17.5	$6.3	$8.9	$9.6	$42.3

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.
OTTI
For the three and nine months ended September 30, 2010, the Company’s impairment losses recognized in the Statements of Income were $0.3 million and $1.6 million, respectively, net of VOBA amortization. The gross impairment losses recognized in the Statements of Income during the quarter were primarily driven by the impairment of a 2007 vintage subprime mortgage ABS for $0.3 million due to an adverse change in cash flows. During the second quarter, the Company impaired its holding of a 2005 vintage RBMS for $0.7 million due to an adverse change in cash flows. A corporate bond was also impaired for $0.4 million due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a 2007 vintage subprime mortgage ABS for $0.4 million.
For the three and nine months ended September 30, 2009, the Company’s impairment losses were $3.9 million and $9.2 million, respectively, net of VOBA amortization. The Company impaired its holding of a subprime mortgage ABS for $0.4 million, a preferred stock in CIT Group, Inc. for $1.5 million and an capital security for $2.5 million during the third quarter of 2009. The Company impaired its holding in Lear Corp to discounted cash flows in the first six months of 2009 for $1.1 million. Eighteen unique issuers accounted for the remaining gross impairment of $7.5 million. During the second quarter 2009, the Company adopted revised guidance related to OTTI recognition. The effect of this adoption resulted in a $12.6 million adjustment to retained earnings and amortized cost for fixed maturity securities and cost for equity securities for the non credit related portion of previously recorded impairments on securities still in inventory upon adoption. Of this, $3.5 million related to non credit impairments previously recorded in income during the first quarter of 2009.
Mortgage Loans on Real Estate
The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on commercial real estate at September 30, 2010 and December 31, 2009 was $71.8 million and $67.7 million, respectively.
All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at September 30, 2010 and December 31, 2009. At September 30, 2010 and December 31, 2009, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.
Liquidity and Capital Resources
Liquidity
The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2010 and December 31, 2009, the Company’s assets included $2.0 billion and $1.8 billion, respectively, of cash, short-term investments and investment grade publicly traded available-for-sale securities that could be liquidated if funds were required.
Capital Resources
During the first nine months of 2010 and 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.
Ratings
Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.
The insurer financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:
•	S&P — AAA to R

•	A.M. Best — A++ to S

•	Fitch — AAA to C
The following table summarizes the Company’s ratings at November 11, 2010:

S&P	AA-	(4th out of 21)
A.M. Best	A +	(2nd out of 16)
Fitch	AA-	(4th out of 19)
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

Commitments and Contingencies
The following table summarizes the Company’s policyholders’ obligations at September 30, 2010:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$178.8	$320.9	$281.0	$1,380.7	$2,161.4
Separate Accounts (a)	902.3	1,693.1	1,560.0	5,546.5	9,701.9

	$1,081.1	$2,014.0	$1,841.0	$6,927.2	$11,863.3

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.
The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At September 30, 2010 and December 31, 2009, the Company’s estimated liability for future guaranty fund assessments was $5.1 million and $5.0 million, respectively, with an offsetting receivable for future premium tax deductions of $3.9 million and $4.0 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.
In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.
Results of Operations
For the three months ended September 30, 2010 and 2009, the Company recorded net income of $71.2 million and $10.3 million, respectively. The increase in income was primarily due to a decrease in policy benefits, a decrease in realized investment losses, the change in the tax valuation allowance and a decrease in insurance expenses and taxes. This was partially offset by amortization of DAC and VOBA in 2010 as compared to accretion in 2009.
For the nine months ended September 30, 2010 and 2009, the Company recorded net income (loss) of $100.4 million and $(189.9) million, respectively. The increase in income was primarily due to the 2009 impairment of VOBA, the 2009 tax valuation allowance, lower net realized investment losses in 2010, 2010 DAC accretion as compared to amortization in 2009 and a decrease in insurance expenses and taxes partially offset by an increase in policy benefits.
Policy charge revenue decreased $1.7 million (or 3%) to $50.2 million during the three months ended September 30, 2010, as compared to the same period in 2009. Policy charge revenue increased $6.0 million (or 4%) to $154.3 million during the nine months ended September 30, 2010, as compared to the same period in 2009.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Asset-based policy charge revenue	$(0.3)	$7.3 (a)
Guaranteed benefit based policy charge revenue	(1.1)	(0.4)
Non-asset based policy charge revenue	(0.3)	(0.9)

Total policy charge revenue	$(1.7)	$6.0

(a)	Asset-based policy charge revenue for the nine months ended September 30, 2010 was positively impacted by the increase in average variable account balances.
Net realized investment gains (losses) increased $14.9 million to $14.7 million during the three months ended September 30, 2010, as compared to the same period in 2009. Net realized investment gains (losses) increased $38.3 million to $8.8 million during the nine months ended September 30, 2010, as compared to the same period in 2009. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Credit related gains (losses)	$2.7	$6.8	(a)
Interest related gains (losses)	2.8	8.9	(a)
Equity related gains (losses)	8.9	26.8	(b)
Associated amortization of VOBA	0.5	(4.2)

Total net realized investment gains (losses)	$14.9	$38.3

Write-downs for OTTI included in net realized investment gains (losses)	$4.2	$11.2	(a)

(a)	The change in credit and interest related gains (losses) as compared to 2009 are primarily due to a decrease in OTTI impairments along with the change in accounting principle for OTTI impairments in 2009. See the Critical Accounting Policies and Estimates section above for further discussion on OTTI recognition.

(b)	The change in equity related gains (losses) principally relates to net gains on futures contracts during 2010 as compared to net losses on futures contracts in 2009.
Policy benefits decreased $58.4 million and increased $8.7 million, respectively, during the three and nine months ended September 30, 2010 as compared to the same periods in 2009. The following table provides the changes in policy benefits by type:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Annuity benefit unlocking	$(19.6)	$(41.7	) (a)
Annuity benefit expense	(42.3)	49.7	(b)
Amortization of deferred sales inducements	1.9	(4.0	) (c)
Life insurance mortality expense	1.6	4.7	(d)

Total policy benefits	$(58.4)	$8.7

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

(b)	The decrease in annuity benefit expense during the three months ended September 30, 2010 as compared to 2009 was primarily driven by favorable equity market movement and policyholder behavior assumption changes resulting in lower guaranteed benefits. For the nine months ended September 30, 2010 as compared to 2009, mixed equity markets resulted in increased benefits.

(c)	The decrease in amortization during the nine months ended September 30, 2010 was primarily due to the increase in the GMWB reserve as compared to 2009.

(d)	Life insurance mortality expenses increased in 2010 primarily due to an increase in claims with a high net amount at risk.

Reinsurance premiums ceded increased $0.1 million and $2.2 million, respectively, during the three and nine months ended September 30, 2010 as compared to the same period in 2009 principally due to refined calculations related to a system conversion. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance, which is expected to be finalized in 2010.
Amortization (accretion) of DAC was $0.9 million and ($12.4) million for the three and nine months ended September 30, 2010, respectively, which included unfavorable unlocking of $0.9 million and $1.6 million, respectively. Amortization (accretion) of DAC was ($6.3) million and $4.6 million for the three and nine months ended September 30, 2009, respectively, which included favorable (unfavorable) unlocking of $0.1 million and ($0.3) million, respectively. The decrease in amortization during the nine months ended September 30, 2010 was primarily due to the increase in the GMWB reserve as compared to 2009.
Amortization of VOBA was $13.1 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, which included favorable unlocking of $16.5 million and $14.8 million, respectively. Amortization (accretion) of VOBA was ($4.5) million and $136.3 million for the three and nine months ended September 30, 2009, respectively, which included favorable (unfavorable) unlocking of $8.3 million and ($78.1) million, respectively. In addition, an impairment charge of $63.9 million was taken in the first quarter 2009. During the three months ended September 30, 2010, positive future gross profits, principally driven by favorable equity market movement, resulted in increased amortization as compared to 2009. The nine months ended September 30, 2009 were impacted by the negative economic outlook, principally during the first quarter 2009; which resulted in unfavorable unlocking.
Insurance expenses and taxes decreased $9.9 million and $14.4 million in the three and nine months ended September 30, 2010, respectively, as compared to the same period in 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months	Nine Months
(dollars in millions)	2010 vs. 2009	2010 vs. 2009
Commissions	$(3.2)	$(0.2)
General insurance expenses	(5.7)	(13.9	) (a)
Taxes, licenses, and fees	(1.0)	(0.3)

Total insurance expenses and taxes	$(9.9)	$(14.4)

(a)	The decrease in general insurance expenses is primarily due to lower system and transition related costs in 2010.
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
In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 5. Other Information.
(a) Nothing to report.
(b) Nothing to report.

Item 6. Exhibits.
2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Transamerica Advisors Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed on August 12, 2010.)

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q of Transamerica Advisors Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed on August 12, 2010.)

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33- 26322, filed January 3, 1989.)

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.16	Form of Company Name Change Endorsement. (Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by Reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 27, 2008.)

10.12	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by Reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 27, 2008.)

10.13	Keep Well Agreement between AEGON USA, Inc. and Merrill Lynch Life Insurance Company. (Incorporated by Reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 27, 2008.)

10.14	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Merrill Lynch Life Insurance Company’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.15	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Merrill Lynch Life Insurance Company’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.16	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Merrill Lynch Life Insurance Company’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.17	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company. (Incorporated by reference to the Annual Report on Form 10-K of Merrill Lynch Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, 333-133225, filed on March 26, 2009.)

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY
/s/ Eric J. Martin
Eric J. Martin
Vice President, Treasurer, Chief Financial Officer, and Controller

Date: November 11, 2010

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