Form 10-K
period 2010-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2011-03-25
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863; 333-34192; 333-133223; 333-133225

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

large accelerated filer	☐	accelerated filer	☐

non-accelerated filer	☒	smaller reporting company	☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     ☐  Yes    ☒  No

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

PART I

Item 1. Business

Transamerica Advisors Life Insurance Company (“TALIC”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). Prior to July 1, 2010, the Company was known as Merrill Lynch Life Insurance Company (“MLLIC”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to December 28, 2007, the Company was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co”).

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

The Registrant is currently licensed in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2009, life insurance and/or annuity sales were made in all states the Registrant was licensed in, with the largest concentration in Florida, 18%, Texas, 12%, Illinois, 10%, California, 9%, and North Carolina, 6%, as measured by total contract owner deposits. During 2009, the Company, in addition to no longer issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products.

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

Item 1A. Risk Factors

Risk Factors that Could Affect Transamerica Advisors Life Insurance Company

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect the Company’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures. Other factors besides those discussed below or elsewhere in this Annual Report also could adversely affect our business and operations, and the following risk factors should not be considered a complete list of potential risks that may affect the Company.

Our operating environment remains uncertain about the timing and strength of an economic recovery. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment which could materially affect our results of operations and financial condition

Uncertainty about the timing and strength of a recovery in the U.S. economy continued to affect our operating environment in 2010. Our results, financial condition and statutory capital remain sensitive to equity and credit market performance and we expect that market conditions will continue to pressure returns in our investment portfolio and that our hedging costs will remain higher. Unless economic conditions continue to improve, we would expect to experience realized and unrealized investment losses. In addition, negative rating agency actions with respect to our investments could also indirectly adversely affect our statutory capital and risk-based capital (“RBC”) ratios, which could in turn have other negative consequences for our business and results.

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

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, and equity prices that may have a material adverse effect on our results of operations, financial condition and liquidity

We are exposed to significant financial and capital markets risks including changes in interest rates, credit spreads, equity prices, market volatility, performance of the economy, in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to the market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and sustained increases in interest rates may result in policyholders surrendering their contracts which may require us to liquidate assets in an unrealized loss position. Tax planning strategies can also be adversely affected by a rise in interest rates by limiting the ability to recognize tax benefits associated with operating and capital loss carryforwards. Conversely, due to the long-term nature of some of our liabilities, sustained declines in interest rates may subject us to reinvestment risk, increased hedging costs, spread compression and capital volatility.

The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments and increases in net unrealized loss position in our investment portfolio will likely result. If credit spreads tighten significantly, net investment income associated with new purchases of fixed maturities may be reduced. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material effect on our results of operations or financial condition.

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The decline in equity markets over the last several years has significantly reduced the account values and related fee income during that period. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

The insurance industry is heavily regulated and changes in regulation, including the enactment of The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may adversely affect our results of operations and liquidity

The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act was enacted on July 21, 2010, mandating changes to the regulation of the financial services industry, including the creation of a new Federal Insurance Office within the U.S. Treasury to gather information regarding the insurance industry. Many of the provisions of this legislation require substantial regulatory work prior to implementation and although we do not expect the Dodd-Frank Act or the rules to be promulgated thereunder to have a material adverse effect on our results of operations, liquidity or capital resources, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

Changes in equity markets and other factors may significantly affect our financial results

The fee revenue that is earned on equity-based Separate Accounts assets is generally based upon account values. As strong equity markets result in higher account values, strong equity markets positively affect our results of operations through increased policy charge revenue and decreased benefit exposure. Increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower-than-expected lapses, mortality rates, and expenses. As a result, the higher EGPs may improve margins through lower amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may reduce margins through higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see “Item 7–Management’s Narrative Analysis of Results of Operations–Critical Accounting Policies” below.

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

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition

Fixed maturity, equity and trading securities, freestanding and embedded derivatives and Separate Account assets, are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and period-to-period changes in value could vary significantly. Decreases in value could have a material adverse effect on our results of operations and financial condition.

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

The Company’s election in 2009 to discontinue new sales creates a risk that the growth of future revenues may be limited and uncertain. If new sales do not resume, growth in revenues would be dependent on the market performance of the assets underlying the policies and the policy and rider fees received on a potentially declining number of policies in force

The economic environment in recent years presented significant challenges to the Company’s ability to issue certain products at competitive returns. While new products designed to withstand a more volatile economic environment may be developed in the future, such products are not yet being issued. The Company’s previous election to discontinue new sales means that future growth in revenues may be limited. The uncertainty of the performance of the securities markets would also mean that where the Company’s revenues are dependent on fees or charges based on market value of investments underlying the policies, the Company’s revenues would also be uncertain. Further, as policyholders surrender their policies and the number of policies in force is reduced, and as policyholders die or otherwise withdraw value from their policies, the revenues that the Company receives for policy and rider administration, and for mortality and expense risks will likely decline over time. However, there remain a significant number of annuity and life insurance policies in force that will continue to be serviced and are expected to continue to generate revenues for the foreseeable future.

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

In addition in 2009 and 2008, personnel performing services for the Registrant occupied office space in Jacksonville, Florida, which is owned by ML&Co. An allocable share of the cost of the above mentioned premise was paid by the Registrant through the transition services agreement between AUSA and ML&Co.

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

During 2010 and 2009, the Registrant did not pay any dividends to AUSA nor did it receive any capital contributions from AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant’s Financial Statements.

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

Forward Looking Statements

The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: aim, believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:

•	Changes in general economic conditions;

•	Changes in the performance of financial markets, including emerging markets, such as with regard to:

•	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and

•	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;

•	The frequency and severity of insured loss events;

•	Changes affecting mortality, persistence and other factors that may impact the profitability of our insurance products;

•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;

•	Increasing levels of competition;

•	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;

•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;

•	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;

•	Acts of God, acts of terrorism, acts of war and pandemics;

•	Changes in the policies of central banks and/or governments;

•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;

•	Customer responsiveness to both new products and distribution channels;

•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products; and

•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.

We undertake no obligation to publicly update or revise any forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which merely reflect Company expectations at the time of the writing. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should, however, consult any further disclosures TALIC may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. The Company’s valuation policy dictates that publicly available prices are initially sought from several third party pricing services. In the event that pricing is not available from these services, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

At December 31, 2010 and 2009, approximately $184.5 million (or 11%) and $161.4 million (or 12%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

Changes in the fair value of fixed maturity and equity securities deemed AFS are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary. Changes in fair value of fixed maturity securities deemed trading are reported as a component of net investment income.

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its AFS fixed maturity and equity securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For AFS fixed maturity securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For AFS fixed maturity securities, an OTTI must be recognized in earnings when an entity either: a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For AFS fixed maturity securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of AFS fixed maturity securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

For the years ended December 31, 2010, 2009 and 2008 the Company recorded an OTTI in income of $0.6 million, $9.9 million and $8.3 million, respectively, net of value of business acquired amortization.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances and general reserves. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated collateral value. The Company does not accrue interest on loans ninety days past due. The Company also establishes a general reserve based on a percentage of the outstanding loan balance. At December 31, 2010 and 2009, there was $62.9 million and $70.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. A valuation allowance of $0.6 million was established for an impaired mortgage loan during 2010. In addition, during the fourth quarter 2010, a mortgage loan was impaired for $0.6 million and then sold. There were no impaired mortgage loans at December 31, 2009. The general reserve at December 31, 2010 and 2009 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, which require little or no net initial investment and are net settled at a future date. The Company has entered into exchange traded derivatives such as futures and variance swaps to hedge the costs of the volatility of the S&P market. Variance swaps are used in the asset/liability management process to mitigate the gamma risk created when the Company has issued minimum guarantee insurance contracts linked to an index. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. The fair value for variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e. strike) multiplied by the notional value of the swap. At termination the final fair value is recorded as a realized investment gain (loss) in the Statements of Income. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional amount of $112.8 million. At December 31, 2010, the Company had variance swaps with a notional value of $7.0 thousand and a fair value of ($0.3) million which is presented as a liability on the Balance Sheets. At December 31, 2009, the Company had 570 outstanding short futures contracts with a notional amount of $158.3 million. There were no variance swaps at December 31, 2009.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At December 31, 2010 and 2009, the payable for collateral under securities loaned was $160.4 million and $149.1 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2010 and 2009, the Company’s VOBA asset was $335.1 million and $374.7 million, respectively. For the years ended December 31, 2010, 2009 and 2008, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $24.6 million, ($79.4) million and ($40.4) million, respectively. In addition, for the years ended December 31, 2009 and 2008, there was an impairment charge of $63.9 million and $28.0 million, respectively. There was no impairment charge in 2010. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DAC asset of $31.4 million and $26.7 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2010, 2009 and 2008, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of $1.1 million, ($2.6) million and ($7.3) million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DSI asset of $7.3 million and $6.3 million, respectively. For the years ended December 31, 2010 and 2009, there was a favorable (unfavorable) impact to pre-tax income related to unlocking of $0.3 million, less than $0.1 million and ($2.2) million, respectively. See Note 4 to the Financial Statements for a further discussion.

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	December 31,
	2010	2009	2008

Gross short-term equity growth rate for five years	9.00%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

Other Intangibles

Other intangible assets were comprised of a distribution agreement, a trade name and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance of $76.1 million at December 31, 2008. Prior to December 31, 2008, the trade name and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance ($139.3 million) at December 31, 2008. The remaining amount of $2.8 million at December 31, 2010 and 2009 relates to the Company’s state licenses. See Note 4 to the Financial Statements for further discussion.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2010 and 2009 were $1.6 billion and $1.6 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2010 and 2009, future policy benefits were $362.6 million and $439.6 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At December 31, 2010 and 2009, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2010	2009
GMDB liability	$114.5	$145.5
GMIB liability	32.0	39.2

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2010, 2009 and 2008, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $41.0 million, ($10.4) million and ($95.8) million, respectively.

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

At December 31, 2010 and 2009, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,
(dollars in millions)	2010	2009
GMWB liability	$31.0	$46.0
GMIB reinsurance asset	(56.4)	(58.7)

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

The valuation allowance for deferred tax assets at December 31, 2010 and 2009 was $93.0 million and $145.5 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure, Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements – guidance on new disclosures and clarifications of existing disclosures about fair value measurements – adopted January 1, 2010.

•

ASC 310, Receivables, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) – guidance requires new and expanded disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables – adopted December 31, 2010.

The following outlines the adoption of accounting guidance in 2009. See Note 1 to the Financial Statements for a further discussion.

•

ASC 105, Generally Accepted Accounting Principles – established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities – adopted September 30, 2009.

•

ASC 320, Investments—Debt and Equity Securities – guidance that makes OTTI guidance for debt securities more operational and improves the presentation and disclosure of OTTI on debt and equity securities in the financial statements. The revised guidance resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3.5 million at time of adoption – adopted June 30, 2009.

•	ASC 820, Fair Value Measurements and Disclosures

•

ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) – guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) – adopted December 31, 2009.

•

ASU 2009-05, Measuring Liabilities at Fair Value – guidance which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the prescribed approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs – adopted December 31, 2009.

•

Guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly – adopted June 30, 2009.

•

Guidance required an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period – adopted June 30, 2009.

•	ASC 855, Subsequent Events

•

Guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued – adopted June 30, 2009.

•

Revised guidance which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated – adopted December 31, 2009.

•

ASC 815, Derivatives and Hedging – guidance that amended and expanded the disclosure requirements related to derivative instruments and hedging activities to provide users of financial statements with an enhanced understanding of the instruments – adopted January 1, 2009.

•

ASC 805, Business Combinations – guidance that established the principles and requirements for how the acquirer in a business combination: a) measures and recognizes the identifiable assets acquired, liabilities assumed, and any noncontrolling interests in the acquired entity, b) measures and recognizes positive goodwill acquired or a gain from bargain purchase (negative goodwill), and c) determines the disclosure information that is decision-useful to users of financial statements in evaluating the nature and financial effects of the business combination – adopted January 1, 2009.

•

ASC 350, Intangibles—Goodwill and Other – guidance that amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset – adopted January 1, 2009.

In addition, the following is accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.

•

ASC 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – will be adopted January 1, 2011.

•	ASC 944, Financial Services – Insurance

•

ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – clarification that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation – will be adopted January 1, 2011.

•

ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts – will be adopted January 1, 2012.

•

ASC 350, Intangibles – Goodwill and Other – guidance requires entities with a zero or negative carrying value to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists – will be adopted January 1, 2011.

Deposits

Total direct deposits (including internal exchanges) were $46.0 million, $295.3 million, and $447.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease in deposits was primarily due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in 2009, as well as the volatile equity markets during 2008 and 2009. Internal exchanges during 2010, 2009, and 2008 were $5.2 million, $10.4 million, and $58.2 million, respectively.

Surrenders

Policy and contract surrenders were $756.5 million, $722.9 million and $1,029.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The decrease from 2008 to 2009 was primarily due to the decline in the equity markets in late 2008 and early 2009.

Financial Condition

At December 31, 2010, the Company’s assets were $11.5 billion or $121.3 million lower than the $11.6 billion in assets at December 31, 2009. Assets excluding Separate Accounts assets increased $29.5 million. Separate Accounts assets, which represent 71% of total assets, decreased $150.8 million to $8.2 billion.

Changes in Separate Accounts assets were as follows:

(dollars in millions)	2010
Investment performance	$846.0
Deposits	45.1
Policy fees and charges	(183.4)
Surrenders, benefits and withdrawals	(858.5)

Net change	$(150.8)

During 2010, 2009, and 2008, fixed contract owner deposits were $0.2 million, $1.9 million, and $0.2 million, respectively. During 2010, 2009, and 2008, fixed contract owner withdrawals were $114.8 million, $162.0 million, and $189.2 million, respectively.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	December 31,
	2010	2009
Fixed maturity AFS securities
Investment grade fixed maturity securities	54%	45%
Below investment grade fixed maturity securities	3	3

Total fixed maturity AFS securities	57	48

Fixed maturity trading securities	1	1
Cash and cash equivalents	11	16
Mortgage loans on real estate	2	3
Policy loans	29	32

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2010 and 2009 were:

	December 31, 2010
		Gross Unrealized			% of Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$266.9	$12.7	$(0.4)	$279.2	17%
Industrial	698.7	35.1	(2.7)	731.1	45
Utility	103.4	7.7	(0.5)	110.6	7
Asset-backed securities
Housing related	49.8	1.7	(7.6)	43.9	3
Credit cards	40.0	4.8	—	44.8	3
Structured settlements	4.6	0.3	—	4.9	—
Autos	5.0	0.3	—	5.3	—
Student loan	3.0	—	—	3.0	—
Timeshare	0.6	—	—	0.6	—
Commercial mortgage-backed securities - non agency backed	131.3	8.5	—	139.8	9
Residential mortgage-backed securities
Agency backed	82.9	3.1	(0.2)	85.8	5
Non agency backed	21.6	—	(3.3)	18.3	1
Municipals - tax exempt	1.5	—	—	1.5	—
Government and government agencies
United States	146.6	4.8	(1.7)	149.7	9
Foreign	9.1	0.8	—	9.9	1

Total fixed maturity AFS securities	1,565.0	79.8	(16.4)	1,628.4	100

Equity securities
Banking securities	9.2	—	(2.2)	7.0	—
Other financial services securities	0.2	0.4	—	0.6	—
Industrial securities	5.8	—	(0.4)	5.4	—

Total equity securities	15.2	0.4	(2.6)	13.0	—

Total fixed maturity and equity securities	$1,580.2	$80.2	$(19.0)	$1,641.4	100%

	December 31, 2009
		Gross Unrealized			% of Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$173.9	$5.1	$(1.9)	$177.1	14%
Industrial	421.3	14.5	(3.4)	432.4	33
Utility	98.9	4.2	(0.6)	102.5	8
Asset-backed securities
Housing related	56.8	0.3	(11.5)	45.6	3
Credit cards	40.8	4.1	—	44.9	3
Autos	11.2	0.4	—	11.6	1
Equipment lease	1.8	—	—	1.8	—
Student loan	7.0	—	—	7.0	1
Timeshare	0.8	—	—	0.8	—
Commercial mortgage-backed securities - non agency backed	165.9	1.8	(15.5)	152.2	11
Residential mortgage-backed securities
Agency backed	95.1	3.4	(0.1)	98.4	7
Non agency backed	27.3	—	(7.5)	19.8	1
Municipals - tax exempt	1.6	—	(0.1)	1.5	—
Government and government agencies
United States	220.3	1.4	(5.9)	215.8	16
Foreign	12.0	0.4	(0.1)	12.3	1

Total fixed maturity AFS securities	1,334.7	35.6	(46.6)	1,323.7	99

Equity securities
Banking securities	9.2	—	(2.9)	6.3	1
Other financial services securities	0.2	0.2	—	0.4	—
Industrial securities	5.8	—	(0.7)	5.1	—

Total equity securities	15.2	0.2	(3.6)	11.8	1

Total fixed maturity and equity securities	$1,349.9	$35.8	$(50.2)	$1,335.5	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2010.

Eight issuers represent more than 5% of the total unrealized loss position, comprised of four subprime housing ABS holdings, two corporate bonds, one U.S. Treasury bond, and one RMBS holding. The Company’s ABS - subprime housing unrealized loss is $4.9 million on holdings that have been impaired to discounted cash flows and $2.6 million on holdings that have never been impaired. The Company’s subprime housing ABS consist of four below investment grade deals whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. The Company owns two investment grade corporate non-convertible securities, one that was issued by USB Capital and one that was issued by AT&T Inc. with combined unrealized losses of $2.1 million. The Company’s unrealized loss on U.S. Treasuries is $1.7 million. The Company’s RMBS unrealized loss is $2.1 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

Financial Services Sector

The Company’s $0.4 million of gross unrealized losses within the financial services sector has a fair value of $12.8 million. The majority of the unrealized loss in the financial services sector relates to the banking sub-sector which has just under $0.4 million of gross unrealized losses on securities with a fair value of $9.9 million. Companies within the Company’s financial services sector are high in credit quality and, as a whole, represent a large portion of the corporate debt market. The extreme stress on the capital base of banks and other financial institutions within the sector was significantly reduced due to unprecedented liquidity and capital support from major governments in 2008 and 2009.

Fundamentals remain somewhat weakened and some companies remain dependent on government support. However, funding concerns have largely abated as capital markets have reopened with the notable exception of those institutions most directly exposed to pressured governments. Also, deterioration in global asset quality has slowed significantly in all but the most stressed countries. Although the push for more capital is ongoing, the sector has raised a significant amount of capital since the start of the financial crisis, creating a larger buffer to absorb credit losses. Regulators have announced programs to strengthen capital requirements for the sector as a whole as well as implement additional regulatory controls and oversight, although certain provisions and rules are not yet finalized.

Banking

The overall exposure to the banking sub-sector in the Company’s portfolio is of high quality. The unrealized losses in the banking sub-sector primarily reflect low floating rate coupons on some securities, and credit spread widening on deeply subordinated securities. After a very challenging period for credit fundamentals during the financial crisis, the banking industry in the United States continues to recover, with a return to profitability, stabilization in asset quality and improved capital and liquidity. Most of the U.S. banks have either returned the government aid or hope to do so in the near future. Going forward, normalized returns for the industry are likely to be lower due partly to regulatory reform, but higher capital requirements are intended to reduce overall risk. The near-term outlook is somewhat constrained by tepid loan demand as well as litigation and other related costs. Included in the Company’s banking exposure are hybrid securities, which typically have an original maturity of more than 30 years, may be perpetual and were designed to receive enhanced equity credit from rating agencies. In addition, they have other features that may not be consistent across issues such as a cumulative or non-cumulative coupon, capital replacement language and an alternative payment mechanism. The Company’s exposure to hybrid securities in an unrealized loss is all rated investment grade and there is little risk of payment interruption. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2010.

There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $2.5 million.

Industrial Sector

The Company’s $2.7 million of gross unrealized losses within the industrial sector has a fair value of $63.6 million. The majority of the unrealized loss in the industrial sector relates to two sub-sectors, communications and consumer cyclical. The communications sub-sector has of $1.3 million of gross unrealized losses with a fair value of $25.2 million. The consumer cyclical sub-sector has of $0.7 million of gross unrealized losses with a fair value of $13.0 million.

Communications

The communications sub-sector can be further divided into the media non-cable, wireless and wirelines industries. The media non-cable category, which had experienced weakness in 2009, rebounded in 2010 as the overall advertising environment strengthened. The wireless and wirelines categories continue to be stable. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2010.

There are no individual issuers rated below investment grade in the communications sub-sector which have unrealized loss positions greater than $2.5 million.

Consumer Cyclical

The more significant of these industries from an unrealized loss perspective are retailers and gaming. Retail has been negatively impacted by a consumer pull-back in spending, particularly discretionary purchases, as high unemployment, credit market tightening, and household deleveraging have weighed on the consumer. Signs of improvement have begun to emerge as residential real estate prices have begun to turn positive, although prices are still considered very affordable. Equity prices have increased and consumer confidence has come off its historical lows. Margins have also strengthened on tight inventory controls, cost cutting activities and the lapping of easy year-over-year comparisons. Promotional activity and discounts continue to be used as tools to drive traffic and maintain market share.

Fundamentals in the gaming industry remain weak due to increased debt and related interest costs due to leveraged buyout activity and a material reduction in discretionary consumer spending. A deteriorating weak homebuilding environment and a material drop-off in consumer confidence, coupled with concerns over unemployment resulted in declining demand. Recent supply additions have come at a very difficult time and have added to the supply/demand imbalance. Discounted rooms have been offered to entice demand, which will have a negative effect on margins. Recently, the industry has seen some positive momentum in occupancy rates and convention traffic, but a recovery is still a ways off.

The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2010.

Utility Sector

The Company’s $0.5 million of gross unrealized losses within the utility sector has a fair value of $10.0 million. The majority of the unrealized loss in the utility sector relates to the electrical sub-sector which has just under $0.4 million of gross unrealized losses on securities with a fair value of $6.1 million.

Electrical

The electrical sub-sector is generally viewed as a defensive sub-sector during weak economic environments. The economic slowdown has resulted in declining revenue trends, which have been most pronounced in the large industrial customer base. Companies in the sub-sector have responded to the declining revenue trends with cost cutting initiatives and reduced capital expenditure programs. Liquidity remains adequate for most companies in the electrical utility sub-sector and significant debt refinancing has been completed which further enhanced liquidity profiles. Other headwinds continue to affect the industry including ongoing capital expenditure requirements, the possibility of CO2 legislation, declining unregulated generation margins, and increasingly uncertain state regulatory environments during a time of economic stress. Even with these headwinds, most balance sheets have been maintained and cash flow has been sufficient to support credit fundamentals. Industrial demand has shown improvement through 2010 which has also contributed to stable credit profiles. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2010.

Asset-Backed Securities

ABS – housing related

ABS – housing securities are secured by pools of residential mortgage loans primarily those which are categorized as subprime. The unrealized loss is primarily due to decreased liquidity and increased credit spreads in the market combined with significant increases in expected losses on loans within the underlying pools. Expected losses within the underlying pools are generally higher than original expectations, primarily in certain later-vintage adjustable rate mortgage loan pools, which has led to some rating downgrades in these securities. The Company’s $7.6 million of gross unrealized losses within the ABS – housing sector has a fair value of $17.8 million.

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

All ABS – housing securities are monitored and reviewed on a monthly basis. Detailed cash flow models using the current collateral pool and capital structure on the portfolio are performed quarterly. Model output is generated under base and several stress-case scenarios. Our internal ABS – housing asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Key assumptions used in the models are projected defaults, loss severities, and prepayments. Each of these key assumptions varies greatly based on the significantly diverse characteristics of the current collateral pool for each security. Loan-to-value, loan size, and borrower credit history are some of the key characteristics used to determine the level of assumption that is utilized. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Assumed defaults on delinquent loans are dependent on the specific security’s collateral attributes and historical performance. Loss severity assumptions were determined by observing historical rates from broader market data while being adjusted for specific pool performance, collateral type, mortgage insurance and estimated loan modifications. Prepayments were estimated by examining historical averages of prepayment activity on the underlying collateral. Once the entire pool is modeled, the results are closely analyzed by our internal asset specialists to determine whether or not our particular tranche or holding is at risk for not collecting all contractual cash flows taking into account the seniority and other terms of the tranches held. The Company impaired its particular tranche to the net present value of discounted cash flows where it would not be able to receive all contractual cash flows. Remaining ABS subprime mortgage positions are not considered impaired at December 31, 2010. The unrealized loss is primarily due to decreased liquidity, increased credit spreads in the market, slower prepayments, and increased expected losses on loans within the underlying pools. Expected losses within the underlying pools are generally higher than original expectations, which have led to some rating downgrades in these securities.

There is one individual issuer rated below investment grade in the ABS – housing sector which has an unrealized loss position greater than $2.5 million:

(dollars in millions)	Collateral - Type	Fair Value	Unrealized Loss	Rating*	Aging of Unrealized Loss
LEHMAN XS TR 2007-9	1st Lien - Senior	$4.8	$(3.1)	CCC	> 24 months

*	Ratings based on a hierarchy of S&P, Moody’s, Fitch, Internal, NAIC

For this holding in the ABS – housing portfolio, the underlying collateral pool has experienced higher than expected delinquencies and losses, which is further exacerbated by the impact of declining home values on borrowers using affordability products. This has led to the underlying collateral pool having reduced cash flows in comparison to expectations at origination. Increased losses have eroded the subordination in this transaction, which in turn has led to a decline in the level of protection to our tranche within the collateral pool. Due to an adverse change in cash flows, the Company’s holding above was re-impaired to the net present value of projected future cash flows in the first quarter of 2010. There are no other individual issuers rated below investment grade in the ABS – housing sector which have unrealized loss positions greater than $2.5 million.

Where holdings are not projected to pay principal and interest in full, securities were impaired to the net present value of projected future cash flows. As the remaining unrealized losses in the ABS – housing portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2010.

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

RMBS of the Company are monitored and reviewed on a monthly basis. Detailed cash flow models using the current collateral pool and capital structure on the portfolio are performed quarterly. Model output is generated under base and several stress-case scenarios. Our internal RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Key assumptions used in the models are projected defaults, loss severities, and prepayments. Each of these key assumptions varies greatly based on the significantly diverse characteristics of the current collateral pool for each security. Loan-to-value, loan size, and borrower credit history are some of the key characteristics used to determine the level of assumption that is utilized. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Assumed defaults on delinquent loans are dependent on the specific security’s collateral attributes and historical performance.

Loss severity assumptions were determined by obtaining historical rates from broader market data and by adjusting those rates for vintage, specific pool performance, collateral type, mortgage insurance and estimated loan modifications. Prepayments were estimated by examining historical averages of prepayment activity on the underlying collateral. Once the entire pool is modeled, the results are closely analyzed by our internal asset specialists to determine whether or not our particular tranche or holding is at risk for not collecting all contractual cash flows taking into account the seniority and other terms of the tranches held. The Company impaired its particular tranche to the net present value of discounted cash flows where it would not be able to receive all contractual cash flows.

The Company’s $3.5 million of gross unrealized losses within the RMBS sector has a fair value of $24.9 million. The pace of deterioration in the housing market began to stabilize in late 2009 and continued in 2010. Even with the stabilization, fundamentals in RMBS continue to be weak, which impacts the magnitude of the unrealized loss. Delinquencies and severities in property liquidations remain at an elevated level, while prepayments remain at historically low levels. Due to the weak fundamental situation, reduced liquidity, and the requirement for higher yields due to market uncertainty, credit spreads remain elevated across the asset class. In addition, a high percentage of the Company’s RMBS portfolio is comprised of floating rate securities, which has resulted in higher unrealized losses relative to fixed rate securities but not necessarily higher default losses.

Negative Amortization Mortgage Exposure

Negative amortization mortgages (also known as option adjustable rate mortgages (“ARMs”)) are loans whereby the payment made by the borrower may be less than the accrued interest due and the difference is added to the loan balance. When the accrued balance of the loan reaches the negative amortization limit (typically 110% to 125% of the original loan amount), the loan recalibrates to a fully amortizing level and a new minimum payment amount is determined. The homeowner’s new minimum payment amount can be significantly higher than the original minimum payment amount. The timing of when these loans reach their negative amortization cap will vary, and is a function of the accrual rate on each loan, the minimum payment rate on each loan and the negative amortization limit itself. Typically, these loans are estimated to reach their negative amortization limit between 3 and 5 years from the date of origination. The Company’s exposure to negative amortization mortgages ($2.9 million) is rated below investment grade, with all of these positions being super-senior securities.

The Company’s RMBS portfolio also includes securities issued by a GSE. The Company’s $0.2 million of gross unrealized losses within this RMBS sub-sector has a fair value of $6.5 million.

As the remaining unrealized losses in the RMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2010.

There are no individual issuers rated below investment grade in the RMBS sector which have unrealized loss positions greater than $2.5 million.

At December 31, 2010 and 2009, approximately $85.8 million (or 35%) and $98.4 million (or 36%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Government and Government Agencies – United States

The Company’s $1.7 million of gross unrealized losses within the government sector has a fair value of $31.5 million. All of the unrealized loss in the government sector AFS portfolio relates to U.S. Treasuries. U.S. Treasury interest rates rose during the second half of 2010, largely in response to market perceptions of improved economic prospects and lingering inflation fears. These factors decreased prices for U.S. Treasury and Agency securities at December 31, 2010. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the unrealized loss and does not consider the position to be impaired at December 31, 2010.

There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2010 and 2009 by rating agency equivalent were:

	December 31, 2010		December 31, 2009
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$400.5	$415.5	$509.8	$501.1
AA	190.0	199.2	142.9	140.1
A	619.6	646.0	341.6	342.9
BBB	274.4	294.8	255.0	266.6
Below investment grade	80.5	72.9	85.4	73.0

Total fixed maturity AFS securities	$1,565.0	$1,628.4	$1,334.7	$1,323.7

Investment grade	95%	96%	94%	95%
Below investment grade	5%	4%	6%	5%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2010 and 2009, approximately $55.8 million (or 3%) and $38.9 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by Standard and Poor’s. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during the years ended December 31, 2010 and 2009 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds
Financial services	$4.4	$4.5	$(0.1)
Industrial	53.9	56.1	(2.2)
Utility	6.7	7.0	(0.3)
Asset-backed securities
Housing related	2.8	2.8	—
Credit cards	7.5	7.5	—
Commercial mortgage-backed securities - non agency backed	1.0	1.0	—
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	0.7	0.7	—
Equity securities - banking securities	2.5	2.6	(0.1)

Total fixed maturity and equity securities	86.0	88.9	(2.9)

Greater than six months but less than or equal to one year
Corporate bonds - utility	0.2	0.2	—

Total fixed maturity and equity securities	$0.2	$0.2	$—

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate bonds
Financial services	$8.4	$8.7	$(0.3)
Utility	2.9	2.9	—
Asset-backed securities - housing related	2.5	2.5	—
Government and government agencies - United States	30.8	32.5	(1.7)
Equity securities - industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	50.0	52.4	(2.4)

Total of all investment grade AFS securities
Corporate bonds
Financial services	12.8	13.2	(0.4)
Industrial	53.9	56.1	(2.2)
Utility	9.8	10.1	(0.3)
Asset-backed securities
Housing related	5.3	5.3	—
Credit cards	7.5	7.5	—
Commercial mortgage-backed securities - non agency backed	1.0	1.0	—
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	31.5	33.2	(1.7)
Equity securities
Banking securities	2.5	2.6	(0.1)
Industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	$136.2	$141.5	$(5.3)

Total number of securities in a continuous unrealized loss position			58

	December 31, 2009
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds
Financial services	$10.5	$10.6	$(0.1)
Industrial	144.4	146.3	(1.9)
Utility	12.3	12.4	(0.1)
Asset-backed securities - housing related	3.7	3.8	(0.1)
Commercial mortgage-backed securities - non agency backed	11.8	12.1	(0.3)
Residential mortgage-backed securities - agency backed	19.9	20.0	(0.1)
Government and government agencies
United States	26.0	26.2	(0.2)
Foreign	1.3	1.4	(0.1)

Total fixed maturity and equity securities	$229.9	$232.8	$(2.9)

	December 31, 2009
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than six months but less than or equal to one year
Corporate bonds
Industrial	$4.4	$4.9	$(0.5)
Utility	0.7	0.7	—
Asset-backed securities - housing related	12.9	14.5	(1.6)
Commercial mortgage-backed securities - non agency backed	5.0	5.8	(0.8)
Government and government agencies - United States	83.7	89.3	(5.6)

Total fixed maturity and equity securities	106.7	115.2	(8.5)

Greater than one year
Corporate bonds
Financial services	36.1	37.8	(1.7)
Industrial	12.5	12.6	(0.1)
Utility	5.6	6.0	(0.4)
Asset-backed securities - housing related	10.5	11.5	(1.0)
Commercial mortgage-backed securities - non agency backed	50.8	65.3	(14.5)
Residential mortgage-backed securities - non agency backed	3.1	5.9	(2.8)
Municipals - tax exempt	0.8	0.9	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Industrial securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	126.8	148.5	(21.7)

Total of all investment grade AFS securities
Corporate bonds
Financial services	46.6	48.4	(1.8)
Industrial	161.3	163.8	(2.5)
Utility	18.6	19.1	(0.5)
Asset-backed securities - housing related	27.1	29.8	(2.7)
Commercial mortgage-backed securities - non agency backed	67.6	83.2	(15.6)
Residential mortgage-backed securities
Agency backed	19.9	20.0	(0.1)
Non agency backed	3.1	5.9	(2.8)
Municipals - tax exempt	0.8	0.9	(0.1)
Government and government agencies
United States	109.6	115.5	(5.9)
Foreign	1.3	1.4	(0.1)
Equity securities
Banking securities	2.3	2.7	(0.4)
Industrial securities	5.1	5.8	(0.7)

Total fixed maturity and equity securities	$463.3	$496.5	$(33.2)

Total number of securities in a continuous unrealized loss position			102

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate bonds - industrial	$4.7	$5.1	$(0.4)
Residential mortgage-backed securities - non agency backed	2.8	3.3	(0.5)

Total fixed maturity and equity securities	7.5	8.4	(0.9)

Greater than six months but less than or equal to one year
Corporate bonds - industrial	5.0	5.2	(0.2)

Total fixed maturity and equity securities	5.0	5.2	(0.2)

Greater than one year
Corporate bonds - utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	15.5	18.3	(2.8)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	32.8	45.4	(12.6)

Total of all below investment grade AFS securities
Corporate bonds
Industrial	9.7	10.3	(0.6)
Utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	18.3	21.6	(3.3)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$45.3	$59.0	$(13.7)

Total number of securities in a continuous unrealized loss position			16

	December 31, 2009
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate bonds - industrial	$1.9	$2.1	$(0.2)
Government and government agencies - foreign	2.2	2.2	—

Total fixed maturity and equity securities	4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
Corporate bonds - industrial	1.1	1.2	(0.1)

Total fixed maturity and equity securities	$1.1	$1.2	$(0.1)

	December 31, 2009
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Greater than one year
Corporate bonds
Industrial	$4.8	$5.4	$(0.6)
Utility	1.1	1.2	(0.1)
Asset-backed securities - housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities - non agency backed	16.7	21.4	(4.7)
Equity securities - banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	39.2	55.9	(16.7)

Total of all below investment grade AFS securities
Corporate bonds
Industrial	7.8	8.7	(0.9)
Utility	1.1	1.2	(0.1)
Asset-backed securities - housing related	12.5	21.3	(8.8)
Residential mortgage-backed securities - non agency backed	16.7	21.4	(4.7)
Government and government agencies - foreign	2.2	2.2	—
Equity securities - banking securities	4.1	6.6	(2.5)

Total fixed maturity and equity securities	$44.4	$61.4	$(17.0)

Total number of securities in a continuous unrealized loss position			17

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on available-for-sale below investment grade securities represented 71% and 32% of total gross unrealized losses and OTTI on all available-for-sale securities at December 31, 2010 and 2009, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2010.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
	70% to 100%	$7.6	$8.4	$(0.8)

		7.6	8.4	(0.8)

Greater than six months but less than or equal to one year
	70% to 100%	5.0	5.2	(0.2)

		5.0	5.2	(0.2)

Greater than one year
	70% to 100%	17.3	20.5	(3.2)
	40% to 70%	15.5	24.8	(9.3)

		32.8	45.3	(12.5)

Total		$45.4	$58.9	$(13.5)

		December 31, 2009
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
	70% to 100%	$4.1	$4.3	$(0.2)

		4.1	4.3	(0.2)

Greater than six months but less than or equal to one year
	70% to 100%	1.1	1.2	(0.1)

		1.1	1.2	(0.1)

Greater than one year
	70% to 100%	23.9	29.8	(5.9)
	40% to 70%	15.3	26.1	(10.8)

		39.2	55.9	(16.7)

Total		$44.4	$61.4	$(17.0)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The majority of assets depressed over 20% as well as over 40% and greater than one year are primarily related to subprime ABS – housing related, CMBS and RMBS. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at December 31, 2010.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2010 and 2009:

	December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$20.6	$20.9	$0.3
Below BBB	20.0	12.5	(7.5)
Second lien (a)
Below BBB	5.1	6.4	1.3

Total	$45.7	$39.8	$(5.9)

	December 31, 2009
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$25.7	$23.8	$(1.9)
Below BBB	21.3	12.5	(8.8)
Second lien (a)
Below BBB	5.6	6.0	0.4

Total	$52.6	$42.3	$(10.3)

	December 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$15.4	$5.5	$—	$—	$20.9
Below BBB	—	—	3.4	9.1	12.5
Second lien (a)
Below BBB	—	—	6.4	—	6.4

Total	$15.4	$5.5	$9.8	$9.1	$39.8

	December 31, 2009
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$17.5	$6.3	$—	$—	$23.8
Below BBB	—	—	2.9	9.6	12.5
Second lien (a)
Below BBB	—	—	6.0	—	6.0

Total	$17.5	$6.3	$8.9	$9.6	$42.3

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

For the year ended December 31, 2010, the Company’s impairment losses were $0.6 million, net of VOBA amortization. The gross impairment losses recognized in the Statements of Income were primarily driven by the impairment of a 2005 vintage RMBS for $0.7 million and a 2007 vintage ABS subprime mortgage for $0.3 million due to adverse changes in cash flows. A corporate bond was also impaired for $0.4 million due to the intent to sell or being more likely than not required to sell. In addition, the Company impaired its holding of a 2007 vintage subprime mortgage ABS for $0.4 million.

For the year ended December 31, 2009, the Company’s impairment losses were $9.9 million, net of VOBA amortization. During 2009, the Company impaired its holdings of CIT Group, Inc. and Lear Corporation for $1.6 million and $1.1 million, respectively, due to bankruptcy filings of the issuers. Additionally, the Company recorded a $2.0 million gross impairment on an upper tier 2 capital security of Lloyds Banking Group due to the intent to sell the security during the year. Twenty-two unique issuers accounted for the remaining gross impairment losses of $9.5 million with no single issuer accounting for more than $1.0 million.

The Company adopted revised guidance for the recognition and presentation of OTTI effective at June 30, 2009. As permitted by the guidance, the Company recorded an increase of $3.5 million to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired AFS securities held at April 1, 2009.

The following summarizes the components for this cumulative effect adjustment:

(dollars in millions)	Unrealized OTTI on Available- For-Sale Securities	Net Unrealized Loss on Available- For-Sale Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of available-for-sale securities	$0.3	$12.3	$12.6
Change in VOBA	—	(7.2)	(7.2)
Income tax	(0.1)	(1.8)	(1.9)

Net cumulative effect adjustment	$0.2	$3.3	$3.5

The cumulative effect adjustment was calculated for all AFS securities held at April 1, 2009, for which an OTTI was previously recognized, but at April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received at April 1, 2009, to the amortized cost basis of the AFS securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective AFS security in effect before recognizing any OTTI. In addition, because the carrying amount of VOBA is adjusted for the effects of realized and unrealized gains and losses on AFS securities, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.

The Company’s impairment losses were $8.3 million for the year ended December 31, 2008, net of VOBA amortization. During 2008, the Company impaired its holdings of FBG Finance and State Street Capital for $1.9 million and $1.0 million, respectively, due to a lack of intent to hold these issuers. Additionally, the Company recorded a $2.2 million gross impairment on Lehman Brothers Holdings due to a bankruptcy filing of the issuer. Forty-seven unique issuers accounted for the remaining gross impairment losses of $9.1 million with no single issuer accounting for more than $1.0 million.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2010		2009
(dollars in millions)	Amount	%	Amount	%
Property Type
Office	$37.6	60%	$39.3	56%
Industrial	10.9	17	16.4	23
Retail	10.8	17	11.5	16
Apartment	3.6	6	3.7	5

Total mortgage loans by property type	$62.9	100%	$70.9	100%

Geographic Region
Middle Atlantic	$16.1	26%	$16.3	23%
Pacific	10.1	16	15.0	21
South Atlantic	12.4	20	13.1	18
New England	12.2	19	13.0	18
East North Central	5.9	9	6.5	9
West North Central	3.6	6	3.7	5
Mountain	2.6	4	3.3	5

Total mortgage loans by geographic region	$62.9	100%	$70.9	100%

	December 31,
	2010		2009
(dollars in millions)	Amount	%	Amount	%
State Exposure
Pennsylvania	$13.1	21%	$13.2	19%
New Hampshire	12.2	19	13.0	19
California	5.2	8	10.0	14
Virginia	8.6	14	9.3	13
Ohio	5.9	9	6.5	9
Washington	4.9	8	5.0	7
Delaware	3.8	6	3.8	5
South Dakota	3.6	6	3.7	5
Arizona	2.6	4	3.3	5
New Jersey	3.0	5	3.1	4

Total mortgage loans by state exposure	$62.9	100%	$70.9	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on commercial real estate at December 31, 2010 and 2009 was $66.7 million and $67.7 million, respectively.

All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There was one impaired mortgage loan at December 31, 2010 for $0.6 million and no impaired mortgage loans at December 31, 2009. At December 31, 2010 and 2009, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2010 with increases of 11%, 17% and 13%, respectively, from 2009. The Dow, NASDAQ and S&P ended 2009 with increases of 19%, 44% and 23%, respectively, from 2008.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2009. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During 2010, average variable account balances increased $0.4 billion (or 5%) to $8.0 billion as compared to the same period in 2009. The increase in average variable account balances contributed $6.5 million to the increase in asset-based policy charge revenue during 2010 as compared to 2009.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2010	2009
Average medium term interest rate yield (a)	0.97%	1.43%
Increase (decrease) in medium term interest rates (in basis points)	(46)	54
Credit spreads (in basis points) (b)	175	200
Contracting of credit spreads (in basis points)	(25)	(535)

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$78.6	$132.7
Interest-sensitive policyholder liabilities	(1.7)	3.7

Net change on market valuations	$76.9	$136.4

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2010 and 2009, the Company had 14,140 and 15,498 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.76% and 3.49% during 2010 and 2009, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 4.50% and 2.49% during 2010 and 2009, respectively. In 2010 the number of life insurance and annuity contracts inforce with interest rate guarantees decreased 1,358 (or 9%) as compared to 2009.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2010 and 2009, the Company’s assets included $1.9 billion and $1.8 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2010 and 2009, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2010 and 2009, based on the RBC formula, the Company’s total adjusted capital levels were above the minimum amount of capital required to avoid regulatory action.

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

On June 29, 2010, A.M. Best upgraded the Company’s insurance financial strength rating from A- to A+. The rating outlook remains stable.

On July 9, 2010, the Company, as the result of its decision to cease issuing variable annuity and market value adjusted annuity products, withdrew its rating with Moody’s Investors Service.

On July 26, 2010, Fitch downgraded the Company’s insurance financial strength rating from AA to AA-. The rating outlook is stable.

The following table summarizes the Company’s ratings at March 25, 2011:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2010:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$218.2	$396.8	$355.1	$2,162.6	$3,132.7
Separate Accounts (a)	1,064.2	1,949.0	1,739.3	6,448.8	11,201.3

	$1,282.4	$2,345.8	$2,094.4	$8,611.4	$14,334.0

(a)	The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before deduction of tax and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2010 and 2009, the Company’s estimated liability for future guaranty fund assessments was $5.1 million and $5.0 million, respectively, with an offsetting receivable for future premium tax deductions of $4.0 million and $4.0 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

2010 compared to 2009

For the years ended December 31, 2010 and 2009, the Company recorded net income (loss) of $137.9 million and ($203.1) million, respectively. The increase in income during 2010 as compared to 2009 was primarily due to the 2009 VOBA impairment, the change in the valuation allowance on deferred tax assets, unfavorable 2009 VOBA unlocking, a decrease in net realized investment losses and a decrease in insurance expenses and taxes.

Policy charge revenue increased $0.7 million to $204.6 million during 2010, as compared to $203.9 million in 2009. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2010	2009	Change

Asset-based policy charge revenue	$122.7	$116.2	$6.5	(a)
Guaranteed benefit based policy charge revenue	26.3	28.2	(1.9)
Non-asset based policy charge revenue	55.6	59.5	(3.9	) (b)

Total policy charge revenue	$204.6	$203.9	$0.7

(a)	Asset-based policy charge revenue for 2010 was positively impacted by the increase in average variable account balances.
(b)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions.

Net realized investment losses decreased $33.9 million to $24.4 million during 2010 as compared to $58.3 million in 2009. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2010	2009	Change

Credit related losses	$(1.4)	$(9.4)	$8.0	(a)
Interest related gains (losses)	6.8	(1.7)	8.5	(a)
Equity related losses	(29.1)	(50.3)	21.2	(b)
Associated amortization of VOBA	(0.7)	3.1	(3.8)

Total net realized investment gains (losses)	$(24.4)	$(58.3)	$33.9

Write-downs for OTTI included in net realized investment gains (losses)	$(6.9)	$(14.2)	$7.3	(a)

(a)	The change in credit related losses as compared to 2009 is primarily due to a decrease in OTTI impairments along with the change in accounting principle for OTTI impairments in 2009. See Note 3 to the Financial Statements for further discussion.
(b)	The change in equity related gains (losses) principally relates to the decrease in the net losses on futures contracts during 2010. Short future contracts fluctuate relative to the volatility in the S&P 500.

Policy benefits decreased $20.5 million during 2010 as compared to 2009. The following table provides the changes in policy benefits by type:

(dollars in millions)	2010	2009	Change

Annuity benefit unlocking	$(41.0)	$10.4	$(51.4	) (a)
Annuity benefit expense	41.2	9.1	32.1	(b)
Amortization (accretion) of deferred sales inducements	(0.9)	2.5	(3.4)
Life insurance mortality expense	31.3	29.1	2.2

Total policy benefits	$30.6	$51.1	$(20.5)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was primarily driven by the relative change in the minimum guarantee reserves year over year and by risk neutral rate fluctuations in 2010 as compared to 2009.

Reinsurance premiums ceded increased $7.1 million during 2010 as compared to 2009 principally due to refined calculations related to a system conversion. At December 31, 2010, the Company has recaptured the majority of its life reinsurance which had started in second quarter of 2008.

Amortization (accretion) of DAC was ($3.7) million and $10.6 million for 2010 and 2009, respectively. For 2010 and 2009, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of $1.1 million and ($2.6) million, respectively. The decrease in amortization during 2010 as compared to 2009 was primarily due to the decline in the guaranteed benefit reserves.

Amortization of VOBA was $20.4 million for the year ended December 31, 2010, which included favorable unlocking of $24.6 million. Amortization and impairment of VOBA was $155.5 million for the year ended December 31, 2009, which included unfavorable unlocking of $79.4 million. Favorable unlocking during 2010 was primarily driven by the favorable equity market in the latter half of the year, while in 2009 poor equity market performance during the first quarter resulted in unfavorable unlocking. In addition, during 2009, an impairment charge $63.9 million was recorded as estimated future gross profits were less than the unamortized balance at March 31, 2009.

Insurance expenses and taxes decreased $21.7 million (or 29%) in 2010 as compared to 2009. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2010	2009	Change

Commissions	$36.5	$38.2	$(1.7)
General insurance expense	17.0	36.7	(19.7	) (a)
Taxes, licenses, and fees	0.4	0.7	(0.3)

Total insurance expenses and taxes	$53.9	$75.6	$(21.7)

(a)	The decrease in general insurance expenses is primarily due to lower transition and system conversion related expenses in 2010 as compared to 2009.

2009 compared to 2008

For the years ended December 31, 2009 and 2008, TALIC recorded a net loss of $203.1 million and $138.3 million, respectively. The decrease in income during 2009 as compared to 2008 was primarily due to the 2009 valuation allowance on deferred tax assets, increased VOBA amortization and impairments, and the 2009 net realized investment losses partially offset by the 2008 goodwill and other intangibles impairment charge and lower policy benefit expenses.

Policy charge revenue decreased $36.8 million (or 15%) to $203.9 million during 2009, as compared to $240.7 million in 2008. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2009	2008	Change

Asset-based policy charge revenue	$116.9	$145.4	$(28.5	) (a)
Guaranteed benefit based policy charge revenue	28.2	23.8	4.4
Non-asset based policy charge revenue	58.8	71.5	(12.7	) (b)

Total policy charge revenue	$203.9	$240.7	$(36.8)

(a)	Asset-based policy charge revenue was negatively impacted by the decrease in average variable account balances during late 2008 and early 2009.
(b)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions in the first quarter 2009 as a result of poor equity market performance in 2008.

Net realized investment gains (losses) decreased $86.0 million to ($58.3) million during 2009 as compared to $27.7 million in 2008. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2009	2008	Change

Credit related gains (losses)	$(9.4)	$(3.8)	$(5.6	) (a)
Interest related gains (losses)	(1.7)	(11.0)	9.3	(b)
Equity related gains (losses)	(50.3)	37.4	(87.7	) (c)
Associated amortization of VOBA	3.1	5.1	(2.0)

Total net realized investment gains (losses)	$(58.3)	$27.7	$(86.0)

Write-downs for OTTI included in net realized gains (losses) on investments	$(14.2)	$(14.2)	$—

(a)	The increase in credit related losses as compared to 2008 was primarily due to losses on securities whereby the Company had the intent to sell as of the balance sheet date, as well as securities of issuers that had filed for bankruptcy during the year.
(b)	The decrease in interest related losses during 2009 was primarily due to impairments taken in 2008.
(c)	The change in equity related gains (losses) principally relates to increases in net losses on futures contracts during 2009 as compared to net gains on futures contracts in 2008.

Policy benefits decreased $139.5 million during 2009 as compared to 2008. The following table provides the changes in policy benefits by type:

(dollars in millions)	2009	2008	Change

Annuity benefit unlocking	$10.4	$95.8	$(85.4	) (a)
Annuity benefit expense	9.1	66.2	(57.1	) (b)
Amortization of deferred sales inducements	2.5	(0.3)	2.8	(c)
Life insurance mortality expense	29.1	28.9	0.2

Total policy benefits	$51.1	$190.6	$(139.5)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The decrease in annuity benefit expense was primarily driven by the change in reserve for the embedded derivatives as compared to the same period in 2008. This was primarily a result of the positive equity markets relative to the same period in 2008.
(c)	The increase in amortization of deferred sales inducements is principally due to increasing gross profits resulting from improved equity markets.

Reinsurance premiums ceded decreased $15.5 million during 2009 as compared to 2008. Effective second quarter of 2008, the Company began to recapture the majority of its reinsurance resulting in the decreased reinsurance premiums, which is expected to be finalized in 2010.

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

Insurance expenses and taxes increased $6.9 million (or 10%) in 2009 as compared to 2008. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2009	2008	Change

Commissions	$38.2	$42.5	$(4.3	) (a)
General insurance expense	36.7	25.1	11.6	(b)
Taxes, licenses, and fees	0.7	1.1	(0.4)

Total insurance expenses and taxes	$75.6	$68.7	$6.9

(a)	The decrease in commissions is primarily due to the Company no longer issuing variable annuity products during the latter part of 2009, as well as a decline in trail commissions as a result of decreased average variable account balances in 2009 as compared to 2008.
(b)	The increase in general insurance expenses is primarily due to increased transition and system conversion related expenses.

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

Select financial information by segment for the years ended December 31 is as follows:

		Life
(dollars in millions)	Annuity	Insurance	Total
2010
Net revenues (a)	$152.6	$76.2	$228.8
Amortization and impairment of VOBA	17.4	3.0	20.4
Policy benefits (net of reinsurance recoveries)	(0.6)	31.2	30.6
Federal income tax expense (benefit)	(25.0)	0.3	(24.7)
Net income	111.6	26.3	137.9

2009
Net revenues (a)	$101.4	$87.6	$189.0
Amortization and impairment of VOBA	137.2	18.3	155.5
Policy benefits (net of reinsurance recoveries)	22.0	29.1	51.1
Federal income tax expense	34.5	57.5	91.9
Net loss	(175.0)	(28.1)	(203.1)

2008
Net revenues (a)	$215.9	$96.2	$312.1
Amortization and impairment of VOBA	22.7	15.0	37.7
Policy benefits (net of reinsurance recoveries)	161.7	28.9	190.6
Federal income tax expense (benefit)	(94.2)	6.3	(87.9)
Net income (loss)	(158.5)	20.1	(138.3)

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2010, 2009, or 2008.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. A description of our risk management and control systems is given below on the basis of significant identified risks for us. Our largest exposures are to changes in the financial markets (e.g. interest rate, credit and equity market risks) that affect the value of the investments, liabilities from products that we sold, deferred expenses, and value of business acquired.

Results of the Company’s sensitivity analyses are presented to show the estimated sensitivity of net income to various scenarios. For each type of market risk, the analysis shows how net income would have been affected by changes in the relevant risk variables that were reasonably possible at the reporting date. For each sensitivity test, the impact of a reasonably possible change in a single factor (or shock) is shown. The analysis considers the interdependency between interest rates and lapse behavior for products sold where there is clear evidence of dynamic lapse behavior. Management action is taken into account to the extent that it is part of the Company’s regular policies and procedures. However, incidental management actions that would require a change in policies and procedures are not considered.

Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying the Company’s accounting policies (See Note 1 of the Financial Statements for a description of the critical accounting estimates and judgments). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of deferred policy acquisition costs or to increased impairment losses on equity investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.

The sensitivities do not reflect what the net income for the period would have been if risk variables had been different because the analysis is based on the exposures in existence at the reporting date rather than on those that actually occurred during the year. Nor are the results of the sensitivities intended to be an accurate prediction of the Company’s future income. The analysis does not consider all methods available to management to respond to changes in the financial environment, such as changing investment portfolio allocations or adjusting crediting rates. Furthermore, the results of the analyses cannot be extrapolated for wider variations since effects do not tend to be linear. No risk management process can clearly predict future results.

Interest Rate Risk

Interest rate risk arises from the possibility that changes in interest rates will affect the value of investments, primarily fixed maturity securities and preferred equity securities. Changes in interest rates have an inverse relationship to the value of investments. The Company manages interest rate risk as part of its asset/liability management strategy. For each portfolio, management monitors the expected changes in assets and liabilities, as produced by the Company’s model, resulting from various interest rate scenarios. Based on these results, management closely matches the duration of insurance liabilities to the duration of assets supporting those liabilities.

The table below shows the interest rates at the end of the last five years:

	2010	2009	2008	2007	2006

3-Month US LIBOR	0.30%	0.25%	1.43%	4.70%	5.36%
10-Year US Treasury	3.38%	3.85%	2.21%	4.03%	4.70%

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

	Estimated Approximate Effects on
Change in Interest Rates: (dollars in millions)	Net Income	Equity

2010
Shift Up of 100 Basis Points	$(7.9)	$(54.4)
Shift Down of 100 Basis Points	$10.4	$58.4

2009
Shift Up of 100 Basis Points	$(5.2)	$(37.9)
Shift Down of 100 Basis Points	$4.3	$32.6

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

Credit Risk

Credit risk represents the loss that the Company would incur if an issuer fails to perform its contractual obligations and the value of the security held has been impaired or is deemed worthless. The Company manages its credit risk by setting investment policy guidelines that assure diversification with respect to investment, issuer, geographic location and credit quality. Management regularly monitors compliance of each investment portfolio’s status with the investment policy guidelines, including timely updates of credit-related securities.

Equity Market Risk

Fluctuations in the equity markets have affected the Company’s profitability, capital position and sales of equity related products in the past and may continue to do so. Exposure to equity markets exists in both assets and liabilities. Asset exposure exists through direct equity investment, where the Company bears all or most of the volatility in returns and investment performance risk. Equity market exposure is also present in insurance contracts for account of policyholders where funds are invested in equities such as variable annuities and life insurance. Although most of the risk remains with the policyholder, lower investment returns can reduce the asset management fee earned by the Company on the asset balance in these products. In addition, some of this business has minimum guarantees.

The table that follows set forth the closing levels of certain major indices at the end of the last five years:

	2010	2009	2008	2007	2006

S&P 500	1,258	1,115	903	1,468	1,418
NASDAQ	2,653	2,269	1,577	2,652	2,415
DOW	11,578	10,428	8,776	13,265	12,463

The sensitivity analysis of net income to change in equity prices is presented in the table below. The sensitivity of net income to changes in equity markets reflects changes in the market value of the Company’s portfolio, changes in DAC amortization and the strengthening of the guaranteed minimum benefits, where applicable. The results of equity sensitivity tests are non-linear. The main reason for this is due to equity options sold to clients that are embedded in some of these products and the more severe scenarios could cause accelerated DAC amortization and guaranteed minimum benefits provisioning, while moderate scenarios may not.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2010	2009

Equity Increase of 10%	$24.3	$2.7
Equity Increase of 20%	$42.0	$6.9

Equity Decrease of 10%	$(31.7)	$(0.7)
Equity Decrease of 20%	$(69.6)	$(1.9)

The selection of a 10% and 20% change in the equity markets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such an event. The Company’s exposure can change as a result of changes in the Company’s mix of business.

Liquidity Risk

Liquidity risk is inherent in much of the Company businesses. Each asset purchased and liability sold has liquidity characteristics that are unique. Some liabilities are surrenderable while some assets, such as private placements, mortgages loans and limited partnerships have low liquidity. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements, the Company may have difficulty selling these investments at attractive prices, in a timely manner or both.

Underwriting Risk

The Company’s earnings depend significantly upon the extent to which actual claims experience is consistent with the assumptions used in setting the prices for products and establishing the technical liabilities and liabilities for claims. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, income would be reduced. Furthermore, if these higher claims were part of a permanent trend, the Company may be required to increase liabilities, which could reduce income. In addition, certain acquisition costs related to the sale of new policies and the purchase of policies already in force have been recorded as assets on the balance sheet and are being amortized into income over time. If the assumptions relating to the future profitability of these policies (such as future claims, investment income and expenses) are not realized, the amortization of these costs could be accelerated and may even require write offs due to unrecoverability. This could have a materially adverse effect on the Company’s business, results of operations and financial condition.

Sources of underwriting risk include policy lapses and policy claims such as mortality and expenses. In general, the Company is at risk if policy lapses increase as sometimes the Company is unable to fully recover up front expenses in selling a product despite the presence of commission recoveries or surrender charges and fees. Within variable annuity contracts with certain guarantee benefits, the Company is at risk if policy lapses decrease, as more contracts would remain in force until guaranteed payments are made. For mortality risk, the Company sells certain types of policies that are at risk if mortality increases, such as term life insurance or guaranteed minimum death benefits, and sells certain types of policies that are at risk if mortality decreases (longevity risk) such as certain annuity products. The Company is also at risk if expenses are higher than assumed by management.

The Company monitors and manages its underwriting risk by underwriting risk type. Attribution analysis is performed on earnings and reserve movements in order to understand the source of any material variation in actual results from what was expected. The Company’s units also perform experience studies for underwriting risk assumptions, comparing the Company’s experience to industry experience as well as combining the Company’s experience and industry experience based on the depth of the history of each source to the Company’s underwriting assumptions. The Company also has the ability to reduce expense levels over time, thus mitigating unfavorable expense variation.

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2010. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2010	2009

20% Increase in Lapse Rates	$1.4	$0.2
20% Decrease in Lapse Rates	$(1.2)	$0.2

10% Increase in Mortality Rates	$(4.3)	$(3.6)
10% Decrease in Mortality Rates	$4.7	$4.0

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

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by TALIC in the reports that it files or submits under the Exchange Act is accumulated and communicated to TALIC’s management, including TALIC’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. TALIC’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of the TALIC’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, TALIC’s President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

b) Management’s annual report on internal control over financial reporting

The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) generally refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

TALIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALIC’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALIC’s internal control over financial reporting as of December 31, 2010 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALIC’s management concluded that the internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of TALIC’s registered public accounting firm regarding internal control over financial reporting because TALIC is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2010, there have been no changes in TALIC’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALIC’s internal control over financial reporting.

Item 9B. Other Information

No information is required to be disclosed under this item.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALIC’s Financial Statements in 2010, 2009 and 2008 were:

	2010	2009	2008
Audit (a)	$760,000	$977,000	$1,200,000

(a)	Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on TALIC’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

Audit Committee Pre-approval Policies and Procedures

TALIC’s Audit Committee is responsible, among other matters, for the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).

Under the Pre-approval Policy, proposed services either:

(i)	may be pre-approved by the Audit Committee without consideration of specific case-by-case services (“general pre-approval”); or

(ii)	require the specific pre-approval of the Audit Committee (“specific pre-approval”). Appendices to the Pre-approval Policy (that are adopted each year) set out the audit, audit-related, tax, and other services that have received the general pre-approval of the Audit Committee. All other audit, audit-related, tax and other services must receive specific pre-approval from the Audit Committee.

During 2010, all services provided to TALIC by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 25, 2011 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2010 and 2009.

c.	Statements of Income for the Years Ended December 31, 2010, 2009 and 2008.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2010, 2009 and 2008.

f.	Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

g.	Notes to Financial Statements for the Years Ended December 31, 2010, 2009 and 2008.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.)

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company is filed herewith.

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York is filed herewith.

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

24.2	Powers of Attorney for Thomas A. Swank and Frank A. Camp are filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

Management Report on Internal Control over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TALIC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

[ERNST & YOUNG LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company as of December 31, 2010 and 2009, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, in response to new accounting standards, the Company changed its method of accounting for other-than-temporary impairments effective April 1, 2009.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 25, 2011

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2010	2009

ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2010 - $1,565,004; 2009 - $1,334,698)	$1,628,394	$1,323,717
Fixed maturity trading securities	23,138	21,574
Equity available-for-sale securities, at estimated fair value (cost: 2010 - $15,202; 2009 - $15,202)	12,990	11,805
Limited partnerships	9,687	12,620
Mortgage loans on real estate	62,890	70,854
Policy loans	827,638	867,361

Total investments	2,564,737	2,307,931

Cash and cash equivalents	308,614	428,848
Accrued investment income	38,121	34,237
Deferred policy acquisition costs	31,437	26,730
Deferred sales inducements	7,270	6,296
Value of business acquired	335,051	374,737
Goodwill	2,800	2,800
Federal income taxes - deferred	4,467	890
Reinsurance receivables	4,158	35,806
Affiliated short-term note receivable	—	40,000
Receivable for investments sold - net	371	2,009
Other assets	31,635	38,835
Separate Accounts assets	8,163,032	8,313,833

Total Assets	$11,491,693	$11,612,952

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

	December 31,
(dollars in thousands, except share data)	2010	2009

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,551,317	$1,626,415
Future policy benefits	362,587	439,634
Claims and claims settlement expenses	33,677	32,846

Total policyholder liabilities and accruals	1,947,581	2,098,895

Other policyholder funds	3,380	10,346
Payables for collateral under securities loaned	160,363	149,050
Derivative instruments - net	353	—
Federal income taxes - current	4,106	4,191
Affiliated payables - net	11,199	7,129
Other liabilities	5,177	8,459
Separate Accounts liabilities	8,163,032	8,313,833

Total Liabilities	10,295,191	10,591,903

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income (loss), net of taxes	27,487	(10,104)
Retained deficit	(200,121)	(337,983)

Total Stockholder’s Equity	1,196,502	1,021,049

Total Liabilities and Stockholder’s Equity	$11,491,693	$11,612,952

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

Revenues
Policy charge revenue	$204,618	$203,926	$240,667
Net investment income	127,647	122,937	135,158
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(4,464)	(14,719)	(8,329)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	4,335	4,753	—
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(423)	106	—

Net other-than-temporary impairment losses on securities recognized in income	(552)	(9,860)	(8,329)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(23,894)	(48,425)	36,050

Net realized investment gains (losses)	(24,446)	(58,285)	27,721

Total Revenues	307,819	268,578	403,546

Benefits and Expenses
Interest credited to policyholder liabilities	79,066	79,555	91,447
Policy benefits (net of reinsurance recoveries: 2010 - $16,926; 2009 - $3,810; 2008 - $16,492)	30,630	51,104	190,578
Reinsurance premium ceded	14,360	7,253	22,789
Amortization (accretion) of deferred policy acquisition costs	(3,690)	10,605	(695)
Amortization and impairment of value of business acquired	20,353	155,521	37,671
Amortization of other intangibles	—	—	3,774
Impairment charges	—	—	215,462
Insurance expenses and taxes	53,940	75,713	68,778

Total Benefits and Expenses	194,659	379,751	629,804

Income (Loss) Before Taxes	113,160	(111,173)	(226,258)

Federal Income Tax Expense (Benefit)
Current	(436)	7,292	—
Deferred	(24,266)	84,636	(87,919)

Federal Income Tax Expense (Benefit)	(24,702)	91,928	(87,919)

Net Income (Loss)	$137,862	$(203,101)	$(138,339)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

Net Income (Loss)	$137,862	$(203,101)	$(138,339)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	76,723	113,729	(146,545)
Reclassification adjustment for losses included in net income	5,353	23,338	—

	82,076	137,067	(146,545)

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(4,335)	(4,753)	—
Change in previously recognized unrealized other-than-temporary impairments	401	406	—
Reclassification adjustment for other-than-temporary impairments included in net income	423	(106)	—

	(3,511)	(4,453)	—
Adjustments
Policyholder liabilities	(1,672)	3,710	(647)
Deferred policy acquisition costs	—	(1,481)	1,481
Value of business acquired	(18,611)	(46,657)	45,438
Deferred federal income taxes	(20,691)	(29,655)	35,095

	(40,974)	(74,083)	81,367

Total other comprehensive income (loss), net of taxes	37,591	58,531	(65,178)

Comprehensive Income (Loss)	$175,453	$(144,570)	$(203,517)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of year	$1,366,636	$1,366,636	$1,116,636
Capital contribution from AEGON USA, LLC	—	—	250,000

Balance at end of year	$1,366,636	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$(10,104)	$(65,178)	$—
Total other comprehensive income (loss), net of taxes	37,591	58,531	(65,178)
Cumulative effect of adoption of other-than-temporary impairment guidance	—	(3,457)	—

Balance at end of year	$27,487	$(10,104)	$(65,178)

Retained Earnings (Deficit)
Balance at beginning of year	$(337,983)	$(138,339)	$—
Net income (loss)	137,862	(203,101)	(138,339)
Cumulative effect of adoption of other-than-temporary impairment guidance	—	3,457	—

Balance at end of year	$(200,121)	$(337,983)	$(138,339)

Total Stockholder’s Equity	$1,196,502	$1,021,049	$1,165,619

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$137,862	$(203,101)	$(138,339)
Adjustment to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Changes in:
Deferred policy acquisition costs	(4,707)	(3,940)	(22,790)
Deferred sales inducements	(974)	936	(7,232)
Value of business acquired	20,353	155,521	37,670
Benefit reserves	(51,419)	(29,116)	132,629
Federal income tax accruals	(24,352)	94,228	(87,203)
Claims and claims settlement expenses	831	(6,037)	(3,522)
Other policyholder funds	(6,966)	8,340	(2,697)
Other intangibles	—	—	3,774
Other operating assets and liabilities, net	37,387	(14,259)	(1,979)
Amortization (accretion) of investments	775	(2,697)	(2,228)
Limited partnership asset distributions	(386)	(411)	(858)
Impairment charges	—	—	215,462
Interest credited to policyholder liabilities	79,066	79,555	91,447
Net increase in fixed maturity trading securities	(1,564)	—	—
Net realized investment (gains) losses	24,446	58,285	(27,721)

Net cash and cash equivalents provided by operating activities	210,352	137,304	186,413

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	483,148	354,643	598,127
Maturities of available-for-sale securities and mortgage loans	160,270	173,439	295,409
Purchases of available-for-sale securities	(861,126)	(363,846)	(1,066,743)
Sales of limited partnerships	3,189	2,660	1,148
Change in affiliated short-term note receivable	40,000	(40,000)	—
Change in payable for collateral under securities loaned	11,313	(33,401)	182,451
Changes in derivative liability	353	—	—
Policy loans on insurance contracts, net	39,723	46,521	34,743
Net settlement on futures contracts	(26,864)	(48,105)	37,803
Other	873	1,957	3,235

Net cash and cash equivalents provided by (used in) investing activities	$(149,121)	$93,868	$86,173

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2010	2009	2008

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$40,784	$284,846	$389,370
Policyholder withdrawals	(222,249)	(516,074)	(641,685)
Capital contribution from AEGON USA, LLC	—	—	250,000

Net cash and cash equivalents used in financing activities	(181,465)	(231,228)	(2,315)

Net increase (decrease) in cash and cash equivalents (1)	(120,234)	(56)	270,271
Cash and cash equivalents, beginning of year	428,848	428,904	158,633

Cash and cash equivalents, end of year	$308,614	$428,848	$428,904

(1)	Included in net increase (decrease) in cash and cash equivalents is interest received (2010 - $109; 2009 - $65; 2008 - $1,137); interest paid (2010 - $36; 2009 - $28; 2008 - $196); federal income taxes paid (2010 - $3,200; 2009 - $3,100; 2008 - $5,400); and federal income taxes received (2010 - $3,589; 2009 - $5,400; 2008 - $6,115)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). Prior to July 1, 2010, the Company was known as Merrill Lynch Life Insurance Company (“MLLIC”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries. Prior to December 28, 2007, the Company was an indirect wholly owned subsidiary of Merrill Lynch & Co., Inc. (“ML&Co”).

The Company is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. During 2009, the Company, in addition to no longer issuing life insurance products, ceased issuing variable annuity and market value adjusted annuity products.

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

Investments

Fixed maturity and equity securities

The Company’s investments consist of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. The Company’s valuation policy dictates that publicly available prices are initially sought from several third party pricing services. In the event that pricing is not available from these services, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Investment transactions are recorded on the trade date. Realized gains and losses on the sale or maturity of investments are determined on first-in, first-out (“FIFO”) basis.

Changes in the fair value of fixed maturity and equity securities deemed AFS are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary. Changes in fair value of fixed maturity securities deemed trading are reported as a component of net investment income.

Other-than-temporary impairments (“OTTI”)

If management determines that a decline in the value of an AFS security is other-than-temporary, an impairment loss is recognized. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For equity securities, the Company also considers the ability and intent to hold the investments for a period of time sufficient for a forecasted market price recovery up to or beyond the amortized cost of the investment. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For AFS fixed maturity securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of AFS fixed maturity securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

Limited partnerships

At December 31, 2010 and 2009, the Company had investments in two limited partnerships that are not publicly traded. One of the partnerships is carried at estimated fair value which is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining partnership is carried at cost.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances and general reserves. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred. Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the

Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated collateral value. The Company does not accrue interest on loans ninety days past due. The Company also establishes a general reserve based on a percentage of the outstanding loan balance.

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

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, which require little or no net initial investment and are net settled at a future date. The Company has entered into exchange traded derivatives such as futures and variance swaps to hedge the costs of the volatility of the S&P market. Variance swaps are used in the asset/liability management process to mitigate the gamma risk created when the Company has issued minimum guarantee insurance contracts linked to an index. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. The fair value for variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e. strike) multiplied by the notional value of the swap. At termination the final fair value is recorded as a realized investment gain (loss) in the Statements of Income. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less. Cash and cash equivalents are primarily valued at amortized cost, which approximates fair value.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Account performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than unamortized balance. See Note 4 to the Financial Statements for further discussion.

DAC

Policy acquisition costs for variable annuities are deferred and amortized based on the estimated future gross profits for each group of contracts. Policy acquisition costs are principally commissions and a portion of certain other expenses relating to policy acquisition, underwriting and issuance that are primarily related to and vary with the production of new business. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. Policy acquisition costs can also arise from the acquisition or reinsurance of existing inforce policies from other insurers. These costs include ceding commissions and professional fees related to the reinsurance assumed. The deferred costs are amortized in proportion to the estimated future gross profits over the anticipated life of the acquired insurance contracts utilizing an interest methodology.

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

At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2010 and 2009, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	December 31,
	2010	2009	2008
Gross short-term equity growth rate for five years	9.00%	7.25%	15.00%
Gross long-term growth rate	9.00%	9.00%	9.00%

Other Intangibles

Other intangible assets were comprised of a distribution agreement, a trade name and a non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance at December 31, 2008. Prior to December 31, 2008, the trade name and the non-compete agreements were amortized on a straight-line basis over their useful life of five years. The distribution intangible was amortized over the expected economic benefit period and at a pace consistent with the expected future gross profit streams generated from the distribution agreement, which was thirty years. The entire asset amount had been allocated to annuities. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the majority of the goodwill balance except for the amount related to the Company’s state licenses at December 31, 2008. See Note 4 to the Financial Statements for further discussion.

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

	2010	2009
Interest-sensitive life products	4.00% - 4.85%	4.00% - 4.85%
Interest-sensitive deferred annuities	0.25% - 6.15%	0.40% - 6.80%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Liabilities for guaranteed benefits for variable annuity and life insurance contracts are discussed in more detail in Note 5 of the Financial Statements. Interest rates used in establishing such liabilities are as follows:

	2010	2009
Interest rates used for liabilities	2.55% - 5.75%	2.55% - 5.75%

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures

The Company adopted guidance (Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements) which included new disclosures and clarifications of existing disclosures about fair value measurements for the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarified that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

ASC 310, Receivables

The Company adopted guidance (ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) which requires new and expanded financial statement disclosures for the period ended December 31, 2010. An entity is required to provide qualitative and quantitative disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables. In addition, the disclosures must be disaggregated by portfolio segment or class of financing receivable based on how a company develops its allowance for credit losses and how it manages its credit exposure. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Accounting Guidance Adopted in 2009

ASC 105, Generally Accepted Accounting Principles

The Company adopted guidance that established the Financial Accounting Standards Board (“FASB”) Accounting Standards CodificationTM (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities for the period ended September 30, 2009. All guidance contained in the Codification carries an equal level of authority. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

ASC 320, Investments—Debt and Equity Securities

The Company adopted guidance that made other-than-temporary impairment (“OTTI”) guidance for debt securities more operational and improved the presentation and disclosure of OTTI on debt and equity securities in the financial statements for the period ended June 30, 2009. The adoption resulted in a net increase to retained earnings and decrease to accumulated other comprehensive income (loss) of $3,457 at June 30, 2009.

ASC 820, Fair Value Measurements and Disclosures

•

The Company adopted guidance on measuring the fair value of certain alternative investments (i.e., investments in hedge funds, private equity funds, venture capital funds, offshore fund vehicles, funds of funds, and real estate funds) for the period ended December 31, 2009 (ASU 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)). The adoption did not have a material impact on the Company’s financial statements.

•

The Company adopted guidance, for the period ended December 31, 2009, which clarified that when a quoted price in an active market for an identical liability is not available, an entity should measure fair value using one of the following approaches that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs: a) a valuation technique that uses the quoted price of the identical liability when traded as an asset; b) a valuation technique that uses quoted prices for similar liabilities or similar liabilities when traded as assets; or c) another valuation technique that is consistent with fair value measurement guidance (e.g., income approach or a market approach) (ASU 2009-05, Measuring Liabilities at Fair Value). The adoption did not have a material impact on the Company’s financial statements.

•

The Company adopted guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased as well as guidance on identifying circumstances that indicate a transaction is not orderly for the period ended June 30, 2009. The guidance provides a list of factors that an entity should consider when determining whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared to normal market activity for that asset or liability. The guidance also requires interim disclosures of the inputs and valuation techniques used to measure fair value and disclosure of any changes to those inputs and valuation techniques during the period. The adoption did not have a material impact on the Company’s financial statements.

•

The Company adopted guidance requiring disclosures about fair value of financial instruments in interim reporting periods as well as annual periods for the period ended June 30, 2009. The guidance requires an entity to disclose the methods and significant assumptions used to estimate fair value of financial instruments and to describe changes, if any, to those methods and assumptions during the period. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

ASC 855, Subsequent Events

The Company adopted guidance that established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued for the period ended June 30, 2009. In addition, the Company adopted revised guidance as of the period ended December 31, 2009, which eliminated the requirement for entities that file or furnish financial statements to the Securities Exchange Commission (“SEC”) to disclose the date through which subsequent events have been evaluated. The adoption did not impact the Company’s results of operations or financial position.

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

ASC 944, Financial Services - Insurance

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

ASC 350, Intangibles—Goodwill and Other

In December 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The guidance is effective for impairment tests performed during entities’ fiscal years, and interim periods within those years, that begin after December 15, 2010. The Company will adopt the guidance on January 1, 2011 and does not expect this to have a material impact to the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels as of the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$—	$1,120,976	$—	$1,120,976
Asset-backed securities	—	91,209	11,244	102,453
Commercial mortgage-backed securities	—	139,330	504	139,834
Residential mortgage-backed securities	—	101,262	2,886	104,148
Municipals	—	1,475	—	1,475
Government and government agencies
United States	149,652	—	—	149,652
Foreign	3,699	6,157	—	9,856

Total fixed maturity AFS securities (a)	153,351	1,460,409	14,634	1,628,394
Fixed maturity trading securities (a) - corporate securities	—	23,138	—	23,138
Equity securities (a)
Banking securities	—	7,054	—	7,054
Other financial services securities	—	520	—	520
Industrial securities	—	5,416	—	5,416

Total equity securities (a)	—	12,990	—	12,990
Cash equivalents (b)	—	317,321	—	317,321
Limited partnerships (c)	—	—	9,415	9,415
Separate Accounts assets (d)	8,163,032	—	—	8,163,032

Total assets	$8,316,383	$1,813,858	$24,049	$10,154,290

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$(25,416)	$(25,416)
Derivatives (f)	—	353	—	353

Total liabilities	$—	$353	$(25,416)	$(25,063)

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$—	$700,585	$11,440	$712,025
Asset-backed securities	—	89,281	22,410	111,691
Commercial mortgage-backed securities	—	152,173	—	152,173
Residential mortgage-backed securities	—	114,979	3,191	118,170
Municipals	—	1,488	—	1,488
Government and government agencies
United States	215,828	—	—	215,828
Foreign	3,463	8,879	—	12,342

Total fixed maturity AFS securities (a)	219,291	1,067,385	37,041	1,323,717
Fixed maturity trading securities (a) - corporate securities	—	21,574	—	21,574
Equity securities (a)
Banking securities	—	6,361	—	6,361
Other financial services securities	—	363	—	363
Industrial securities	—	5,081	—	5,081

Total equity securities (a)	—	11,805	—	11,805
Cash equivalents (b)	—	433,875	—	433,875
Limited partnerships (c)	—	—	7,604	7,604
Separate Accounts assets (d)	8,313,833	—	—	8,313,833

Total assets	$8,533,124	$1,534,639	$44,645	$10,112,408

Liabilities
Future policy benefits (embedded derivatives only) (e)	$—	$—	$(12,759)	$(12,759)

Total liabilities	$—	$—	$(12,759)	$(12,759)

(a)	Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes.
(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.
(c)	The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining limited partnership is carried at cost and is not included in the abovementioned table.
(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.
(e)	The Company issued contracts containing guaranteed minimum withdrawal benefits riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.
(f)

Derivatives are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e. strike) multiplied by the notional value of the swap.

During 2010, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities

Balance at beginning of period (a)	$7,604	$37,041	$9,895	$112,200

Change in unrealized gains (losses) (b)	—	4,125	—	9,805
Purchases	—	27,941	—	20,021
Sales	(712)	(3,781)	(745)	(26,854)
Transfers into Level 3	—	3,256	—	27,473
Transfers out of Level 3	—	(54,058)	—	(100,605)
Changes in valuation (c)	2,137	110	(1,957)	605
Net realized investment gains (losses) (d)	386	—	411	(5,604)

Balance at end of period (a)	$9,415	$14,634	$7,604	$37,041

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at December 31, 2010 and 2009 was primarily due to an increase in market activity and availability of market observable data (Level 2).

The Company’s Level 3 liabilities (assets) consist of provisions for GMWB and GMIB reinsurance. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.8% at December 31, 2010 and 25.3% at December 31, 2009. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance

Balance at beginning of period (b)	$45,987	$(58,746)	$114,457	$(79,134)

Changes in interest rates (a)	20,355	(8,533)	(35,381)	12,922
Changes in equity markets (a)	(10,022)	4,653	(24,462)	13,503
Other (a)	(25,319)	6,209	(8,627)	(6,037)

Balance at end of period (b)	$31,001	$(56,417)	$45,987	$(58,746)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2010, the decrease in the GMWB and GMIB reinsurance reserves was principally driven by the improved equity markets and updated policyholder behavior assumptions offset by a decline in risk neutral rates. In 2009, the change in GMWB and GMIB reinsurance was driven by the increase in risk neutral rates, improved equity markets, and policyholder behavior assumption updates, slightly offset by a lower credit spread.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2010 and 2009 were:

	December 31, 2010
		Gross Unrealized		Estimated Fair Value
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$1,069,082	$55,530	$(3,638)	$1,120,974
Asset-backed securities	102,964	7,062	(7,572)	102,454
Commercial mortgage-backed securities	131,362	8,501	(29)	139,834
Residential mortgage-backed securities	104,486	3,145	(3,483)	104,149
Municipals	1,462	13	—	1,475
Government and government agencies
United States	146,585	4,771	(1,704)	149,652
Foreign	9,063	794	—	9,856

Total fixed maturity AFS securities	$1,565,004	$79,816	$(16,426)	$1,628,394

Equity securities - preferred stocks
Banking securities	$9,246	$—	$(2,192)	$7,054
Other financial services securities	165	355	—	520
Industrial securities	5,791	—	(375)	5,416

Total equity securities	$15,202	$355	$(2,567)	$12,990

	December 31, 2009
	Amortized Cost/Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities	$694,157	$23,767	$(5,899)	$712,025
Asset-backed securities	118,400	4,830	(11,539)	111,691
Commercial mortgage-backed securities	165,844	1,819	(15,490)	152,173
Residential mortgage-backed securities	122,400	3,400	(7,630)	118,170
Municipals	1,551	7	(70)	1,488
Government and government agencies
United States	220,313	1,427	(5,912)	215,828
Foreign	12,033	369	(60)	12,342

Total fixed maturity AFS securities	$1,334,698	$35,619	$(46,600)	$1,323,717

Equity securities - preferred stocks
Banking securities	$9,246	$—	$(2,885)	$6,361
Other financial services securities	165	198	—	363
Industrial securities	5,791	—	(710)	5,081

Total equity securities	$15,202	$198	$(3,595)	$11,805

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI -OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2010 and 2009 were:

	December 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,484,533	$1,555,503	$1,249,330	$1,250,717
Below investment grade	80,471	72,891	85,368	73,000

Total fixed maturity AFS securities	$1,565,004	$1,628,394	$1,334,698	$1,323,717

At December 31, 2010 and 2009 the estimated fair value of fixed maturity securities rated BBB- were $55,760 and $38,945, respectively, which is the lowest investment grade rating given by Standard & Poor’s (“S&P”).

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2010 and 2009 by contractual maturities were:

	December 31, 2010		December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$8,271	$8,350	$107,985	$108,234
Due after one year through five years	250,194	263,865	265,145	273,128
Due after five years through ten years	823,396	858,024	421,437	423,225
Due after ten years	144,331	151,718	133,487	137,096

	1,226,192	1,281,957	928,054	941,683
Mortgage-backed securities and other asset-backed securities	338,812	346,437	406,644	382,034

Total fixed maturity AFS securities	$1,565,004	$1,628,394	$1,334,698	$1,323,717

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $23,870 and $23,819 that were deposited with insurance regulatory authorities at December 31, 2010 and 2009, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$69,662	$72,628	$(2,966)
Asset-backed securities	10,276	10,297	(21)
Commercial mortgage-backed securities	1,022	1,051	(29)
Residential mortgage-backed securities	9,371	10,074	(703)
Government and government agencies - United States	644	656	(12)
Equity securities - banking securities	2,558	2,616	(58)

Total fixed maturity and equity securities	93,533	97,322	(3,789)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities - corporate securities	5,205	5,366	(161)

Total fixed maturity and equity securities	5,205	5,366	(161)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,553	12,064	(511)
Asset-backed securities	15,001	22,552	(7,551)
Residential mortgage-backed securities	15,499	18,279	(2,780)
Government and government agencies - United States	30,846	32,538	(1,692)
Equity securities
Banking securities	4,497	6,631	(2,134)
Industrial securities	5,416	5,791	(375)

Total fixed maturity and equity securities	82,812	97,855	(15,043)

Total fixed maturity and equity securities	$181,550	$200,543	$(18,993)

	December 31, 2009
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$169,107	$171,407	$(2,300)
Asset-backed securities	3,690	3,767	(77)
Commercial mortgage-backed securities	11,798	12,094	(296)
Residential mortgage-backed securities	19,885	20,021	(136)
Government and government agencies
United States	25,969	26,201	(232)
Foreign	3,563	3,623	(60)

Total fixed maturity and equity securities	234,012	237,113	(3,101)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	6,173	6,813	(640)
Asset-backed securities	12,892	14,470	(1,578)
Commercial mortgage-backed securities	5,046	5,770	(724)
Residential mortgage-backed securities	4	4	—
Government and government agencies - United States	83,657	89,337	(5,680)

Total fixed maturity and equity securities	107,772	116,394	(8,622)

Greater than one year
Fixed maturity AFS securities
Corporate securities	60,057	63,016	(2,959)
Asset-backed securities	22,950	32,834	(9,884)
Commercial mortgage-backed securities	50,799	65,269	(14,470)
Residential mortgage-backed securities	19,805	27,299	(7,494)
Municipals	860	930	(70)
Equity securities
Banking securities	6,361	9,246	(2,885)
Industrial securities	5,081	5,791	(710)

Total fixed maturity and equity securities	165,913	204,385	(38,472)

Total fixed maturity and equity securities	$507,697	$557,892	$(50,195)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 74 and 119 at December 31, 2010 and 2009, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at December 31, 2010 and 2009 were as follows:

	December 31, 2010
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$995	$(314)	1
Greater than one year	15,849	(9,467)	6

Total	$16,844	$(9,781)	7

Decline > 40%
Greater than one year	$4,284	$(2,969)	2

Total	$4,284	$(2,969)	2

	December 31, 2009
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$68,806	$(32,677)	17

Total	$68,806	$(32,677)	17

Decline > 40%
Greater than one year	$12,943	$(10,989)	4

Total	$12,943	$(10,989)	4

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the years ended December 31, 2010 and 2009, respectively, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at December 31, 2010 and 2009 was as follows:

	December 31,
	2010	2009
Assets
Fixed maturity securities	$63,390	$(13,990)
Equity securities	(2,212)	(3,397)
VOBA	(19,829)	(1,219)

	41,349	(18,606)

Liabilities
Policyholder account balances	1,387	3,062
Federal income taxes - deferred	(15,249)	5,440

	(13,862)	8,502

Stockholder’s equity
Accumulated other comprehensive income (loss) , net of taxes	$27,487	$(10,104)

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the years ended December 31, 2010 and 2009.

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2010 and 2009 was $66,713 and $67,707, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at December 31, 2010 and 2009 was $33 and $41, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There was one impaired mortgage loan at December 31, 2010, with a specific reserve of $633 with an unpaid principal balance of $3,275. As this loan was impaired as of December 31, 2010, there was no interest income recorded subsequent to the impairment. There were no impaired mortgage loans at December 31, 2009. The change in the credit loss allowances on mortgage loans by type of property for the years ended December 31 was as follows:

Commercial	2010	2009
Beginning balance	$41	$49

Charge offs	(889)	—
Provision	1,514	(8)

Ending Balance	$666	$41

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, California, Virginia, Ohio, and Washington which account for approximately 80% of mortgage loans at December 31, 2010.

The credit quality of mortgage loans by type of property for the years ended December 31 was as follows:

Commercial	2010	2009
AAA - AA	$24,709	$16,610
A	26,026	44,773
BBB	12,188	9,511

Total mortgage loans on real estate	62,923	70,895
General reserve	(33)	(41)

Total mortgage loans on real estate, net	$62,890	$70,854

The credit quality for the commercial mortgage loans was determined based on an internal credit rating model which assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating which is intended to align with S&P ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, reserves for loan losses have been established to cover those risks.

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2010 and 2009 was $827,638 and $867,361, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Securities Lending

The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at December 31, 2010 and 2009 was $150,463 and $149,374, respectively. The estimated fair value of securities out on loan at December 31, 2010 and 2009 was $156,440 and $145,209, respectively.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. The Company also entered into two variance swaps in the fourth quarter of 2010 to hedge the costs of the volatility of the S&P market. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company has variance swaps with a notional value of $7. At December 31, 2009, the Company had 570 outstanding short futures contracts with a notional value of $158,275. There were no variance swaps at December 31, 2009.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2010	2009	2008
Fixed maturity AFS securities	$77,950	$71,037	$79,509
Fixed maturity trading securities	213	1,674	2,060
Policy loans	44,324	46,156	48,742
Cash and cash equivalents	858	2,816	7,848
Equity securities	1,050	1,409	2,038
Limited partnerships	2,514	(1,545)	(2,376)
Mortgage loans on real estate	4,360	4,706	2,424
Derivatives	(353)	—	—
Other	346	889	1,103

Gross investment income	131,262	127,141	141,348
Less investment expenses	(3,615)	(4,204)	(6,190)

Net investment income	$127,647	$122,937	$135,158

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the year ended December 31 were as follows:

	2010	2009	2008
Proceeds	$479,248	$351,633	$598,127
Gross realized investment gains	11,209	5,392	4,853
Gross realized investment losses	(2,723)	(5,507)	(5,861)

Proceeds on AFS securities sold at a realized loss	114,547	103,332	268,351

Net realized investment gains (losses) for the year ended December 31 were as follows:

	2010	2009	2008
Fixed maturity AFS securities	$6,660	$(10,605)	$(14,751)
Equity securities	10	(3,692)	(414)
Limited partnerships	(2,268)	1,567	—
Mortgage loans on real estate	(1,262)	(531)	(49)
Derivatives	(26,864)	(48,105)	37,803
Adjustment related to VOBA	(722)	3,081	5,132

Net realized investment gains (losses)	$(24,446)	$(58,285)	$27,721

During 2010, the Company recorded a limited partnership impairment of $3,828 due to the decline in fair value of the fund being deemed to be other-than-temporary with the recovery in value from the remaining underlying investments in the fund not anticipated. There were no impaired limited partnerships in 2009 and 2008.

During 2010, the Company established a valuation allowance of $634 for an impaired mortgage loan. A valuation allowance is established when the excess carrying value of the mortgage loan exceeds the estimated collateral value. In addition, mortgage loan losses include a loss of $654 for a mortgage loan which was impaired and sold during the fourth quarter 2010. There were no impaired mortgage loans in 2009 and 2008.

OTTI

If management determines that a decline in the value of an AFS equity security is other-than-temporary, the cost basis is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and the present value of the security’s anticipated cash flows, and a non credit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.

The Company adopted revised guidance for the recognition and presentation of OTTI in 2009. As permitted by the guidance, the Company recorded an increase of $3,457 to the opening balance of retained earnings with a corresponding decrease to accumulated OCI on the Statement of Stockholder’s Equity to reclassify the non credit portion of previously other-than-temporarily impaired available-for-sale securities held at April 1, 2009.

The following summarizes the components for this cumulative effect adjustment:

	Unrealized OTTI on Available- For-Sale Securities	Net Unrealized Loss on Available- For-Sale Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of available-for-sale securities	$241	$12,335	$12,576
Change in VOBA	—	(7,257)	(7,257)
Income tax	(84)	(1,778)	(1,862)

Net cumulative effect adjustment	$157	$3,300	$3,457

The cumulative effect adjustment was calculated for all AFS securities held at April 1, 2009, for which an OTTI was previously recognized, but at April 1, 2009, the Company did not intend to sell the security and it was not more likely than not that the Company would be required to sell the security before recovery of its amortized cost, by comparing the present value of cash flows expected to be received at April 1, 2009, to the amortized cost basis of the AFS securities. The discount rate used to calculate the present value of the cash flows expected to be collected was the rate for each respective AFS security in effect before recognizing any OTTI. In addition, because the carrying amounts of VOBA are adjusted for the effects of realized and unrealized gains and losses on AFS, the Company recognized a true-up to the VOBA balances for this cumulative effect adjustment.

The following table summarizes the increase to the amortized cost of the AFS securities as of April 1, 2009, resulting from the recognition of the cumulative effect adjustment:

Fixed maturity securities
Corporate securities	$8,583
Government and government agencies - United States	2,367

Total fixed maturity securities	10,950

Equity securities - preferred stocks - banking securities	1,626

Total	$12,576

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	2010	2009
Balance at beginning of period	$1,445	$—
Credit losses remaining in retained earnings related to adoption of revised guidance on OTTI (ASC 320)	—	239
Credit loss impairments previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	(1,291)
Credit loss impairment recognized in the current period on securities not previously impaired	996	2,479
Additional credit loss impairments recognized in the current period on securities previously impaired recognized in income	—	18
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	423	—
Accretion of credit loss impairments previously recognized	(850)	(6)
Accretion of credit loss impairments previously recognized due to an increase in cash flows expected to be collected	—	(4)
Accretion previously recognized on securities which matured, paid down, prepaid or were sold during the period	—	10

Balance at end of period	$2,014	$1,445

The components of OTTI reflected in the Statements of Income for the years ended December 31 was as follows:

	December 31, 2010			December 31, 2009
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$6,150	$4,335	$1,815	$18,937	$4,753	$14,184
VOBA	(1,263)	—	(1,263)	(4,324)	—	(4,324)

Net OTTI losses	$4,887	$4,335	$552	$14,613	$4,753	$9,860

For the year ended December 31, 2010, the Company’s impairment losses recognized in the Statements of Income were $552 net of VOBA amortization. The gross impairment losses recognized in the Statements of Income were primarily driven by the impairment of a 2005 vintage residential mortgage-backed security for $722 and a 2007 vintage subprime mortgage asset-backed security for $272 due to adverse changes in cash flows. A corporate bond was also impaired for $397 due to the intent to sell or being more likely than not required to sell. As well as, the Company impaired its holding of a 2007 vintage subprime mortgage asset-backed security for $423. For the year ended December 31, 2009, the Company’s impairment losses were $9,860, net of VOBA amortization. Included in the 2009 impairment losses was $241 related to the non credit impairments previously recorded in income during the first quarter of 2009 prior to adoption of the revised OTTI guidance. For the year ended December 31, 2008, the Company recorded gross impairments of $14,208 and associated VOBA amortization of $5,879.

Note 4. VOBA, DAC, DSI, Other Intangibles and Goodwill

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	December 31,
	2010	2009	2008

Gross short-term equity growth rate for five years	9.00%	7.25%	15.00%

Gross long-term growth rate	9.00%	9.00%	9.00%

The change in carrying amount of VOBA for the years ended December 31 was as follows:

	2010	2009
Balance at beginning of year	$374,737	$581,090

Amortization expense	(44,923)	(12,272)
Unlocking	24,570	(79,355)
Impairment charge	—	(63,894)
Adjustment related to realized (gains) losses on investments and OTTI	(722)	3,081
Adjustment related to unrealized (gains) losses and OTTI on investments	(18,611)	(53,914)

Balance at end of year	$335,051	$374,737

Overall positive gross profits in 2010 and 2009 resulted in amortization expense. Favorable unlocking during 2010 was primarily driven by the favorable equity market in the latter half of the year, while in 2009 poor equity market performance during the first quarter resulted in unfavorable unlocking. In addition, during 2009, an impairment charge was recorded as estimated future gross profits were less than the unamortized balance at March 31, 2009.

The estimated future amortization of VOBA from 2011 to 2015 is as follows:

2011	$29,061
2012	$28,052
2013	$27,187
2014	$26,318
2015	$25,216

DAC and DSI

The change in the carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2009	$24,271	$7,232

Capitalization	14,545	1,521
Amortization	(7,973)	(2,495)
Unlocking	(2,632)	38
Adjustment related to unrealized gains and OTTI on investments	(1,481)	—

Balance, December 31, 2009	26,730	6,296

Capitalization	1,017	64
Accretion	2,580	592
Unlocking	1,110	318

Balance, December 31, 2010	$31,437	$7,270

The increase in DAC and DSI in 2010 as compared to 2009 was principally driven by accretion in 2010 as a result of the decline in the guaranteed benefit reserves as well as favorable unlocking due to the improvement in equity market.

Intangibles and Goodwill

Other intangibles were comprised of a distribution agreement, the trade name and the non-compete agreement. At December 31, 2008, the Company made a business decision to commence selling similar products on affiliate companies through the ML&Co distribution channel instead of continuing to sell new variable annuities on the Company. As a result of this decision, an impairment charge was taken for the entire unamortized other intangible balance ($76,161) and the majority of the goodwill balance ($139,301) except for the amount related to the Company’s state licenses at December 31, 2008.

Note 5. Variable Contracts Containing Guaranteed Benefits

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

•

In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years from contract issue that must elapse before the GMIB provision can be exercised.

•

Contracts containing GMWB provisions provide the contract owner the ability to withdraw minimum annual payments regardless of the impact of market performance on the contract owner’s account value. In general, withdrawal percentages are based on the contract owner’s age at the time of the first withdrawal.

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2010
Net amount at risk (a)	$1,210,744	$4,038	$112,188

Average attained age of contract owners	71	62	71

Weighted average period remaining until expected annuitization	n/a	4.4 yrs	n/a

2009
Net amount at risk (a)	$1,415,524	$7,024	$150,197

Average attained age of contract owners	71	61	69

Weighted average period remaining until expected annuitization	n/a	3.9 yrs	n/a

(a)	Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the present value of the minimum guaranteed withdrawals available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date.

The Company records liabilities for contracts containing GMDB and GMIB as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income. The GMDB and GMIB liabilities are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and policyholder behavior assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC.

The Company regularly evaluates the estimates used and adjusts the GMDB and/or GMIB liability balances with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that earlier assumptions should be revised.

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2009	$145,889	$18,535

Guaranteed benefits incurred	43,197	18,781
Guaranteed benefits paid	(52,139)	—
Unlocking	8,586	1,853

Balance, December 31, 2009	145,533	39,169

Guaranteed benefits incurred	37,790	17,659
Guaranteed benefits paid	(52,620)	—
Unlocking	(16,175)	(24,837)

Balance, December 31, 2010	$114,528	$31,991

During 2010, the decrease in the GMDB and GMIB liabilities was primarily due to the favorable equity market movements which resulted in favorable unlocking. During 2009, the small decline in the GMDB liability was primarily due to equity market improvements partially offset by revisions to policyholder behavior assumptions. During 2009, the increase in the GMIB liability was primarily due to revisions to policyholder behavior assumptions partially offset by the favorable impact of improved equity markets in the latter half of 2009.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Other	Total
2010
GMDB only	$1,747,254	$724,402	$572,646	$181,287	$13,613	$3,239,201
GMDB and GMIB	1,176,172	319,345	412,524	42,179	59,789	2,010,009
GMDB and GMWB	402,243	78,407	187,420	3,003	56,619	727,693
GMWB only	158,919	30,298	73,160	1,937	22,279	286,592
GMIB only	91,976	15,238	48,236	3,131	10,718	169,300
No guaranteed benefit	14,885	3,829	16,757	2,057	1,814	39,341

Total	$3,591,449	$1,171,519	$1,310,743	$233,594	$164,832	$6,472,136

2009
GMDB only	$1,786,028	$768,644	$571,784	$238,924	$4,824	$3,370,204
GMDB and GMIB	1,183,035	354,188	404,155	58,510	14,107	2,013,995
GMDB and GMWB	425,882	78,613	188,216	4,312	7,698	704,721
GMWB only	165,990	29,866	75,097	1,809	2,995	275,757
GMIB only	97,595	14,463	44,919	1,866	2,452	161,295
No guaranteed benefit	16,518	4,357	15,703	2,264	1,150	39,992

Total	$3,675,048	$1,250,131	$1,299,874	$307,685	$33,226	$6,565,964

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2010	2009
Balanced	$730,732	$733,429
Equity	560,785	562,073
Bond	218,621	228,272
Money Market	180,759	224,095

Total	$1,690,897	$1,747,869

Note 6. Federal Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	2010	2009	2008
Provisions for income taxes computed at Federal statutory rate (35%)	$39,606	$(38,911)	$(79,190)
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(9,275)	(8,890)	(7,420)
Tax credits	(1,588)	(1,386)	(884)
Valuation allowance on deferred tax assets	(52,555)	145,504	—
Provision to return adjustment	(2,702)	(7,955)	—
Uncertain tax positions	676	3,623	—
Tax goodwill amortization	(198)	—	(431)
Other	1,334	(57)	6

Federal income tax provision	$(24,702)	$91,928	$(87,919)

Effective tax rate	-22%	-83%	39%

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2010	2009
Deferred tax assets
DAC	$85,512	$101,822
Net operating and capital loss carryforward	105,802	68,655
Intangible assets	59,367	64,582
Investment adjustments	—	11,144
Policyholder account balances	—	20,525
Liability for guaranty fund assessments	1,790	1,741
Tax credits	7,163	9,479
Other	3,031	(477)

Total deferred tax assets	262,665	277,471
Valuation allowance	(92,950)	(145,504)

Net deferred tax assets	169,715	131,967

Deferred tax liabilities
Book VOBA	117,193	131,077
Policyholder account balance	21,332	—
Investment adjustments	26,723	—

Total deferred tax liabilities	165,248	131,077

Total net deferred tax asset	$4,467	$890

The valuation allowance for deferred tax assets at December 31, 2010 and 2009 was $92,950 and $145,504, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $4,299 (gross $12,283) and $3,623 (gross $10,351), respectively, that should not be recognized at December 31, 2010 and 2009, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2010	2009
Unrecognized tax benefits, opening balance	$3,623	$—
Additions for tax positions of prior years	676	3,623

Unrecognized tax benefits, ending balance	$4,299	$3,623

At December 31, 2010 and 2009, the Company had an operating loss carryforward for federal income tax purposes of $290,009 (net of the ASC 740 reduction of $12,283) and $176,009 (net of the ASC 740 reduction of $10,351), respectively, with a carryforward period of fifteen years that expire at various dates up to 2024. In addition, at December 31, 2010 and 2009, the Company also has a capital loss carryforward for federal income tax purposes of $3,597 and $9,796, respectively, with a carryforward period of five years that will expire at various dates up to 2014. At December 31, 2010 and 2009, the Company had a foreign tax credit carryforward of $4,645 and $5,810, respectively, with a carryforward period of ten years that will expire at various dates up to 2020. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $2,518 and $3,668, respectively, at December 31, 2010 and 2009, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company hasn’t incurred or recognized any penalties in its financial statements at December 31, 2010 and 2009, respectively. The Company recognized interest expense of ($119) and $119 at December 31, 2010 and 2009, respectively. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

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

The Company’s statutory net income (loss) for the years ended December 31, 2010, 2009 and 2008 was $181,242, $225,287 and ($259,862), respectively.

Statutory capital and surplus at December 31, 2010 and 2009 was $813,142 and $599,014, respectively. At December 31, 2010 and 2009, approximately $209,128 and $282,663, respectively of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2010 and 2009, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2010 and 2009, based on the RBC formula, the Company’s total adjusted capital level was above the minimum amount of capital required to avoid regulatory action.

Note 8. Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At December 31, 2010, the Company has recaptured the majority of its life reinsurance which had started in the second quarter of 2008.

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2010 and 2009, reinsurance receivables were $4,158 and $35,806 respectively, primarily related to the recapture of life reinsurance and refined calculations in conjunction with system conversions. In addition, in 2010, the Company established a reinsurance reserve on a portion of the recapture of the life reinsurance of $780. There was no reinsurance reserve at December 31, 2009.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

At December 31, 2010, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$6,784,614	$1,365,527	$677	$5,419,764	0.01%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2010, 44% and 13% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2009, 45% and 12% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At December 31, 2010, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2010, 2009 and 2008, the Company incurred $10,040, $24,844 and $5,221, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On April 29, 2010, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that was paid off in December 2010. On June 29, 2009, the Company had an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that was paid off in April 2010. At December 2008, the Company was not party to any outstanding intercompany short-term notes receivable. During 2010, 2009 and 2008, the Company accrued and/or received $134, $108 and $1,669 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2010, 2009 and 2008, the Company incurred $151, $163 and $70, respectively, under this agreement. There were no mortgage loan origination fees during 2010 and 2009, respectively. Mortgage loan origination fees of $25 were capitalized and included on the Balance Sheet under mortgage loans on real estate during 2008. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2010, 2009 and 2008, the Company incurred $2,136, $2,207 and $2,029, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2010, 2009 and 2008, the Company incurred $33,844, $47,569 and $29,734, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2010, the Company incurred $69 in expenses under this agreement. During 2009, the Company did not incur any expenses or receive any revenue under these agreements. During 2008, the Company received $25 in revenue under these agreements. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized, while revenue received is included in policy charge revenue.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2010, 2009 and 2008, the Company received $191, $44 and $8, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2010, 2009 and 2008, the Company incurred $50, $268 and $257, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During 2010, the Company sold $48,177 and $3,909 of fixed maturity AFS securities and mortgage loans on real estate, respectively, to affiliated companies. During 2009, the Company sold $78,525 and $2,961 of fixed maturity AFS securities and mortgage loans on real estate, respectively, to affiliated companies. During 2008, the Company purchased $204,892 and $68,794 of fixed maturities AFS securities and mortgage loans on real estate, respectively, from affiliates. During 2008, the Company sold $34,959 of fixed maturities AFS securities to an affiliated company.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2010 and 2009, the Company’s estimated liability for future guaranty fund assessments was $5,114 and $4,974, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 11. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contribution to select Statements of Income information:

	Annuity	Life Insurance	Total
2010
Net revenues (a)	$152,570	$76,183	$228,753
Amortization and impairment of VOBA	17,379	2,974	20,353
Policy benefits (net of reinsurance recoveries)	(628)	31,258	30,630
Federal income tax expense (benefit)	(24,973)	271	(24,702)
Net income	111,584	26,278	137,862

2009
Net revenues (a)	$101,449	$87,574	$189,023
Amortization and impairment of VOBA	137,232	18,289	155,521
Policy benefits (net of reinsurance recoveries)	22,043	29,061	51,104
Federal income tax expense	34,469	57,459	91,928
Net loss	(174,999)	(28,102)	(203,101)

2008
Net revenues (a)	$215,884	$96,214	$312,099
Amortization and impairment of VOBA	22,664	15,007	37,671
Policy benefits (net of reinsurance recoveries)	161,650	28,928	190,578
Federal income tax expense (benefit)	(94,215)	6,296	(87,919)
Net income (loss)	(158,462)	20,123	(138,339)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2010
Annuity	$8,160,531	$567,834
Life Insurance	3,331,162	1,379,747

Total	$11,491,693	$1,947,581

2009
Annuity	$7,836,365	$641,030
Life Insurance	3,776,587	1,457,865

Total	$11,612,952	$2,098,895

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: March 25, 2011	By:	*
Eric J. Martin
Vice President, Treasurer, Chief Financial Officer, and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director and President	March 25, 2011

* Robert R. Frederick	Director and Senior Vice President	March 25, 2011

* John T. Mallett	Director and Vice President	March 25, 2011

* Frank A. Camp	Director, Secretary and Senior Vice President	March 25, 2011

* Eric J. Martin	Director, Vice President, Treasurer, Chief Financial Officer, and Controller	March 25, 2011

/s/ Darin D. Smith Darin D. Smith	Vice President and Assistant Secretary	March 25, 2011

*By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.

4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.

4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.11a	Individual Retirement Account Endorsement, ML-AY-365 190	Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190	Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Exhibit 10.17

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Exhibit 10.18

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

24.2	Powers of Attorney for Thomas A. Swank and Frank A. Camp.	Exhibit 24.2

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

EXHIBIT INDEX

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.

24.2	Powers of Attorney for Thomas A. Swank and Frank A. Camp.

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.