Form 10-Q
period 2011-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2011-05-12
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;

33-58303; 333-33863; 333-34192; 333-133223; 333-133225

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(Exact name of Registrant as specified in its charter)

ARKANSAS	91-1325756
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	000000000000	000000000000
(dollars in thousands, except share data)	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $1,619,407; 2010 - $1,565,004)	$1,677,131	$1,628,394
Fixed maturity trading securities	11,880	23,138
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $27,644; 2010 - $15,202)	26,092	12,990
Limited partnerships	10,071	9,687
Mortgage loans on real estate	59,550	62,890
Policy loans	814,181	827,638
Derivative assets	7	-

Total investments	2,598,912	2,564,737

Cash and cash equivalents	327,997	308,614
Accrued investment income	38,781	38,121
Deferred policy acquisition costs	29,788	31,437
Deferred sales inducements	6,871	7,270
Value of business acquired	331,954	335,051
Goodwill	2,800	2,800
Federal income taxes - deferred	3,500	4,467
Reinsurance receivables - net	4,645	4,158
Affiliated short-term note receivable	50,000	-
Receivable for investments sold - net	2,045	371
Other assets	33,675	31,635
Separate Accounts assets	8,224,939	8,163,032

Total Assets	$11,655,907	$11,491,693

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

	00000000000000	00000000000000
(dollars in thousands, except share data)	March 31, 2011	December 31, 2010
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,510,472	$1,551,317
Future policy benefits	362,495	362,587
Claims and claims settlement expenses	39,791	33,677

Total policyholder liabilities and accruals	1,912,758	1,947,581

Other policyholder funds	4,211	3,380
Payables for collateral under securities loaned	264,341	160,363
Derivative liabilities	1,247	353
Federal income taxes - current	4,080	4,106
Affiliated payables - net	15,296	11,199
Other liabilities	7,592	5,177
Separate Accounts liabilities	8,224,939	8,163,032

Total Liabilities	10,434,464	10,295,191

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	26,370	27,487
Retained deficit	(174,063)	(200,121)

Total Stockholder’s Equity	1,221,443	1,196,502

Total Liabilities and Stockholder’s Equity	$11,655,907	$11,491,693

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)
Revenues
Policy charge revenue	$51,682	$52,692
Net investment income	32,585	31,247
Net realized investment losses
Other-than-temporary impairment losses on securities	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(72)	(423)

Net other-than-temporary impairment losses on securities recognized in income	(72)	(423)
Net realized investment losses, excluding other-than-temporary impairment losses on securities	(5,693)	(8,440)

Net realized investment losses	(5,765)	(8,863)

Total Revenues	78,502	75,076

Benefits and Expenses
Interest credited to policyholder liabilities	18,651	19,877
Policy benefits (net of reinsurance recoveries: 2011 - $6,420; 2010 - $11,080)	6,309	17,200
Reinsurance premium ceded	3,170	4,707
Amortization (accretion) of deferred policy acquisition costs	1,820	(4,226)
Amortization (accretion) of value of business acquired	4,946	(2,475)
Insurance expenses and taxes	15,721	17,833

Total Benefits and Expenses	50,617	52,916

Income Before Taxes	27,885	22,160

Federal Income Tax Expense (Benefit)
Current	124	578
Deferred	1,703	(578)

Federal Income Tax Expense (Benefit)	1,827	-

Net Income	$26,058	$22,160

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)

Net Income	$26,058	$22,160

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(2,336)	26,510
Reclassification adjustment for gains included in net income	(2,013)	(1,113)

	(4,349)	25,397

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-
Change in previously recognized unrealized other-than-temporary impairments	(729)	843
Reclassification adjustment for other-than-temporary impairments included in net income	72	423

	(657)	1,266

Adjustments
Policyholder liabilities	638	(1,261)
Value of business acquired	2,514	(8,009)
Deferred federal income taxes	737	(6,175)

	3,889	(15,445)

Total other comprehensive income (loss), net of taxes	(1,117)	11,218

Comprehensive Income	$24,941	$33,378

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	0000000000000000	0000000000000000
(dollars in thousands)	March 31, 2011	December 31, 2010
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$27,487	$(10,104)
Total other comprehensive income (loss), net of taxes	(1,117)	37,591

Balance at end of period	$26,370	$27,487

Retained Earnings (Deficit)
Balance at beginning of period	$(200,121)	$(337,983)
Net income	26,058	137,862

Balance at end of period	$(174,063)	$(200,121)

Total Stockholder’s Equity	$1,221,443	$1,196,502

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	000000000000	000000000000
	Three Months Ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,058	$22,160
Adjustment to reconcile net income to net cash and cash equivalents provided by operating activities
Changes in:
Deferred policy acquisition costs	1,649	(4,500)
Deferred sales inducements	399	(1,013)
Value of business acquired	4,946	(2,475)
Benefit reserves	(11,722)	(1,546)
Federal income tax accruals	1,677	(2,900)
Claims and claims settlement expenses	6,114	10,925
Other policyholder funds	831	(3,162)
Other operating assets and liabilities, net	1,653	19,585
Amortization (accretion) of investments	207	(8)
Limited partnership asset distributions	(464)	-
Interest credited to policyholder liabilities	18,651	19,877
Net change in fixed maturity trading securities	(1,185)	-
Net realized investment losses	5,765	8,863

Net cash and cash equivalents provided by operating activities	54,579	65,806

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	62,197	90,113
Maturities of available-for-sale securities and mortgage loans	32,572	62,116
Purchases of available-for-sale securities	(156,466)	(425,125)
Sales of trading securities	12,443	-
Sales of limited partnerships	987	-
Change in affiliated short-term note receivable	(50,000)	-
Change in payable for collateral under securities loaned	103,978	47,914
Changes in derivative asset	(7)	-
Changes in derivative liability	894	-
Policy loans on insurance contracts, net	13,457	11,712
Net settlement on futures contracts	(7,116)	(9,384)
Other	(908)	(1,188)

Net cash and cash equivalents provided by (used in) investing activities	$12,031	$(223,842)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	000000000	000000000
	Three Months Ended March 31,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$7,935	$11,564
Policyholder withdrawals	(55,162)	(61,118)

Net cash and cash equivalents used in financing activities	(47,227)	(49,554)

Net increase (decrease) in cash and cash equivalents (1)	19,383	(207,590)
Cash and cash equivalents, beginning of year	308,614	428,848

Cash and cash equivalents, end of period	$327,997	$221,258

(1) Included in net increase (decrease) in cash and cash equivalents is interest received (2011 - $1; 2010 - $36); interest paid (2011 - $5; 2010 - $8); and Federal income taxes paid (2011 - $150; 2010 - $2,900).

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

For a complete discussion of the Company’s 2010 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The interim Financial Statements for the three months are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2010 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures

On January 1, 2011, the Company adopted guidance (Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurements) requiring separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

ASC 944, Financial Services—Insurance

On January 1, 2011, the Company adopted guidance (ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments) clarifying that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The adoption did not have a material impact on the Company’s results of operations and financial position.

ASC 350, Intangibles—Goodwill and Other

On January 1, 2011, the Company adopted guidance (ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts), which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The adoption did not have a material impact on the Company’s results of operations and financial position.

ASC 310, Receivables

On April 1, 2011, the Company early adopted guidance retrospectively to January 1, 2011, (ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring), which provides clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Additionally, the Company is now required to provide the previously deferred qualitative and quantitative disclosures about troubled debt restructurings in accordance with ASU 2010-20, including how financing receivables were modified and the financial effects of the modifications. The adoption did not have a material impact on the Company’s results of operations and financial position.

Accounting Guidance Adopted in 2010

ASC 310, Receivables

The Company adopted guidance (ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) which requires new and expanded financial statement disclosures for the period ended December 31, 2010. An entity is required to provide qualitative and quantitative disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables. In addition, the disclosures must be disaggregated by portfolio segment or class of financing receivable based on how a company develops its allowance for credit losses and how it manages its credit exposure. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position. In January 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that deferred the disclosures relating to troubled debt restructuring.

ASC 820, Fair Value Measurements and Disclosures

The Company adopted guidance (ASU 2010-06, Improving Disclosures about Fair Value Measurements) which included new disclosures and clarifications of existing disclosures about fair value measurements for the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarifies the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarified that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Future Adoption of Accounting Guidance

ASC 944, Financial Services—Insurance

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and is currently evaluating its impact on the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,129,700	$-	$1,129,700
Asset-backed securities	-	93,601	10,960	104,561
Commercial mortgage-backed securities	-	139,157	-	139,157
Residential mortgage-backed securities	-	92,487	2,519	95,006
Municipals	-	1,269	-	1,269
Government and government agencies
United States	197,730	-	-	197,730
Foreign	3,617	6,091	-	9,708

Total fixed maturity AFS securities (a)	201,347	1,462,305	13,479	1,677,131
Fixed maturity trading securities (a) - corporate securities	-	11,880	-	11,880
Equity securities (a)
Banking securities	-	20,055	-	20,055
Other financial services securities	-	512	-	512
Industrial securities	-	5,525	-	5,525

Total equity securities (a)	-	26,092	-	26,092
Cash equivalents (b)	-	339,178	-	339,178
Derivative assets (f)	-	7	-	7
Limited partnerships (c)	-	-	10,000	10,000
Separate Accounts assets (d)	8,224,939	-	-	8,224,939

Total assets	$8,426,286	$1,839,462	$23,479	$10,289,227

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(25,786)	$(25,786)
Derivative liabilities (f)	-	1,247	-	1,247

Total liabilities	$-	$1,247	$(25,786)	$(24,539)

	0000000000	0000000000	0000000000	0000000000
	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,120,976	$-	$1,120,976
Asset-backed securities	-	91,209	11,244	102,453
Commercial mortgage-backed securities	-	139,330	504	139,834
Residential mortgage-backed securities	-	101,262	2,886	104,148
Municipals	-	1,475	-	1,475
Government and government agencies
United States	149,652	-	-	149,652
Foreign	3,699	6,157	-	9,856

Total fixed maturity AFS securities (a)	153,351	1,460,409	14,634	1,628,394
Fixed maturity trading securities (a) - corporate securities	-	23,138	-	23,138
Equity securities (a)
Banking securities	-	7,054	-	7,054
Other financial services securities	-	520	-	520
Industrial securities	-	5,416	-	5,416

Total equity securities (a)	-	12,990	-	12,990
Cash equivalents (b)	-	317,321	-	317,321
Limited partnerships (c)	-	-	9,415	9,415
Separate Accounts assets (d)	8,163,032	-	-	8,163,032

Total assets	$8,316,383	$1,813,858	$24,049	$10,154,290

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(25,416)	$(25,416)
Derivative liabilities (f)	-	353	-	353

Total liabilities	$-	$353	$(25,416)	$(25,063)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. Government Agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. Additionally, these models provide value to the monoline insurer whereas third party pricing vendors or brokers do not place value on the monoline insurer. At March 31, 2011, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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

(f)

Derivative assets and liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e. strike) multiplied by the notional value of the swap.

During 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$9,415	$14,634	$7,604	$37,041

Change in unrealized gains (losses) (b)	-	463	-	4,125
Purchases	-	-	-	27,941
Sales	(786)	(1,130)	(712)	(3,781)
Transfers into Level 3	-	4	-	3,256
Transfers out of Level 3	-	(504)	-	(54,058)
Changes in valuation (c)	907	12	2,137	110
Net realized investment gains (losses) (d)	464	-	386	-

Balance at end of period (a)	$10,000	$13,479	$9,415	$14,634

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at March 31, 2011 was primarily due to sales and availability of market observable data (Level 2). At December 31, 2010, the decrease was also due to an increase in market activity.

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.4% at March 31, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$31,001	$(56,417)	$45,987	$(58,746)

Changes in interest rates (a)	(7,877)	5,354	20,355	(8,533)
Changes in equity markets (a)	(1,553)	3,706	(10,022)	4,653
Other (a)	-	-	(25,319)	6,209

Balance at end of period (b)	$21,571	$(47,357)	$31,001	$(56,417)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2011, the decrease in the GMWB and GMIB reinsurance was primarily driven by increase in risk neutral rates and favorable equity market performance. During 2010, the decrease in the GMWB and GMIB reinsurance was principally driven by the improved equity markets and updated policyholder behavior assumptions offset by a decline in risk neutral rates.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2011 and December 31, 2010 were:

	March 31, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,082,617	$51,280	$(4,197)	$1,129,700
Asset-backed securities	104,114	7,294	(6,847)	104,561
Commercial mortgage-backed securities	130,268	8,928	(39)	139,157
Residential mortgage-backed securities	95,825	2,668	(3,487)	95,006
Municipals	1,262	8	(1)	1,269
Government and government agencies
United States	196,360	3,396	(2,026)	197,730
Foreign	8,961	747	-	9,708

Total fixed maturity AFS securities	$1,619,407	$74,321	$(16,597)	$1,677,131

Equity securities - preferred stocks
Banking securities	$21,688	$242	$(1,875)	$20,055
Other financial services securities	165	347	-	512
Industrial securities	5,791	-	(266)	5,525

Total equity securities	$27,644	$589	$(2,141)	$26,092

	December 31, 2010
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,069,082	$55,530	$(3,638)	$1,120,974
Asset-backed securities	102,964	7,062	(7,572)	102,454
Commercial mortgage-backed securities	131,362	8,501	(29)	139,834
Residential mortgage-backed securities	104,486	3,145	(3,483)	104,149
Municipals	1,462	13	-	1,475
Government and government agencies
United States	146,585	4,771	(1,704)	149,652
Foreign	9,063	794	-	9,856

Total fixed maturity AFS securities	$1,565,004	$79,816	$(16,426)	$1,628,394

Equity securities - preferred stocks
Banking securities	$9,246	$-	$(2,192)	$7,054
Other financial services securities	165	355	-	520
Industrial securities	5,791	-	(375)	5,416

Total equity securities	$15,202	$355	$(2,567)	$12,990

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in Other Comprehension Income (“OCI”)-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2011 and December 31, 2010 were:

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,546,022	$1,610,202	$1,484,533	$1,555,503
Below investment grade	73,385	66,929	80,471	72,891

Total fixed maturity AFS securities	$1,619,407	$1,677,131	$1,565,004	$1,628,394

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to Standard & Poor’s (“S&P”) BBB- or higher (or similar rating agency). At March 31, 2011 and December 31, 2010 the estimated fair value of fixed maturity securities rated BBB- were $72,710 and $55,760, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2011 and December 31, 2010 by contractual maturities were:

	March 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$8,956	$8,983	$8,271	$8,350
Due after one year through five years	241,629	255,215	250,194	263,865
Due after five years through ten years	807,698	837,657	823,396	858,024
Due after ten years	230,916	236,552	144,331	151,718

	1,289,199	1,338,407	1,226,192	1,281,957
Mortgage-backed securities and other asset-backed securities	330,208	338,724	338,812	346,437

Total fixed maturity AFS securities	$1,619,407	$1,677,131	$1,565,004	$1,628,394

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2011 there was $421 of investment income on fixed maturity trading securities and $906 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of $271 during the three months ended March 31, 2011 on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010 were as follows:

	000000000000	000000000000	000000000000
	March 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$99,456	$103,263	$(3,807)
Asset-backed securities	5,065	5,065	-
Commercial mortgage-backed securities	5,341	5,380	(39)
Residential mortgage-backed securities	6,226	6,516	(290)
Municipals	925	926	(1)
Government and government agencies - United States	3,505	3,566	(61)
Equity securities - banking securities	2,610	2,616	(6)

Total fixed maturity and equity securities	123,128	127,332	(4,204)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	5,220	5,364	(144)
Asset-backed securities	2,746	2,804	(58)
Residential mortgage-backed securities	2,572	2,907	(335)

Total fixed maturity and equity securities	10,538	11,075	(537)

Greater than one year
Fixed maturity AFS securities
Corporate securities	7,118	7,363	(245)
Asset-backed securities	12,829	19,618	(6,789)
Residential mortgage-backed securities	15,037	17,900	(2,863)
Government and government agencies - United States	30,470	32,435	(1,965)
Equity securities
Banking securities	4,762	6,631	(1,869)
Industrial securities	5,525	5,791	(266)

Total fixed maturity and equity securities	75,741	89,738	(13,997)

Total fixed maturity and equity securities	$209,407	$228,145	$(18,738)

	0000000000	0000000000	0000000000
	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$69,662	$72,628	$(2,966)
Asset-backed securities	10,276	10,297	(21)
Commercial mortgage-backed securities	1,022	1,051	(29)
Residential mortgage-backed securities	9,371	10,074	(703)
Government and government agencies - United States	644	656	(12)
Equity securities - banking securities	2,558	2,616	(58)

Total fixed maturity and equity securities	93,533	97,322	(3,789)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities - corporate securities	5,205	5,366	(161)

Total fixed maturity and equity securities	5,205	5,366	(161)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,553	12,064	(511)
Asset-backed securities	15,001	22,552	(7,551)
Residential mortgage-backed securities	15,499	18,279	(2,780)
Government and government agencies - United States	30,846	32,538	(1,692)
Equity securities
Banking securities	4,497	6,631	(2,134)
Industrial securities	5,416	5,791	(375)

Total fixed maturity and equity securities	82,812	97,855	(15,043)

Total fixed maturity and equity securities	$181,550	$200,543	$(18,993)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 95 and 74 at March 31, 2011 and December 31, 2010, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at March 31, 2011 and December 31, 2010 were as follows:

	0000000000	0000000000	0000000000
	March 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$1	$(0)	1
Greater than one year	16,039	(8,414)	5

Total	$16,040	$(8,414)	6

Decline > 40%
Greater than one year	$1,589	$(1,147)	1

Total	$1,589	$(1,147)	1

	0000000000	0000000000	0000000000
	December 31, 2010
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$995	$(314)	1
Greater than one year	15,849	(9,467)	6

Total	$16,844	$(9,781)	7

Decline > 40%
Greater than one year	$4,284	$(2,969)	2

Total	$4,284	$(2,969)	2

(1) Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the three months ended March 31, 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income, net of taxes, at March 31, 2011 and December 31, 2010 was as follows:

	March 31, 2011	December 31, 2010
Assets
Fixed maturity securities	$57,724	$63,390
Equity securities	(1,552)	(2,212)
Value of business acquired	(17,315)	(19,829)

	38,857	41,349

Liabilities
Policyholder account balances	2,025	1,387
Federal income taxes - deferred	(14,512)	(15,249)

	(12,487)	(13,862)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$26,370	$27,487

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums during the three months ended March 31, 2011 and 2010.

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at March 31, 2011 and December 31, 2010 was $63,237 and $66,713, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at March 31, 2011 and December 31, 2010 was $31 and $33, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at March 31, 2011. There was one impaired mortgage loan at December 31, 2010, with a specific reserve of $633 with an unpaid principal balance of $3,275. As this loan was impaired at December 31, 2010, there was no interest income recorded subsequent to the impairment. The impaired mortgage loan was sold during 2011 resulting in a recovery of $163. The change in the credit loss allowances on mortgage loans by type of property at March 31, 2011 and December 31, 2010 was as follows:

Commercial	March 31, 2011	December 31, 2010
Beginning balance	$666	$41

Charge offs	(633)	(889)
Provision	(3)	1,514

Ending balance	$31	$666

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, California and Washington which account for approximately 75% of mortgage loans at March 31, 2011.

The credit quality of mortgage loans by type of property at March 31, 2011 and December 31, 2010 was as follows:

Commercial	March 31, 2011	December 31, 2010
AAA - AA	$28,051	$24,709
A	19,565	26,026
BBB	11,965	12,188

Total mortgage loans on real estate	59,581	62,923
General reserve	(31)	(33)

Total mortgage loans on real estate, net	$59,550	$62,890

The credit quality for the commercial mortgage loans was determined based on an internal credit rating model which assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating which is intended to align with S&P ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, adequate reserves for loan losses have been established to cover those risks.

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at March 31, 2011 and December 31, 2010 was $814,181 and $827,638, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Securities Lending

The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at March 31, 2011 and December 31, 2010 was $250,943 and $150,463, respectively. The estimated fair value of securities out on loan at March 31, 2011 and December 31, 2010 was $256,779 and $156,440, respectively.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. The Company also entered into variance swaps during 2010 to hedge the costs of the volatility of the S&P market. At March 31, 2011, the Company had 330 outstanding short futures contracts with a notional value of $108,983. At March 31, 2011, the Company had two variance swaps with a notional value of $5 and a net fair value of ($1,240). The Company recognized $1,492 of realized losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three months ended March 31, 2011. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company had two variance swaps with a notional value of $7 and a net fair value of ($353). The Company recognized $353 of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during 2010.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2011	2010
Proceeds	$59,397	$90,113
Gross realized investment gains	1,932	2,371
Gross realized investment losses	(26)	(163)

Proceeds on the sale of AFS securities sold at a realized loss	1,026	23,122

Net realized investment gains (losses) for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2011	2010
Fixed maturity AFS securities	$1,834	$1,786
Equity securities	18	-
Mortgages	164	(5)
Derivatives - futures	(7,116)	(9,384)
Adjustment related to value of business acquired	(665)	(1,260)

Net realized investment gains (losses)	$(5,765)	$(8,863)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2011 and December 31, 2010:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Balance at beginning of period	$2,014	$1,445
Credit loss impairment recognized in the current period on securities not previously impaired	-	996
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	72	423
Accretion of credit loss impairments previously recognized	(340)	(850)

Balance at end of period	$1,746	$2,014

The components of OTTI reflected in the Statements of Income for the three months ended March 31 was as follows:

	00000000000000	00000000000000	00000000000000
	Three Months Ended March 31, 2011
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$72	$-	$72
Value of business acquired amortization	-	-	-

Net OTTI losses	$72	$-	$72

	Three Months Ended March 31, 2010
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$423	$-	$423
Value of business acquired amortization	-	-	-

Net OTTI losses	$423	$-	$423

For the three months ended March 31, 2011 and 2010, the Company’s impairment losses recognized in the Statements of Income were $72 and $423, respectively, with no associated value of business acquired amortization. For the three months ended March 31, 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security due to an adverse change in cash flows. For the three months ended March 31, 2010, the Company impaired its holding of a previously OCI impaired 2007 vintage subprime mortgage asset-backed security for $423 due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”) and Deferred Sales Inducements

(“DSI”)

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

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	March 31, 2011	December 31, 2010	March 31, 2010

Gross short-term equity growth rate for five years	9.00%	9.00%	6.75%

Gross long-term growth rate	9.00%	9.00%	9.00%

The change in carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2011	2010
Amortization expense	$(7,573)	$(4,465)
Unlocking	2,627	6,940
Adjustment related to realized gains on investments	(665)	(1,260)
Adjustment related to unrealized (gains) losses and OTTI on investments	2,514	(8,009)

Change in VOBA carrying amount	$(3,097)	$(6,794)

During the three months ended March 31, 2011, continued favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking. During the three months ended March 31, 2010, increased annuity gross profits, partially offset by increased life claims, resulted in amortization expense. The amortization expense was offset by positive unlocking which was generated by improved equity markets, thereby resulting in net accretion expense.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2011	2010
Capitalization	$171	$274
Accretion (amortization) expense	(1,444)	4,261
Unlocking	(376)	(35)

Change in DAC carrying amount	$(1,649)	$4,500

	Three Months Ended
	March 31,
DSI	2011	2010
Capitalization	$14	$5
Accretion (amortization) expense	(334)	1,003
Unlocking	(79)	5

Change in DSI carrying amount	$(399)	$1,013

During the three months ended March 31, 2011, DAC and DSI amortization was impacted by continued favorable equity market performance partially offset by higher than expected hedge costs. During the three months ended March 31, 2010, negative cash flows from derivative losses decreased current gross profits resulted in DAC and DSI accretion.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2011	2010
Guaranteed benefits incurred	$8,406	$9,478
Guaranteed benefits paid	(8,546)	(9,896)
Unlocking	(9,212)	(4,256)

Total	$(9,352)	$(4,674)

	Three Months Ended March 31,
GMIB	2011	2010
Guaranteed benefits incurred	$2,905	$4,638
Unlocking	(4,889)	(1,596)

Total	$(1,984)	$3,042

During the three months ended March 31, 2011, continued favorable equity market performance resulted in a decrease in estimated future benefits causing more favorable unlocking as compared to the same period in 2010.

The variable annuity GMDB liability at March 31, 2011 and December 31, 2010 was $105,176 and $114,528, respectively. The variable annuity GMIB liability at March 31, 2011 and December 31, 2010 was $30,007 and $31,991, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2011 and 2010, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was 7% and 0% for the three months ended March 31, 2011 and 2010, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

The valuation allowance for deferred tax assets at March 31, 2011 and December 31, 2010 was $87,287 and $92,950, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $4,299 (gross $12,283), that should not be recognized at March 31, 2011 and December 31, 2010, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,	December 31,
	March 31, 2011	December 31, 2010
Unrecognized tax benefits, opening balance	$4,299	$3,623
Additions for tax positions of prior years	-	676

Unrecognized tax benefits, ending balance	$4,299	$4,299

At March 31, 2011 and December 31, 2010, the Company had an operating loss carryforward for federal income tax purposes of $288,216 (net of the ASC 740 reduction of $12,283) and $290,009 (net of the ASC 740 reduction of $12,283), respectively, with a carryforward period of fifteen years that expire at various dates up to 2023. In addition, at March 31, 2011 and December 31, 2010, the Company also has a capital loss carryforward for federal income tax purposes of $1,031 and $3,597, respectively, with a carryforward period of five years that will expire at various dates up to 2014. At March 31, 2011 and December 31, 2010, the Company had a foreign tax credit carryforward of $4,654 and $4,645, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $2,642 and $2,518 at March 31, 2011 and December 31, 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company hasn’t incurred or recognized any penalties in its financial statements at March 31, 2011 and December 31, 2010, respectively. The Company recognized interest expense of $1 and ($119) at March 31, 2011 and December 31, 2010, respectively. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2009 and 2008, but no examination by the Internal Revenue Service has commenced.

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

The Company’s statutory net income for the three months ended March 31, 2011 and 2010 was $43,249 and $51,565, respectively. Statutory capital and surplus at March 31, 2011 and December 31, 2010 was $875,095 and $813,142, respectively.

During the first quarter 2011 and 2010, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2011 and December 31, 2010, reinsurance receivables were $4,645 and $4,158 respectively. At March 31, 2011 and December 31, 2010, the reinsurance reserve was $780, respectively.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2011, 43% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2010, 44% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At March 31, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2011 and 2010, the Company incurred $2,191 and $5,764, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that is due March 30, 2012. On April 29, 2010, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that was paid off in December 2010. On June 29, 2009, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that was paid off in April 2010. During the three months ended March 31, 2011 and 2010, the Company accrued and/or received less than $1 and $73 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2011 and 2010, the Company incurred $34 and $38, respectively, under this agreement. There were no mortgage loan origination fees during the three months ended March 31, 2011 and 2010, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2011 and 2010, the Company incurred $549 and $416, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2011 and 2010, the Company incurred $11,594 and $9,312, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2011, the Company incurred $107 in expenses under this agreement. During the three months ended March 31, 2010, the Company did not incur any expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2011 and 2010, the Company received $469 and $46, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three months ended March 31, 2011 and 2010, the Company incurred $6 and $10, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three months ended March 31, 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies. During the three months ended March 31, 2010, the Company sold $48,177 of fixed maturity AFS securities to affiliated companies.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	000000000000	000000000000	000000000000
	Annuity	Life Insurance	Total
March 31, 2011
Net revenues (a)	$39,911	$19,940	$59,851
Amortization (accretion) of VOBA	6,472	(1,526)	4,946
Policy benefits (net of reinsurance recoveries)	(2,761)	9,070	6,309
Federal income tax expense (benefit)	(266)	2,093	1,827
Net income	19,386	6,672	26,058

March 31, 2010
Net revenues (a)	$35,657	$19,542	$55,199
Amortization (accretion) of VOBA	1,851	(4,326)	(2,475)
Policy benefits (net of reinsurance recoveries)	6,135	11,065	17,200
Federal income tax expense (benefit)	(931)	931	-
Net income	15,633	6,527	22,160

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2010 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Deposits

Total direct deposits (including internal exchanges) were $9.6 million and $12.5 million for the three months ended March 31, 2011 and 2010, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during the three months ended March 31, 2011 and 2010 were $1.7 million and $0.9 million, respectively.

Financial Condition

At March 31, 2011, the Company’s assets were $11.7 billion or $164.2 million higher than the $11.5 billion in assets at December 31, 2010. Assets excluding Separate Accounts assets increased $102.3 million. Separate Accounts assets, which represent 71% of total assets, increased $61.9 million to $8.2 billion.

Changes in Separate Accounts assets were as follows:

(dollars in millions)	Three Months Ended March 31, 2011

Investment performance	$340.1
Deposits	9.3
Policy fees and charges	(45.5)
Surrenders, benefits and withdrawals	(242.0)

Net change	$61.9

During the first three months of 2011 and 2010, fixed contract owner deposits were $0.1 million and $0.1 million, respectively, and fixed contract owner withdrawals were $30.4 million and $32.1 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2011 with increases of 6%, 5% and 5%, respectively, from December 31, 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 78% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During the three months ended March 31, 2011, average variable account balances decreased $0.1 billion (or 1%) to $8.1 billion as compared to the same period in 2010. The decrease in average variable account balances contributed $0.4 million to the decrease in asset-based policy charge revenue during the three months ended March 31, 2011 as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2011	2010

Average medium term interest rate yield (a)	1.11%	1.15%
Increase (decrease) in medium term interest rates (in basis points)	14	(28)
Credit spreads (in basis points) (b)	147	160
Contracting of credit spreads (in basis points)	(28)	(40)

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$(5.0)	$26.7
Interest-sensitive policyholder liabilities	0.6	(1.3)

Net change on market valuations	$(4.4)	$25.4

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2010 Annual Report on Form 10-K.

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

At March 31, 2011 and December 31, 2010, approximately $187.8 million (or 11%) and $184.5 million (or 11%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e. company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either: a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

For the three months ended March 31, 2011 and 2010, the Company recorded an OTTI in income of $0.1 million and $0.4 million, respectively, with no associated value of business acquired amortization.

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

At March 31, 2011 and December 31, 2010, there was $59.6 million and $62.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheet. The estimated fair value of the mortgage loans on commercial real estate at March 31, 2011 and December 31, 2010 was $63.2 million and $66.7 million, respectively. There were no impaired mortgage loans at March 31, 2011. A valuation allowance of $0.6 million was established for an impaired mortgage loan during 2010 which was then sold during 2011 resulting in a recovery of $0.2 million. In addition, during the fourth quarter 2010, a mortgage loan was impaired for $0.6 million and then sold. The general reserve at March 31, 2011 and December 31, 2010 was less than $0.1 million, respectively. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At March 31, 2011 and December 31, 2010, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, and variance swaps to hedge the costs of the volatility of the S&P market. Variance swaps are used in the asset/liability management process to mitigate the gamma risk created when the Company has issued minimum guarantee insurance contracts linked to an index. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e. strike) multiplied by the notional value of the swap. At termination the final fair value is recorded as a realized investment gain (loss) in the Statements of Income. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

At March 31, 2011, the Company had 330 outstanding short futures contracts with a notional amount of $109.0 million. At March 31, 2011, the Company had variance swaps with a notional value of $5.0 thousand and a net fair value of $(1.2) million. The Company recognized $1.5 million of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three months ended March 31, 2011. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company had two variance swaps with a notional value of $7 and a net fair value of $(0.4) million. The Company recognized $0.4 million of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during 2010.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At March 31, 2011 and December 31, 2010, the payable for collateral under securities loaned was $264.3 million and $160.4 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2011 and December 31, 2010, the Company’s VOBA asset was $332.0 million and

$335.1 million, respectively. For the three months ended March 31, 2011 and 2010, the favorable impact to pre-tax income related to VOBA unlocking was $2.6 million and $6.9 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DAC asset of $29.8 million and $31.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2011 and 2010, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.4 million and less than $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At March 31, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DSI asset of $6.9 million and $7.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The short-term equity growth rate and the long-term growth rate for the amortization of VOBA, DAC and DSI were as follows:

	December 31, 2010	December 31, 2010	December 31, 2010
	March 31, 2011	December 31, 2010	March 31, 2010

Gross short-term equity growth rate for five years	9.00%	9.00%	6.75%

Gross long-term growth rate	9.00%	9.00%	9.00%

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2011 and December 31, 2010 were $1.5 billion and $1.6 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2011 and December 31, 2010, future policy benefits were $362.5 million and $362.6 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2011 and December 31, 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	March 31, 2011	December 31, 2010
GMDB liability	$105.2	$114.5
GMIB liability	30.0	32.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2011 and 2010, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $14.1 million and $5.9 million, respectively.

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

At March 31, 2011 and December 31, 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	March 31, 2011	December 31, 2010
GMWB liability	$21.6	$31.0
GMIB reinsurance asset	(47.4)	(56.4)

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

The valuation allowance for deferred tax assets at March 31, 2011 and December 31, 2010 was $87.3 million and $93.0 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2011. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure - Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – adopted January 1, 2011.

•

ASC 944, Financial Services—Insurance – ASU 2010-15, How Investments Held Through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments – clarifies that an insurance entity should not consider any separate account interest held for the benefit of policyholders in an investment to be the insurer’s interest and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation – adopted January 1, 2011.

•

ASC 350, Intangibles—Goodwill and Other – ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts – requires entities with a zero or negative carrying value to perform step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists – adopted January 1, 2011.

•

ASC 310, Receivables – ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring – clarifies when a loan modification or restructuring is considered a troubled debt restructuring – adopted April 1, 2011, applied retrospectively to January 1, 2011.

The following outlines the adoption of accounting guidance in 2010. See Note 1 to the Financial Statements for a further discussion.

•

ASC 820, Fair Value Measurements and Disclosure, ASU 2010-06, Improving Disclosures about Fair Value Measurements – guidance on new disclosures and clarifications of existing disclosures about fair value measurements – adopted January 1, 2010.

•

ASC 310, Receivables, ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) – guidance requires new and expanded disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables – adopted December 31, 2010. In January 2011, the disclosures relating to troubled debt restructurings were deferred by the Financial Accounting Standards Board (“FASB”).

In addition, the following is accounting guidance that will be adopted in the future. See Note 1 to the Financial Statements for a further discussion.

•

ASC 944, Financial Services—Insurance – ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts – will be adopted January 1, 2012.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2011 and December 31, 2010 were:

	March 31, 2011
		Gross Unrealized			% of Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$273.9	$12.9	$(0.3)	$286.5	17%
Industrial	704.1	31.6	(3.4)	732.3	43
Utility	104.6	6.8	(0.5)	110.9	7
Asset-backed securities
Housing related	47.8	2.1	(6.8)	43.1	3
Credit cards	44.3	4.7	-	49.0	3
Structured settlements	4.5	0.2	-	4.7	-
Autos	5.0	0.3	-	5.3	-
Student loan	2.0	-	-	2.0	-
Timeshare	0.5	-	-	0.5	-
Commercial mortgage-backed securities - non agency backed	130.2	8.9	-	139.1	8
Residential mortgage-backed securities
Agency backed	75.1	2.7	(0.3)	77.5	5
Non agency backed	20.7	-	(3.2)	17.5	1
Municipals - tax exempt	1.3	-	-	1.3	-
Government and government agencies
United States	196.4	3.4	(2.1)	197.7	12
Foreign	9.0	0.7	-	9.7	-

Total fixed maturity AFS securities	1,619.4	74.3	(16.6)	1,677.1	99

Equity securities
Banking securities	21.6	0.3	(1.8)	20.1	1
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	5.8	-	(0.3)	5.5	-

Total equity securities	27.6	0.6	(2.1)	26.1	1

Total fixed maturity and equity securities	$1,647.0	$74.9	$(18.7)	$1,703.2	100%

	December 31, 2010
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate bonds
Financial services	$266.9	$12.7	$(0.4)	$279.2	17%
Industrial	698.7	35.1	(2.7)	731.1	45
Utility	103.4	7.7	(0.5)	110.6	7
Asset-backed securities
Housing related	49.8	1.7	(7.6)	43.9	3
Credit cards	40.0	4.8	-	44.8	3
Structured settlements	4.6	0.3	-	4.9	-
Autos	5.0	0.3	-	5.3	-
Student loan	3.0	-	-	3.0	-
Timeshare	0.6	-	-	0.6	-
Commercial mortgage-backed securities - non agency backed	131.3	8.5	-	139.8	9
Residential mortgage-backed securities
Agency backed	82.9	3.1	(0.2)	85.8	5
Non agency backed	21.6	-	(3.3)	18.3	1
Municipals - tax exempt	1.5	-	-	1.5	-
Government and government agencies
United States	146.6	4.8	(1.7)	149.7	9
Foreign	9.1	0.8	-	9.9	1

Total fixed maturity AFS securities	1,565.0	79.8	(16.4)	1,628.4	100

Equity securities
Banking securities	9.2	-	(2.2)	7.0	-
Other financial services securities	0.2	0.4	-	0.6	-
Industrial securities	5.8	-	(0.4)	5.4	-

Total equity securities	15.2	0.4	(2.6)	13.0	-

Total fixed maturity and equity securities	$1,580.2	$80.2	$(19.0)	$1,641.4	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2011.

Seven issuers represent more than 5% of the total unrealized loss position, comprised of four subprime ABS housing holdings, one corporate bond, one U.S. Treasury bond and one RMBS holding. The Company has one investment grade corporate non-convertible security, issued by AT&T Inc. with an unrealized loss of $1.7 million. The Company’s unrealized loss on U.S. government securities is $2.1 million. The Company’s ABS - subprime housing unrealized loss is $4.3 million on holdings that have been impaired to discounted cash flows and $2.5 million on holdings that have never been impaired. The Company’s subprime ABS consist of four below investment grade deals whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. The Company’s RMBS unrealized loss is $2.2 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

At March 31, 2011 and December 31, 2010, approximately $77.5 million (or 33%) and $85.8 million (or 35%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the three months of 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	March 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds
Financial services	$22.8	$23.0	$(0.2)
Industrial	58.6	61.5	(2.9)
Utility	17.1	17.4	(0.3)
Asset-backed securities - credit cards	5.1	5.1	-
Commercial mortgage-backed securities - non agency backed	5.3	5.3	-
Residential mortgage-backed securities - agency backed	6.2	6.5	(0.3)
Municipals - tax exempt	0.9	0.9	-
Government and government agencies - United States	3.5	3.6	(0.1)
Equity securities - banking securities	2.6	2.6	-

Total fixed maturity and equity securities	122.1	125.9	(3.8)

Greater than six months but less than or equal to one year
Corporate bonds - utility	0.2	0.2	-
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$3.0	$3.0	$-

	March 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate bonds
Financial services	$3.9	$4.0	$(0.1)
Utility	2.8	2.9	(0.1)
Government and government agencies - United States	30.5	32.5	(2.0)
Equity securities - industrial securities	5.5	5.8	(0.3)

Total fixed maturity and equity securities	42.7	45.2	(2.5)

Total of all investment grade AFS securities
Corporate bonds
Financial services	26.7	27.0	(0.3)
Industrial	58.6	61.5	(2.9)
Utility	20.1	20.5	(0.4)
Asset-backed securities
Housing related	2.7	2.7	-
Credit cards	5.1	5.1	-
Commercial mortgage-backed securities - non agency backed	5.3	5.3	-
Residential mortgage-backed securities - agency backed	6.3	6.6	(0.3)
Municipals - tax exempt	0.9	0.9	-
Government and government agencies - United States	34.0	36.1	(2.1)
Equity securities
Banking securities	2.6	2.6	-
Industrial securities	5.5	5.8	(0.3)

Total fixed maturity and equity securities	$167.8	$174.1	$(6.3)

Total number of securities in a continuous unrealized loss position			82

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate bonds
Financial services	$4.4	$4.5	$(0.1)
Industrial	53.9	56.1	(2.2)
Utility	6.7	7.0	(0.3)
Asset-backed securities
Housing related	2.8	2.8	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	0.7	0.7	-
Equity securities - banking securities	2.5	2.6	(0.1)

Total fixed maturity and equity securities	$86.0	$88.9	$(2.9)

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than six months but less than or equal to one year
Corporate bonds - utility	$0.2	$0.2	$-

Total fixed maturity and equity securities	0.2	0.2	-

Greater than one year
Corporate bonds
Financial services	8.4	8.7	(0.3)
Utility	2.9	2.9	-
Asset-backed securities - housing related	2.5	2.5	-
Government and government agencies - United States	30.8	32.5	(1.7)
Equity securities - industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	50.0	52.4	(2.4)

Total of all investment grade AFS securities
Corporate bonds
Financial services	12.8	13.2	(0.4)
Industrial	53.9	56.1	(2.2)
Utility	9.8	10.1	(0.3)
Asset-backed securities
Housing related	5.3	5.3	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	31.5	33.2	(1.7)
Equity securities
Banking securities	2.5	2.6	(0.1)
Industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	$136.2	$141.5	$(5.3)

Total number of securities in a continuous unrealized loss position			58

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate bonds - industrial	$1.0	$1.4	$(0.4)

Total fixed maturity and equity securities	1.0	1.4	(0.4)

Greater than six months but less than or equal to one year
Corporate bonds - industrial	5.0	5.1	(0.1)
Residential mortgage-backed securities - non agency backed	2.5	2.8	(0.3)

Total fixed maturity and equity securities	$7.5	$7.9	$(0.4)

	March 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Greater than one year
Corporate bonds - utility	$0.4	$0.5	$(0.1)
Asset-backed securities - housing related	12.8	19.6	(6.8)
Residential mortgage-backed securities - non agency backed	15.0	17.9	(2.9)
Equity securities - banking securities	4.8	6.6	(1.8)

Total fixed maturity and equity securities	33.0	44.6	(11.6)

Total of all below investment grade AFS securities
Corporate bonds
Industrial	6.0	6.5	(0.5)
Utility	0.4	0.5	(0.1)
Asset-backed securities - housing related	12.8	19.6	(6.8)
Residential mortgage-backed securities - non agency backed	17.5	20.7	(3.2)
Equity securities - banking securities	4.8	6.6	(1.8)

Total fixed maturity and equity securities	$41.5	$53.9	$(12.4)

Total number of securities in a continuous unrealized loss position			13

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate bonds - industrial	$4.7	$5.1	$(0.4)
Residential mortgage-backed securities - non agency backed	2.8	3.3	(0.5)

Total fixed maturity and equity securities	7.5	8.4	(0.9)

Greater than six months but less than or equal to one year
Corporate bonds - industrial	5.0	5.2	(0.2)

Total fixed maturity and equity securities	5.0	5.2	(0.2)

Greater than one year
Corporate bonds - utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	15.5	18.3	(2.8)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$32.8	$45.4	$(12.6)

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Total of all below investment grade AFS securities
Corporate bonds
Industrial	$9.7	$10.3	$(0.6)
Utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	18.3	21.6	(3.3)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$45.3	$59.0	$(13.7)

Total number of securities in a continuous unrealized loss position			16

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 66% and 71% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2011 and December 31, 2010, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$1.0	$1.4	$(0.4)

		1.0	1.4	(0.4)

Greater than six months but less than or equal to one year	70% to 100%	7.5	7.9	(0.4)

		7.5	7.9	(0.4)

Greater than one year
	70% to 100%	20.4	24.9	(4.6)
	40% to 70%	12.6	19.7	(7.0)

		33.0	44.6	(11.6)

Total		$41.5	$53.9	$(12.4)

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$7.6	$8.4	$(0.8)

		7.6	8.4	(0.8)

Greater than six months but less than or equal to one year	70% to 100%	5.0	5.2	(0.2)

		5.0	5.2	(0.2)

Greater than one year
	70% to 100%	17.3	20.5	(3.2)
	40% to 70%	15.5	24.8	(9.3)

		32.8	45.3	(12.5)

Total		$45.4	$58.9	$(13.5)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The assets depressed over 20% as well as over 40% and greater than one year are primarily related to ABS backed by subprime mortgages. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at March 31, 2011.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2011 and December 31, 2010 by rating agency equivalent were:

	March 31, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$441.7	$454.4	$400.5	$415.5
AA	185.2	193.1	190.0	199.2
A	621.1	643.7	619.6	646.0
BBB	298.0	319.0	274.4	294.8
Below investment grade	73.4	66.9	80.5	72.9

Total fixed maturity AFS securities	$1,619.4	$1,677.1	$1,565.0	$1,628.4

Investment grade	95%	96%	95%	96%
Below investment grade	5%	4%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2011 and December 31, 2010, approximately $72.7 million (or 4%) and $55.8 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

For the three months ended March 31, 2011, there was $0.4 million, of investment income on fixed maturity trading securities and $0.9 million of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of $0.3 million for the three months ended March 31, 2011 on the conversion of a fixed maturity trading security to preferred stock.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market experienced a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes ABS issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance.

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at March 31, 2011 and December 31, 2010:

	March 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$19.5	$19.8	$0.3
Below BBB	19.6	12.8	(6.8)
Second lien (a)
Below BBB	4.6	6.3	1.7

Total	$43.7	$38.9	$(4.8)

	December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$20.6	$20.9	$0.3
Below BBB	20.0	12.5	(7.5)
Second lien (a)
Below BBB	5.1	6.4	1.3

Total	$45.7	$39.8	$(5.9)

	March 31, 2011
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$14.3	$5.4	$-	$-	$19.8
Below BBB	-	3.4	9.4	-	12.8
Second lien (a)
Below BBB	-	6.3	-	-	6.3

Total	$14.3	$15.1	$9.4	$-	$38.9

	December 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$15.4	$5.5	$-	$-	$20.9
Below BBB	-	-	3.4	9.1	12.5
Second lien (a)
Below BBB	-	-	6.4	-	6.4

Total	$15.4	$5.5	$9.7	$9.1	$39.8

(a) Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

The Company’s impairment losses were $0.1 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, with no associated VOBA amortization. For the three months ended March 31, 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security due to an adverse change in cash flows. For the three months ended March 31, 2010, the Company impaired its holding of a previously OCI impaired ABS subprime mortgage due to an adverse changes in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2011 and December 31, 2010, the Company’s assets included $2.0 billion and $1.9 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first three months of 2011 and 2010, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at May 12, 2011:

S&P	AA-	(4th out of 21)
A.M. Best	A +	(2nd out of 16)
Fitch	AA-	(4th out of 19)

A downgrade of our financial strength rating could affect our competitive position in the insurance industry as customers may select companies with higher financial strength ratings. These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$208.1	$379.5	$338.8	$2,145.5	$3,071.9
Separate Accounts (a)	1,097.7	1,982.4	1,751.8	6,454.6	11,286.5

	$1,305.8	$2,361.9	$2,090.6	$8,600.1	$14,358.4

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2011 and December 31, 2010, the Company’s estimated liability for future guaranty fund assessments was $5.1 million and $5.1 million, respectively, with an offsetting receivable for future premium tax deductions of $4.0 million and $4.0 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended March 31, 2011 and 2010, the Company recorded net income of $26.1 million and $22.2 million, respectively. The increase in income during 2011 was primarily due to lower policy benefits and a decrease in net realized investment losses partially offset by DAC and VOBA amortization in 2011 as compared to accretion in 2010 and income tax expense in 2011.

Policy charge revenue decreased $1.0 million during the three months ended March 31, 2011, as compared to the same period in 2010. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Asset-based policy charge revenue	$31.0	$31.4	$(0.4)	(a)
Guaranteed benefit based policy charge revenue	6.7	6.8	(0.1)
Non-asset based policy charge revenue	14.0	14.5	(0.5)	(b)

Total policy charge revenue	$51.7	$52.7	$(1.0)

(a)	Asset-based policy charge revenue for 2011 was negatively impacted by the decrease in average variable account balances as compared to the same period in 2010.
(b)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions.

Net realized investment losses decreased $3.1 million to $5.8 million during the three months ended March 31, 2011 as compared to the same period in 2010. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Credit related losses	$(0.1)	$(0.4)	$0.3	(a)
Interest related gains	2.1	2.2	(0.1)
Equity related losses	(7.1)	(9.4)	2.3	(b)
Associated amortization of VOBA	(0.7)	(1.3)	0.6

Total net realized investment losses	$(5.8)	$(8.9)	$3.1

Write-downs for OTTI included in net realized investment losses	$(0.1)	$(0.4)	$0.3	(a)

(a)	The change in credit related losses as compared to 2010 is due to the decrease in OTTI impairments.
(b)

The change in equity related losses principally relates to the lower net losses on futures contracts during 2011 as compared to 2010. Short future contracts fluctuate inversely to the volatility in the S&P 500 index.

Policy benefits decreased $10.9 million during the three months ended March 31, 2011 as compared to the same period in 2010. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Annuity benefit unlocking	$(14.1)	$(5.9)	$(8.2	) (a)
Annuity benefit expense	10.9	13.0	(2.1)
Amortization (accretion) of deferred sales inducements	0.4	(1.0)	1.4
Life insurance mortality expense	9.1	11.1	(2.0)

Total policy benefits	$6.3	$17.2	$(10.9)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

Reinsurance premiums ceded decreased $1.5 million during the three months ended March 31, 2011 as compared to the same period in 2010 principally due to refined calculations related to the 2010 system conversion.

Amortization (accretion) of DAC was $1.8 million and ($4.2) million for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011 and 2010, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.4 million and less than $0.1 million, respectively. During the three months ended March 31, 2011, DAC amortization was impacted by continued favorable equity market performance partially offset by higher than expected hedge costs. During the three months ended March 31, 2010, negative cash flows from derivative losses on the annuity business decreased current gross profits resulting in decreased amortization.

Amortization of VOBA was $4.9 million for the three months ended March 31, 2011, which included favorable unlocking of $2.6 million. Accretion of VOBA was $2.5 million for the three months ended March 31, 2010, which included favorable unlocking of $6.9 million. During the three months ended March 31, 2011, continued favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking. During the three months ended March 31, 2010, increased annuity gross profits, partially offset by increase life claims, resulted in amortization expense. The amortization expense was offset by positive unlocking which was generated by improved equity markets, thereby resulting in net accretion expense.

Insurance expenses and taxes decreased $2.1 million in the three months ended March 31, 2011 as compared to the same period in 2010. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2011	2010	Change
Commissions	$12.5	$10.0	$2.5	(a)
General insurance expenses	2.8	7.5	(4.7	) (b)
Taxes, licenses, and fees	0.4	0.3	0.1

Total insurance expenses and taxes	$15.7	$17.8	$(2.1)

(a)	The increase in commissions is primarily due to an increased trail commissions resulting from the 2010 system conversion.
(b)	The decrease in general insurance expenses is primarily due to 2010 transition and system conversion related expenses.

Segment Information

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.

ITEM 4. Controls and Procedures

The Company’s Disclosure Committee assists with the monitoring and evaluation of its disclosure controls and procedures. The Company’s President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the Company’s President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

Nothing to report.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1. “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

10.17

Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to the Annual Report on Form 10-K of Transamerica Advisors Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed March 25, 2011.)

10.18

Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to the Annual Report on Form 10-K of Transamerica Advisors Life Insurance Company, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed March 25, 2011.)

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

Date: May 12, 2011

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