Form 10-Q
period 2011-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2011-08-12
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $1,588,851; 2010 - $1,565,004)	$1,668,975	$1,628,394
Fixed maturity trading securities	3,300	23,138
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $36,145; 2010 - $15,202)	34,722	12,990
Limited partnerships	9,745	9,687
Mortgage loans on real estate	57,439	62,890
Policy loans	806,205	827,638

Total investments	2,580,386	2,564,737

Cash and cash equivalents	340,199	308,614
Accrued investment income	42,482	38,121
Deferred policy acquisition costs	29,787	31,437
Deferred sales inducements	6,910	7,270
Value of business acquired	323,235	335,051
Goodwill	2,800	2,800
Federal income taxes - deferred	570	4,467
Reinsurance receivables - net	-	4,158
Affiliated short-term note receivable	50,000	-
Receivable for investments sold - net	3,551	371
Other assets	34,254	31,635
Separate Accounts assets	7,956,543	8,163,032

Total Assets	$11,370,717	$11,491,693

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	June 30, 2011	December 31, 2010
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,492,613	$1,551,317
Future policy benefits	371,887	362,587
Claims and claims settlement expenses	39,156	33,677

Total policyholder liabilities and accruals	1,903,656	1,947,581

Other policyholder funds	5,342	3,380
Payables for collateral under securities loaned	233,609	160,363
Derivative liabilities	1,623	353
Federal income taxes - current	2,040	4,106
Affiliated payables - net	9,964	11,199
Reinsurance payables - net	51	-
Other liabilities	5,623	5,177
Separate Accounts liabilities	7,956,543	8,163,032

Total Liabilities	10,118,451	10,295,191

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	38,727	27,487
Retained deficit	(155,597)	(200,121)

Total Stockholder’s Equity	1,252,266	1,196,502

Total Liabilities and Stockholder’s Equity	$11,370,717	$11,491,693

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)
Revenues
Policy charge revenue	$51,774	$51,495	$103,456	$104,187
Net investment income	30,089	33,125	62,674	64,372
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(1,788)	(3,310)	(1,788)	(3,310)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1,759	2,449	1,759	2,449
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(802)	-	(874)	(423)

Net other-than-temporary impairment losses on securities recognized in income	(831)	(861)	(903)	(1,284)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(562)	15,598	(6,255)	7,158

Net realized investment gains (losses)	(1,393)	14,737	(7,158)	5,874

Total Revenues	80,470	99,357	158,972	174,433

Benefits and Expenses
Interest credited to policyholder liabilities	18,335	19,762	36,986	39,639
Policy benefits (net of reinsurance recoveries: 2011 - $2,355, $8,775; 2010 - $1,598, $12,678)	27,940	92,221	34,249	109,421
Reinsurance premium ceded	2,885	2,754	6,055	7,461
Amortization (accretion) of deferred policy acquisition costs	108	(9,149)	1,928	(13,375)
Amortization (accretion) of value of business acquired	4,953	(8,769)	9,899	(11,244)
Insurance expenses and taxes	13,444	14,528	29,165	32,361

Total Benefits and Expenses	67,665	111,347	118,282	164,263

Income (Loss) Before Taxes	12,805	(11,990)	40,690	10,170

Federal Income Tax Benefit
Current	(1,790)	(578)	(1,666)	-
Deferred	(3,871)	(18,462)	(2,168)	(19,040)

Federal Income Tax Benefit	(5,661)	(19,040)	(3,834)	(19,040)

Net Income	$18,466	$7,050	$44,524	$29,210

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)

Net Income	$18,466	$7,050	$44,524	$29,210

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	22,864	39,127	20,528	65,637
Reclassification adjustment for (gains) losses included in net income	105	4,637	(1,908)	3,524

	22,969	43,764	18,620	69,161

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(1,759)	(2,449)	(1,759)	(2,449)
Change in previously recognized unrealized other-than-temporary impairments	519	350	(210)	1,193
Reclassification adjustment for other-than-temporary impairments included in net income	802	-	874	423

	(438)	(2,099)	(1,095)	(833)

Adjustments
Policyholder liabilities	39	26	677	(1,235)
Value of business acquired	(3,411)	(5,450)	(897)	(13,459)
Deferred federal income taxes	(6,802)	(12,866)	(6,065)	(19,041)

	(10,174)	(18,290)	(6,285)	(33,735)

Total other comprehensive income, net of taxes	12,357	23,375	11,240	34,593

Comprehensive Income	$30,823	$30,425	$55,764	$63,803

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	June 30, 2011	December 31, 2010
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$27,487	$(10,104)
Total other comprehensive income, net of taxes	11,240	37,591

Balance at end of period	$38,727	$27,487

Retained Earnings (Deficit)
Balance at beginning of period	$(200,121)	$(337,983)
Net income	44,524	137,862

Balance at end of period	$(155,597)	$(200,121)

Total Stockholder’s Equity	$1,252,266	$1,196,502

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$44,524	$29,210
Adjustment to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	1,650	(13,879)
Change in deferred sales inducements	360	(3,158)
Change in value of business acquired	9,899	(11,244)
Change in benefit reserves	2,009	71,633
Change in federal income tax accruals	(4,234)	(22,240)
Change in claims and claims settlement expenses	5,479	2,108
Change in other policyholder funds	1,962	(5,957)
Change in other operating assets and liabilities, net	(6,740)	(1,530)
Amortization of investments	739	143
Limited partnership asset distributions	(1,152)	(62)
Interest credited to policyholder liabilities	36,986	39,639
Net change in fixed maturity trading securities	(1,106)	-
Net realized investment (gains) losses	7,158	(5,874)

Net cash and cash equivalents provided by operating activities	97,534	78,789

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	76,935	302,580
Maturities of available-for-sale securities and mortgage loans	62,822	97,614
Purchases of available-for-sale securities	(177,746)	(670,850)
Sales of trading securities	20,944	-
Sales of limited partnerships	2,289	857
Change in affiliated short-term note receivable	(50,000)	-
Change in payable for collateral under securities loaned	73,246	49,954
Change in derivative liability	1,270	-
Policy loans on insurance contracts, net	21,433	19,455
Net settlement on futures contracts	(8,225)	5,033
Other	(1,195)	(1,210)

Net cash and cash equivalents provided by (used in) investing activities	$21,773	$(196,567)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended June 30,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$14,349	$20,289
Policyholder withdrawals	(102,071)	(111,533)

Net cash and cash equivalents used in financing activities	(87,722)	(91,244)

Net increase (decrease) in cash and cash equivalents (1)	31,585	(209,022)
Cash and cash equivalents, beginning of year	308,614	428,848

Cash and cash equivalents, end of period	$340,199	$219,826

(1) Included in net increase (decrease) in cash and cash equivalents is interest received (2011 - $32; 2010 - $65); interest paid (2011 - $12; 2010 - $22); and Federal income taxes paid (2011 - $400; 2010 - $3,200).

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

Future Adoption of Accounting Guidance

ASC 944, Financial Services—Insurance

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. This guidance modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance prospectively on January 1, 2012. The adoption is not expected to have a material impact on the Company’s results of operations and financial position.

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards. Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and is currently evaluating its impact on the Company’s results of operations and financial position.

ASC 220, Comprehensive Income

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income. The guidance requires an entity to report components of comprehensive income in either a single, continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income and the second statement would include components of other comprehensive income (“OCI”). Regardless of format, an entity is required to present items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and anticipates no impact on the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,130,524	$-	$1,130,524
Asset-backed securities	-	86,136	10,571	96,707
Commercial mortgage-backed securities	-	137,218	-	137,218
Residential mortgage-backed securities	-	89,191	1,941	91,132
Municipals	-	1,306	-	1,306
Government and government agencies
United States	202,118	-	-	202,118
Foreign	3,684	6,286	-	9,970

Total fixed maturity AFS securities (a)	205,802	1,450,661	12,512	1,668,975
Fixed maturity trading securities (a) - corporate securities	-	3,300	-	3,300
Equity securities (a)
Banking securities	-	28,514	-	28,514
Other financial services securities	-	517	-	517
Industrial securities	-	5,691	-	5,691

Total equity securities (a)	-	34,722	-	34,722
Cash equivalents (b)	-	353,034	-	353,034
Limited partnerships (c)	-	-	9,675	9,675
Separate Accounts assets (d)	7,956,543	-	-	7,956,543

Total assets	$8,162,345	$1,841,717	$22,187	$10,026,249

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(21,116)	$(21,116)
Derivative liabilities (f)	-	1,623	-	1,623

Total liabilities	$-	$1,623	$(21,116)	$(19,493)

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,120,976	$-	$1,120,976
Asset-backed securities	-	91,209	11,244	102,453
Commercial mortgage-backed securities	-	139,330	504	139,834
Residential mortgage-backed securities	-	101,262	2,886	104,148
Municipals	-	1,475	-	1,475
Government and government agencies
United States	149,652	-	-	149,652
Foreign	3,699	6,157	-	9,856

Total fixed maturity AFS securities (a)	153,351	1,460,409	14,634	1,628,394
Fixed maturity trading securities (a) - corporate securities	-	23,138	-	23,138
Equity securities (a)
Banking securities	-	7,054	-	7,054
Other financial services securities	-	520	-	520
Industrial securities	-	5,416	-	5,416

Total equity securities (a)	-	12,990	-	12,990
Cash equivalents (b)	-	317,321	-	317,321
Limited partnerships (c)	-	-	9,415	9,415
Separate Accounts assets (d)	8,163,032	-	-	8,163,032

Total assets	$8,316,383	$1,813,858	$24,049	$10,154,290

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(25,416)	$(25,416)
Derivative liabilities (f)	-	353	-	353

Total liabilities	$-	$353	$(25,416)	$(25,063)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Level 2 securities include fixed maturity securities and preferred stock for which the Company utilized pricing services and corroborated broker quotes. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. Additionally, these models place value on the monoline insurer whereas third party pricing vendors or brokers do not place value on the monoline insurer. At June 30, 2011, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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
(e)

The Company issued contracts containing guaranteed minimum withdrawal benefit riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host variable annuity contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed rider fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

(f)

Derivative assets and liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s (“S&P”) index at maturity to the actual volatility of the underlying S&P index at initiation (i.e. strike) multiplied by the notional value of the swap.

During 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$9,415	$14,634	$7,604	$37,041

Change in unrealized gains (b)	-	552	-	4,125
Purchases	-	-	-	27,941
Sales	(2,087)	(2,189)	(712)	(3,781)
Transfers into Level 3	-	4	-	3,256
Transfers out of Level 3	-	(508)	-	(54,058)
Changes in valuation (c)	1,195	19	2,137	110
Net realized investment gains (d)	1,152	-	386	-

Balance at end of period (a)	$9,675	$12,512	$9,415	$14,634

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at June 30, 2011 was primarily due to sales and availability of market observable data (Level 2). At December 31, 2010, the decrease was also due to an increase in market activity.

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.5% at June 30, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$31,001	$(56,417)	$45,987	$(58,746)

Changes in interest rates (a)	1,950	(1,542)	20,355	(8,533)
Changes in equity markets (a)	1,721	2,172	(10,022)	4,653
Other (a)	(1)	-	(25,319)	6,209

Balance at end of period (b)	$34,671	$(55,787)	$31,001	$(56,417)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the six months ended June 30, 2011, the change in the GMWB reserve was primarily driven by the reduction in interest rates and credit spread partially offset by the decrease in volatility. The change in GMIB Reinsurance was primarily driven by inforce experience partially offset by the reduction in interest rates. During 2010, the decrease in the GMWB and GMIB reinsurance was principally driven by the improved equity markets and updated policyholder behavior assumptions offset by a decline in risk neutral rates.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2011 and December 31, 2010 were:

	June 30, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,069,450	$63,683	$(2,609)	$1,130,524
Asset-backed securities	95,177	7,524	(5,994)	96,707
Commercial mortgage-backed securities	127,097	10,133	(12)	137,218
Residential mortgage-backed securities	90,720	3,362	(2,950)	91,132
Municipals	1,261	45	-	1,306
Government and government agencies
United States	196,188	6,847	(917)	202,118
Foreign	8,958	1,012	-	9,970

Total fixed maturity AFS securities	$1,588,851	$92,606	$(12,482)	$1,668,975

Equity securities - preferred stocks
Banking securities	$30,189	$207	$(1,882)	$28,514
Other financial services securities	165	352	-	517
Industrial securities	5,791	-	(100)	5,691

Total equity securities	$36,145	$559	$(1,982)	$34,722

	December 31, 2010
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,069,082	$55,530	$(3,638)	$1,120,974
Asset-backed securities	102,964	7,062	(7,572)	102,454
Commercial mortgage-backed securities	131,362	8,501	(29)	139,834
Residential mortgage-backed securities	104,486	3,145	(3,483)	104,149
Municipals	1,462	13	-	1,475
Government and government agencies
United States	146,585	4,771	(1,704)	149,652
Foreign	9,063	794	-	9,856

Total fixed maturity AFS securities	$1,565,004	$79,816	$(16,426)	$1,628,394

Equity securities - preferred stocks
Banking securities	$9,246	$-	$(2,192)	$7,054
Other financial services securities	165	355	-	520
Industrial securities	5,791	-	(375)	5,416

Total equity securities	$15,202	$355	$(2,567)	$12,990

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2011 and December 31, 2010 were:

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,518,580	$1,603,643	$1,484,533	$1,555,503
Below investment grade	70,271	65,332	80,471	72,891

Total fixed maturity AFS securities	$1,588,851	$1,668,975	$1,565,004	$1,628,394

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At June 30, 2011 and December 31, 2010 the estimated fair value of fixed maturity securities rated BBB- were $66,426 and $55,760, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2011 and December 31, 2010 by contractual maturities were:

	June 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$27,883	$28,727	$8,271	$8,350
Due after one year through five years	217,663	232,447	250,194	263,865
Due after five years through ten years	800,539	842,168	823,396	858,024
Due after ten years	229,772	240,576	144,331	151,718

	1,275,857	1,343,918	1,226,192	1,281,957
Mortgage-backed securities and other asset-backed securities	312,994	325,057	338,812	346,437

Total fixed maturity AFS securities	$1,588,851	$1,668,975	$1,565,004	$1,628,394

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the three and six months ended June 30, 2011 there was $70 and $491, respectively, of investment income on fixed maturity trading securities and $269 and $1,175, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized losses of $369 and $98, respectively, during the three and six months ended June 30, 2011 on the conversion of fixed maturity trading securities to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$35,270	$35,925	$(655)
Asset-backed securities	6,594	6,710	(116)
Commercial mortgage-backed securities	5,148	5,160	(12)
Residential mortgage-backed securities	1,017	1,046	(29)
Equity securities
Banking securities	10,868	11,116	(248)
Industrial securities	5,691	5,791	(100)

Total fixed maturity and equity securities	64,588	65,748	(1,160)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	27,325	28,981	(1,656)
Residential mortgage-backed securities	7,312	7,947	(635)

Total fixed maturity and equity securities	34,637	36,928	(2,291)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,986	12,284	(298)
Asset-backed securities	12,795	18,673	(5,878)
Residential mortgage-backed securities	15,115	17,401	(2,286)
Government and government agencies - United States	31,414	32,331	(917)
Equity securities - banking securities	4,996	6,630	(1,634)

Total fixed maturity and equity securities	76,306	87,319	(11,013)

Total fixed maturity and equity securities	$175,531	$189,995	$(14,464)

	Losses/OTTI (1)	Losses/OTTI (1)	Losses/OTTI (1)
	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$69,662	$72,628	$(2,966)
Asset-backed securities	10,276	10,297	(21)
Commercial mortgage-backed securities	1,022	1,051	(29)
Residential mortgage-backed securities	9,371	10,074	(703)
Government and government agencies - United States	644	656	(12)
Equity securities - banking securities	2,558	2,616	(58)

Total fixed maturity and equity securities	93,533	97,322	(3,789)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities - corporate securities	5,205	5,366	(161)

Total fixed maturity and equity securities	5,205	5,366	(161)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,553	12,064	(511)
Asset-backed securities	15,001	22,552	(7,551)
Residential mortgage-backed securities	15,499	18,279	(2,780)
Government and government agencies - United States	30,846	32,538	(1,692)
Equity securities
Banking securities	4,497	6,631	(2,134)
Industrial securities	5,416	5,791	(375)

Total fixed maturity and equity securities	82,812	97,855	(15,043)

Total fixed maturity and equity securities	$181,550	$200,543	$(18,993)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 26 and 74 at June 30, 2011 and December 31, 2010, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at June 30, 2011 and December 31, 2010 were as follows:

	Losses/OTTI (1)	Losses/OTTI (1)	Losses/OTTI (1)
	June 30, 2011
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$16,589	$(7,387)	3

Total	$16,589	$(7,387)	3

Decline > 40%
Greater than one year	$1,412	$(1,225)	1

Total	$1,412	$(1,225)	1

	December 31, 2010
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$995	$(314)	1
Greater than one year	15,849	(9,467)	6

Total	$16,844	$(9,781)	7

Decline > 40%
Greater than one year	$4,284	$(2,969)	2

Total	$4,284	$(2,969)	2

(1) Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the first half of 2011 and 2010, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads as well as asset mix changes in the portfolio. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income, net of taxes, at June 30, 2011 and December 31, 2010 were as follows:

	December 31,	December 31,
	June 30, 2011	December 31, 2010
Assets
Fixed maturity securities	$80,124	$63,390
Equity securities	(1,423)	(2,212)
Value of business acquired	(20,726)	(19,829)

	57,975	41,349

Liabilities
Policyholder account balances	2,065	1,387
Federal income taxes - deferred	(21,313)	(15,249)

	(19,248)	(13,862)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$38,727	$27,487

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were $75 and $75, respectively, of prepayment premiums collected during the three and six months ended June 30, 2011. There were no prepayment premiums during the three and six months ended June 30, 2010. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at June 30, 2011 and December 31, 2010 was $63,069 and $66,713, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at June 30, 2011 and December 31, 2010 was $29 and $33, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at June 30, 2011. There was one impaired mortgage loan at December 31, 2010, with a specific reserve of $633 with an unpaid principal balance of $3,275. As this loan was impaired at December 31, 2010, there was no interest income recorded subsequent to the impairment. The impaired mortgage loan was sold during first quarter 2011 resulting in a recovery of $163. The change in the credit loss allowances on mortgage loans by type of property at June 30, 2011 and December 31, 2010 was as follows:

Commercial	June 30, 2011	December 31, 2010
Beginning balance	$666	$41

Charge offs	(633)	(889)
Provision	(4)	1,514

Ending balance	$29	$666

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, California and Delaware which account for approximately 83% of mortgage loans at June 30, 2011.

The credit quality of mortgage loans by type of property at June 30, 2011 and December 31, 2010 was as follows:

Commercial	June 30, 2011	December 31, 2010
AAA - AA	$22,807	$24,709
A	22,922	26,026
BBB	11,739	12,188

Total mortgage loans on real estate	57,468	62,923
General reserve	(29)	(33)

Total mortgage loans on real estate, net	$57,439	$62,890

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at June 30, 2011 and December 31, 2010 was $806,205 and $827,638, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Securities Lending

The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at June 30, 2011 and December 31, 2010 was $216,827 and $150,463, respectively. The estimated fair value of securities out on loan at June 30, 2011 and December 31, 2010 was $233,243 and $156,440, respectively.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. The Company also entered into variance swaps during 2010 to hedge the costs of the volatility of the S&P market. At June 30, 2011, the Company had 380 outstanding short futures contracts with a notional value of $124,973. At June 30, 2011, the Company had two variance swaps with a notional value of $9 and a net fair value of ($1,623). The Company recognized $2,386 and $3,878 of realized losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and six months ended June 30, 2011, respectively. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company had two variance swaps with a notional value of $7 and a net fair value of ($353). The Company recognized $353 of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during 2010.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Proceeds	$14,663	$212,467	$74,060	$302,580
Gross realized investment gains	999	2,534	2,931	4,905
Gross realized investment losses	(185)	(1,683)	(211)	(1,846)

Proceeds on AFS securities sold at a realized loss	2,838	67,431	3,863	90,552

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fixed maturity AFS securities	$(17)	$(272)	$1,817	$1,514
Equity securities	12	-	29	-
Limited partnerships	-	660	-	660
Mortgages	77	5	241	-
Derivatives	(1,109)	14,417	(8,225)	5,033
Adjustment related to value of business acquired	(356)	(73)	(1,020)	(1,333)

Net realized investment gains (losses)	$(1,393)	$14,737	$(7,158)	$5,874

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010
Balance at beginning of period	$2,014	$1,445
Credit loss impairment recognized in the current period on securities not previously impaired	27	996
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	874	423
Accretion of credit loss impairments previously recognized	(340)	(850)

Balance at end of period	$2,575	$2,014

The components of OTTI reflected in the Statements of Income for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2011			Six Months Ended June 30, 2011
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$2,590	$1,759	$831	$2,662	$1,759	$903
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI losses	$2,590	$1,759	$831	$2,662	$1,759	$903

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$3,568	$2,449	$1,119	$3,991	$2,449	$1,542
Value of business acquired amortization	(258)	-	(258)	(258)	-	(258)

Net OTTI losses	$3,310	$2,449	$861	$3,733	$2,449	$1,284

For the three and six months ended June 30, 2011, the Company’s impairment losses recognized in the Statements of Income were $831 and $903, respectively, with no associated value of business acquired amortization. During the second quarter 2011, the Company impaired its holdings of a 2006 vintage and two 2007 vintage subprime mortgage asset-backed securities for $27 and $546, respectively, and a corporate bond for $258 due to adverse changes in cash flows. During the first quarter 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security due to an adverse change in cash flows.

For the three and six months ended June 30, 2010, the Company’s impairment losses recognized in the Statements of Income were $861 and $1,284, respectively, net of associated value of business acquired amortization. During the second quarter 2010, the gross impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security for $722 due to an adverse change in cash flows. A corporate bond was also impaired for $397 due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a previously OCI impaired 2007 vintage subprime mortgage asset-backed security for $423 due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at June 30, 2011 and 2010.

The change in carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Accretion (amortization) expense	$(6,060)	$17,315	$(13,633)	$12,850
Unlocking	1,107	(8,546)	3,734	(1,606)
Adjustment related to realized gains on investments	(354)	(73)	(1,020)	(1,333)
Adjustment related to unrealized gains and OTTI on investments	(3,411)	(5,450)	(897)	(13,459)

Change in VOBA carrying amount	$(8,718)	$3,246	$(11,816)	$(3,548)

During the six months ended June 30, 2011, favorable equity market performance resulted in amortization and favorable unlocking as compared to the same period in 2010.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
DAC	2011	2010	2011	2010
Capitalization	$107	$230	$277	$504
Accretion expense	1,563	9,863	119	14,124
Unlocking	(1,671)	(714)	(2,046)	(749)

Change in DAC carrying amount	$(1)	$9,379	$(1,650)	$13,879

	Three Months Ended June 30,		Six Months Ended June 30,
DSI	2011	2010	2011	2010
Capitalization	$11	$3	$25	$9
Accretion expense	362	2,257	28	3,260
Unlocking	(334)	(116)	(413)	(111)

Change in DSI carrying amount	$39	$2,144	$(360)	$3,158

During the three months ended June 30, 2011, the increased fair value reserves and higher than expected future hedge costs primarily drove the unfavorable unlocking and accretion expense. The six months ended June 30, 2011 were primarily driven by the second quarter results partially offset by the favorable equity markets in the first quarter. During the three and six months ended June 30, 2010, unfavorable equity market movements in the second quarter of 2010 resulted in negative future gross profits which resulted in accretion and negative unlocking in DAC and DSI.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
GMDB	2011	2010	2011	2010
Guaranteed benefits incurred	$8,795	$9,170	$17,201	$18,648
Guaranteed benefits paid	(7,498)	(13,401)	(16,045)	(23,297)
Unlocking	3,447	21,797	(5,764)	17,541

Total	$4,744	$17,566	$(4,608)	$12,892

	Three Months Ended June 30,		Six Months Ended June 30,
GMIB	2011	2010	2011	2010
Guaranteed benefits incurred	$2,913	$4,229	$5,818	$8,867
Unlocking	1,405	7,236	(3,484)	5,641

Total	$4,318	$11,465	$2,334	$14,508

During the three and six months ended June 30, 2011, unlocking was primarily due to equity market performance as compared to expectations. Unfavorable unlocking for the three and six months ended June 30, 2010 was primarily due to unfavorable equity market performance resulting in higher estimates of future benefit amounts.

The variable annuity GMDB liability at June 30, 2011 and December 31, 2010 was $109,920 and $114,528, respectively. The variable annuity GMIB liability at June 30, 2011 and December 31, 2010 was $34,325 and $31,991, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and six months ended June 30, 2011 and 2010, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was (9%) and (187%) for the six months ended June 30, 2011 and 2010, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

The valuation allowance for deferred tax assets at June 30, 2011 and December 31, 2010 was $81,894 and $92,950, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,150 (gross $6,141) and $4,299 (gross $12,283), that should not be recognized at June 30, 2011 and December 31, 2010, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	June 30, 2011	December 31, 2010
Unrecognized tax benefits, opening balance	$4,299	$3,623
Additions for tax positions of prior years	-	676
Reductions for tax positions of prior years	(2,149)	-

Unrecognized tax benefits, ending balance	$2,150	$4,299

At June 30, 2011 and December 31, 2010, the Company had an operating loss carryforward for federal income tax purposes of $278,402 (net of the ASC 740 reduction of $6,141) and $290,009 (net of the ASC 740 reduction of $12,283), respectively, with a carryforward period of fifteen years that expire at various dates up to 2023. In addition, at June 30, 2011, the Company did not have a capital loss carryforward for federal income tax purposes. At December 31, 2010, the Company had a capital loss carryforward for federal income tax purposes of $3,597. At June 30, 2011 and December 31, 2010, the Company had a foreign tax credit carryforward of $4,861 and $4,645, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $3,002 and $2,518 at June 30, 2011 and December 31, 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company hasn’t incurred or recognized any penalties in its financial statements at June 30, 2011 and December 31, 2010, respectively. At June 30, 2011 and December 31, 2010, the Company recognized interest expense of $2 and ($119), respectively. The 2010 accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

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

The Company’s statutory net income (loss) for the six months ended June 30, 2011 and 2010 was $62,337 and ($98,421), respectively. Statutory capital and surplus at June 30, 2011 and December 31, 2010 was $878,248 and $813,142, respectively.

During the first half 2011 and 2010, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

A financial exam of the Company, for the period January 1, 2005 through December 31, 2009, was completed on February 7, 2011. The Examination Report, as of December 31, 2009, was adopted by the Insurance Department of the State of Arkansas on May 13, 2011. There were no changes to the Company’s financial statements as a result of the exam.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2011 and December 31, 2010, net reinsurance receivables (payables) were ($51) and $4,158 respectively. At June 30, 2011 and December 31, 2010, the reinsurance reserve was $777 and $780, respectively.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At June 30, 2011, 42% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2010, 44% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At June 30, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2011, the Company incurred $2,152 and $4,343, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $2,008 and $7,772, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that is due March 30, 2012. During the three and six months ended June 30, 2011, the Company accrued and/or received $31 and $31 of interest, respectively. On April 29, 2010, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that was paid off in December 2010. On June 29, 2009, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that was paid off in April 2010. During the three and six months ended June 30, 2010, the Company accrued and/or received less than $19 and $92 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six months ended June 30, 2011, the Company incurred $33 and $68, respectively, under this agreement. During the three and six months ended June 30, 2010, the Company incurred $38 and $76, respectively, under this agreement. There were no mortgage loan origination fees during the three and six months ended June 30, 2011 and 2010, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2011, the Company incurred $544 and $1,094, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $641 and $1,057, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2011, the Company incurred $9,521 and $21,115, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company incurred $9,283 and $18,595, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2011, the Company incurred $112 and $219, respectively, in expenses under this agreement. During the three and six months ended June 30, 2010, the Company did not incur any expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three and six months ended June 30, 2011, the Company received $481 and $950, respectively, in revenue under this agreement. During the three and six months ended June 30, 2010, the Company received $48 and $94, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and six months ended June 30, 2011, the Company incurred $5 and $11, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred. During the three and six months ended June 30, 2010, the Company incurred $30 and $40, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three months ended June 30, 2011, the Company did not sell any fixed maturity AFS securities or mortgage loans on real estate to affiliated companies. During the six months ended June 30, 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies. During the three months ended June 30, 2010, the Company did not sell any fixed maturity AFS securities or mortgage loans on real estate to affiliated companies. During the six months ended June 30, 2010, the Company sold $48,177 of fixed maturity AFS securities to affiliated companies.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contribution to select Statements of Income information for the period ended:

	Annuity	Life Insurance	Total
Three months ended June 30, 2011
Net revenues (a)	$42,777	$19,358	$62,135
Amortization of VOBA	577	4,376	4,953
Policy benefits (net of reinsurance recoveries)	21,286	6,654	27,940
Federal income tax expense (benefit)	(6,526)	865	(5,661)
Net income	14,200	4,266	18,466

Three months ended June 30, 2010
Net revenues (a)	$59,321	$20,274	$79,595
Amortization (accretion) of VOBA	(14,826)	6,057	(8,769)
Policy benefits (net of reinsurance recoveries)	85,026	7,195	92,221
Federal income tax benefit	(18,708)	(332)	(19,040)
Net income	2,764	4,286	7,050

	Annuity	Life Insurance	Total
Six months ended June 30, 2011
Net revenues (a)	$82,688	$39,298	$121,986
Amortization of VOBA	7,049	2,850	9,899
Policy benefits (net of reinsurance recoveries)	18,525	15,724	34,249
Federal income tax expense (benefit)	(6,792)	2,958	(3,834)
Net income	33,586	10,938	44,524

Six months ended June 30, 2010
Net revenues (a)	$94,978	$39,816	$134,794
Amortization (accretion) of VOBA	(12,975)	1,731	(11,244)
Policy benefits (net of reinsurance recoveries)	91,161	18,260	109,421
Federal income tax expense (benefit)	(19,639)	599	(19,040)
Net income	18,396	10,814	29,210

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $7.2 million and $16.8 million, respectively, for the three and six months ended June 30, 2011. Total direct deposits (including internal exchanges) were $10.5 million and $23.0 million, respectively, for the three and six months ended June 30, 2010. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during the three and six months ended June 30, 2011 were $1.1 million and $2.8 million, respectively. Internal exchanges during the three and six months ended June 30, 2010 were $1.8 million and $2.7 million, respectively.

Financial Condition

At June 30, 2011, the Company’s assets were $11.4 billion or $121.0 million lower than the $11.5 billion in assets at December 31, 2010. Assets excluding Separate Accounts assets increased $85.5 million. Separate Accounts assets, which represent 70% of total assets, decreased $206.5 million to $8.0 billion.

Changes in Separate Accounts assets were as follows:

(dollars in millions)	Six Months Ended June 30, 2011

Investment performance	$376.4
Deposits	16.6
Policy fees and charges	(90.5)
Surrenders, benefits and withdrawals	(509.0)

Net change	$(206.5)

During the first half of 2011 and 2010, fixed contract owner deposits were $0.1 million and $0.1 million, respectively, and fixed contract owner withdrawals were $60.0 million and $59.4 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2011 with increases (decreases) of 1%, (0.3%) and (0.4%), respectively from March 31, 2011, and increases of 7%, 5% and 5%, respectively, from December 31, 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 78% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During the six months ended June 30, 2011, average variable account balances decreased $27.3 million to $8.1 billion as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Average medium term interest rate yield (a)	0.80%	0.91%	0.80%	0.91%
Decrease in medium term interest rates (in basis points)	(31)	(25)	(17)	(52)
Credit spreads (in basis points) (b)	173	208	173	208
Expanding (contracting) of credit spreads (in basis points)	26	48	(2)	8

Increase (decrease) on market valuations (in millions)
Available-for-sale investment securities	$22.5	$41.7	$17.5	$68.3
Interest-sensitive policyholder liabilities	0.0	0.0	0.7	(1.2)

Net change on market valuations	$22.5	$41.7	$18.2	$67.1

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

At June 30, 2011 and December 31, 2010, approximately $174.4 million (or 10%) and $184.5 million (or 11%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

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

For the three and six months ended June 30, 2011, the Company recorded an OTTI in income of $0.8 million and $0.9 million, respectively, with no associated value of business acquired amortization. For the three and six months ended June 30, 2010, the Company recorded an OTTI in income of $0.9 million and $1.3 million, respectively, net of associated value of business acquired amortization.

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

At June 30, 2011 and December 31, 2010, there was $57.4 million and $62.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheet. The estimated fair value of the mortgage loans on commercial real estate at June 30, 2011 and December 31, 2010 was $63.1 million and $66.7 million, respectively. There were no impaired mortgage loans at June 30, 2011. A valuation allowance of $0.6 million was established for an impaired mortgage loan during 2010 which was then sold during first quarter 2011 resulting in a recovery of $0.2 million. In addition, during the fourth quarter 2010, a mortgage loan was impaired for $0.6 million and then sold. The general reserve at June 30, 2011 and December 31, 2010 was less than $0.1 million, respectively. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At June 30, 2011 and December 31, 2010, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, and variance swaps to hedge the costs of the volatility of the S&P market. Variance swaps are used to hedge the gamma risk created when delta hedging the minimum guarantee benefit riders associated with variable annuity products. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e. strike) multiplied by the notional value of the swap. At termination the final fair value is recorded as a realized investment gain (loss) in the Statements of Income. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

At June 30, 2011, the Company had 380 outstanding short futures contracts with a notional amount of $125.0 million. At June 30, 2011, the Company had variance swaps with a notional value of $9 thousand and a net fair value of ($1.6) million. The Company recognized $2.4 million and $3.8 million of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and six months ended June 30, 2011, respectively. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company had two variance swaps with a notional value of $7 and a net fair value of ($0.4) million. The Company recognized $0.4 million of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during 2010.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At June 30, 2011 and December 31, 2010, the payable for collateral under securities loaned was $233.6 million and $160.4 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At June 30, 2011 and December 31, 2010, the Company’s VOBA asset was $323.2 million and $335.1 million, respectively. For the three and six months ended June 30, 2011, the favorable impact to pre-tax income related to VOBA unlocking was $1.1 million and $3.7 million, respectively. For the three and six months ended June 30, 2010, the unfavorable impact to pre-tax income related to VOBA unlocking was $8.5 million and $1.6 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DAC asset of $29.8 million and $31.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and six months ended June 30, 2011, there was an unfavorable impact to pre-tax income related to DAC unlocking of $1.7 million and $2.1 million, respectively. For the three and six months ended June 30, 2010, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.7 million and $0.7 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At June 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DSI asset of $6.9 million and $7.3 million, respectively. For the three and six months ended June 30, 2011, there was an unfavorable impact to pre-tax income related to DSI unlocking of $0.3 million and $0.4 million, respectively. For the three and six months ended June 30, 2010, there was an unfavorable impact to pre-tax income related to DSI unlocking of $0.1 million and $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at June 30, 2011 and 2010.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2011 and December 31, 2010 were $1.5 billion and $1.6 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2011 and December 31, 2010, future policy benefits were $371.9 million and $362.6 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2011 and December 31, 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	June 30, 2011	December 31, 2010
GMDB liability	$109.9	$114.5
GMIB liability	34.3	32.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2011, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($4.9) million and $9.2 million, respectively. For the three and six months ended June 30, 2010, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was $29.0 million and $23.2 million, respectively.

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

At June 30, 2011 and December 31, 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	June 30, 2011	December 31, 2010
GMWB liability	$34.7	$31.0
GMIB reinsurance asset	(55.8)	(56.4)

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

The valuation allowance for deferred tax assets at June 30, 2011 and December 31, 2010 was $81.9 million and $93.0 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

•

ASC 820, Fair Value Measurements and Disclosures – ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS – amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards – will be adopted January 1, 2012.

•

ASC 220, Comprehensive Income – ASU 2011-05, Presentation of Comprehensive Income – requires an entity to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements – will be adopted January 1, 2012.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at June 30, 2011 and December 31, 2010 were:

	June 30, 2011
					% of Estimated Fair Value
		Gross Unrealized		Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$273.9	$14.9	$(0.2)	$288.6	17%
Industrial	699.9	41.2	(2.1)	739.0	44
Utility	95.6	7.6	(0.3)	102.9	6
Asset-backed securities
Housing related	45.6	2.2	(6.0)	41.8	2
Credit cards	38.7	4.8	-	43.5	3
Structured settlements	4.4	0.3	-	4.7	-
Autos	5.0	0.3	-	5.3	-
Student loan	1.0	-	-	1.0	-
Timeshare	0.5	-	-	0.5	-
Commercial mortgage-backed securities - non agency backed	127.1	10.1	-	137.2	8
Residential mortgage-backed securities
Agency backed	70.9	3.4	(0.2)	74.1	4
Non agency backed	19.8	-	(2.8)	17.0	1
Municipals - tax exempt	1.3	-	-	1.3	-
Government and government agencies
United States	196.2	6.8	(0.9)	202.1	12
Foreign	9.0	1.0	-	10.0	1

Total fixed maturity AFS securities	1,588.9	92.6	(12.5)	1,669.0	98

Equity securities
Banking securities	30.2	0.2	(1.9)	28.5	2
Other financial services securities	0.1	0.4	-	0.5	-
Industrial securities	5.8	-	(0.1)	5.7	-

Total equity securities	36.1	0.6	(2.0)	34.7	2

Total fixed maturity and equity securities	$1,625.0	$93.2	$(14.5)	$1,703.7	100%

	December 31, 2010
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$266.9	$12.7	$(0.4)	$279.2	17%
Industrial	698.7	35.1	(2.7)	731.1	45
Utility	103.4	7.7	(0.5)	110.6	7
Asset-backed securities
Housing related	49.8	1.7	(7.6)	43.9	3
Credit cards	40.0	4.8	-	44.8	3
Structured settlements	4.6	0.3	-	4.9	-
Autos	5.0	0.3	-	5.3	-
Student loan	3.0	-	-	3.0	-
Timeshare	0.6	-	-	0.6	-
Commercial mortgage-backed securities - non agency backed	131.3	8.5	-	139.8	9
Residential mortgage-backed securities
Agency backed	82.9	3.1	(0.2)	85.8	5
Non agency backed	21.6	-	(3.3)	18.3	1
Municipals - tax exempt	1.5	-	-	1.5	-
Government and government agencies
United States	146.6	4.8	(1.7)	149.7	9
Foreign	9.1	0.8	-	9.9	1

Total fixed maturity AFS securities	1,565.0	79.8	(16.4)	1,628.4	100

Equity securities
Banking securities	9.2	-	(2.2)	7.0	-
Other financial services securities	0.2	0.4	-	0.6	-
Industrial securities	5.8	-	(0.4)	5.4	-

Total equity securities	15.2	0.4	(2.6)	13.0	-

Total fixed maturity and equity securities	$1,580.2	$80.2	$(19.0)	$1,641.4	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2011.

Seven issuers represent more than 5% of the total unrealized loss position, comprised of four ABS subprime mortgages, one corporate bond, one U.S. Treasury bond and one RMBS holding. The Company owns one investment grade corporate non-convertible security, issued by AT&T Inc. with an unrealized loss of $0.9 million. The Company’s unrealized loss on U.S. Treasuries is $0.9 million. The Company’s subprime ABS - housing related unrealized loss is $4.8 million on holdings that were impaired to discounted cash flows during the quarter and $1.2 million on holdings that have never been impaired. The Company’s subprime asset-backed securities consist of four below investment grade deals whereby the collateral is comprised of 2006-2007 fixed-rate, first lien subprime mortgages. The Company’s RMBS unrealized loss is $2.1 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

At June 30, 2011 and December 31, 2010, approximately $74.1 million (or 32%) and $85.8 million (or 35%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first half of 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads as well as asset mix changes in the portfolio. As the Company does not have the intent to sell and it is not more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, the Company did not consider these securities to be other-than-temporarily impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	June 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$6.5	$6.5	$-
Industrial	23.4	23.9	(0.5)
Utility	2.0	2.0	-
Asset-backed securities
Housing related	2.6	2.7	(0.1)
Credit cards	4.0	4.0	-
Commercial mortgage-backed securities - non agency backed	5.1	5.2	(0.1)
Residential mortgage-backed securities - agency backed	1.0	1.0	-
Equity securities
Banking securities	10.9	11.1	(0.2)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	61.2	62.2	(1.0)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	1.0	1.0	-
Industrial	23.6	25.0	(1.4)
Utility	2.8	3.0	(0.2)
Residential mortgage-backed securities - agency backed	5.4	5.5	(0.1)

Total fixed maturity and equity securities	$32.8	$34.5	$(1.7)

	June 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$3.9	$4.0	$(0.1)
Utility	2.6	2.6	-
Government and government agencies - United States	31.4	32.3	(0.9)

Total fixed maturity and equity securities	37.9	38.9	(1.0)

Total of all investment grade AFS securities
Corporate securities
Financial services	11.4	11.5	(0.1)
Industrial	47.0	48.9	(1.9)
Utility	7.4	7.6	(0.2)
Asset-backed securities
Housing related	2.6	2.7	(0.1)
Credit cards	4.0	4.0	-
Commercial mortgage-backed securities - non agency backed	5.1	5.2	(0.1)
Residential mortgage-backed securities - agency backed	6.4	6.5	(0.1)
Government and government agencies - United States	31.4	32.3	(0.9)
Equity securities
Banking securities	10.9	11.1	(0.2)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	$131.9	$135.6	$(3.7)

Total number of securities in a continuous unrealized loss position			18

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$4.4	$4.5	$(0.1)
Industrial	53.9	56.1	(2.2)
Utility	6.7	7.0	(0.3)
Asset-backed securities
Housing related	2.8	2.8	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	0.7	0.7	-
Equity securities - banking securities	2.5	2.6	(0.1)

Total fixed maturity and equity securities	86.0	88.9	(2.9)

Greater than six months but less than or equal to one year
Corporate securities - utility	0.2	0.2	-

Total fixed maturity and equity securities	$0.2	$0.2	$-

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$8.4	$8.7	$(0.3)
Utility	2.9	2.9	-
Asset-backed securities - housing related	2.5	2.5	-
Government and government agencies - United States	30.8	32.5	(1.7)
Equity securities - industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	50.0	52.4	(2.4)

Total of all investment grade AFS securities
Corporate securities
Financial services	12.8	13.2	(0.4)
Industrial	53.9	56.1	(2.2)
Utility	9.8	10.1	(0.3)
Asset-backed securities
Housing related	5.3	5.3	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	31.5	33.2	(1.7)
Equity securities
Banking securities	2.5	2.6	(0.1)
Industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	$136.2	$141.5	$(5.3)

Total number of securities in a continuous unrealized loss position			58

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	June 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$3.4	$3.5	$(0.1)

Total fixed maturity and equity securities	3.4	3.5	(0.1)

Greater than six months but less than or equal to one year
Residential mortgage-backed securities - non agency backed	1.9	2.4	(0.5)

Total fixed maturity and equity securities	$1.9	$2.4	$(0.5)

	June 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Greater than one year
Corporate securities
Industrial	$5.1	$5.2	$(0.1)
Utility	0.4	0.5	(0.1)
Asset-backed securities - housing related	12.8	18.7	(5.9)
Residential mortgage-backed securities - non agency backed	15.1	17.4	(2.3)
Equity securities - banking securities	5.0	6.6	(1.6)

Total fixed maturity and equity securities	38.4	48.4	(10.0)

Total of all below investment grade AFS securities
Corporate securities
Industrial	8.5	8.7	(0.2)
Utility	0.4	0.5	(0.1)
Asset-backed securities - housing related	12.8	18.7	(5.9)
Residential mortgage-backed securities - non agency backed	17.0	19.8	(2.8)
Equity securities - banking securities	5.0	6.6	(1.6)

Total fixed maturity and equity securities	$43.7	$54.3	$(10.6)

Total number of securities in a continuous unrealized loss position			8

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$4.7	$5.1	$(0.4)
Residential mortgage-backed securities - non agency backed	2.8	3.3	(0.5)

Total fixed maturity and equity securities	7.5	8.4	(0.9)

Greater than six months but less than or equal to one year
Corporate securities - industrial	5.0	5.2	(0.2)

Total fixed maturity and equity securities	5.0	5.2	(0.2)

Greater than one year
Corporate securities - utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	15.5	18.3	(2.8)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$32.8	$45.4	$(12.6)

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Total of all below investment grade AFS securities
Corporate securities
Industrial	$9.7	$10.3	$(0.6)
Utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	18.3	21.6	(3.3)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$45.3	$59.0	$(13.7)

Total number of securities in a continuous unrealized loss position			16

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 73% and 71% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2011 and December 31, 2010, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		June 30, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$3.4	$3.5	$(0.1)

		3.4	3.5	(0.1)

Greater than six months but less than or equal to one year	70% to 100%	1.9	2.4	(0.5)

		1.9	2.4	(0.5)

Greater than one year
	70% to 100%	31.0	36.8	(5.8)
	40% to 70%	7.4	11.6	(4.2)

		38.4	48.4	(10.0)

Total		$43.7	$54.3	$(10.6)

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$7.5	$8.4	$(0.9)

		7.5	8.4	(0.9)

Greater than six months but less than or equal to one year	70% to 100%	5.0	5.2	(0.2)

		5.0	5.2	(0.2)

Greater than one year
	70% to 100%	17.3	20.5	(3.2)
	40% to 70%	15.5	24.9	(9.4)

		32.8	45.4	(12.6)

Total		$45.3	$59.0	$(13.7)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The assets depressed over 20% as well as over 40% and greater than one year are primarily related to ABS backed by subprime mortgages. As there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at June 30, 2011.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2011 and December 31, 2010 by rating agency equivalent were:

	June 30, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$426.3	$445.8	$400.5	$415.5
AA	185.2	195.6	190.0	199.2
A	625.8	658.4	619.6	646.0
BBB	281.3	303.9	274.4	294.8
Below investment grade	70.3	65.3	80.5	72.9

Total fixed maturity AFS securities	$1,588.9	$1,669.0	$1,565.0	$1,628.4

Investment grade	96%	96%	95%	96%
Below investment grade	4%	4%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2011 and December 31, 2010, approximately $66.4 million (or 4%) and $55.8 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

During the three and six months ended June 30, 2011 there was $0.1 million and $0.5 million, respectively, of investment income on fixed maturity trading securities and $0.3 million and $1.2 million, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized losses of $0.4 million and $0.1 million, respectively, during the three and six months ended June 30, 2011 on the conversion of fixed maturity trading securities to preferred stock.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at June 30, 2011 and December 31, 2010:

	June 30, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$18.9	$19.1	$0.2
Below BBB	18.7	12.8	(5.9)
Second lien (a)
Below BBB	4.1	5.9	1.8

Total	$41.7	$37.8	$(3.9)

	December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$20.6	$20.9	$0.3
Below BBB	20.0	12.5	(7.5)
Second lien (a)
Below BBB	5.1	6.4	1.3

Total	$45.7	$39.8	$(5.9)

	June 30, 2011
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$13.7	$5.4	$-	$-	$19.1
Below BBB	-	-	3.2	9.6	12.8
Second lien (a)
Below BBB	-	-	5.9	-	5.9

Total	$13.7	$5.4	$9.1	$9.6	$37.8

	December 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$15.4	$5.5	$-	$-	$20.9
Below BBB	-	-	3.4	9.1	12.5
Second lien (a)
Below BBB	-	-	6.4	-	6.4

Total	$15.4	$5.5	$9.7	$9.1	$39.8

(a) Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

The Company’s impairment losses were $0.8 million and $0.9 million for the three and six months ended June 30, 2011, respectively, with no associated VOBA amortization. During the second quarter 2011, the Company impaired its holdings of a 2006 vintage and two 2007 vintage subprime mortgage asset-backed securities for less than $0.1 million and $0.5 million, respectively, and a corporate bond for $0.3 million due to adverse changes in cash flows. During the first quarter 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security due to an adverse change in cash flows.

The Company’s impairment losses were $0.9 million and $1.3 million for the three and six months ended June 30, 2010, respectively, net of associated VOBA amortization. The impairment losses were principally the result of the Company impairing its holding of a 2005 vintage RMBS security for $0.7 million in the second quarter due to adverse change in cash flows. A corporate bond was impaired for $0.4 million due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a 2007 vintage subprime mortgage ABS for $0.4 million.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2011 and December 31, 2010, the Company’s assets included $2.1 billion and $1.9 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first half of 2011 and 2010, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at August 12, 2011:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at June 30, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$205.1	$375.1	$337.4	$2,098.2	$3,015.8
Separate Accounts (a)	1,037.3	1,892.1	1,711.8	6,265.9	10,907.1

	$1,242.4	$2,267.2	$2,049.2	$8,364.1	$13,922.9

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At June 30, 2011 and December 31, 2010, the Company’s estimated liability for future guaranty fund assessments was $5.1 million and $5.1 million, respectively, with an offsetting receivable for future premium tax deductions of $4.0 million and $4.0 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended June 30, 2011 and 2010, the Company recorded net income of $18.5 million and $7.1 million, respectively. For the six months ended June 30, 2011 and 2010, the Company recorded net income of $44.5 million and $29.2 million, respectively. The increase in income for the three and six months ended June 30, 2011 as compared to the same periods in 2010 was primarily due to lower policy benefits partially offset by net realized investment losses in 2011 as compared with gains in 2010, DAC and VOBA amortization in 2011 as compared with accretion in 2010 and the decrease in the income tax benefit in 2011.

Policy charge revenue increased (decreased) $0.3 million and ($0.7) million during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
Asset-based policy charge revenue	$0.9	$0.5	(a)
Guaranteed benefit based policy charge revenue	0.1	(0.1)
Non-asset based policy charge revenue	(0.7)	(1.1	) (b)

Total policy charge revenue	$0.3	$(0.7)

(a)	Asset-based policy charge revenue for 2011 was positively impacted by the increase in the variable annuity account balances as compared to the same periods in 2010.
(b)	The decrease in non-asset based policy charge revenue is primarily due to a decline in surrender fee revenue and assumed reinsurance fee revenue.

Net realized investment gains (losses) decreased $16.1 million and $13.0 million during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
Credit related gains (losses)	$(0.1)	$0.3
Interest related gains (losses)	0.4	0.3
Equity related gains (losses)	(16.1)	(13.9	) (a)
Associated amortization of VOBA	(0.3)	0.3

Total net realized investment gains (losses)	$(16.1)	$(13.0)

Write-downs for OTTI included in net realized investment gains (losses)	$2.1	$2.4

(a)

The change in equity related losses principally relates to net losses on futures contracts during 2011 as compared to net gains in 2010. Short future contracts fluctuate inversely to the volatility in the S&P 500 index.

Policy benefits decreased $64.3 million and $75.2 million during the three and six months ended June 30, 2011 as compared to the same periods in 2010. The following table provides the changes in policy benefits by type:

(dollars in millions)	Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
Annuity benefit unlocking	$(24.2)	$(32.4	) (a)
Annuity benefit expense	(41.7)	(43.8	) (b)
Amortization of deferred sales inducements	2.1	3.5
Life insurance mortality expense	(0.5)	(2.5)

Total policy benefits	$(64.3)	$(75.2)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The decrease in annuity benefit expense was primarily due to favorable equity markets driving the decline in guaranteed benefits in 2011 as compared to the same period in 2010.

Amortization of DAC was $0.1 million and $1.9 million for the three and six months ended June 30, 2011, respectively, which included unfavorable unlocking of $1.7 million and $2.0 million, respectively. During the three months ended June 30, 2011, the increased fair value reserves and higher than expected future hedge costs primarily drove the unfavorable unlocking and accretion expense. The six months ended June 30, 2011 were primarily driven by the second quarter results partially offset by the favorable equity markets in the first quarter. During the three and six months ended June 30, 2010, accretion of DAC was $9.1 million and

$13.4 million, respectively, which included favorable unlocking of $0.7 million and $0.7 million, respectively. During the three and six months ended June 30, 2010, unfavorable equity market movements in the second quarter of 2010 resulted in negative future gross profits which resulted in accretion and negative unlocking.

Amortization of VOBA was $5.0 million and $9.9 million for the three and six months ended June 30, 2011, respectively, which included favorable unlocking of $1.1 million and $3.7 million, respectively. Accretion of VOBA was $8.8 million and $11.2 million for the three and six months ended June 30, 2010, respectively, which included unfavorable unlocking of $8.5 million and $1.6 million, respectively. During the six months ended June 30, 2011, favorable equity market performance resulted in amortization and favorable unlocking as compared to the same period in 2010.

Insurance expenses and taxes decreased $1.1 million and $3.2 million in the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	Three Months 2011 vs. 2010	Six Months 2011 vs. 2010
Commissions	$0.5	$2.9	(a)
General insurance expenses	(1.4)	(6.1	) (b)
Taxes, licenses, and fees	(0.2)	-

Total insurance expenses and taxes	$(1.1)	$(3.2)

(a)	The increase in commissions is primarily due to increased trail commissions resulting from the 2010 system conversion.
(b)	The decrease in general insurance expenses is primarily due to 2010 transition and system conversion related expenses.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

Nothing to report.

Item 1A. Risk Factors.

The risk factors set forth below update the risk factors section previously disclosed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2010. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Uncertainty about the timing and strength of a recovery in the U.S. economy continues to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity and credit market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. In addition, negative rating agency actions and consequences with respect to our investments, such as those associated with the recent downgrades to the credit ratings of debt issued by the U.S. government and government agencies, could also adversely affect our statutory capital and risk-based capital ratios, which could in turn have other negative consequences for our business and results.

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

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transamerica Advisors Life Insurance Company

/s/ Eric J. Martin
Eric J. Martin
Vice President, Treasurer,
Chief Financial Officer, and Controller

Date: August 12, 2011

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.