Form 10-Q
period 2011-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2011-11-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $1,702,703; 2010 - $1,565,004)	$1,846,420	$1,628,394
Fixed maturity trading securities	2,542	23,138
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $36,145; 2010 - $15,202)	30,806	12,990
Limited partnerships	10,541	9,687
Mortgage loans on real estate	56,399	62,890
Policy loans	803,462	827,638
Derivative assets	3,824	-

Total investments	2,753,994	2,564,737

Cash and cash equivalents	296,114	308,614
Accrued investment income	40,763	38,121
Deferred policy acquisition costs	44,053	31,437
Deferred sales inducements	10,152	7,270
Value of business acquired	315,526	335,051
Goodwill	2,800	2,800
Federal income taxes - deferred	-	4,467
Reinsurance receivables - net	705	4,158
Affiliated short-term note receivable	50,000	-
Receivable for investments sold - net	5,576	371
Other assets	34,306	32,241
Separate Accounts assets	6,793,453	8,163,032

Total Assets	$10,347,442	$11,492,299

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	September 30, 2011	December 31, 2010
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,479,755	$1,551,317
Future policy benefits	528,730	362,587
Claims and claims settlement expenses	43,326	33,677

Total policyholder liabilities and accruals	2,051,811	1,947,581

Other policyholder funds	3,841	3,380
Payables for collateral under securities loaned and reverse repurchase agreements	271,548	160,363
Payable for derivative collateral	2,717	-
Derivative liabilities	-	353
Federal income taxes - current	1,799	4,106
Federal income taxes - deferred	11,176	-
Affiliated payables - net	8,621	11,199
Other liabilities	6,271	5,783
Separate Accounts liabilities	6,793,453	8,163,032

Total Liabilities	9,151,237	10,295,797

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	71,938	27,487
Retained deficit	(244,869)	(200,121)

Total Stockholder’s Equity	1,196,205	1,196,502

Total Liabilities and Stockholder’s Equity	$10,347,442	$11,492,299

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)
Revenues
Policy charge revenue	$49,253	$50,152	$152,709	$154,339
Net investment income	38,317	32,691	100,991	97,063
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(1,813)	(2,159)	(3,601)	(5,469)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	1,813	1,886	3,572	4,335
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(79)	-	(953)	(423)

Net other-than-temporary impairment losses on securities recognized in income	(79)	(273)	(982)	(1,557)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	19,253	(14,446)	12,998	(7,288)

Net realized investment gains (losses)	19,174	(14,719)	12,016	(8,845)

Total Revenues	106,744	68,124	265,716	242,557

Benefits and Expenses
Interest credited to policyholder liabilities	18,502	20,420	55,488	60,059
Policy benefits (net of reinsurance recoveries: 2011 - $3,852, $12,627; 2010 - $2,370, $15,048)	185,129	(50,480)	219,378	58,941
Reinsurance premium ceded	2,387	2,997	8,442	10,458
Amortization (accretion) of deferred policy acquisition costs	(14,186)	929	(12,258)	(12,446)
Amortization (accretion) of value of business acquired	(1,408)	13,109	8,491	1,865
Insurance expenses and taxes	12,262	9,800	41,427	42,161

Total Benefits and Expenses	202,686	(3,225)	320,968	161,038

Income (Loss) Before Taxes	(95,942)	71,349	(55,252)	81,519

Federal Income Tax Expense (Benefit)
Current	(136)	(1,781)	(1,802)	(1,781)
Deferred	(6,534)	1,944	(8,702)	(17,096)

Federal Income Tax Expense (Benefit)	(6,670)	163	(10,504)	(18,877)

Net Income (Loss)	$(89,272)	$71,186	$(44,748)	$100,396

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2011	2010	2011	2010
	(unaudited)

Net Income (Loss)	$(89,272)	$71,186	$(44,748)	$100,396

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	58,164	59,435	78,692	125,072
Reclassification adjustment for (gains) losses included in net income	(864)	2,428	(2,772)	5,952

	57,300	61,863	75,920	131,024

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(1,813)	(1,886)	(3,572)	(4,335)
Change in previously recognized unrealized other-than-temporary impairments	4,110	701	3,900	1,893
Reclassification adjustment for other-than-temporary impairments included in net income	79	-	953	423

	2,376	(1,185)	1,281	(2,019)

Adjustments
Policyholder liabilities	932	(294)	1,609	(1,529)
Value of business acquired	(9,117)	(15,081)	(10,014)	(28,540)
Deferred federal income taxes	(18,280)	(16,082)	(24,345)	(35,123)

	(26,465)	(31,457)	(32,750)	(65,192)

Total other comprehensive income, net of taxes	33,211	29,221	44,451	63,813

Comprehensive Income (Loss)	$(56,061)	$100,407	$(297)	$164,209

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	September 30, 2011	December 31, 2010
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$27,487	$(10,104)
Total other comprehensive income, net of taxes	44,451	37,591

Balance at end of period	$71,938	$27,487

Retained Earnings (Deficit)
Balance at beginning of period	$(200,121)	$(337,983)
Net income (loss)	(44,748)	137,862

Balance at end of period	$(244,869)	$(200,121)

Total Stockholder’s Equity	$1,196,205	$1,196,502

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(44,748)	$100,396
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(12,616)	(13,205)
Change in deferred sales inducements	(2,882)	(2,935)
Change in value of business acquired	8,491	1,865
Change in benefit reserves	163,974	4,754
Change in federal income tax accruals	(11,010)	(18,489)
Change in claims and claims settlement expenses	9,649	(4,513)
Change in other policyholder funds	461	(4,753)
Change in other operating assets and liabilities, net	(8,549)	2,845
Amortization of investments	1,106	320
Limited partnership asset distributions	(1,152)	(266)
Interest credited to policyholder liabilities	55,488	60,059
Net change in fixed maturity trading securities	(348)	-
Net realized investment (gains) losses	(12,016)	8,845

Net cash and cash equivalents provided by operating activities	145,848	134,923

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	142,961	416,074
Maturities of available-for-sale securities and mortgage loans	83,340	120,603
Purchases of available-for-sale securities	(374,776)	(755,546)
Sales of trading securities	20,944	-
Sales of limited partnerships	2,301	1,911
Change in affiliated short-term note receivable	(50,000)	-
Change in payable for collateral under securities loaned and reverse repurchase agreements	111,185	71,879
Change in derivative collateral	2,717	-
Changes in derivative asset	(3,824)	-
Change in derivative liability	(353)	-
Policy loans on insurance contracts, net	24,176	31,778
Net settlement on futures contracts	8,313	(13,380)
Other	(2,062)	(1,274)

Net cash and cash equivalents used in investing activities	$(35,078)	$(127,955)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended September 30,
(dollars in thousands)	2011	2010
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$21,093	$30,890
Policyholder withdrawals	(144,363)	(169,590)

Net cash and cash equivalents used in financing activities	(123,270)	(138,700)

Net decrease in cash and cash equivalents (1)	(12,500)	(131,732)
Cash and cash equivalents, beginning of year	308,614	428,848

Cash and cash equivalents, end of period	$296,114	$297,116

(1) Included in net decrease in cash and cash equivalents is interest received (2011 - $64; 2010 - $87); interest paid (2011 - $16; 2010 - $30); and Federal income taxes paid (2011 - $500; 2010 - $3,200); Federal income taxes received (2011 - $0; 2010 - $3,589).

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

ASC 860, Transfers and Servicing

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which modifies the criteria for determining whether a repurchase transaction should be accounted for as a secured borrowing or as a sale. The amendments in this ASU remove from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim or annual period beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and is currently evaluating its impact on the Company’s results of operations and financial position.

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

ASC 350, Intangibles—Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company does not need to perform further testing. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company would have to perform the two step goodwill impairment test. The option is unconditional so it may be skipped in any reporting period and an entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and does not expect the adoption to have a material impact on the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,154,468	$-	$1,154,468
Asset-backed securities	-	99,590	9,995	109,585
Commercial mortgage-backed securities	-	128,003	-	128,003
Residential mortgage-backed securities	-	86,558	1,721	88,279
Municipals	-	1,200	-	1,200
Government and government agencies
United States	354,790	-	-	354,790
Foreign	3,795	6,300	-	10,095

Total fixed maturity AFS securities (a)	358,585	1,476,119	11,716	1,846,420
Fixed maturity trading securities (a) - corporate securities	-	2,542	-	2,542
Equity securities (a)
Banking securities	-	24,661	-	24,661
Other financial services securities	-	368	-	368
Industrial securities	-	5,777	-	5,777

Total equity securities (a)	-	30,806	-	30,806
Cash equivalents (b)	-	304,859	-	304,859
Derivative assets (f)	-	3,824	-	3,824
Limited partnerships (c)	-	-	10,541	10,541
Separate Accounts assets (d)	6,793,453	-	-	6,793,453
Total assets	$7,152,038	$1,818,150	$22,257	$8,992,445

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$24,692	$24,692

Total liabilities	$-	$-	$24,692	$24,692

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,120,974	$-	$1,120,974
Asset-backed securities	-	91,210	11,244	102,454
Commercial mortgage-backed securities	-	139,330	504	139,834
Residential mortgage-backed securities	-	101,263	2,886	104,149
Municipals	-	1,475	-	1,475
Government and government agencies
United States	149,652	-	-	149,652
Foreign	3,699	6,157	-	9,856

Total fixed maturity AFS securities (a)	153,351	1,460,409	14,634	1,628,394
Fixed maturity trading securities (a) - corporate securities	-	23,138	-	23,138
Equity securities (a)
Banking securities	-	7,054	-	7,054
Other financial services securities	-	520	-	520
Industrial securities	-	5,416	-	5,416

Total equity securities (a)	-	12,990	-	12,990
Cash equivalents (b)	-	317,321	-	317,321
Limited partnerships (c)	-	-	9,415	9,415
Separate Accounts assets (d)	8,163,032	-	-	8,163,032

Total assets	$8,316,383	$1,813,858	$24,049	$10,154,290

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(25,416)	$(25,416)
Derivative liabilities (f)	-	353	-	353

Total liabilities	$-	$353	$(25,416)	$(25,063)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At September 30, 2011, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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

(f)

Derivative assets and liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s (“S&P”) index at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap.

During 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$9,415	$14,634	$7,604	$37,041

Change in unrealized gains (b)	-	868	-	4,125
Purchases	-	-	-	27,941
Sales	(2,088)	(3,310)	(712)	(3,781)
Transfers into Level 3	-	4	-	3,256
Transfers out of Level 3	-	(508)	-	(54,058)
Changes in valuation (c)	2,062	28	2,137	110
Net realized investment gains (d)	1,152	-	386	-

Balance at end of period (a)	$10,541	$11,716	$9,415	$14,634

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity AFS securities and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at September 30, 2011 was primarily due to sales and availability of market observable data (Level 2). At December 31, 2010, the decrease was also due to an increase in market activity.

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

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 25.6% at September 30, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$31,001	$(56,417)	$45,987	$(58,746)

Changes in interest rates (a)	60,596	(28,533)	20,355	(8,533)
Changes in equity markets (a)	32,414	(14,864)	(10,022)	4,653
Other (a)	495	-	(25,319)	6,209

Balance at end of period (b)	$124,506	$(99,814)	$31,001	$(56,417)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the nine months ended September 30, 2011, the increase in the GMWB and GMIB reinsurance reserves was primarily driven by the reduction in interest rates and lower than expected equity market performance during third quarter 2011. During 2010, the decrease in the GMWB and GMIB reinsurance reserves was principally driven by the improved equity markets and updated policyholder behavior assumptions offset by a decline in risk neutral rates.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2011 and December 31, 2010 were:

	September 30, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,066,968	$91,065	$(3,565)	$1,154,468
Asset-backed securities	109,639	6,828	(6,882)	109,585
Commercial mortgage-backed securities	119,590	8,600	(187)	128,003
Residential mortgage-backed securities	87,022	4,231	(2,974)	88,279
Municipals	1,125	75	-	1,200
Government and government agencies
United States	309,438	45,352	-	354,790
Foreign	8,921	1,174	-	10,095

Total fixed maturity AFS securities	$1,702,703	$157,325	$(13,608)	$1,846,420

Equity securities - preferred stocks
Banking securities	$30,189	$-	$(5,528)	$24,661
Other financial services securities	165	203	-	368
Industrial securities	5,791	-	(14)	5,777

Total equity securities	$36,145	$203	$(5,542)	$30,806

	December 31, 2010
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,069,082	$55,530	$(3,638)	$1,120,974
Asset-backed securities	102,964	7,062	(7,572)	102,454
Commercial mortgage-backed securities	131,362	8,501	(29)	139,834
Residential mortgage-backed securities	104,486	3,145	(3,483)	104,149
Municipals	1,462	13	-	1,475
Government and government agencies
United States	146,585	4,771	(1,704)	149,652
Foreign	9,063	794	-	9,856

Total fixed maturity AFS securities	$1,565,004	$79,816	$(16,426)	$1,628,394

Equity securities - preferred stocks
Banking securities	$9,246	$-	$(2,192)	$7,054
Other financial services securities	165	355	-	520
Industrial securities	5,791	-	(375)	5,416

Total equity securities	$15,202	$355	$(2,567)	$12,990

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2011 and December 31, 2010 were:

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,634,222	$1,785,304	$1,484,533	$1,555,503
Below investment grade	68,481	61,116	80,471	72,891

Total fixed maturity AFS securities	$1,702,703	$1,846,420	$1,565,004	$1,628,394

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At September 30, 2011 and December 31, 2010, the estimated fair value of fixed maturity securities rated BBB- were $60,779 and $55,760, respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2011 and December 31, 2010 by contractual maturities were:

	September 30, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$34,521	$35,072	$8,271	$8,350
Due after one year through five years	231,890	245,364	250,194	263,865
Due after five years through ten years	895,577	963,260	823,396	858,024
Due after ten years	224,464	276,857	144,331	151,718

	1,386,452	1,520,553	1,226,192	1,281,957
Mortgage-backed securities and other asset-backed securities	316,251	325,867	338,812	346,437

Total fixed maturity AFS securities	$1,702,703	$1,846,420	$1,565,004	$1,628,394

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During the three and nine months ended September 30, 2011, there was $90 and $581, respectively, of investment income on fixed maturity trading securities and ($759) and $416, respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company did not recognize any gains or losses during the three months ended September 30, 2011. The Company recognized losses of $98, during the nine months ended September 30, 2011 on the conversion of fixed maturity trading securities to preferred stock in the first and second quarters of 2011.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010 were as follows:

	0Losses and0	0Losses and0	0Losses and0
	September 30, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$96,766	$99,974	$(3,208)
Asset-backed securities	32,093	32,439	(346)
Commercial mortgage-backed securities	8,291	8,478	(187)
Residential mortgage-backed securities	59	60	(1)
Equity securities
Banking securities	20,355	23,558	(3,203)
Industrial securities	5,777	5,791	(14)

Total fixed maturity and equity securities	163,341	170,300	(6,959)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities - corporate securities	2,163	2,220	(57)

Total fixed maturity and equity securities	2,163	2,220	(57)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,971	12,271	(300)
Asset-backed securities	11,847	18,383	(6,536)
Residential mortgage-backed securities	15,808	18,781	(2,973)
Equity securities - banking securities	4,305	6,630	(2,325)

Total fixed maturity and equity securities	43,931	56,065	(12,134)

Total fixed maturity and equity securities	$209,435	$228,585	$(19,150)

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$69,662	$72,628	$(2,966)
Asset-backed securities	10,276	10,297	(21)
Commercial mortgage-backed securities	1,022	1,051	(29)
Residential mortgage-backed securities	9,371	10,074	(703)
Government and government agencies - United States	644	656	(12)
Equity securities - banking securities	2,558	2,616	(58)

Total fixed maturity and equity securities	$93,533	$97,322	$(3,789)

	0Losses and0	0Losses and0	0Losses and0
	December 31, 2010
(continued)	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses and OTTI (1)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities - corporate securities	$5,205	$5,366	$(161)

Total fixed maturity and equity securities	5,205	5,366	(161)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,553	12,064	(511)
Asset-backed securities	15,001	22,552	(7,551)
Residential mortgage-backed securities	15,499	18,279	(2,780)
Government and government agencies - United States	30,846	32,538	(1,692)
Equity securities
Banking securities	4,497	6,631	(2,134)
Industrial securities	5,416	5,791	(375)

Total fixed maturity and equity securities	82,812	97,855	(15,043)

Total fixed maturity and equity securities	$181,550	$200,543	$(18,993)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 74 and 74 at September 30, 2011 and December 31, 2010, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at September 30, 2011 and December 31, 2010 were as follows:

	Number of	Number of	Number of
	September 30, 2011
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$2,288	$(728)	2
Greater than one year	14,936	(8,751)	6

Total	$17,224	$(9,479)	8

Decline > 40%
Greater than one year	$4,040	$(3,387)	2

Total	$4,040	$(3,387)	2

	Number of	Number of	Number of
	December 31, 2010
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$995	$(314)	1
Greater than one year	15,849	(9,467)	6

Total	$16,844	$(9,781)	7

Decline > 40%
Greater than one year	$4,284	$(2,969)	2

Total	$4,284	$(2,969)	2

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income, net of taxes, at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
Assets
Fixed maturity securities	$143,717	$63,390
Equity securities	(5,339)	(2,212)
Value of business acquired	(29,843)	(19,829)

	108,535	41,349

Liabilities
Policyholder account balances	2,997	1,387
Federal income taxes - deferred	(39,594)	(15,249)

	(36,597)	(13,862)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$71,938	$27,487

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums collected during the three months ended September 30, 2011. There were $75 of prepayment premiums collected during the nine months ended September 30, 2011. There were no prepayment premiums during the three and nine months ended September 30, 2010. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at September 30, 2011 and December 31, 2010 was $63,203 and $66,713, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at September 30, 2011 and December 31, 2010 was $28 and $33, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at September 30, 2011. There was one impaired mortgage loan at December 31, 2010, with a specific reserve of $633 with an unpaid principal balance of $3,275. As this loan was impaired at December 31, 2010, there was no interest income recorded subsequent to the impairment. The impaired mortgage loan was sold during first quarter 2011 resulting in a recovery of $163. The change in the credit loss allowances on mortgage loans by type of property at September 30, 2011 and December 31, 2010 was as follows:

	September 30,	September 30,
Commercial	September 30, 2011	December 31, 2010
Beginning balance	$666	$41

Charge offs	(633)	(889)
Provision	(5)	1,514

Ending balance	$28	$666

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, California and Delaware which account for approximately 83% of mortgage loans at September 30, 2011.

The credit quality of mortgage loans by type of property at September 30, 2011 and December 31, 2010 was as follows:

	September 30,	September 30,
Commercial	September 30, 2011	December 31, 2010
AAA - AA	$22,205	$24,709
A	22,713	26,026
BBB	11,509	12,188

Total mortgage loans on real estate	56,427	62,923
General reserve	(28)	(33)

Total mortgage loans on real estate, net	$56,399	$62,890

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at September 30, 2011 and December 31, 2010 was $803,462 and $827,638, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Securities Lending

The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at September 30, 2011 and December 31, 2010 was $227,656 and $150,463, respectively. The estimated fair value of securities out on loan at September 30, 2011 and December 31, 2010 was $257,172 and $156,440, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions. The amortized cost of the reverse repurchase agreements at September 30, 2011 was $6,426. The estimated fair value of the securities that were pledged was $6,456 at September 30, 2011. There were no reverse repurchase agreements at December 31, 2010.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. The Company also entered into variance swaps during 2010 to hedge the costs of the volatility of the S&P market. At September 30, 2011, the Company had 720 outstanding short futures contracts with a notional value of $202,680. At September 30, 2011, the Company has variance swaps with a notional value of $5 and a net fair value of $3,824. The Company recognized $6,340 and $2,462 of realized gains from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and nine months ended September 30, 2011, respectively. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company had two variance swaps with a notional value of $7 and a net fair value of ($353). The Company recognized $353 of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during 2010.

The Company can also receive collateral related to derivative transactions that it enters into. At September 30, 2011, the Company has variance swaps with a net fair value of $3,824. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At September 30, 2011, cash collateral of $2,717 was received on derivative transactions in accordance with the credit support agreement due to market value swings on variance swaps. At December 31, 2010, the Company did not pledge or receive collateral on derivative transactions.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Proceeds	$66,027	$113,494	$140,087	$416,074
Gross realized investment gains	2,782	4,236	5,752	9,140
Gross realized investment losses	(11)	(750)	(231)	(2,596)

Proceeds on AFS securities sold at a realized loss	1,584	15,608	5,447	106,160

Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fixed maturity AFS securities	$2,692	$3,203	$4,510	$4,717
Equity securities	-	10	29	10
Limited partnerships	(58)	-	(58)	660
Mortgages	1	6	242	6
Derivatives	16,539	(18,414)	8,313	(13,381)
Adjustment related to value of business acquired	-	476	(1,020)	(857)

Net realized investment gains (losses)	$19,174	$(14,719)	$12,016	$(8,845)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
Balance at beginning of period	$2,014	$1,445
Credit loss impairment recognized in the current period on securities not previously impaired	27	996
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	953	423
Accretion of credit loss impairments previously recognized	(512)	(850)

Balance at end of period	$2,482	$2,014

The components of OTTI reflected in the Statements of Income for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$1,892	$1,813	$79	$4,554	$3,572	$982
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI losses	$1,892	$1,813	$79	$4,554	$3,572	$982

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$2,159	$1,886	$273	$6,150	$4,335	$1,815
Value of business acquired amortization	-	-	-	(258)	-	(258)

Net OTTI losses	$2,159	$1,886	$273	$5,892	$4,335	$1,557

For the three and nine months ended September 30, 2011, the Company’s impairment losses recognized in the Statements of Income were $79 and $982, respectively, with no associated value of business acquired amortization. During the third quarter 2011, the Company impaired its holdings of previously OCI impaired 2006 vintage and two 2007 vintage subprime mortgage asset-back securities for $79 due to an adverse change in cash flows. During the second quarter 2011, the Company impaired its holdings of a 2006 vintage and two 2007 vintage subprime mortgage asset-backed securities for $27 and $546, respectively, and a corporate bond for $258 due to adverse changes in cash flows. During the first quarter 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security for $72 due to an adverse change in cash flows.

For the three and nine months ended September 30, 2010, the Company’s impairment losses recognized in the Statements of Income were $273 and $1,557, respectively, net of associated value of business acquired amortization. During the third quarter 2010, the gross impairment losses were primarily driven by the impairment of a 2007 vintage subprime mortgage asset-backed security for $273 due to an adverse change in cash flows. During the second quarter 2010, the gross impairment losses were principally the result of the Company impairing its holding of a 2005 vintage residential mortgage-backed security for $722 due to an adverse change in cash flows. A corporate bond was also impaired for $397 due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a previously OCI impaired 2007 vintage subprime mortgage asset-backed security for $423 due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at September 30, 2011 and 2010.

The change in the carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Accretion (amortization) expense	$43,222	$(29,561)	$29,588	$(16,711)
Unlocking	(41,814)	16,452	(38,079)	14,846
Adjustment related to realized gains (losses) on investments	-	476	(1,020)	(857)
Adjustment related to unrealized gains and OTTI on investments	(9,117)	(15,081)	(10,014)	(28,540)

Change in VOBA carrying amount	$(7,709)	$(27,714)	$(19,525)	$(31,262)

The three months ended September 30, 2011 were impacted by negative gross profits, principally driven by unfavorable equity markets and long-term interest rate assumption changes, resulting in accretion and unfavorable unlocking. The nine months ended September 30, 2011, were driven by third quarter 2011 unfavorable unlocking partially offset by accretion. The three and nine months ended September 30, 2010, were impacted by positive future gross profits, principally driven by favorable equity market movement, resulting in amortization and favorable unlocking.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
DAC	2011	2010	2011	2010
Capitalization	$80	$255	$358	$758
Accretion (amortization) expense	14,631	(55)	14,749	14,069
Unlocking	(445)	(873)	(2,491)	(1,622)

Change in DAC carrying amount	$14,266	$(673)	$12,616	$13,205

	Three Months Ended September 30,		Nine Months Ended September 30,
DSI	2011	2010	2011	2010
Capitalization	$14	$(9)	$39	$-
Accretion (amortization) expense	3,330	(13)	3,357	3,247
Unlocking	(102)	(201)	(514)	(312)

Change in DSI carrying amount	$3,242	$(223)	$2,882	$2,935

The three and nine months ended September 30, 2011, were impacted by negative gross profits, principally driven by unfavorable equity markets and long-term interest rate assumption changes, resulting in accretion and unfavorable unlocking. The accretion of DAC and DSI during the nine months ended September 30, 2010 was primarily driven by the increase in the GMWB reserve.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
GMDB	2011	2010	2011	2010
Guaranteed benefits incurred	$8,223	$9,943	$25,424	$28,591
Guaranteed benefits paid	(16,559)	(8,371)	(32,604)	(31,668)
Unlocking	68,149	(24,756)	62,384	(7,215)

Total	$59,813	$(23,184)	$55,204	$(10,292)

	Three Months Ended September 30,		Nine Months Ended September 30,
GMIB	2011	2010	2011	2010
Guaranteed benefits incurred	$3,531	$4,592	$9,349	$13,459
Unlocking	52,844	(19,848)	49,360	(14,207)

Total	$56,375	$(15,256)	$58,709	$(748)

The three and nine months ended September 30, 2011, were impacted by unfavorable equity market performance and long-term interest rate assumption changes resulting in unfavorable unlocking. Favorable unlocking for the three and nine months ended September 30, 2010 was primarily due to favorable equity market performance resulting in lower estimates of future benefit amounts, partially offset by changes in policyholder behavior assumptions.

The variable annuity GMDB liability at September 30, 2011 and December 31, 2010 was $169,732 and $114,528, respectively. The variable annuity GMIB liability at September 30, 2011 and December 31, 2010 was $90,700 and $31,991, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and nine months ended September 30, 2011 and 2010, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was 19% and (23%) for the nine months ended September 30, 2011 and 2010, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

The valuation allowance for deferred tax assets at September 30, 2011 and December 31, 2010 was $111,873 and $92,950, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,522 (gross $7,206) and $4,299 (gross $12,283), that should not be recognized at September 30, 2011 and December 31, 2010, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	September 30, 2011	December 31, 2010
Unrecognized tax benefits, opening balance	$4,299	$3,623
Additions for tax positions of prior years	-	676
Reductions for tax positions of prior years	(1,777)	-

Unrecognized tax benefits, ending balance	$2,522	$4,299

At September 30, 2011 and December 31, 2010, the Company had an operating loss carryforward for federal income tax purposes of $556,451 (net of the ASC 740 reduction of $7,206) and $290,009 (net of the ASC 740 reduction of $12,283), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. In addition, at September 30, 2011, the Company did not have a capital loss carryforward for federal income tax purposes. At December 31, 2010, the Company had a capital loss carryforward for federal income tax purposes of $3,597. At September 30, 2011 and December 31, 2010, the Company had a foreign tax credit carryforward of $5,409 and $4,645, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $2,488 and $2,518 at September 30, 2011 and December 31, 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has not incurred or recognized any penalties in its financial statements at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011 and December 31, 2010, the Company recognized interest expense of $2 and ($119), respectively. The 2010 accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

The Company files a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2010, 2009 and 2008, but no examination by the Internal Revenue Service has commenced.

Note 7. Stockholder’s Equity and Statutory Accounting Principles

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners (“NAIC”) statutory accounting principles as the basis of its statutory accounting principles.

The Company’s statutory net income (loss) for the nine months ended September 30, 2011 and 2010 was ($377,815) and $69,361, respectively. Statutory capital and surplus at September 30, 2011 and December 31, 2010 was $469,374 and $813,142, respectively.

During the first nine months of 2011 and 2010, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2011 and December 31, 2010, net reinsurance receivables were $705 and $4,158 respectively. At September 30, 2011 and December 31, 2010, the reinsurance reserve was $428 and $780, respectively.

The Company is party to an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsures, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At September 30, 2011, 41% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2010, 44% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At September 30, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine months ended September 30, 2011, the Company incurred $2,048 and $6,391, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $707 and $8,478, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that is due March 30, 2012. During the three and nine months ended September 30, 2011, the Company accrued and/or received $32 and $32 of interest, respectively. On April 29, 2010, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that was paid off in December 2010. On June 29, 2009, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that was paid off in April 2010. During the three and nine months ended September 30, 2010, the Company accrued and/or received less than $21 and $92 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine months ended September 30, 2011, the Company incurred $32 and $100, respectively, under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $38 and $114, respectively, under this agreement. There were no mortgage loan origination fees during the three and nine months ended September 30, 2011 and 2010, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2011, the Company incurred $554 and $1,648, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $544 and $1,601, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2011, the Company incurred $8,400 and $29,515, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2010, the Company incurred $7,366 and $26,006, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and nine months ended September 30, 2011, the Company incurred

$105 and $324, respectively, in expenses under these agreements. During the three and nine months ended September 30, 2010, the Company did not incur any expenses under these agreements.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three and nine months ended September 30, 2011, the Company received $454 and $1,404, respectively, in revenue under this agreement. During the three and nine months ended September 30, 2010, the Company received $48 and $142, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and nine months ended September 30, 2011, the Company incurred $5 and $16, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred. During the three and nine months ended September 30, 2010, the Company incurred $7 and $47, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three months ended September 30, 2011, the Company did not sell any fixed maturity AFS securities or mortgage loans on real estate to affiliated companies. During the nine months ended September 30, 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies. During the three months ended September 30, 2010, the Company did not sell any fixed maturity AFS securities or mortgage loans on real estate to affiliated companies. During the nine months ended September 30, 2010, the Company sold $48,177 of fixed maturity AFS securities to affiliated companies.

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

	Annuity	Life Insurance	Total
Three months ended September 30, 2011
Net revenues (a)	$69,646	$18,596	$88,242
Amortization (accretion) of VOBA	(12,385)	10,977	(1,408)
Policy benefits (net of reinsurance recoveries)	175,307	9,822	185,129
Federal income tax benefit	(5,716)	(954)	(6,670)
Net loss	(85,536)	(3,736)	(89,272)

Three months ended September 30, 2010
Net revenues (a)	$28,390	$19,314	$47,704
Amortization of VOBA	11,372	1,737	13,109
Policy benefits (net of reinsurance recoveries)	(58,582)	8,102	(50,480)
Federal income tax expense (benefit)	1,548	(1,385)	163
Net income	63,259	7,927	71,186

	Annuity	Life Insurance	Total
Nine months ended September 30, 2011
Net revenues (a)	$152,334	$57,894	$210,228
Amortization (accretion) of VOBA	(5,336)	13,827	8,491
Policy benefits (net of reinsurance recoveries)	193,832	25,546	219,378
Federal income tax expense (benefit)	(12,509)	2,005	(10,504)
Net income (loss)	(51,950)	7,202	(44,748)

Nine months ended September 30, 2010
Net revenues (a)	$123,368	$59,130	$182,498
Amortization (accretion) of VOBA	(1,603)	3,468	1,865
Policy benefits (net of reinsurance recoveries)	32,579	26,362	58,941
Federal income tax benefit	(18,091)	(786)	(18,877)
Net income	81,655	18,741	100,396

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $8.4 million and $25.5 million, respectively, for the three and nine months ended September 30, 2011. Total direct deposits (including internal exchanges) were $11.4 million and $34.3 million, respectively, for the three and nine months ended September 30, 2010. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during the three and nine months ended September 30, 2011 were $1.6 million and $4.4 million, respectively. Internal exchanges during the three and nine months ended September 30, 2010 were $0.8 million and $3.5 million, respectively.

Financial Condition

At September 30, 2011, the Company’s assets were $10.3 billion or $1.2 billion lower than the $11.5 billion in assets at December 31, 2010. Assets excluding Separate Accounts assets increased $225.3 million. Separate Accounts assets, which represent 66% of total assets, decreased $1.4 billion to $6.8 billion.

Changes in Separate Accounts assets were as follows:

(dollars in millions)	Nine Months Ended September 30, 2011

Investment performance	$(543.9)
Deposits	24.8
Policy fees and charges	(132.2)
Surrenders, benefits and withdrawals	(718.3)

Net change	$(1,369.6)

During the first nine months of 2011 and 2010, fixed contract owner deposits were $0.1 million and $0.2 million, respectively, and fixed contract owner withdrawals were $87.7 million and $88.6 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended September 30, 2011 with decreases of 12%, 13% and 14%, respectively from June 30, 2011, and decreases of 6%, 9% and 10%, respectively, from December 31, 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 76% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets.

During the nine months ended September 30, 2011, average variable account balances decreased $126.8 million to $7.9 billion as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Average medium term interest rate yield (a)	0.45%	0.65%	0.45%	0.65%
Decrease in medium term interest rates (in basis points)	(35)	(25)	(52)	(78)
Credit spreads (in basis points) (b)	279	179	279	179
Expanding (contracting) of credit spreads (in basis points)	106	(29)	104	(21)

Increase (decrease) on market valuations (in millions)
AFS investment securities	$59.7	$60.7	$77.2	$129.0
Interest-sensitive policyholder liabilities	0.9	(0.3)	1.6	(1.5)

Net change on market valuations	$60.6	$60.4	$78.8	$127.5

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

At September 30, 2011 and December 31, 2010, approximately $192.4 million (or 11%) and $184.5 million (or 11%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of non-publicly traded securities. Since significant judgment is required for the valuation of non-publicly traded securities, the estimated fair value of these securities may differ from amounts realized upon an immediate sale.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e., company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

For the three and nine months ended September 30, 2011, the Company recorded an OTTI in income of $0.1 million and $1.0 million, respectively, with no associated value of business acquired amortization. For the three and nine months ended September 30, 2010, the Company recorded an OTTI in income of $0.3 million and $1.6 million, respectively, net of associated value of business acquired amortization.

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

At September 30, 2011 and December 31, 2010, there was $56.4 million and $62.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheet. The estimated fair value of the mortgage loans on real estate at September 30, 2011 and December 31, 2010 was $63.2 million and $66.7 million, respectively. There were no impaired mortgage loans at September 30, 2011. A valuation allowance of $0.6 million was established for an impaired mortgage loan during 2010 which was then sold during first quarter 2011 resulting in a recovery of $0.2 million. In addition, during the fourth quarter 2010, a mortgage loan was impaired for $0.6 million and then sold. The general reserve at September 30, 2011 and December 31, 2010 was less than $0.1 million, respectively. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At September 30, 2011 and December 31, 2010, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

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

At September 30, 2011, the Company had 720 outstanding short futures contracts with a notional amount of $202.7 million. At September 30, 2011, the Company had variance swaps with a notional value of $5 thousand and a net fair value of $3.8 million. The Company recognized $6.3 million and $2.5 million of gains from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and nine months ended September 30, 2011, respectively. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company had two variance swaps with a notional value of $7 and a net fair value of ($0.4) million. The Company recognized $0.4 million of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during 2010.

The Company can also receive collateral related to derivative transactions that it enters into. The credit support agreement contains a fair value threshold of $1.0 million over which collateral needs to be pledged by the Company or its counterparty. At September 30, 2011, cash collateral of $2.7 million was received on derivative transactions in accordance with the credit support agreement due to market value swings on variance swaps. At December 31, 2010, the Company did not pledge or receive collateral on derivative transactions.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At September 30, 2011 and December 31, 2010, the payable for collateral under securities loaned was $265.1 million and $160.4 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At September 30, 2011 the amortized cost of the reverse repurchase agreements was $6.4 million. The estimated fair value of the securities that were pledged to the counterparty to support the initial dollar roll was $6.5 million at September 30, 2011. There were no reverse repurchase agreements at December 31, 2010.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At September 30, 2011 and December 31, 2010, the Company’s VOBA asset was $315.5 million and $335.1 million, respectively. For the three and nine months ended September 30, 2011, the unfavorable impact to pre-tax income related to VOBA unlocking was $41.8 million and $38.1 million, respectively. For the three and nine months ended September 30, 2010, the favorable impact to pre-tax income related to VOBA unlocking was $16.5 million and $14.8 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire DAC asset of $44.1 million and $31.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and nine months ended September 30, 2011, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.4 million and $2.5 million, respectively. For the three and nine months ended September 30, 2010, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.9 million and $1.6 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At September 30, 2011 and December 31, 2010, variable annuities accounted for the Company’s entire

DSI asset of $10.2 million and $7.3 million, respectively. For the three and nine months ended September 30, 2011, there was an unfavorable impact to pre-tax income related to DSI unlocking of $0.1 million and $0.5 million, respectively. For the three and nine months ended September 30, 2010, there was an unfavorable impact to pre-tax income related to DSI unlocking of $0.2 million and $0.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at September 30, 2011 and 2010.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2011 and December 31, 2010 were $1.5 billion and $1.6 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2011 and December 31, 2010, future policy benefits were $528.7 million and $362.6 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2011 and December 31, 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	September 30, 2011	December 31, 2010
GMDB liability	$169.7	$114.5
GMIB liability	90.7	32.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2011, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was $121.0 million and $111.7 million, respectively. For the three and nine months ended September 30, 2010, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $44.6 million and $21.4 million, respectively.

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

At September 30, 2011 and December 31, 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	September 30, 2011	December 31, 2010
GMWB liability	$124.5	$31.0
GMIB reinsurance asset	(99.8)	(56.4)

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

The valuation allowance for deferred tax assets at September 30, 2011 and December 31, 2010 was $111.9 million and $93.0 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of further taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

•

ASC 860, Transfers and Servicing – ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements – modifies the criteria for determining when a repurchase transaction should be accounted for as a secured borrowing or as a sale – will be adopted January 1, 2012.

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

•

ASC 350, Intangibles—Goodwill and Other – ASU 2011-08, Testing Goodwill for Impairment – gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test – will be adopted January 1, 2012.

Investments

The Company maintains a conservative general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2011 and December 31, 2010 were:

	September 30, 2011
					% of Estimated Fair Value
		Gross Unrealized		Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$276.2	$13.3	$(1.5)	$288.0	15%
Industrial	699.9	66.9	(1.8)	765.0	42
Utility	90.9	10.8	(0.2)	101.5	5
Asset-backed securities
Housing related	44.5	1.8	(6.9)	39.4	2
Credit cards	42.2	4.3	-	46.5	2
Structured settlements	4.2	0.5	-	4.7	-
Autos	18.3	0.2	-	18.5	1
Student loan	0.1	-	-	0.1	-
Timeshare	0.4	-	-	0.4	-
Commercial mortgage-backed securities - non agency backed	119.6	8.6	(0.2)	128.0	7
Residential mortgage-backed securities
Agency backed	68.3	4.2	-	72.5	4
Non agency backed	18.7	-	(3.0)	15.7	1
Municipals - tax exempt	1.1	0.1	-	1.2	-
Government and government agencies
United States	309.4	45.4	-	354.8	19
Foreign	8.9	1.2	-	10.1	1

Total fixed maturity AFS securities	1,702.7	157.3	(13.6)	1,846.4	99

Equity securities
Banking securities	30.1	-	(5.5)	24.6	1
Other financial services securities	0.2	0.2	-	0.4	-
Industrial securities	5.8	-	-	5.8	-

Total equity securities	36.1	0.2	(5.5)	30.8	1

Total fixed maturity and equity securities	$1,738.8	$157.5	$(19.1)	$1,877.2	100%

	December 31, 2010
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$266.9	$12.7	$(0.4)	$279.2	17%
Industrial	698.7	35.1	(2.7)	731.1	45
Utility	103.4	7.7	(0.5)	110.6	7
Asset-backed securities
Housing related	49.8	1.7	(7.6)	43.9	3
Credit cards	40.0	4.8	-	44.8	3
Structured settlements	4.6	0.3	-	4.9	-
Autos	5.0	0.3	-	5.3	-
Student loan	3.0	-	-	3.0	-
Timeshare	0.6	-	-	0.6	-
Commercial mortgage-backed securities - non agency backed	131.3	8.5	-	139.8	9
Residential mortgage-backed securities
Agency backed	82.9	3.1	(0.2)	85.8	5
Non agency backed	21.6	-	(3.3)	18.3	1
Municipals - tax exempt	1.5	-	-	1.5	-
Government and government agencies
United States	146.6	4.8	(1.7)	149.7	9
Foreign	9.1	0.8	-	9.9	1

Total fixed maturity AFS securities	1,565.0	79.8	(16.4)	1,628.4	100

Equity securities
Banking securities	9.2	-	(2.2)	7.0	-
Other financial services securities	0.2	0.4	-	0.6	-
Industrial securities	5.8	-	(0.4)	5.4	-

Total equity securities	15.2	0.4	(2.6)	13.0	-

Total fixed maturity and equity securities	$1,580.2	$80.2	$(19.0)	$1,641.4	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent and ability to hold to recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at September 30, 2011.

Seven issuers represent more than 5% of the total unrealized loss position, comprised of four subprime ABS-housing holdings, one corporate bond, one corporate financial services bond and one RMBS holding. The Company owns an investment grade corporate non-convertible security, issued by Telefonica Emisiones with an unrealized loss of $0.7 million. The Company’s corporate financial services bond unrealized loss is $1.0 million and relates to an investment grade security issued by Goldman Sachs. The Company’s ABS - subprime housing unrealized loss is $6.5 million on holdings that have been impaired to discounted cash flows. The Company’s subprime asset-backed securities consist of four below investment grade deals whereby the collateral is comprised of 2006-2007 fixed-rate, first lien subprime mortgages. The Company’s RMBS unrealized loss is $2.6 million and relates to a securitized portfolio of prime hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and has been impaired to discounted cash flows.

At September 30, 2011 and December 31, 2010, approximately $72.5 million (or 34%) and $85.8 million (or 35%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during 2011 and 2010 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	September 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$52.7	$54.1	$(1.4)
Industrial	37.8	38.9	(1.1)
Asset-backed securities
Housing related	14.9	15.3	(0.4)
Credit cards	9.0	9.0	-
Autos	8.1	8.2	(0.1)
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Equity securities
Banking securities	20.4	23.6	(3.2)
Industrial securities	5.8	5.8	-

Total fixed maturity and equity securities	157.1	163.5	(6.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	1.0	1.1	(0.1)
Industrial	0.1	0.1	-

Total fixed maturity and equity securities	$1.1	$1.2	$(0.1)

	September 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$4.0	$4.0	$-
Utility	2.6	2.6	-

Total fixed maturity and equity securities	6.6	6.6	-

Total of all investment grade AFS securities
Corporate securities
Financial services	57.7	59.2	(1.5)
Industrial	37.9	39.0	(1.1)
Utility	2.6	2.6	-
Asset-backed securities
Housing related	14.9	15.3	(0.4)
Credit cards	9.0	9.0	-
Autos	8.1	8.2	(0.1)
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Equity securities
Banking securities	20.4	23.6	(3.2)
Industrial securities	5.8	5.8	-

Total fixed maturity and equity securities	$164.8	$171.3	$(6.5)

Total number of securities in a continuous unrealized loss position			53

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$4.4	$4.5	$(0.1)
Industrial	53.9	56.1	(2.2)
Utility	6.7	7.0	(0.3)
Asset-backed securities
Housing related	2.8	2.8	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	0.7	0.7	-
Equity securities - banking securities	2.5	2.6	(0.1)

Total fixed maturity and equity securities	86.0	88.9	(2.9)

Greater than six months but less than or equal to one year
Corporate securities - utility	0.2	0.2	-

Total fixed maturity and equity securities	$0.2	$0.2	$-

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$8.4	$8.7	$(0.3)
Utility	2.9	2.9	-
Asset-backed securities - housing related	2.5	2.5	-
Government and government agencies - United States	30.8	32.5	(1.7)
Equity securities - industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	50.0	52.4	(2.4)

Total of all investment grade AFS securities
Corporate securities
Financial services	12.8	13.2	(0.4)
Industrial	53.9	56.1	(2.2)
Utility	9.8	10.1	(0.3)
Asset-backed securities
Housing related	5.3	5.3	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	31.5	33.2	(1.7)
Equity securities
Banking securities	2.5	2.6	(0.1)
Industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	$136.2	$141.5	$(5.3)

Total number of securities in a continuous unrealized loss position			58

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	September 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$6.2	$6.8	$(0.6)

Total fixed maturity and equity securities	6.2	6.8	(0.6)

Greater than six months but less than or equal to one year
Corporate bonds - industrial	1.1	1.1	-

Total fixed maturity and equity securities	$1.1	$1.1	$-

	September 30, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Greater than one year
Corporate securities
Industrial	$5.1	$5.2	$(0.1)
Utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	11.9	18.4	(6.5)
Residential mortgage-backed securities - non agency backed	15.8	18.8	(3.0)
Equity securities - banking securities	4.3	6.6	(2.3)

Total fixed maturity and equity securities	37.4	49.5	(12.1)

Total of all below investment grade AFS securities
Corporate securities
Industrial	12.4	13.1	(0.7)
Utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	11.9	18.4	(6.5)
Residential mortgage-backed securities - non agency backed	15.8	18.8	(3.0)
Equity securities - banking securities	4.3	6.6	(2.3)

Total fixed maturity and equity securities	$44.7	$57.4	$(12.7)

Total number of securities in a continuous unrealized loss position			21

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$4.7	$5.1	$(0.4)
Residential mortgage-backed securities - non agency backed	2.8	3.3	(0.5)

Total fixed maturity and equity securities	7.5	8.4	(0.9)

Greater than six months but less than or equal to one year
Corporate securities - industrial	5.0	5.2	(0.2)

Total fixed maturity and equity securities	5.0	5.2	(0.2)

Greater than one year
Corporate securities - utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	15.5	18.3	(2.8)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$32.8	$45.4	$(12.6)

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Total of all below investment grade AFS securities
Corporate securities
Industrial	$9.7	$10.3	$(0.6)
Utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	18.3	21.6	(3.3)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$45.3	$59.0	$(13.7)

Total number of securities in a continuous unrealized loss position			16

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 66% and 71% of total gross unrealized losses and OTTI on all AFS securities at September 30, 2011 and December 31, 2010, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		September 30, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$6.2	$6.8	$(0.6)

		6.2	6.8	(0.6)

Greater than six months but less than or equal to one year	70% to 100%	1.1	1.1	-

		1.1	1.1	-

Greater than one year
	70% to 100%	27.6	32.8	(5.2)
	40% to 70%	9.8	16.7	(6.9)

		37.4	49.5	(12.1)

Total		$44.7	$57.4	$(12.7)

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$7.5	$8.4	$(0.9)

		7.5	8.4	(0.9)

Greater than six months but less than or equal to one year	70% to 100%	5.0	5.2	(0.2)

		5.0	5.2	(0.2)

Greater than one year
	70% to 100%	17.3	20.5	(3.2)
	40% to 70%	15.5	24.9	(9.4)

		32.8	45.4	(12.6)

Total		$45.3	$59.0	$(13.7)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The assets depressed over 20% as well as over 40% and greater than one year at September 30, 2011 are related to ABS backed by subprime mortgages and preferred stock (ABN AMRO) with exposure to the banking sector. In regards to the ABS backed by subprime mortgages, as there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at September 30, 2011. The drop in price for the ABN AMRO preferred stock was primarily due to high illiquidity in the markets in general due to the European debt crisis.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2011 and December 31, 2010 by rating agency equivalent were:

	September 30, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$463.5	$519.5	$400.5	$415.5
AA	253.3	274.8	190.0	199.2
A	611.4	660.4	619.6	646.0
BBB	306.0	330.6	274.4	294.8
Below investment grade	68.5	61.1	80.5	72.9

Total fixed maturity AFS securities	$1,702.7	$1,846.4	$1,565.0	$1,628.4

Investment grade	96%	97%	95%	96%
Below investment grade	4%	3%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2011 and December 31, 2010, approximately $60.8 million (or 3%) and $55.8 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

During the three and nine months ended September 30, 2011 there was $0.1 million and $0.6 million, respectively, of investment income on fixed maturity trading securities and ($0.8) million and $0.4 million, respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company did not recognize any gains or losses during the three months ended September 30, 2011. The Company recognized losses of $0.1 million, during the nine months ended September 30, 2011 on the conversion of fixed maturity trading securities to preferred stock in the first and second quarters of 2011.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at September 30, 2011 and December 31, 2010:

	September 30, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$18.3	$18.4	$0.1
Below BBB	18.4	11.8	(6.6)
Second lien (a)
Below BBB	3.7	5.3	1.6

Total	$40.4	$35.5	$(4.9)

	December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$20.6	$20.9	$0.3
Below BBB	20.0	12.5	(7.5)
Second lien (a)
Below BBB	5.1	6.4	1.3

Total	$45.7	$39.8	$(5.9)

	September 30, 2011
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$12.9	$5.5	$-	$-	$18.4
Below BBB	-	-	2.9	8.9	11.8
Second lien (a)
Below BBB	-	-	5.3	-	5.3

Total	$12.9	$5.5	$8.2	$8.9	$35.5

	December 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$15.4	$5.5	$-	$-	$20.9
Below BBB	-	-	3.4	9.1	12.5
Second lien (a)
Below BBB	-	-	6.4	-	6.4

Total	$15.4	$5.5	$9.8	$9.1	$39.8

(a) Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

The Company’s impairment losses were $0.1 million and $1.0 million for the three and nine months ended September 30, 2011, respectively, with no associated VOBA amortization. During the third quarter the Company impaired its holding of a previously OCI impaired 2006 vintage and two 2007 vintage subprime mortgage ABS for $0.1 million due to adverse change in cash flows. During the second quarter 2011, the Company impaired its holdings of a 2006 vintage and two 2007 vintage subprime mortgage ABS for less than $0.1 million and $0.5 million, respectively, and a corporate bond for $0.3 million due to adverse changes in cash flows. During the first quarter 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage ABS due to an adverse change in cash flows.

The Company’s impairment losses were $0.3 million and $1.6 million for the three and nine months ended September 30, 2010, respectively, net of associated VOBA amortization. The gross impairment losses recognized in the Statement of Income during the third quarter 2010 were primarily driven by the impairment of a 2007 vintage subprime mortgage ABS for $0.3 million due to an adverse change in cash flows. During the second quarter 2010, the Company impaired its holding of a 2005 vintage RMBS security for $0.7 million due to an adverse change in cash flows. A corporate bond was also impaired for $0.4 million due to the intent to sell or being more likely than not required to sell during the second quarter. During the first quarter 2010, the Company impaired its holding of a 2007 vintage subprime mortgage ABS for $0.4 million.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2011 and December 31, 2010, the Company’s assets included $2.2 billion and $1.9 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first nine months of 2011 and 2010, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

On August 19, 2011, S&P upgraded the Company’s outlook from negative to stable. The Company’s financial strength rating remained the same.

The following table summarizes the Company’s ratings at November 14, 2011:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at September 30, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$218.1	$397.2	$357.8	$2,152.2	$3,125.3
Separate Accounts (a)	812.5	1,469.1	1,345.5	5,428.4	9,055.5

	$1,030.6	$1,866.3	$1,703.3	$7,580.6	$12,180.8

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At September 30, 2011 and December 31, 2010, the Company’s estimated liability for future guaranty fund assessments was $5.1 million and $5.1 million, respectively, with an offsetting receivable for future premium tax deductions of $4.0 million and $4.0 million, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended September 30, 2011 and 2010, the Company recorded net income (loss) of ($89.3) million and $71.2 million, respectively. For the nine months ended September 30, 2011 and 2010, the Company recorded net income (loss) of ($44.7) million and $100.4 million, respectively. The decline in net income in 2010 to a net loss in 2011 was principally driven by unfavorable equity market movements in the third quarter 2011 which resulted in higher policy benefits partially offset by net realized investment gains in 2011 as compared with losses in 2010.

Policy charge revenue decreased $0.9 million and $1.6 million during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	Three Months 2011 vs. 2010	Nine Months 2011 vs. 2010
Asset-based policy charge revenue	$(1.4)	$(0.8)
Guaranteed benefit based policy charge revenue	0.9	0.8
Non-asset based policy charge revenue	(0.4)	(1.6	) (a)

Total policy charge revenue	$(0.9)	$(1.6)

(a)	The decrease in non-asset based policy charge revenue is primarily due to a decline in surrender fee revenue and assumed reinsurance fee revenue.

Net realized investment gains (losses) increased $34.0 million and $20.9 million during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	Three Months 2011 vs. 2010	Nine Months 2011 vs. 2010
Credit related gains (losses)	$0.2	$0.4
Interest related gains (losses)	(0.7)	(0.4)
Equity related gains (losses)	35.0	21.0 (a)
Associated amortization of VOBA	(0.5)	(0.1)

Total net realized investment gains (losses)	$34.0	$20.9

Write-downs for OTTI included in net realized investment gains (losses)	$0.2	$0.8

(a)

The change in equity related losses principally relates to net gains on futures contracts during 2011 as compared to net losses in 2010. Short future contracts fluctuate inversely to the volatility in the S&P 500 index.

Policy benefits increased $235.6 million and $160.4 million during the three and nine months ended September 30, 2011 as compared to the same periods in 2010. The following table provides the changes in policy benefits by type:

(dollars in millions)	Three Months 2011 vs. 2010	Nine Months 2011 vs. 2010
Annuity benefit unlocking	$165.6	$133.1	(a)
Annuity benefit expense	71.7	28.0	(b)
Amortization (accretion) of deferred sales inducements	(3.4)	0.1
Life insurance mortality expense	1.7	(0.8)

Total policy benefits	$235.6	$160.4

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The increase in annuity benefit expense was primarily due to the decrease in interest rates and lower than expected market performance which resulted in an increase in guaranteed benefits in 2011 as compared to the same period in 2010.

Accretion of DAC was $14.2 million and $12.3 million for the three and nine months ended September 30, 2011, respectively, which included unfavorable unlocking of $0.5 million and $2.5 million, respectively. The three and nine months ended September 30, 2011, were impacted by negative gross profits, principally driven by unfavorable equity markets and long-term interest rate assumption changes, resulting in accretion and unfavorable unlocking. During the three and nine months ended September 30, 2010, amortization (accretion) of DAC was $0.9 million and ($12.4) million, respectively, which included unfavorable unlocking of $0.9 million and $1.6 million, respectively. During the nine months ended September 30, 2010, unfavorable equity market movements in the second quarter of 2010 resulted in negative future gross profits which resulted in accretion and negative unlocking.

Amortization (accretion) of VOBA was ($1.4) million and $8.5 million for the three and nine months ended September 30, 2011, respectively, which included unfavorable unlocking of $41.8 million and $38.1 million, respectively. Amortization of VOBA was $13.1 million and $1.9 million for the three and nine months ended September 30, 2010, respectively, which included favorable unlocking of $16.5 million and $14.8 million, respectively. The three months ended September 30, 2011 were impacted by negative gross profits, principally driven by unfavorable equity markets and long-term interest rate assumption changes, resulting in accretion and unfavorable unlocking. The nine months ended September 30, 2011 were driven by third quarter 2011 unfavorable unlocking partially offset by accretion. The three and nine months ended September 30, 2010, were impacted by positive future gross profits, principally driven by favorable equity market movement, resulting in amortization and favorable unlocking.

Insurance expenses and taxes increased (decreased) $2.5 million and ($0.7) million in the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	Three Months 2011 vs. 2010	Nine Months 2011 vs. 2010
Commissions	$1.4	$4.2	(a)
General insurance expenses	0.5	(5.5	) (b)
Taxes, licenses, and fees	0.6	0.6

Total insurance expenses and taxes	$2.5	$(0.7)

(a)	The increase in commissions is primarily due to increased trail commissions resulting from the 2010 system conversion.
(b)	The decrease in general insurance expenses is primarily due to 2010 transition and system conversion related expenses.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Uncertainty about the timing and strength of a recovery in the U.S. and global economy continues to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. Concerns over the European debt crisis, the ability of the U.S. Government to manage the U.S. deficit, prolonged high unemployment and a stagnant U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These events may have an adverse effect on us given our equity market exposure and our revenues may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our polices. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

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

Date: November 14, 2011

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