Form 10-K
period 2011-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2012-03-29
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863; 333-34192; 333-133223; 333-133225; 333-177282

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe”, “estimate”, “anticipate”, “expect”, or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include but are not limited to, those discussed in “Part 1 – Item 1A. Risk Factors” and in the “Forward-Looking Statements – Cautionary Language” in “Part II – Item. 7. Management’s Narrative Analysis of Results of Operations” of the Form 10-K. Our financial statements and the accompanying notes to the financial statements are presented in “Part II – Item 8. Financial Statements and Supplementary Data.”

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

The Registrant is currently licensed to conduct business in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2011, life insurance and/or annuity deposits on existing policies were made in all states the Registrant was licensed in, with the largest concentration in Florida, 25%, California, 10%, Texas, 8%, Alabama, 7%, and Illinois, 6%. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds.

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

Item 1A. Risk Factors

Risk Factors that Could Affect Transamerica Advisors Life Insurance Company

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. A summary of some of the significant risks that could affect the Company’s financial condition and results of operations is included below. Some of these risks are managed in accordance with established risk management policies and procedures. Other factors besides those discussed below or elsewhere in this Form 10-K also could adversely affect our business and operations, and the following risk factors should not be considered a complete list of potential risks that may affect the Company.

Our operating environment remains uncertain about the timing and strength of a recovery in the U.S. and global economy. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment which could materially affect our results of operations and financial condition

Uncertainty about the timing and strength of a recovery in the U.S. and global economy continued to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. Concerns over the European debt crisis, the ability of the U.S Government to manage the U.S. deficit, prolonged high unemployment and a stagnant U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the market going forward. These events may have an adverse effect on us given our equity market exposure and our revenues may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our policies. Adverse changes in the economy could have a material adverse effect on our results of operations and financial condition.

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

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations in equity markets over the last several years has significantly impacted the account values and related fee income during these periods. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

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

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act which was enacted in July 2010, provides for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These new regulations may subject our parent to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, the Dodd-Frank Act requires the Federal Insurance Office to conduct a study on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. Although this process began in the second half of 2010, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

Due in large part to the recent financial crisis that has affected many governments, there is an increasing risk that federal and/or state tax legislation could be enacted that would result in higher taxes on insurance companies and/or their policyholders. Although the specific form of any such potential legislation is uncertain, it may include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in lapses of policies currently held and/or the incurrence of higher corporate taxes which could have a material adverse effect on our financial condition and results of operations.

Changes in equity markets and other factors may significantly affect our financial results

The fee revenue that is earned on equity-based Separate Accounts assets is generally based upon account values. As strong equity markets result in higher account values, strong equity markets positively affect our results of operations through increased policy charge revenue and decreased benefit exposure. Increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower-than-expected lapses, mortality rates, and expenses. As a result, the higher EGPs may improve margins through lower amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may reduce margins through higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see “Item 7 – Management’s Narrative Analysis of Results of Operations–Critical Accounting Policies” below.

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

A customized dynamic hedge program is maintained to mitigate the risks associated with income volatility around the change in reserves on GMWB. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives, extreme swings in interest rates, contract holder behavior that is different than expected, and divergence between the performing of the underlying funds and hedging indices.

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

Defaults in our bonds, private placements and mortgage loan portfolios may adversely affect profitability and shareholder’s equity

For general account products, we typically bear the risk for investment performance (return of principal and interest). We are exposed to credit risk on our fixed income portfolio (e.g., bonds, mortgages, private placements). Some issuers have defaulted on their financial obligations for various reasons, including bankruptcy, lack of liquidity, downturns in the economy, downturns in the real estate values, operational failure, and fraud. Any event reducing the value of the fixed income portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition.

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

A computer system failure, cyber attack or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions such as providing customer support, administering variable products, making changes to existing policies, filing and paying claims, managing our investment portfolios, and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics, data and identify theft, or other events beyond our control. The failure of our computer systems for any reason could disrupt our operations, result in loss of customer business and may adversely affect our profitability.

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

Changes in accounting standards may adversely affect our financial statements

Our financial statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). From time to time, we are required to adopt new or revised accounting standards or guidance. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results of operations.

The FASB is working closely with the International Accounting Standards Board on several projects, which could result in significant changes as GAAP converges with International Financial Reporting Standards (“IFRS”). Furthermore, the Securities and Exchange Commission (“SEC”) is considering whether and how to incorporate IFRS into the U.S. financial reporting system. The accounting changes being proposed by the FASB will be a complete change to how we account for and report significant areas of our business. The effective dates and transition methods are not known; however, we may be required to or may choose to adopt the new standards retrospectively. In this case, we will report results under the new accounting method as of the effective date, as well as for all periods presented.

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

We have received regulatory inquiries and examinations from certain state insurance regulators and other officials relating to compliance with unclaimed property laws and the use of data available on the U.S. Social Security Administration’s Death Master File (or a similar database) to identify instances where benefits under life insurance policies, annuities and retained asset accounts are payable. It is possible that other jurisdictions may pursue similar inquiries and that such inquiries may result in payments to beneficiaries, escheatment of funds deemed abandoned under state laws and changes to procedures for the identification and escheatment of abandoned property.

We may not be able to protect our intellectual property and may be subject to infringement claims

We may be subject to costly litigation in the event that another party alleges our operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

Growth in revenues is dependent on sales of potential new products, if any, along with the market performance of the assets underlying the policies and the policy and rider fees received on the declining number of life insurance, variable annuity and market value adjusted annuity policies in force

The economic environment in recent years presented significant challenges to the Company’s ability to issue certain products at competitive returns leading to the Company’s election to discontinue new sales of life insurance, variable annuity and market value adjusted products. In 2012, the Company launched a new fixed contingent annuity (also sometimes referred to as a CDA) that includes a SALB rider. There is a risk that state regulators could determine that CDAs are not life insurance products but rather financial guarantee insurance or existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, both of which could impact the Company’s ability to issue such products, potentially making growth of future revenues limited and uncertain.

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

In addition in 2009, personnel performing services for the Registrant occupied office space in Jacksonville, Florida, which is owned by ML&Co. An allocable share of the cost of the above mentioned premise was paid by the Registrant through a transition services agreement between AUSA and ML&Co.

Item 3. Legal Proceedings

There is no material pending litigation to which the Registrant is a party or of which any of its property is the subject and there are no legal proceedings contemplated by any governmental authorities against the Registrant of which it has any knowledge.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Registrant is a wholly owned subsidiary of AUSA. There is no public trading market for the Registrant’s common stock.

During 2011 and 2010, the Registrant did not pay any dividends to AUSA nor did it receive any capital contributions from AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant’s Financial Statements.

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

Forward Looking Statements

The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: aim, believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:

•	Changes in general economic conditions;
•	Changes in the performance of financial markets, including emerging markets, such as with regard to:
•	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and
•	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
•	The frequency and severity of insured loss events;
•	Changes affecting mortality, morbidity, persistence and other factors that may impact the profitability of our insurance products;
•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;
•	Increasing levels of competition;
•	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;
•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;
•	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;
•	Acts of God, acts of terrorism, acts of war and pandemics;
•	Changes in the policies of central banks and/or governments;
•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;
•	Customer responsiveness to both new products and distribution channels;
•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products;
•	The impact of product withdrawals, restructurings and other unusual items; and
•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.

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

Business Overview

TALIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”). In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

To understand the valuation methodologies used by third-party pricing services, the Company reviews and monitors their applicable methodology documents. Any changes to their methodologies are noted and reviewed for reasonableness. In addition, the Company performs in-depth reviews of prices received from third-party pricing services on a sample basis. The objective for such reviews is to demonstrate that the Company can corroborate detailed information such as assumptions, inputs and methodologies used in pricing individual securities against documented pricing methodologies. Only third-party pricing services and brokers with a substantial presence in the market and with appropriate experience and expertise are used.

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports which highlight significant price changes, stale prices or un-priced securities. Additionally, during 2011, the Company began performing back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At December 31, 2011 and 2010, approximately $56.7 million (or 3%) and $51.7 million (or 3%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the year ended December 31, 2011, the Company recorded an OTTI in income of $1.2 million, with no associated value of business acquired amortization. For the years ended December 31, 2010 and 2009, the Company recorded an OTTI in income of $0.6 million and $9.9 million, respectively, net of value of business acquired amortization.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances and generic reserves. The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated collateral value. Changing economic conditions impact the valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. The Company does not accrue interest on loans ninety days past due. The Company also establishes a generic reserve which is calculated by applying a percentage, based on risk rating and maturity, to the outstanding loan balance.

At December 31, 2011 and 2010, there was $55.7 million and $62.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at December 31, 2011 and December 31, 2010 was $61.8 million and $66.7 million, respectively. There were no impaired mortgage loans at December 31, 2011. A valuation allowance of $0.6 million was established for an impaired mortgage loan during 2010 which was then sold during the first quarter 2011 resulting in a recovery of $0.2 million. In addition, during the fourth quarter 2010, a mortgage loan was impaired for $0.6 million and then sold. The general reserve at December 31, 2011 and 2010 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At December 31, 2011 and 2010, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into short futures contracts to hedge minimum guarantees on variable annuity contracts. The Company has also entered into variance swaps to hedge the costs of the volatility of the Standard & Poor’s 500 Composite Stock Price Index (“S&P”) market. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e.; strike) multiplied by the notional value of the swap. At termination the final fair value is recorded as a realized investment gain (loss) in the Statements of Income. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

At December 31, 2011 and 2010, the Company had 630 and 360 outstanding short futures contracts with a notional amount of $197.3 million and $112.8 million, respectively. At December 31, 2011 and 2010, the Company had variance swaps with a notional value of $5.0 thousand and $7.0 thousand, respectively, and a net fair value of ($1.3) million and ($0.4) million, respectively, which is presented as a liability on the Balance Sheets. The Company recognized $1.0 million and $0.4 million of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the years ended December 31, 2011 and 2010, respectively.

The Company can also receive collateral related to derivative transactions that it enters into. The credit support agreement contains a fair value threshold of $1.0 million over which collateral needs to be pledged by the Company or its counterparty. At December 31, 2011 and 2010, the Company did not pledge or receive collateral on derivative transactions.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At December 31, 2011 and 2010, the payable for collateral under securities loaned was $244.0 million and $160.4 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2011 and 2010, the Company’s VOBA asset was $309.6 million and $335.1 million, respectively. For the years ended December 31, 2011, 2010 and 2009, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was ($11.6) million, $24.6 million and ($79.4) million, respectively. In addition, for the year ended December 31, 2009, there was an impairment charge on variable annuities of $63.9 million. There were no impairment charges in 2011 and 2010. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DAC asset of $45.0 million and $31.4 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2011, 2010 and 2009, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of ($3.0) million, $1.1 million and ($2.6) million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DSI asset of $10.4 million and $7.3 million, respectively. For the years ended December 31, 2011, 2010 and 2009, there was a favorable (unfavorable) impact to pre-tax income related to unlocking of ($0.6) million, $0.3 million and less than $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011, 2010 and 2009. The short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010 and 7.25% at December 31, 2009.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed the annual test of goodwill at December 31, 2011, 2010 and 2009 and determined there was no impairment of the goodwill.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2011 and 2010 were $1.5 billion and $1.6 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2011 and 2010, future policy benefits were $475.9 million and $362.6 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At December 31, 2011 and 2010, GMDB and GMIB liabilities included within future policy benefits were as follows:

	$000,000	$000,000
(dollars in millions)	December 31,
	2011	2010
GMDB liability	$144.4	$114.5
GMIB liability	78.7	32.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2011, 2010 and 2009, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($70.0) million, $41.0 million and ($10.4) million, respectively.

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

At December 31, 2011 and 2010, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	$000,000	$000,000
	December 31,
(dollars in millions)	2011	2010
GMWB liability	$108.6	$31.0
GMIB reinsurance asset	(94.5)	(56.4)

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

The valuation allowance for deferred tax assets at December 31, 2011 and 2010 was $90.4 million and $93.0 million, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2011. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosure – Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – adopted January 1, 2011.

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

•

ASC 820, Fair Value Measurements and Disclosure – ASU 2010-06, Improving Disclosures about Fair Value Measurements – guidance on new disclosures and clarifications of existing disclosures about fair value measurements – adopted January 1, 2010.

•

ASC 310, Receivables – ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses – guidance requires new and expanded disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables – adopted December 31, 2010.

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

•

ASU 2011-05, Presentation of Comprehensive Income – requires an entity to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements – will be adopted January 1, 2012.

•

ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – defers the amendments in ASU 2011-05 that relate to presentation of reclassifications out of accumulated other comprehensive income – will be adopted January 1, 2012.

•

ASC 350, Intangibles—Goodwill and Other – ASU 2011-08, Testing Goodwill for Impairment – gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test – will be adopted January 1, 2012.

•

ASC 210, Balance Sheet – ASU 2011-11, Disclosures about Offsetting Assets and Liabilities – enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement – will be adopted January 1, 2013.

Deposits

Total direct deposits (including internal exchanges) were $33.5 million, $46.0 million and $295.3 million for the years ended December 31, 2011, 2010 and 2009, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. The decrease in deposits was primarily due to the Company ceasing to issue new variable annuity and market value adjusted annuity products in the latter part of 2009. Internal exchanges during 2011, 2010 and 2009 were $5.9 million, $5.2 million and $10.4 million, respectively.

Financial Condition

At December 31, 2011, the Company’s assets were $10.5 billion or $976.1 million lower than the $11.5 billion in assets at December 31, 2010. Assets excluding Separate Accounts assets increased $179.5 million. Separate Accounts assets, which represent 67% of total assets, decreased $1.2 billion to $7.0 billion. Changes in Separate Accounts assets were as follows:

	xxxxxxxxxx	xxxxxxxxxx
(dollars in millions)	2011	2010
Investment performance	$(106.2)	$846.0
Deposits	32.3	45.1
Policy fees and charges	(174.1)	(183.4)
Surrenders, benefits and withdrawals	(907.6)	(858.5)

Net change	$(1,155.6)	$(150.8)

During 2011, 2010 and 2009, fixed contract owner deposits were $0.2 million, $0.2 million and $1.9 million, respectively. During 2011, 2010 and 2009, fixed contract owner withdrawals were $114.2 million, $114.8 million and $162.0 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	December 31,
	2011	2010
Fixed maturity AFS securities
Investment grade fixed maturity securities	58%	54%
Below investment grade fixed maturity securities	2	3

Total fixed maturity AFS securities	60	57

Fixed maturity trading securities	1	1
Mortgage loans on real estate	2	2
Policy loans	26	29
Cash and cash equivalents	11	11

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2011 and 2010 were:

	December 31, 2011
	Amortized Cost/Cost	Gross Unrealized		Estimated	% of Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$284.4	$14.4	$(1.9)	$296.9	16%
Industrial	693.7	72.4	(1.8)	764.3	40
Utility	90.8	12.2	-	103.0	6
Asset-backed securities
Housing related	43.2	2.0	(7.2)	38.0	2
Credit cards	47.8	3.6	-	51.4	3
Structured settlements	4.1	0.3	-	4.4	-
Autos	11.9	0.1	-	12.0	1
Timeshare	0.4	-	-	0.4	-
Commercial mortgage-backed securities - non agency backed	109.3	9.9	(0.2)	119.0	6
Residential mortgage-backed securities
Agency backed	65.6	4.1	-	69.7	4
Non agency backed	18.0	-	(3.5)	14.5	1
Municipals - tax exempt	1.1	0.1	-	1.2	-
Government and government agencies
United States	309.1	47.9	-	357.0	19
Foreign	8.9	1.4	-	10.3	1

Total fixed maturity AFS securities	1,688.3	168.4	(14.6)	1,842.1	99

Equity securities
Banking securities	30.2	-	(5.2)	25.0	1
Other financial services securities	0.2	0.2	-	0.4	-
Industrial securities	5.8	-	(0.1)	5.7	-

Total equity securities	36.2	0.2	(5.3)	31.1	1

Total fixed maturity and equity securities	$1,724.5	$168.6	$(19.9)	$1,873.2	100%

	December 31, 2010
	Amortized Cost/Cost	Gross Unrealized		Estimated	% of Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$266.9	$12.7	$(0.4)	$279.2	17%
Industrial	698.7	35.1	(2.7)	731.1	45
Utility	103.4	7.7	(0.5)	110.6	7
Asset-backed securities
Housing related	49.8	1.7	(7.6)	43.9	3
Credit cards	40.0	4.8	-	44.8	3
Structured settlements	4.6	0.3	-	4.9	-
Autos	5.0	0.3	-	5.3	-
Student loan	3.0	-	-	3.0	-
Timeshare	0.6	-	-	0.6	-
Commercial mortgage-backed securities - non agency backed	131.3	8.5	-	139.8	9
Residential mortgage-backed securities
Agency backed	82.9	3.1	(0.2)	85.8	5
Non agency backed	21.6	-	(3.3)	18.3	1
Municipals - tax exempt	1.5	-	-	1.5	-
Government and government agencies
United States	146.6	4.8	(1.7)	149.7	9
Foreign	9.1	0.8	-	9.9	1

Total fixed maturity AFS securities	1,565.0	79.8	(16.4)	1,628.4	100

Equity securities
Banking securities	9.2	-	(2.2)	7.0	-
Other financial services securities	0.2	0.4	-	0.6	-
Industrial securities	5.8	-	(0.4)	5.4	-

Total equity securities	15.2	0.4	(2.6)	13.0	-

Total fixed maturity and equity securities	$1,580.2	$80.2	$(19.0)	$1,641.4	100%

(1)	Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2011.

Financial Services Sector

The Company’s $1.9 million of gross unrealized losses within the financial services sector has a fair value of $37.2 million. The majority of the unrealized loss in the financial services sector relates to the banking sub-sector which has $1.7 million of gross unrealized losses on securities with a fair value of $33.2 million. Companies within the Company’s financial services sector are high in credit quality and, as a whole, represent a large portion of the corporate debt market.

Banking

The overall exposure to the banking sub-sector in the Company’s portfolio is of high quality. The unrealized losses in the banking sub-sector primarily reflect the size of our holdings, low floating rate coupons on some securities, and credit spread widening in the sector due to the European debt crisis as well as residual impact from the U.S. financial crisis. As a whole, the sub-sector remained volatile in 2011 as financial bail-outs in Greece, Ireland, and Portugal led to fears that Italy and Spain may require similar International bail-outs. European banks hold a significant amount of Government debt on their balance sheets. Subordinated securities, specifically, have become a target for liability management exercises by some European banks as they attempt to raise core Tier 1 ratios to 9% by June 2012 as required by the European Banking Authority. Deeply subordinated securities became more volatile following successful attempts by the European Commission to impose “burden sharing” on the subordinated securities of those banks receiving significant state-aid as a result of the 2008 financial crisis. Furthermore, proposed legislation in the US and Europe could give governments wide discretion to impose “burden sharing” on both senior and subordinated bondholders in order to quickly stabilize or wind-up troubled banks. While these measures have made existing subordinated securities more volatile in the near-term, new, more stringent global legislation on bank capital and liquidity requirements is intended to reduce overall risk in the sector going forward. Furthermore, central banks appear committed to providing liquidity to the market and, as a result, asset write-downs and credit losses have diminished substantially in all but the most troubled countries.

Hybrid securities are included in the Company’s banking exposure, which typically have an original maturity of more than 30 years, may be perpetual and were designed to receive enhanced equity credit from rating agencies. In addition, they have other features that may not be consistent across issues such as a cumulative or non-cumulative coupon, capital replacement language and an alternative payment mechanism. The Company’s exposure to hybrid securities in an unrealized loss is all rated investment grade and there is little risk of payment interruption.

The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2011. There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $2.5 million.

Industrial Sector

The Company’s $1.8 million of gross unrealized losses within the industrial sector has a fair value of $19.6 million. The unrealized loss in the industrial sector primarily relates to two sub-sectors, communications and consumer cyclical. The communications sub-sector has $1.0 million of gross unrealized losses with a fair value of $11.4 million. The consumer cyclical sub-sector has $0.5 million of gross unrealized losses with a fair value of $4.9 million.

Communications

The communications sub-sector includes the wirelines industry where the economic uncertainty in Europe weighed on investment grade telecom providers. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2011.

There are no individual issuers rated below investment grade in the communications sub-sector which have unrealized loss positions greater than $2.5 million.

Consumer Cyclical

All the unrealized losses within the consumer cyclical sub-sector relate to the gaming industry. Fundamentals in the gaming industry remain weak due to high debt balances and related interest costs due to leveraged buyout activity and a material reduction in discretionary consumer spending. A weak homebuilding environment and a material drop-off in consumer confidence, coupled with concerns over unemployment resulted in weak demand. While the gaming industry has seen some positive momentum in occupancy rates and convention traffic, the rate and extent of a future recovery are uncertain at this time. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2011.

There are no individual issuers rated below investment grade in the consumer cyclical sub-sector which have unrealized loss positions greater than $2.5 million.

Asset-Backed Securities– housing related

ABS – housing related securities are secured by pools of residential mortgage loans which are primarily categorized as subprime. The unrealized loss is primarily due to decreased liquidity and increased credit spreads in the market combined with significant increases in expected losses on loans within the underlying pools. Expected losses within the underlying pools are generally higher than original expectations, primarily in certain later-vintage adjustable rate mortgage loan pools, which has led to some rating downgrades in these securities. The Company’s $7.2 million of gross unrealized losses within the ABS – housing related sector has a fair value of $25.8 million.

The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes mortgage backed securities issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes mortgage backed securities issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance.

All ABS – housing related securities are monitored and reviewed on a monthly basis. Detailed cash flow models using the current collateral pool and capital structure on the portfolio are updated and reviewed quarterly. Model output is generated under base and several stress-case scenarios. Our internal ABS – housing related asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Key assumptions used in the models are projected defaults, loss severities, and prepayments. Each of these key assumptions varies greatly based on the significantly diverse characteristics of the current collateral pool for each security. Loan-to-value, loan size, and borrower credit history are some of the key characteristics used to determine the level of assumption that is utilized. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Assumed defaults on delinquent loans are dependent on the specific security’s collateral attributes and historical performance. Loss severity assumptions were determined by observing historical rates from broader market data while being adjusted for specific pool performance, collateral type, mortgage insurance and estimated loan modifications. Prepayments were estimated by examining historical averages of prepayment activity on the underlying collateral. Once the entire pool is modeled, the results are closely analyzed by our internal asset specialists to determine whether or not our particular tranche or holding is at risk for not collecting all contractual cash flows taking into account the seniority and other terms of the tranches held. The unrealized loss is primarily due to decreased liquidity, increased credit spreads in the market, slower prepayments, and increased expected losses on loans within the underlying pools. Expected losses within the underlying pools are generally higher than original expectations, which have led to some rating downgrades in these securities.

There are no individual issuers rated below investment grade in the ABS – housing related sector which have unrealized loss positions greater than $2.5 million.

Securities are impaired to the net present value of projected future cash flows where holdings are not projected to pay principal and interest in full. As the remaining unrealized losses in the ABS – housing related portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2011.

Residential Mortgage-Backed Securities

RMBS are securitizations of underlying pools of non-commercial mortgages on real estate. The underlying residential mortgages have varying credit ratings and are pooled together and sold in tranches. The Company’s RMBS includes government sponsored enterprise (“GSE”) guaranteed passthroughs, whole loan passthroughs and collateralized mortgage obligations (“CMO”), as well as negative amortization mortgage-backed securities.

RMBS of the Company are monitored and reviewed on a monthly basis. Detailed cash flow models using the current collateral pool and capital structure on the portfolio are updated and reviewed quarterly. Model output is generated under base and stress-case scenarios. Our RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Key assumptions used in the models are projected defaults, loss severities, and prepayments. Each of these key assumptions varies greatly based on the significantly diverse characteristics of the current collateral pool for each security. Loan-to-value, loan size, and borrower credit history are some of the key characteristics used to determine the level of assumption that is utilized. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Assumed defaults on delinquent loans are dependent on the specific security’s collateral attributes and historical performance.

Loss severity assumptions were determined by obtaining historical rates from broader market data and by adjusting those rates for vintage, specific pool performance, collateral type, mortgage insurance and estimated loan modifications. Prepayments were estimated by examining historical averages of prepayment activity on the underlying collateral. Once the entire pool is modeled, the results are closely analyzed by our asset specialists to determine whether or not our particular tranche or holding is at risk for not collecting all contractual cash flows taking into account the seniority and other terms of the tranches held. The Company impaired its particular tranche to the net present value of projected future cash flows when we expect that we will not receive all contractual cash flows on our tranches.

The Company’s $3.5 million of gross unrealized losses within the RMBS sector has a fair value of $14.6 million. The unrealized loss in the sector is primarily a result of the housing downturn the United States has experienced since 2007. Even with the stabilization over the past two years, fundamentals in RMBS continue to be weak, which impacts the magnitude of the unrealized loss. Delinquencies and severities in property liquidations remain at an elevated level, while prepayments remain at historically low levels. Due to the weak fundamental situation, reduced liquidity, and the requirement for higher yields due to market uncertainty, credit spreads remain elevated across the asset class.

There is one individual issuer rated below investment grade in the RMBS sector which has an unrealized loss position greater than $2.5 million.

(dollars in millions)	Type	Fair Value	Gross Unrealized Loss	Rating*	Aging of Unrealized Loss
GSR MTGE LN TR 2005-AR5	Whole Loan CMO	$12.6	$(2.8)	CC	>24 months

*	Ratings based on a hierarchy of S&P, Moody’s, Fitch, Internal, NAIC

For this holding in the RMBS portfolio, the underlying collateral pool has experienced higher than expected delinquencies and losses, which is further exacerbated by the impact of declining home values on borrowers using affordability products. This has led to the underlying collateral pool having reduced cash flows in comparison to expectations at origination. Increased losses have eroded the subordination in this security, which in turn has led to a decline in the level of protection to our tranche within the collateral pool. Due to an adverse change in cash flows, the Company’s holding above was last impaired to the net present value of projected future cash flows in 2010.

There are no other individual issuers rated below investment grade in the RMBS sector which have unrealized loss positions greater than $2.5 million.

Securities are impaired to the net present value of projected future cash flows where holdings are not projected to pay principal and interest in full. As the remaining unrealized losses in the RMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2011.

Equity Securities

The Company’s $5.3 million of gross unrealized losses classified as equity have a fair value of $31.0 million. The majority of the unrealized loss relates to preferred non-convertible holdings in the banking sub-sector which have $5.2 million of gross unrealized losses with a fair value of $25.0 million. Objective evidence of impairment of an investment in an equity instrument classified as available-for-sale includes information about significant changes with an adverse effect that have taken place in the technological, market, economic or legal environment in which the issuer operates, and indicates that the cost of the investment in the equity instrument may not be recovered. As part of an ongoing process, the equity analysts actively monitor earnings releases, company fundamentals, new developments and industry trends for any signs of possible impairment. If an available-for-sale equity security is impaired based upon the Company’s qualitative or quantitative impairment criteria, any further declines in the fair value at subsequent reporting dates are recognized as impairments. Therefore, at each reporting period, for an equity security that is determined to be impaired based upon the Company’s impairment criteria, an impairment is recognized for the difference between the fair value and the original cost basis, less any previously recognized impairments.

These factors typically require significant management judgment. The impairment review process has resulted in no other than temporary impairment charges for the year ended December 31, 2011 for the Company.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2011 and 2010 by rating agency equivalent were:

	December 31, 2011		December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$460.0	$519.7	$400.5	$415.5
AA	218.5	237.6	190.0	199.2
A	618.4	673.1	619.6	646.0
BBB	325.4	353.4	274.4	294.8
Below investment grade	66.0	58.3	80.5	72.9

Total fixed maturity AFS securities	$1,688.3	$1,842.1	$1,565.0	$1,628.4

Investment grade	96%	97%	95%	96%
Below investment grade	4%	3%	5%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2011 and 2010, approximately $61.8 million (or 3%) and $55.8 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$33.2	$35.1	$(1.9)
Industrial	11.7	12.6	(0.9)
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking securities	13.6	15.1	(1.5)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	105.7	110.6	(4.9)

Greater than six months but less than or equal to one year
Equity securities - banking securities	7.0	8.5	(1.5)

Total fixed maturity and equity securities	$7.0	$8.5	$(1.5)

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$4.0	$4.0	$-
Industrial	0.1	0.1	-
Utility	2.6	2.6	-

Total fixed maturity and equity securities	6.7	6.7	-

Total of all investment grade AFS securities
Corporate securities
Financial services	37.2	39.1	(1.9)
Industrial	11.8	12.7	(0.9)
Utility	2.6	2.6	-
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking securities	20.6	23.6	(3.0)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	$119.4	$125.8	$(6.4)

Total number of securities in a continuous unrealized loss position			53

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$4.4	$4.5	$(0.1)
Industrial	53.9	56.1	(2.2)
Utility	6.7	7.0	(0.3)
Asset-backed securities
Housing related	2.8	2.8	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	0.7	0.7	-
Equity securities - banking securities	2.5	2.6	(0.1)

Total fixed maturity and equity securities	86.0	88.9	(2.9)

Greater than six months but less than or equal to one year
Corporate securities - utility	0.2	0.2	-

Total fixed maturity and equity securities	$0.2	$0.2	$-

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$8.4	$8.7	$(0.3)
Utility	2.9	2.9	-
Asset-backed securities - housing related	2.5	2.5	-
Government and government agencies - United States	30.8	32.5	(1.7)
Equity securities - industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	50.0	52.4	(2.4)

Total of all investment grade AFS securities
Corporate securities
Financial services	12.8	13.2	(0.4)
Industrial	53.9	56.1	(2.2)
Utility	9.8	10.1	(0.3)
Asset-backed securities
Housing related	5.3	5.3	-
Credit cards	7.5	7.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	6.5	6.7	(0.2)
Government and government agencies - United States	31.5	33.2	(1.7)
Equity securities
Banking securities	2.5	2.6	(0.1)
Industrial securities	5.4	5.8	(0.4)

Total fixed maturity and equity securities	$136.2	$141.5	$(5.3)

Total number of securities in a continuous unrealized loss position			58

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$2.9	$3.3	$(0.4)

Total fixed maturity and equity securities	2.9	3.3	(0.4)

Greater than one year
Corporate securities - industrial	4.9	5.4	(0.5)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking securities	4.4	6.6	(2.2)

Total fixed maturity and equity securities	35.1	48.2	(13.1)

Total of all below investment grade AFS securities
Corporate securities - industrial	7.8	8.7	(0.9)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking securities	4.4	6.6	(2.2)

Total fixed maturity and equity securities	$38.0	$51.5	$(13.5)

Total number of securities in a continuous unrealized loss position			15

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$4.7	$5.1	$(0.4)
Residential mortgage-backed securities - non agency backed	2.8	3.3	(0.5)

Total fixed maturity and equity securities	7.5	8.4	(0.9)

Greater than six months but less than or equal to one year
Corporate securities - industrial	5.0	5.2	(0.2)

Total fixed maturity and equity securities	5.0	5.2	(0.2)

Greater than one year
Corporate securities - utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	15.5	18.3	(2.8)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$32.8	$45.4	$(12.6)

	December 31, 2010
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Total of all below investment grade AFS securities
Corporate securities
Industrial	$9.7	$10.3	$(0.6)
Utility	0.3	0.5	(0.2)
Asset-backed securities - housing related	12.5	20.0	(7.5)
Residential mortgage-backed securities - non agency backed	18.3	21.6	(3.3)
Equity securities - banking securities	4.5	6.6	(2.1)

Total fixed maturity and equity securities	$45.3	$59.0	$(13.7)

Total number of securities in a continuous unrealized loss position			16

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 68% and 71% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2011 and 2010, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2011.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$2.9	$3.3	$(0.4)

		2.9	3.3	(0.4)

Greater than one year
	70% to 100%	20.8	25.2	(4.4)
	40% to 70%	14.3	23.0	(8.7)

		35.1	48.2	(13.1)

Total		$38.0	$51.5	$(13.5)

		December 31, 2010
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$7.5	$8.4	$(0.9)

		7.5	8.4	(0.9)

Greater than six months but less than or equal to one year	70% to 100%	5.0	5.2	(0.2)

		5.0	5.2	(0.2)

Greater than one year
	70% to 100%	17.3	20.5	(3.2)
	40% to 70%	15.5	24.9	(9.4)

		32.8	45.4	(12.6)

Total		$45.3	$59.0	$(13.7)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The assets depressed over 20% as well as over 40% and greater than one year at December 31, 2011 are related to RMBS, ABS backed by subprime mortgages and preferred stock (ABN AMRO) with exposure to the banking sector. With respect to RMBS, this holding is below investment grade and has been impaired to discounted cash flows with the remaining unrealized loss being reflected in OCI-OTTI. In regards to the ABS backed by subprime mortgages, as there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at December 31, 2011. The drop in price for the ABN AMRO preferred stock was primarily due to high illiquidity in the markets in general due to the European debt crisis.

During 2011, 2010 and 2009, there was $0.6 million, $1.7 million and $1.7 million, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2011 and 2010, there was $0.4 million and ($1.5) million, respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of $0.1 million during 2011 on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010 or 2009.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2011 and 2010:

	December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$17.8	$17.9	$0.1
Below BBB	18.2	11.3	(6.9)
Second lien (a)
Below BBB	3.3	5.0	1.7

Total	$39.3	$34.2	$(5.1)

	December 31, 2010
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$20.6	$20.9	$0.3
Below BBB	20.0	12.5	(7.5)
Second lien (a)
Below BBB	5.1	6.4	1.3

Total	$45.7	$39.8	$(5.9)

	December 31, 2011
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$12.5	$5.4	$-	$-	$17.9
Below BBB	-	-	2.9	8.4	11.3
Second lien (a)
Below BBB	-	-	5.0	-	5.0

Total	$12.5	$5.4	$7.9	$8.4	$34.2

	December 31, 2010
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$15.4	$5.5	$-	$-	$20.9
Below BBB	-	-	3.4	9.1	12.5
Second lien (a)
Below BBB	-	-	6.4	-	6.4

Total	$15.4	$5.5	$9.8	$9.1	$39.8

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

For the year ended December 31, 2011, the Company’s impairment losses were $1.2 million, with no associated VOBA amortization. During 2011, the Company impaired its holdings of 2007 vintage subprime mortgage ABS for $0.7 million due to an adverse change in cash flows, a 2006 vintage subprime mortgage ABS for $0.1 million, a corporate bond for $0.3 million due to adverse changes in cash flows and a corporate non-convertible security for $0.1 million due to a pre-packaged bankruptcy.

For the year ended December 31, 2010, the Company’s impairment losses were $0.6 million, net of associated VOBA amortization. The gross impairment losses recognized in the Statements of Income were primarily driven by the impairment of a 2005 vintage RMBS for $0.7 million and a 2007 vintage ABS subprime mortgage for $0.3 million due to adverse changes in cash flows. A corporate bond was also impaired for $0.4 million due to the intent to sell or being more likely than not required to sell. In addition, the Company impaired its holding of a 2007 vintage subprime mortgage ABS for $0.4 million.

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

The following summarizes the components for this cumulative effect adjustment:

(dollars in millions)	Unrealized OTTI on AFS Securities	Net Unrealized Loss on AFS Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of AFS securities	$0.3	$12.3	$12.6
Change in VOBA	-	(7.2)	(7.2)
Income tax	(0.1)	(1.8)	(1.9)

Net cumulative effect adjustment	$0.2	$3.3	$3.5

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

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2011		2010
(dollars in millions)	Amount	%	Amount	%
Property Type
Office	$36.0	64%	$37.6	60%
Retail	8.7	16	10.8	17
Industrial	7.9	14	10.9	17
Apartment	3.1	6	3.6	6

Total mortgage loans by property type	55.7	100	62.9	100

Geographic Region
Middle Atlantic	16.0	28	16.1	26
South Atlantic	11.6	21	12.4	20
New England	11.3	20	12.2	19
Pacific	8.4	15	10.1	16
East North Central	5.3	10	5.9	9
West North Central	3.1	6	3.6	6
Mountain	-	-	2.6	4

Total mortgage loans by geographic region	$55.7	100%	$62.9	100%

	December 31,
	2011		2010
(dollars in millions)	Amount	%	Amount	%
State Exposure
Pennsylvania	$13.1	23%	$13.1	21%
New Hampshire	11.3	20	12.2	19
Virginia	7.9	14	8.6	14
Ohio	5.3	10	5.9	9
California	5.0	9	5.2	8
Delaware	3.7	7	3.8	6
Washington	3.4	6	4.9	8
South Dakota	3.1	6	3.6	6
New Jersey	2.9	5	3.0	5
Arizona	-	-	2.6	4

Total mortgage loans by state exposure	$55.7	100%	$62.9	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on commercial real estate at December 31, 2011 and 2010 was $61.8 million and $66.7 million, respectively.

All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at December 31, 2011. There was one impaired mortgage loan at 2010 for $0.6 million. At December 31, 2011 and 2010, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ and S&P ended 2011 with increases (decreases) of 6%, (2%) and less than (0.1%), respectively, from 2010. The Dow, NASDAQ and S&P ended 2010 with increases of 11%, 17% and 13%, respectively, from 2009.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 69% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2011. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2011, average variable account balances decreased $0.4 billion (or 4%) to $7.7 billion as compared to the same period in 2010.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2011	2010	2009
Average medium term interest rate yield (a)	0.40%	0.97%	1.43%
Increase (decrease) in medium term interest rates (in basis points)	(57)	(46)	54
Credit spreads (in basis points) (b)	285	175	200
Expanding (contracting) of credit spreads (in basis points)	110	(25)	(535)

Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$87.5	$78.6	132.7
Interest-sensitive policyholder liabilities	(3.2)	(1.7)	3.7

Net change on market valuations	$84.3	$76.9	$136.4

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2011 and 2010, the Company had 12,939 and 14,140 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.74% and 3.76% during 2011 and 2010, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.2% and 4.5% during 2011 and 2010, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2011 and 2010, the Company’s assets included $2.3 billion and $1.9 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2011 and 2010, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2011 and 2010, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.

The financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:

•	S&P – AAA to R
•	A.M. Best – A++ to S
•	Fitch – AAA to C

On August 19, 2011, S&P upgraded the Company’s outlook from negative to stable. The Company’s financial strength rating remained the same.

The following table summarizes the Company’s ratings at March 29, 2012:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2011:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$213.8	$388.5	$350.1	$2,121.0	$3,073.4
Separate Accounts (a)	846.6	1,529.9	1,406.8	5,565.9	9,349.2

	$1,060.4	$1,918.4	$1,756.9	$7,686.9	$12,422.6

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2011 and 2010, the Company’s estimated liability for future guaranty fund assessments was $0.6 million and $5.1 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $3.8 million and $4.0 million at December 31, 2011 and 2010, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

The costs associated with acquiring contract owner deposits (DAC) are amortized based on the estimated gross profits for a group of contracts, as noted in the Critical Accounting Policies section above. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of in force contracts.

2011 compared to 2010

For the years ended December 31, 2011 and 2010, the Company recorded net income of $18.7 million and $137.9 million, respectively. The decrease in income during 2011 as compared to 2010 was primarily due to higher policy benefits and a lower income tax benefit, partially offset by a decrease in VOBA and DAC amortization, a decrease in insurance expenses and taxes and lower net realized investment losses.

Policy charge revenue decreased $2.4 million to $202.2 million during 2011, as compared to $204.6 million in 2010. The following table provides the changes in policy charge revenue by type for each respective period:

	$00,000	$00,000	$00,000
(dollars in millions)	2011	2010	Change
Asset-based policy charge revenue	$114.4	$122.7	$(8.3	) (a)
Guaranteed benefit based policy charge revenue	26.5	26.3	0.2
Non-asset based policy charge revenue	61.3	55.6	5.7	(b)

Total policy charge revenue	$202.2	$204.6	$(2.4)

(a)    Asset-based policy charge revenue for 2011 was negatively impacted by the decrease in average variable account balances.

(b)    The increase in non-asset based policy charge revenue is primarily due to the recapture of an indemnity reinsurance agreement in 2011.

Net realized investment losses decreased $12.5 million to $11.9 million during 2011 as compared to $24.4 million in 2010. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2011	2010	Change
Credit related losses	$(1.2)	$(1.4)	$0.2	(a)
Interest related gains	9.0	6.8	2.2
Equity related losses	(18.6)	(29.1)	10.5	(b)
Associated amortization of VOBA	(1.1)	(0.7)	(0.4)

Total net realized investment losses	$(11.9)	$(24.4)	$12.5

Write-downs for OTTI included in net realized gains (losses) on investments	$(1.2)	$(6.9)	$5.7	(a)

(a)	The change in credit related losses as compared to 2010 is primarily due to a decrease in OTTI impairments.
(b)

The change in equity related gains (losses) principally relates to the decrease in net losses on futures contracts during 2011 as compared to 2010. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits increased $150.7 million during 2011 as compared to 2010. The following table provides the changes in policy benefits by type:

(dollars in millions)	2011	2010	Change
Annuity benefit unlocking	$70.0	$(41.0)	$111.0	(a)
Annuity benefit expense	81.7	41.2	40.5	(b)
Accretion of deferred sales inducements	(3.0)	(0.9)	(2.1)
Life insurance mortality expense	32.6	31.3	1.3

Total policy benefits	$181.3	$30.6	$150.7

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The increase in annuity benefit expense was primarily due to the reduction in risk neutral rates and lower equity market performance which resulted in an increase in guaranteed benefits in 2011 as compared to 2010.

Accretion of DAC was $13.1 million and $3.7 million for 2011 and 2010, respectively, which included favorable (unfavorable) unlocking of ($3.0) million and $1.1 million, respectively. The increase in DAC in 2011 as compared to 2010 was principally driven by unfavorable equity markets and the long-term interest rate assumption change resulting in an increase in accretion and unfavorable unlocking.

Amortization of VOBA was $12.2 million and $20.4 million for the years ended December 31, 2011 and 2010, respectively, which included favorable (unfavorable) unlocking of ($11.6) million and $24.6 million. 2011 was impacted by unfavorable equity markets and long term interest rate assumption changes during the third quarter resulting in lower amortization and unfavorable unlocking as compared to 2010.

Insurance expenses and taxes decreased $4.8 million (or 9%) in 2011 as compared to 2010. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2011	2010	Change
Commissions	$41.1	$36.5	$4.6
General insurance expense	6.8	17.0	(10.2	) (a)
Taxes, licenses, and fees	1.2	0.4	0.8

Total insurance expenses and taxes	$49.1	$53.9	$(4.8)

(a)

The decline in general insurance expenses is primarily due to a reduction in the future guaranty fund assessment liability and lower transition and system conversion related expenses in 2011 as compared to 2010.

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

Net realized investment losses decreased $33.9 million to $24.4 million during 2010 as compared to $58.3 million in 2009. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2010	2009	Change
Credit related losses	$(1.4)	$(9.4)	$8.0	(a)
Interest related gains (losses)	6.8	(1.7)	8.5	(a)
Equity related losses	(29.1)	(50.3)	21.2	(b)
Associated amortization of VOBA	(0.7)	3.1	(3.8)

Total net realized investment losses	$(24.4)	$(58.3)	$33.9

Write-downs for OTTI included in net realized investment gains (losses)	$(6.9)	$(14.2)	$7.3	(a)

(a)

The change in credit related losses as compared to 2009 is primarily due to a decrease in OTTI impairments along with the change in accounting principle for OTTI impairments in 2009. See Note 3 to the Financial Statements for further discussion.

(b)

The change in equity related gains (losses) principally relates to the decrease in the net losses on futures contracts during 2010. Short futures contracts fluctuate relative to the volatility in the S&P 500.

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

Amortization of VOBA was $20.4 million for the year ended December 31, 2010, which included favorable unlocking of $24.6 million. Amortization and impairment of VOBA was $155.5 million for the year ended December 31, 2009, which included unfavorable unlocking of $79.4 million. Favorable unlocking during 2010 was primarily driven by the favorable equity market in the latter half of the year, while in 2009 poor equity market performance during the first quarter resulted in unfavorable unlocking. In addition, during 2009, an impairment charge of $63.9 million was recorded as estimated future gross profits were less than the unamortized balance at March 31, 2009.

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2011
Net revenues (a)	$167.8	$76.5	$244.3
Amortization (accretion) of VOBA	(5.0)	17.2	12.2
Policy benefits (net of reinsurance recoveries)	148.6	32.7	181.3
Federal income tax expense (benefit)	(16.1)	1.1	(15.0)
Net income	5.3	13.4	18.7

2010
Net revenues (a)	$152.6	$76.2	$228.8
Amortization of VOBA	17.4	3.0	20.4
Policy benefits (net of reinsurance recoveries)	(0.6)	31.3	30.6
Federal income tax expense (benefit)	(25.0)	0.3	(24.7)
Net income	111.6	26.3	137.9

2009
Net revenues (a)	$101.4	$87.6	$189.0
Amortization and impairment of VOBA	137.2	18.3	155.5
Policy benefits (net of reinsurance recoveries)	22.0	29.1	51.1
Federal income tax expense	34.5	57.5	91.9
Net loss	(175.0)	(28.1)	(203.1)

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2011, 2010, or 2009.

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

The table below shows the interest rates at the end of the last five years:

	2011	2010	2009	2008	2007
3-Month US LIBOR	0.58%	0.30%	0.25%	1.43%	4.70%
10-Year U.S. Treasury	1.89%	3.38%	3.85%	2.21%	4.03%

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

Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2011
Shift Up of 100 Basis Points	$ (3.4)	$ (63.2)
Shift Down of 100 Basis Points	$ (14.5)	$ 48.3

2010
Shift Up of 100 Basis Points	$ (7.9)	$ (54.4)
Shift Down of 100 Basis Points	$ 10.4	$ 58.4

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	11111111	11111111	11111111	11111111	11111111
	2011	2010	2009	2008	2007
S&P 500	1,258	1,258	1,115	903	1,468
NASDAQ	2,605	2,653	2,269	1,577	2,652
DOW	12,218	11,578	10,428	8,776	13,265

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

Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2011	2010
Equity Increase of 10%	$ 31.1	$ 24.3
Equity Increase of 20%	$ 55.6	$ 42.0

Equity Decrease of 10%	$ (38.6)	$ (31.7)
Equity Decrease of 20%	$ (95.7)	$ (69.6)

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2011. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2011	2010
20% Increase in Lapse Rates	$0.5	$1.4
20% Decrease in Lapse Rates	$(0.5)	$(1.2)

10% Increase in Mortality Rates	$(4.5)	$(4.3)
10% Decrease in Mortality Rates	$4.6	$4.7

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

TALIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALIC’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALIC’s internal control over financial reporting as of December 31, 2011 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALIC’s management concluded that the internal control over financial reporting was effective as of December 31, 2011.

This annual report does not include an attestation report of TALIC’s registered public accounting firm regarding internal control over financial reporting because TALIC is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2011, there have been no changes in TALIC’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALIC’s internal control over financial reporting.

Item 9B. Other Information

No information is required to be disclosed under this item.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALIC’s Financial Statements in 2011, 2010 and 2009 were:

	$700,00000	$700,00000	$700,00000
	2011	2010	2009
Audit (a)	$700,000	$760,000	$977,000

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

During 2011, all services provided to TALIC by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 29, 2012 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2011 and 2010.

c.	Statements of Income for the Years Ended December 31, 2011, 2010 and 2009.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2011, 2010 and 2009.

f.	Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009.

g.	Notes to Financial Statements for the Years Ended December 31, 2011, 2010 and 2009.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.25	Form of Group Fixed Contingent Annuity Contract. (Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

4.26	Form of Group Fixed Contingent Annuity Certificate. (Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.)

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.)

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.)

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm, is filed herewith.

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

24.2	Powers of Attorney for Thomas A. Swank. (Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

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

Management assessed our internal control over financial reporting as of December 31, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

INDEX TO FINANCIAL STATEMENTS

Independent Registered Public Accounting Firm Report

Balance Sheets at December 31, 2011 and 2010

Statements of Income for the Years Ended December 31, 2011, 2010 and 2009

Statements of Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009

Statements of Stockholder’s Equity for the Years Ended December 31, 2011, 2010 and 2009

Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Notes to Financial Statements for the Years Ended December 31, 2011, 2010 and 2009

[Ernst & Young LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company as of December 31, 2011 and 2010, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 29, 2012

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2011	2010
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2011 - $1,688,276; 2010 - $1,565,004)	$1,842,081	$1,628,394
Fixed maturity trading securities	2,521	23,138
Equity available-for-sale securities, at estimated fair value (cost: 2011 - $36,145; 2010 - $15,202)	31,040	12,990
Limited partnerships	8,119	9,687
Mortgage loans on real estate	55,667	62,890
Policy loans	792,602	827,638

Total investments	2,732,030	2,564,737

Cash and cash equivalents	328,844	308,614
Accrued investment income	37,986	38,121
Deferred policy acquisition costs	45,039	31,437
Deferred sales inducements	10,355	7,270
Value of business acquired	309,559	335,051
Goodwill	2,800	2,800
Federal income taxes - deferred	-	4,467
Reinsurance receivables - net	2,439	4,158
Receivable for investments sold - net	1,089	371
Other assets	38,606	32,241
Separate Accounts assets	7,007,468	8,163,032

Total Assets	$10,516,215	$11,492,299

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

	$000,000,000	$000,000,000	$000,000,000
		December 31,
(dollars in thousands, except share data)		2011	2010
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances		$1,453,395	$1,551,317
Future policy benefits		475,875	362,587
Claims and claims settlement expenses		45,504	33,677

Total policyholder liabilities and accruals		1,974,774	1,947,581

Payables for collateral under securities loaned		243,982	160,363
Derivative liabilities		1,341	353
Federal income taxes - current		2,450	4,106
Federal income taxes - deferred		7,879	-
Affiliated payables - net		8,036	11,199
Other liabilities		7,382	9,163
Separate Accounts liabilities		7,007,468	8,163,032

Total Liabilities		9,253,312	10,295,797

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)		2,500	2,500
Additional paid-in capital		1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes		75,229	27,487
Retained deficit		(181,462)	(200,121)

Total Stockholder’s Equity		1,262,903	1,196,502

Total Liabilities and Stockholder’s Equity		$10,516,215	$11,492,299

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009
Revenues
Policy charge revenue	$202,216	$204,618	$203,926
Net investment income	127,519	127,647	122,937
Net realized investment losses
Other-than-temporary impairment losses on securities	(3,743)	(5,469)	(14,719)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	3,572	4,335	4,753
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(1,004)	(423)	106

Net other-than-temporary impairment losses on securities recognized in income	(1,175)	(1,557)	(9,860)
Net realized investment losses, excluding other-than-temporary impairment losses on securities	(10,724)	(22,889)	(48,425)

Net realized investment losses	(11,899)	(24,446)	(58,285)

Total Revenues	317,836	307,819	268,578

Benefits and Expenses
Interest credited to policyholder liabilities	73,529	79,066	79,555
Policy benefits (net of reinsurance recoveries: 2011 - $13,529; 2010 - $16,926; 2009 - $3,810)	181,292	30,630	51,104
Reinsurance premium ceded	11,093	14,360	7,253
Amortization (accretion) of deferred policy acquisition costs	(13,104)	(3,690)	10,605
Amortization and impairment of value of business acquired	12,152	20,353	155,521
Insurance expenses and taxes	49,176	53,940	75,713

Total Benefits and Expenses	314,138	194,659	379,751

Income (Loss) Before Taxes	3,698	113,160	(111,173)

Federal Income Tax Expense (Benefit)
Current	(1,151)	(436)	7,292
Deferred	(13,810)	(24,266)	84,636

Federal Income Tax Expense (Benefit)	(14,961)	(24,702)	91,928

Net Income (Loss)	$18,659	$137,862	$(203,101)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Net Income (Loss)	$18,659	$137,862	$(203,101)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding losses arising during the period	89,291	76,723	113,729
Reclassification adjustment for (gains) losses included in net income (loss)	(4,121)	5,353	23,338

	85,170	82,076	137,067

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	(3,572)	(4,335)	(4,753)
Change in previously recognized unrealized other-than-temporary impairments	4,920	401	406
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	1,004	423	(106)

	2,352	(3,511)	(4,453)

Adjustments
Policyholder liabilities	(1,388)	(1,672)	3,710
Deferred policy acquisition costs	-	-	(1,481)
Value of business acquired	(12,235)	(18,611)	(46,657)
Deferred federal income taxes	(26,157)	(20,691)	(29,655)

	(39,780)	(40,974)	(74,083)

Total other comprehensive income, net of taxes	47,742	37,591	58,531

Comprehensive Income (Loss)	$66,401	$175,453	$(144,570)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	000000000	000000000	000000000
	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$27,487	$(10,104)	$(65,178)
Total other comprehensive income, net of taxes	47,742	37,591	58,531
Cumulative effect of adoption of other-than-temporary impairment guidance	-	-	(3,457)

Balance at end of year	$75,229	$27,487	$(10,104)

Retained Earnings (Deficit)
Balance at beginning of year	$(200,121)	$(337,983)	$(138,339)
Net income (loss)	18,659	137,862	(203,101)
Cumulative effect of adoption of other-than-temporary impairment guidance	-	-	3,457

Balance at end of year	$(181,462)	$(200,121)	$(337,983)

Total Stockholder’s Equity	$1,262,903	$1,196,502	$1,021,049

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,659	$137,862	$(203,101)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities
Change in deferred policy acquisition costs	(13,602)	(4,707)	(3,940)
Change in deferred sales inducements	(3,085)	(974)	936
Change in value of business acquired	12,152	20,353	155,521
Change in benefit reserves	109,378	(51,419)	(29,116)
Change in federal income tax accruals	(15,467)	(24,352)	94,228
Change in claims and claims settlement expenses	11,827	831	(6,037)
Change in other operating assets and liabilities, net	(10,174)	30,421	(5,919)
Amortization (accretion) of investments	1,438	775	(2,697)
Limited partnership asset distributions	(1,152)	(386)	(411)
Interest credited to policyholder liabilities	73,529	79,066	79,555
Net increase in fixed maturity trading securities	(326)	(1,564)	-
Net realized investment losses	11,899	24,446	58,285

Net cash and cash equivalents provided by operating activities	195,076	210,352	137,304

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	181,763	483,148	354,643
Maturities of available-for-sale securities and mortgage loans	116,349	160,270	173,439
Purchases of available-for-sale securities	(428,704)	(861,126)	(363,846)
Sales of trading securities	20,943	-	-
Sales of limited partnerships	2,877	3,189	2,660
Change in affiliated short-term note receivable	-	40,000	(40,000)
Change in payable for collateral under securities loaned	83,619	11,313	(33,401)
Change in derivative liability	988	353	-
Policy loans on insurance contracts, net	35,036	39,723	46,521
Net settlement on futures contracts	(18,571)	(26,864)	(48,105)
Other	(218)	873	1,957

Net cash and cash equivalents provided by (used in) investing activities	$(5,918)	$(149,121)	$93,868

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$27,592	$40,784	$284,846
Policyholder withdrawals	(196,520)	(222,249)	(516,074)

Net cash and cash equivalents used in financing activities	(168,928)	(181,465)	(231,228)

Net increase (decrease) in cash and cash equivalents (1)	20,230	(120,234)	(56)
Cash and cash equivalents, beginning of year	308,614	428,848	428,904

Cash and cash equivalents, end of year	$328,844	$308,614	$428,848

(1)

Included in net increase (decrease) in cash and cash equivalents is interest received (2011 - $94; 2010 - $109; 2009 - $65); interest paid (2011 - $18; 2010 - $36; 2009 - $28); federal income taxes paid (2011 - $500; 2010 - $3,200; 2009 - $3,100); and federal income taxes received (2011 - $0; 2010 - $3,589; 2009 - $5,400)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

NOTES TO FINANCIAL STATEMENTS

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

The Company is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds.

Basis of Reporting

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The significant accounting policies and related judgments underlying the Company’s financial statements are summarized below.

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

Investments

Fixed maturity and equity securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

To understand the valuation methodologies used by third-party pricing services, the Company reviews and monitors their applicable methodology documents. Any changes to their methodologies are noted and reviewed for reasonableness. In addition, the Company performs in-depth reviews of prices received from third-party pricing services on a sample basis. The objective for such reviews is to demonstrate that AEGON can corroborate detailed information such as assumptions, inputs and methodologies used in pricing individual securities against documented pricing methodologies. Only third-party pricing services and brokers with a substantial presence in the market and with appropriate experience and expertise are used.

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports which highlight significant price changes, stale prices or un-priced securities. Additionally, during 2011, the Company began performing back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

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

For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. For equity securities, dividends are recognized on the ex-dividend date. Investment transactions are recorded on the trade date. Realized gains and losses on the sale or maturity of investments are determined on basis of specific identification.

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

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For AFS fixed maturity securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of AFS fixed maturity securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

Limited partnerships

At December 31, 2011 and 2010, the Company had investments in two limited partnerships that are not publicly traded. One of the partnerships is carried at estimated fair value which is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The remaining partnership, which is in liquidation, is carried at cost.

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

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated collateral value. Changing economic conditions impact the Company’s valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. The Company does not accrue interest on loans ninety days past due. The Company also establishes a general reserve based on a percentage of the outstanding loan balance.

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

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into short futures contracts to hedge minimum guarantees on variable annuity contracts. The Company has also entered into variance swaps to hedge the costs of the volatility of the Standard & Poor’s 500 Composite Stock Price Index (“S&P”) market. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, is calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. At termination the final fair value is recorded as a realized investment gain (loss) in the Statements of Income. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

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

At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2011 and 2010, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011, 2010 and 2009. The short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010 and 7.25% at December 31, 2009.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. The Company performed the annual test of goodwill at December 31, 2011, 2010 and 2009 and determined there was no impairment of goodwill.

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

	2011	2010
Interest-sensitive life products	4.00% - 4.85%	4.00% - 4.85%
Interest-sensitive deferred annuities	0.25% - 6.05%	0.25% - 6.15%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 2.55% to 5.75% during 2011 and 2010, respectively. See Note 5 to the Financial Statements for further discussion.

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

ASC 310, Receivables

On April 1, 2011, the Company early adopted guidance, retrospectively to January 1, 2011, (ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring), which provides clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Additionally, the Company is now required to provide the previously deferred qualitative and quantitative disclosures about troubled debt restructurings in accordance with ASU 2010-20, including how financing receivables were modified and the financial effects of the modifications. The adoption did not have a material impact on the Company’s results of operations and financial position.

Accounting Guidance Adopted in 2010

ASC 820, Fair Value Measurements and Disclosures

The Company adopted guidance (ASU 2010-06, Improving Disclosures about Fair Value Measurements), which included new disclosures and clarifications of existing disclosures about fair value measurements for the period ended March 31, 2010. The guidance requires disclosure of significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and reasons for the transfers. Additionally, the ASU clarified the level of disaggregation for fair value disclosures, requiring disclosures for each class of assets and liabilities. The guidance clarifies that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements that fall in either Level 2 or Level 3. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

ASC 310, Receivables

The Company adopted guidance (ASU 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses), which required new and expanded financial statement disclosures for the period ended December 31, 2010. An entity is required to provide qualitative and quantitative disclosures about the allowance for credit losses, credit quality, impaired loans, modifications, and nonaccrual and past due financing receivables. In addition, the disclosures must be disaggregated by portfolio segment or class of financing receivable based on how a company develops its allowance for credit losses and how it manages its credit exposure. The adoption required updates to the Company’s financial statement disclosures, but did not impact the Company’s results of operations or financial position.

Future Adoption of Accounting Guidance

ASC 944, Financial Services—Insurance

In October 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance prospectively on January 1, 2012. The adoption is not expected to have a material impact on the Company’s results of operations and financial position.

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012. The adoption will affect disclosures but is not expected to have a material impact on the Company’s results of operations and financial position.

ASC 220, Comprehensive Income

•

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income, which requires an entity to report components of comprehensive income in either a single, continuous statement of comprehensive income or two separate but consecutive statements. Under the two statement approach, the first statement would include components of net income and the second statement would include components of OCI.

Regardless of format, an entity is required to present items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 and anticipates no impact on the Company’s results of operations and financial position.

•

In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This guidance defers the portion of ASU 2011-05 that requires an entity to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where OCI is presented, by component of OCI. The deferral is effective at the same time as ASU 2011-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

ASC 210, Balance Sheet

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of IFRS. The guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. The Company will adopt the guidance on January 1, 2013, which affects disclosures and therefore will not impact the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,164,173	$-	$1,164,173
Asset-backed securities	-	96,783	9,365	106,148
Commercial mortgage-backed securities	-	119,050	-	119,050
Residential mortgage-backed securities	-	82,770	1,449	84,219
Municipals	-	1,210	-	1,210
Government and government agencies
United States	356,960	-	-	356,960
Foreign	3,779	6,542	-	10,321

Total fixed maturity AFS securities (a)	360,739	1,470,528	10,814	1,842,081
Fixed maturity trading securities - corporate securities (a)	-	2,521	-	2,521
Equity securities (a)
Banking securities	-	24,993	-	24,993
Other financial services securities	-	394	-	394
Industrial securities	-	5,653	-	5,653

Total equity securities (a)	-	31,040	-	31,040
Cash equivalents (b)	-	336,130	-	336,130
Limited partnerships (c)	-	-	8,119	8,119
Separate Accounts assets (d)	7,007,468	-	-	7,007,468

Total assets	$7,368,207	$1,840,219	$18,933	$9,227,359

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$14,120	$14,120
Derivative liabilities (f)	-	1,341	-	1,341

Total liabilities	$-	$1,341	$14,120	$15,461

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,120,974	$-	$1,120,974
Asset-backed securities	-	91,210	11,244	102,454
Commercial mortgage-backed securities	-	139,330	504	139,834
Residential mortgage-backed securities	-	101,263	2,886	104,149
Municipals	-	1,475	-	1,475
Government and government agencies
United States	149,652	-	-	149,652
Foreign	3,699	6,157	-	9,856

Total fixed maturity AFS securities (a)	153,351	1,460,409	14,634	1,628,394
Fixed maturity trading securities - corporate securities (a)	-	23,138	-	23,138
Equity securities (a)
Banking securities	-	7,054	-	7,054
Other financial services securities	-	520	-	520
Industrial securities	-	5,416	-	5,416

Total equity securities (a)	-	12,990	-	12,990
Cash equivalents (b)	-	317,321	-	317,321
Limited partnerships (c)	-	-	9,415	9,415
Separate Accounts assets (d)	8,163,032	-	-	8,163,032

Total assets	$8,316,383	$1,813,858	$24,049	$10,154,290

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(25,416)	$(25,416)
Derivative liabilities (f)	-	353	-	353

Total liabilities	$-	$353	$(25,416)	$(25,063)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At December 31, 2011, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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

(f)

Derivative liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap.

During 2011 and 2010, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$9,415	$14,634	$7,604	$37,041

Change in unrealized gains (b)	-	840	-	4,125
Purchases	-	-	-	27,941
Sales	(2,663)	(4,191)	(712)	(3,781)
Transfers into Level 3	-	4	-	3,256
Transfers out of Level 3	-	(508)	-	(54,058)
Changes in valuation (c)	215	35	2,137	110
Net realized investment gains (d)	1,152	-	386	-

Balance at end of period (a)	$8,119	$10,814	$9,415	$14,634

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at December 31, 2011 was primarily due to sales and availability of market observable data (Level 2). At December 31, 2010, the decrease was also due to an increase in market activity.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 135 basis points (“bps”) and 90 bps at December 31, 2011 and 2010, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 25.9% at December 31, 2011 and 24.8% at December 31, 2010. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$31,001	$(56,417)	$45,987	$(58,746)

Changes in interest rates (a)	55,032	(27,361)	20,355	(8,533)
Changes in equity markets (a)	20,561	(9,759)	(10,022)	4,653
Other (a)	2,043	(980)	(25,319)	6,209

Balance at end of period (b)	$108,637	$(94,517)	$31,001	$(56,417)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance. During 2010, the decrease in the GMWB and GMIB reinsurance reserves was principally driven by the improved equity markets and updated policyholder behavior assumptions offset by a decline in risk neutral rates.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2011 and 2010 were:

	December 31, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,068,904	$99,060	$(3,791)	$1,164,173
Asset-backed securities	107,373	5,944	(7,169)	106,148
Commercial mortgage-backed securities	109,318	9,913	(181)	119,050
Residential mortgage-backed securities	83,576	4,108	(3,465)	84,219
Municipals	1,124	86	-	1,210
Government and government agencies
United States	309,063	47,897	-	356,960
Foreign	8,918	1,403	-	10,321

Total fixed maturity AFS securities	$1,688,276	$168,411	$(14,606)	$1,842,081

Equity securities
Banking securities	$30,189	$-	$(5,196)	$24,993
Other financial services securities	165	229	-	394
Industrial securities	5,791	-	(138)	5,653

Total equity securities	$36,145	$229	$(5,334)	$31,040

	December 31, 2010
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,069,082	$55,530	$(3,638)	$1,120,974
Asset-backed securities	102,964	7,062	(7,572)	102,454
Commercial mortgage-backed securities	131,362	8,501	(29)	139,834
Residential mortgage-backed securities	104,486	3,145	(3,483)	104,149
Municipals	1,462	13	-	1,475
Government and government agencies
United States	146,585	4,771	(1,704)	149,652
Foreign	9,063	794	-	9,856

Total fixed maturity AFS securities	$1,565,004	$79,816	$(16,426)	$1,628,394

Equity securities
Banking securities	$9,246	$-	$(2,192)	$7,054
Other financial services securities	165	355	-	520
Industrial securities	5,791	-	(375)	5,416

Total equity securities	$15,202	$355	$(2,567)	$12,990

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2011 and 2010 were:

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,622,322	$1,783,734	$1,484,533	$1,555,503
Below investment grade	65,954	58,347	80,471	72,891

Total fixed maturity AFS securities	$1,688,276	$1,842,081	$1,565,004	$1,628,394

At December 31, 2011 and 2010 the estimated fair value of fixed maturity securities rated BBB- were $61,750 and $55,760, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2011 and 2010 by contractual maturities were:

	December 31, 2011		December 31, 2010
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$44,125	$44,653	$8,271	$8,350
Due after one year through five years	243,351	256,758	250,194	263,865
Due after five years through ten years	876,074	949,419	823,396	858,024
Due after ten years	224,459	281,834	144,331	151,718

	1,388,009	1,532,664	1,226,192	1,281,957
Mortgage-backed securities and other asset-backed securities	300,267	309,417	338,812	346,437

Total fixed maturity AFS securities	$1,688,276	$1,842,081	$1,565,004	$1,628,394

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2011, 2010 and 2009, there was $612, $1,675 and $1,674, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2011 and 2010, there was $394 and ($1,462), respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of $98 during 2011 on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010 or 2009.

The Company had investment securities with an estimated fair value of $20,291 and $23,870 that were deposited with insurance regulatory authorities at December 31, 2011 and 2010, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2011 and 2010 were as follows:

	0Losses and0	0Losses and0	0Losses and0
	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$47,771	$51,014	$(3,243)
Asset-backed securities	33,112	33,399	(287)
Commercial mortgage-backed securities	8,312	8,493	(181)
Residential mortgage-backed securities	102	105	(3)
Equity securities
Banking securities	13,648	15,058	(1,410)
Industrial securities	5,653	5,791	(138)

Total fixed maturity and equity securities	108,598	113,860	(5,262)

Greater than six months but less than or equal to one year
Equity securities - banking securities	6,973	8,500	(1,527)

Total fixed maturity and equity securities	6,973	8,500	(1,527)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,545	12,093	(548)
Asset-backed securities	11,284	18,166	(6,882)
Residential mortgage-backed securities	14,576	18,038	(3,462)
Equity securities - banking securities	4,372	6,631	(2,259)

Total fixed maturity and equity securities	41,777	54,928	(13,151)

Total fixed maturity and equity securities	$157,348	$177,288	$(19,940)

	December 31, 2010
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$69,662	$72,628	$(2,966)
Asset-backed securities	10,276	10,297	(21)
Commercial mortgage-backed securities	1,022	1,051	(29)
Residential mortgage-backed securities	9,371	10,074	(703)
Government and government agencies - United States	644	656	(12)
Equity securities - banking securities	2,558	2,616	(58)

Total fixed maturity and equity securities	$93,533	$97,322	$(3,789)

	0Losses and0	0Losses and0	0Losses and0
	December 31, 2010
(continued)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities - corporate securities	$5,205	$5,366	$(161)

Total fixed maturity and equity securities	5,205	5,366	(161)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,553	12,064	(511)
Asset-backed securities	15,001	22,552	(7,551)
Residential mortgage-backed securities	15,499	18,279	(2,780)
Government and government agencies - United States	30,846	32,538	(1,692)
Equity securities
Banking securities	4,497	6,631	(2,134)
Industrial securities	5,416	5,791	(375)

Total fixed maturity and equity securities	82,812	97,855	(15,043)

Total fixed maturity and equity securities	$181,550	$200,543	$(18,993)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 68 and 74 at December 31, 2011 and 2010, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$2,381	$(635)	2
Greater than one year	25,483	(11,929)	7

Total	$27,864	$(12,564)	9

Decline > 40%
Greater than one year	$3,544	$(3,039)	2

Total	$3,544	$(3,039)	2

	December 31, 2010
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$995	$(314)	1
Greater than one year	15,849	(9,467)	6

Total	$16,844	$(9,781)	7

Decline > 40%
Greater than one year	$4,284	$(2,969)	2

Total	$4,284	$(2,969)	2

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

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

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
Assets
Fixed maturity securities	$153,805	$63,390
Equity securities	(5,105)	(2,212)
Value of business acquired	(32,064)	(19,829)

	116,636	41,349

Liabilities
Policyholder account balances	-	1,387
Federal income taxes - deferred	(41,407)	(15,249)

	(41,407)	(13,862)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$75,229	$27,487

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the years ended December 31, 2011, 2010 and 2009.

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2011 and 2010 was $61,833 and $66,713.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at December 31, 2011 and 2010 was $28 and $33, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at December 31, 2011. There was one impaired mortgage loan at December 31, 2010, with a specific reserve of $633, with an unpaid principal balance of $3,275. As this loan was impaired at December 31, 2010, there was no interest income recorded subsequent to the impairment. The impaired mortgage loan was sold during first quarter 2011 resulting in a recovery of $163. The change in the credit loss allowances on mortgage loans by type of property for the years ended December 31 was as follows:

	September 30,	September 30,
	December 31,
Commercial	2011	2010
Balance at beginning of period	$666	$41

Charge offs	(633)	(889)
Provision	(5)	1,514

Balance at end of period	$28	$666

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, and California which account for approximately 76% of mortgage loans at December 31, 2011.

The credit quality of mortgage loans by type of property for the years ended December 31 was as follows:

	September 30,	September 30,
	December 31,
Commercial	2011	2010
AAA - AA	$21,949	$24,709
A	22,471	26,026
BBB	11,275	12,188

Total mortgage loans on real estate	55,695	62,923
Less: general reserve	(28)	(33)

Total mortgage loans on real estate, net	$55,667	$62,890

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2011 and 2010 was $792,602 and $827,638, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Securities Lending

The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at December 31, 2011 and 2010 was $205,909 and $150,463, respectively. The estimated fair value of securities out on loan at December 31, 2011 and 2010 was $239,207 and $156,440, respectively.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P 500 Composite Stock Price Index futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. The Company also entered into variance swaps during 2010 to hedge the costs of the volatility of the S&P market. At December 31, 2011, the Company had 630 outstanding short futures contracts with a notional value of $197,285. At December 31, 2011, the Company had variance swaps with a notional value of $5 and a net fair value of ($1,341). The Company recognized $988 of realized losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the year ended December 31, 2011. At December 31, 2010, the Company had 360 outstanding short futures contracts with a notional value of $112,770. At December 31, 2010, the Company had two variance swaps with a notional value of $7 and a net fair value of ($353). The Company recognized $353 of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during 2010.

The Company can also receive collateral related to derivative transactions that it enters into. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At December 31, 2011 and 2010, there was no cash collateral pledged or received on derivative transactions in accordance with the credit support agreement due to market value swings on variance swaps.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2011	2010	2009
Fixed maturity AFS securities	$80,146	$77,950	$71,037
Fixed maturity trading securities	908	213	1,674
Equity securities	1,606	1,050	1,409
Limited partnerships	1,357	2,514	(1,545)
Mortgage loans on real estate	3,712	4,360	4,706
Policy loans	42,384	44,324	46,156
Cash and cash equivalents	856	858	2,816
Derivatives	(752)	(353)	-
Other	377	346	889

Gross investment income	130,594	131,262	127,141
Less: investment expenses	(3,075)	(3,615)	(4,204)

Net investment income	$127,519	$127,647	$122,937

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the year ended December 31 were as follows:

	2011	2010	2009
Proceeds	$178,888	$479,248	$351,633
Gross realized investment gains	9,000	11,209	5,392
Gross realized investment losses	(231)	(2,723)	(5,507)

Proceeds on AFS securities sold at a realized loss	5,447	114,547	103,332

Net realized investment gains (losses) for the year ended December 31 were as follows:

	0Losses and0	0Losses and0	0Losses and0
	2011	2010	2009
Fixed maturity AFS securities	$7,564	$6,660	$(10,605)
Equity securities	29	10	(3,692)
Limited partnerships	(58)	(2,268)	1,567
Mortgage loans on real estate	243	(1,262)	(531)
Derivatives	(18,571)	(26,864)	(48,105)
Adjustment related to VOBA	(1,106)	(722)	3,081

Net realized investment losses	$(11,899)	$(24,446)	$(58,285)

In 2011, there were no impaired limited partnerships. During 2010, the Company recorded a limited partnership impairment of $3,828 due to the decline in fair value of the fund being deemed to be other-than-temporary with the recovery in value from the remaining underlying investments in the fund not anticipated. There were no impaired limited partnerships in 2009.

There were no impaired mortgage loans in 2011. During 2010, the Company established a valuation allowance of $634 for an impaired mortgage loan. A valuation allowance is established when the excess carrying value of the mortgage loan exceeds the estimated collateral value. In addition, mortgage loan losses include a loss of $654 at December 31, 2010, for a mortgage loan which was impaired and sold during the fourth quarter 2010. There were no impaired mortgage loans in 2009.

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	2011	2010
Balance at beginning of period	$2,014	$1,445
Credit loss impairment recognized in the current period on securities not previously impaired	27	996
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	1,004	423
Accretion of credit loss impairments previously recognized	(816)	(850)

Balance at end of period	$2,229	$2,014

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	0Losses and0	0Losses and0	0Losses and0
	2011	2010	2009
Gross OTTI losses on securities	$4,747	$6,150	$18,937
Net OTTI loss recognized in OCI	3,572	4,335	4,753

Net OTTI losses recognized in income	1,175	1,815	14,184
VOBA	-	(258)	(4,324)

Net OTTI losses	$1,175	$1,557	$9,860

During 2011, the Company impaired its holdings of 2007 vintage subprime mortgage asset-backed securities (“ABS”) for $712 due to an adverse change in cash flows, a 2006 vintage subprime mortgage ABS for $63, a corporate bond for $258 due to adverse changes in cash flows and a corporate non-convertible security for $142 due to a pre-packaged bankruptcy.

For the year ended December 31, 2010, the gross impairment losses recognized in the Statements of Income were primarily driven by the impairment of a 2005 vintage residential mortgage-backed securities (“RMBS”) for $722 and a 2007 vintage subprime mortgage ABS for $272 due to adverse changes in cash flows. A corporate bond was also impaired for $397 due to the intent to sell or being more likely than not required to sell. As well as, the Company impaired its holding of a 2007 vintage subprime mortgage ABS for $423.

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

The following summarizes the components for this cumulative effect adjustment:

	Unrealized OTTI on AFS Securities	Net Unrealized Loss on AFS Securities	Total Cumulative Effect Adjustment in OCI
Increase in amortized cost of AFS securities	$ 241	$ 12,335	$ 12,576
Change in VOBA	-	(7,257)	(7,257)
Income tax	(84)	(1,778)	(1,862)

Net cumulative effect adjustment	$ 157	$ 3,300	$ 3,457

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

Note 4. VOBA, DAC, and DSI

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010. The short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2011 and 2010 and 7.25% at December 31, 2009.

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2011	2010
Balance at beginning of period	$335,051	$374,737
Amortization expense	(573)	(44,923)
Unlocking	(11,579)	24,570
Adjustment related to realized gains on investments and OTTI	(1,106)	(722)
Adjustment related to unrealized gains and OTTI on investments	(12,235)	(18,611)

Balance at end of period	$309,559	$335,051

2011 was impacted by unfavorable equity markets and long term interest rate assumption changes during the third quarter resulting in lower amortization and unfavorable unlocking as compared to 2010.

The estimated future amortization of VOBA from 2012 to 2016 is as follows:

2012	$27,034
2013	$26,895
2014	$27,297
2015	$27,278
2016	$27,150

DAC and DSI

The change in the carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2010	$26,730	$6,296
Capitalization	1,017	64
Accretion	2,580	592
Unlocking	1,110	318

Balance, December 31, 2010	31,437	7,270
Capitalization	498	48
Accretion	16,098	3,645
Unlocking	(2,994)	(608)

Balance, December 31, 2011	$45,039	$10,355

The increase in DAC and DSI in 2011 as compared to 2010 was principally driven by unfavorable equity markets and the long-term interest rate assumption change resulting in an increase in accretion and unfavorable unlocking.

Note 5. Variable Contracts Containing Guaranteed Benefits

Variable Annuity Contracts Containing Guaranteed Benefits

Prior to 2009, the Company issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a guaranteed minimum income benefit (“GMIB”) and a GMWB. Information regarding the general characteristics of each guaranteed benefit type is provided below:

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2011
Net amount at risk (a)	$1,448,303	$15,078	$204,271
Average attained age of contract owners	71	64	72
Weighted average period remaining until expected annuitization	n/a	3.5 yrs	n/a

2010
Net amount at risk (a)	$1,210,744	$4,038	$112,188
Average attained age of contract owners	71	62	71
Weighted average period remaining until expected annuitization	n/a	4.4 yrs	n/a

(a)

Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the difference between the maximum amount payable under the guarantee and the contract owners’ account balance at the Balance Sheet date.

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2010	$145,533	$39,169
Guaranteed benefits incurred	37,790	17,659
Guaranteed benefits paid	(52,620)	-
Unlocking	(16,175)	(24,837)

Balance, December 31, 2010	114,528	31,991
Guaranteed benefits incurred	35,489	13,657
Guaranteed benefits paid	(42,571)	-
Unlocking	36,934	33,026

Balance, December 31, 2011	$144,380	$78,674

The increase in the GMDB and GMIB liabilities was driven by the long-term interest rate assumption change during the third quarter resulting in unfavorable unlocking as compared to 2010.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2011
GMDB only	$1,442,519	$635,018	$514,187	$153,684	$2,745,408
GMDB and GMIB	994,502	267,283	390,801	37,043	1,689,629
GMDB and GMWB	372,978	68,399	196,968	2,147	640,492
GMWB only	146,893	26,437	74,768	1,643	249,741
GMIB only	81,900	15,646	49,084	2,905	149,535
No guaranteed benefit	15,421	3,498	12,893	691	32,503

Total	$3,054,213	$1,016,281	$1,238,701	$198,113	$5,507,308

2010
GMDB only	$1,757,007	$724,402	$576,505	$181,287	$3,239,201
GMDB and GMIB	1,204,742	319,345	443,743	42,179	2,010,009
GMDB and GMWB	427,924	78,407	218,359	3,003	727,693
GMWB only	170,037	30,298	84,320	1,937	286,592
GMIB only	96,905	15,238	54,026	3,131	169,300
No guaranteed benefit	16,552	3,829	16,903	2,057	39,341

Total	$3,673,167	$1,171,519	$1,393,856	$233,594	$6,472,136

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2011	2010
Balanced	$654,817	$730,732
Equity	468,542	560,785
Bond	202,761	218,621
Money Market	174,040	180,759

Total	$1,500,160	$1,690,897

Note 6. Federal Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31.

	0Losses and0	0Losses and0	0Losses and0
	2011	2010	2009
Provisions for income taxes computed at Federal statutory rate (35%)	$1,292	$39,606	$(38,911)
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(10,220)	(9,275)	(8,890)
Tax credits	(567)	(1,588)	(1,386)
Valuation allowance on deferred tax assets	(2,549)	(52,555)	145,504
Provision to return adjustment	(1,149)	(2,702)	(7,955)
Unrecognized tax benefits	(1,777)	676	3,623
Tax goodwill amortization	-	(198)	-
Other	9	1,334	(57)

Federal income tax provision	$(14,961)	$(24,702)	$91,928

Effective tax rate	N/M	N/M	N/M

The effective tax rate for 2011, 2010 and 2009, vary significantly from the United States Federal statutory rate primarily due to changes in the valuation allowance for deferred tax assets, dividend received deduction, unrecognized tax benefits and provision to the return adjustments and as a result of these adjustments, the effective tax rates are not meaningful.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.

Deferred tax assets and liabilities at December 31 were as follows:

	0Losses and0	0Losses and0
	December 31,
	2011	2010
Deferred tax assets
DAC	$65,820	$85,512
Net operating and capital loss carryforward	183,935	105,802
Intangible assets	54,303	59,367
Tax credits	8,445	7,163
Other	3,103	3,031
Guaranty fund assessments	153	1,790

Total deferred tax assets	315,759	262,665
Valuation allowance	(90,402)	(92,950)

Net deferred tax assets	225,357	169,715

Deferred tax liabilities
VOBA	108,277	117,193
Policyholder account balance	62,618	21,332
Investment adjustments	62,341	26,723

Total deferred tax liabilities	233,236	165,248

Total net deferred tax asset (liability)	$(7,879)	$4,467

The valuation allowance for deferred tax assets at December 31, 2011 and 2010 was $90,402 and $92,950, respectively. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,522 (gross $7,205) and $4,299 (gross $12,283), respectively, that should not be recognized at December 31, 2011 and 2010, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2011	2010
Balance at beginning of period	$4,299	$3,623
Additions for tax positions of prior years	-	676
Reductions for tax positions of prior years	(1,777)	-

Balance at end of period	$2,522	$4,299

At December 31, 2011 and 2010, the Company had an operating loss carryforward for federal income tax purposes of $518,325 (net of the ASC 740 reduction of $7,205) and $290,009 (net of the ASC 740 reduction of $12,283), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. At December 31, 2011, the Company did not have a capital loss carryforward for federal income tax purposes. At December 31, 2010, the Company had a capital loss carryforward for federal income tax purposes of $3,597. At December 31, 2011 and 2010, the Company had a foreign tax credit carryforward of $5,956 and $4,645, respectively, with a carryforward period of ten years that will expire at various dates up to 2021. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $2,488 and $2,518, respectively, at December 31, 2011 and 2010, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company has incurred and recognized $5 in penalties in its financial statements at December 31, 2011. The Company did not incur or recognize any penalties in its financial statements at December 31, 2010. The Company recognized interest expense of $30 and ($119) at December 31, 2011 and 2010, respectively. The accrued interest expense related to federal income tax was released during 2010 based on the expectation that the net operating loss will offset any taxable income generated by the uncertain tax position for the Company in future tax periods.

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

The Company’s statutory net income (loss) for the years ended December 31, 2011, 2010 and 2009 was ($340,218), $181,242 and $225,287, respectively.

Statutory capital and surplus at December 31, 2011 and 2010 was $438,047 and $813,142, respectively. At December 31, 2011 and 2010, approximately $43,805 and $209,128, respectively, of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2011 and 2010, the Company did not pay any dividends to AUSA or receive any capital contribution from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2011 and 2010, based on the RBC formula, the Company’s total adjusted capital level was well above the minimum amount of capital required to avoid regulatory action.

A financial exam of the Company, for the period January 1, 2005 through December 31, 2009, was completed on February 7, 2011. The Examination Report, as of December 31, 2009, was adopted by the Insurance Department of the State of Arkansas on May 13, 2011. There were no changes to the Company’s financial statements as a result of the exam.

Note 8. Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At December 31, 2010, the Company had recaptured the majority of its life reinsurance which had started in 2008.

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2011 and 2010, net reinsurance receivables were $2,439 and $4,158, respectively. The Company has a reinsurance reserve on a portion of the recapture of the life reinsurance of $383 and $780 at December 31, 2011 and 2010, respectively.

Effective October 1, 2011, the Company recaptured an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsured, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

At December 31, 2011, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$6,216,455	$1,222,740	$636	$4,994,351	0.01%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2011, 41% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2010, 44% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At December 31, 2011, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2011, 2010 and 2009, the Company incurred $8,417, $10,040 and $24,844, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that was paid off in December 2011. On April 29, 2010, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that was paid off in December 2010. On June 29, 2009, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.30% that was paid off in April 2010. During 2011, 2010 and 2009, the Company accrued and/or received $94, $134 and $108 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2011, 2010 and 2009, the Company incurred $130, $151 and $163, respectively, under this agreement. There were no mortgage loan origination fees during 2011, 2010 and 2009, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2011, 2010 and 2009, the Company incurred $2,212, $2,136 and $2,207, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2011, 2010 and 2009, the Company incurred $37,642, $33,844 and $47,569, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2011 and 2010, the Company incurred $423 and $69, respectively, in expenses under this agreement. During 2009, the Company did not incur any expenses under these agreements. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2011, 2010 and 2009, the Company received $1,852, $191 and $44, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2011, 2010 and 2009, the Company incurred $22, $50 and $268, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies. During 2010, the Company sold $48,177 and $3,909 of fixed maturity AFS securities and mortgage loans on real estate, respectively, to affiliated companies. During 2009, the Company sold $78,525 and $2,961 of fixed maturity AFS securities and mortgage loans on real estate, respectively, to affiliated companies.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2011 and 2010, the Company’s estimated liability for future guaranty fund assessments was $624 and $5,114, respectively. In addition, the Company has a receivable for future premium tax deductions of $3,778 and $3,971 at December 31, 2011 and 2010, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Note 11. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contribution to select Statements of Income information for the years ended December 31:

	Annuity	Life Insurance	Total
2011
Net revenues (a)	$167,850	$76,457	$244,307
Amortization (accretion) of VOBA	(5,066)	17,218	12,152
Policy benefits (net of reinsurance recoveries)	148,579	32,713	181,292
Federal income tax expense (benefit)	(16,068)	1,107	(14,961)
Net income	5,252	13,407	18,659

2010
Net revenues (a)	$152,570	$76,183	$228,753
Amortization of VOBA	17,379	2,974	20,353
Policy benefits (net of reinsurance recoveries)	(628)	31,258	30,630
Federal income tax expense (benefit)	(24,973)	271	(24,702)
Net income	111,584	26,278	137,862

2009
Net revenues (a)	$101,449	$87,574	$189,023
Amortization and impairment of VOBA	137,232	18,289	155,521
Policy benefits (net of reinsurance recoveries)	22,043	29,061	51,104
Federal income tax expense	34,469	57,459	91,928
Net loss	(174,999)	(28,102)	(203,101)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2011
Annuity	$7,414,438	$649,926
Life Insurance	3,101,777	1,324,848

Total	$10,516,215	$1,974,774

2010
Annuity	$8,161,137	$567,834
Life Insurance	3,331,162	1,379,747

Total	$11,492,299	$1,947,581

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: March 29, 2012	By:	*
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director and President	March 29, 2012

* Robert R. Frederick	Director and Senior Vice President	March 29, 2012

* John T. Mallett	Director and Vice President	March 29, 2012

* Eric J. Martin	Director, Chief Financial Officer, Vice President, Treasurer and Controller	March 29, 2012

/s/ Darin D. Smith Darin D. Smith	Director, Vice President and Secretary	March 29, 2012

*By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.

4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.

4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.11a	Individual Retirement Account Endorsement, ML-AY-365 190	Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190	Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.25	Form of Group Fixed Contingent Annuity Contract.	Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

4.26	Form of Group Fixed Contingent Annuity Certificate.	Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm.	Exhibit 23.1

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

24.2	Powers of Attorney for Thomas A. Swank.	Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Exhibit 32.2

101.INS	XBRL Instance Document.	.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.		Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.		Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.		Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.		Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.		Exhibit 101.PRE

EXHIBIT INDEX

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm.

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.