Form 10-Q
period 2012-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2012-05-11
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2012 - $1,747,958; 2011 - $1,688,276)	$1,894,983	$1,842,081
Fixed maturity trading securities	2,813	2,521
Equity available-for-sale securities, at estimated fair value (cost: 2012 - $36,145; 2011 - $36,145)	34,116	31,040
Limited partnerships	7,504	8,119
Mortgage loans on real estate	54,918	55,667
Policy loans	782,062	792,602

Total investments	2,776,396	2,732,030

Cash and cash equivalents	287,491	328,844
Accrued investment income	38,183	37,986
Deferred policy acquisition costs	40,581	45,039
Deferred sales inducements	9,025	10,355
Value of business acquired	304,457	309,559
Goodwill	2,800	2,800
Federal income taxes - deferred	66,388	-
Reinsurance receivables - net	3,908	2,439
Receivable for investments sold - net	-	1,089
Other assets	42,108	38,606
Separate Accounts assets	7,417,388	7,007,468

Total Assets	$10,988,725	$10,516,215

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	March 31, 2012	December 31, 2011
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,422,920	$1,453,395
Future policy benefits	413,498	475,875
Claims and claims settlement expenses	51,271	45,504

Total policyholder liabilities and accruals	1,887,689	1,974,774

Payables for collateral under securities loaned and reverse repurchase agreements	265,106	243,982
Derivative liabilities	1,306	1,341
Federal income taxes - current	4,578	2,450
Federal income taxes - deferred	-	7,879
Affiliated payables - net	11,439	8,036
Payable for investments purchased - net	1,531	-
Other liabilities	4,291	7,382
Separate Accounts liabilities	7,417,388	7,007,468

Total Liabilities	9,593,328	9,253,312

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	70,724	75,229
Retained deficit	(44,463)	(181,462)

Total Stockholder’s Equity	1,395,397	1,262,903

Total Liabilities and Stockholder’s Equity	$10,988,725	$10,516,215

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
	(unaudited)

Revenues
Policy charge revenue	$48,170	$51,682
Net investment income	27,908	32,585
Net realized investment losses
Other-than-temporary impairment losses on securities	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(59)	(72)

Net other-than-temporary impairment losses on securities recognized in income	(59)	(72)
Net realized investment losses, excluding other-than-temporary impairment losses on securities	(19,824)	(5,693)

Net realized investment losses	(19,883)	(5,765)

Total Revenues	56,195	78,502

Benefits and Expenses
Interest credited to policyholder liabilities	17,245	18,651
Policy benefits (net of reinsurance recoveries: 2012 - $3,272; 2011 - $6,420)	(49,944)	6,309
Reinsurance premium ceded	2,807	3,170
Amortization of deferred policy acquisition costs	4,534	1,820
Amortization of value of business acquired	1,760	4,946
Insurance expenses and taxes	12,453	15,721

Total Benefits and Expenses	(11,145)	50,617

Income Before Taxes	67,340	27,885

Federal Income Tax Expense (Benefit)
Current	2,128	124
Deferred	(71,787)	1,703

Federal Income Tax Expense (Benefit)	(69,659)	1,827

Net Income	$136,999	$26,058

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
	(unaudited)

Net Income	$136,999	$26,058

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	417	(2,336)
Reclassification adjustment for gains included in net income	(1,631)	(2,013)

	(1,214)	(4,349)

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-
Change in previously recognized unrealized other-than-temporary impairments	(2,549)	(729)
Reclassification adjustment for other-than-temporary impairments included in net income	59	72

	(2,490)	(657)

Adjustments
Policyholder liabilities	-	638
Value of business acquired	(3,283)	2,514
Deferred federal income taxes	2,482	737

	(801)	3,889

Total other comprehensive loss, net of taxes	(4,505)	(1,117)

Comprehensive Income	$132,494	$24,941

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	December 31,	December 31,
(dollars in thousands)	March 31, 2012	December 31, 2011
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$75,229	$27,487
Total other comprehensive income (loss), net of taxes	(4,505)	47,742

Balance at end of period	$70,724	$75,229

Retained Earnings (Deficit)
Balance at beginning of period	$(181,462)	$(200,121)
Net income	136,999	18,659

Balance at end of period	$(44,463)	$(181,462)

Total Stockholder’s Equity	$1,395,397	$1,262,903

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$136,999	$26,058
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	4,458	1,649
Change in deferred sales inducements	1,331	399
Change in value of business acquired	1,760	4,946
Change in benefit reserves	(68,120)	(11,722)
Change in federal income tax accruals	(69,659)	1,677
Change in claims and claims settlement expenses	5,767	6,114
Change in other operating assets and liabilities, net	(2,234)	2,484
Amortization of investments	313	207
Limited partnership asset distributions	-	(464)
Interest credited to policyholder liabilities	17,245	18,651
Net change in fixed maturity trading securities	(292)	(1,185)
Net realized investment losses	19,883	5,765

Net cash and cash equivalents provided by operating activities	47,451	54,579

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	81,173	62,197
Maturities of available-for-sale securities and mortgage loans	45,463	32,572
Purchases of available-for-sale securities	(184,406)	(156,466)
Sales of trading securities	-	12,443
Sales of limited partnerships	620	987
Change in affiliated short-term note receivable	-	(50,000)
Change in payable for collateral under securities loaned and reverse repurchase agreements	21,124	103,978
Changes in derivative asset	-	(7)
Change in derivative liability	(35)	894
Policy loans on insurance contracts, net	10,540	13,457
Net settlement on futures contracts	(21,302)	(7,116)
Other	(5)	(908)

Net cash and cash equivalents provided by (used in) investing activities	$(46,828)	$12,031

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
(dollars in thousands)	2012	2011
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$8,506	$7,935
Policyholder withdrawals	(50,482)	(55,162)

Net cash and cash equivalents used in financing activities	(41,976)	(47,227)

Net increase (decrease) in cash and cash equivalents (1)	(41,353)	19,383
Cash and cash equivalents, beginning of year	328,844	308,614

Cash and cash equivalents, end of period	$287,491	$327,997

(1) Included in net increase (decrease) in cash and cash equivalents is interest received (2012 - $ 0; 2011 - $ 1); interest paid (2012 - $ 1; 2011 - $ 5); and Federal income taxes paid (2012 - $ 0; 2011 - $ 150).

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

For a complete discussion of the Company’s 2011 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The interim Financial Statements for the three months are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2011 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Revenue Recognition

The Company sells a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)), which includes a stand-alone living benefit (“SALB”). Revenues for CDAs consist of fees assessed based on a percentage of the participants, covered asset pool, which are assets that are not internally managed by the Company. Fees on CDAs are recognized as they are assessed or earned.

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 944, Financial Services—Insurance

In October 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance prospectively on January 1, 2012. The only acquisition costs being capitalized in 2012 and 2011 were renewal commissions; therefore there was no change to the current practice of deferring costs. As a result, the adoption did not impact the Company’s results of operations and financial position.

ASC 860, Transfers and Servicing

In April 2011, the FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements, which modifies the criteria for determining whether a repurchase transaction should be accounted for as a secured borrowing or as a sale. The amendments in this ASU remove from the assessment of effective control 1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and 2) the collateral maintenance implementation guidance related to that criterion. The guidance is effective for the first interim or annual period beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption did not impact the Company’s results of operations and financial position.

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”). Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption affected disclosures but did not impact the Company’s results of operations and financial position.

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

Regardless of format, an entity is required to present items that are reclassified from OCI to net income in both net income and OCI. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption affected disclosures but did not impact the Company’s results of operations and financial position.

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

ASC 350, Intangibles—Goodwill and Other

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test. If, after assessing qualitative factors, a company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company does not need to perform further testing. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company would have to perform the two step goodwill impairment test. The option is unconditional so it may be skipped in any reporting period and an entity may resume performing the qualitative assessment in any subsequent period. The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption did not impact the Company’s results of operations and financial position.

Accounting Guidance Adopted in 2011

ASC 820, Fair Value Measurements and Disclosures

On January 1, 2011, the Company adopted guidance (ASU 2010-06, Improving Disclosures about Fair Value Measurements) requiring separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

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

ASC 350, Intangibles—Goodwill and Other

On January 1, 2011, the Company adopted guidance (ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts), which requires entities with a zero or negative carrying value to assess, considering qualitative factors, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step 2 of the goodwill impairment test. The adoption did not impact the Company’s results of operations and financial position.

ASC 310, Receivables

On April 1, 2011, the Company early adopted guidance, retrospectively to January 1, 2011, (ASU 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring), which provides clarification to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Additionally, the Company provided the previously deferred qualitative and quantitative disclosures about troubled debt restructurings in accordance with ASU 2010-20, including how financing receivables were modified and the financial effects of the modifications. The adoption did not impact the Company’s results of operations and financial position.

Future Adoption of Accounting Guidance

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,212,984	$-	$1,212,984
Asset-backed securities	-	99,598	5,390	104,988
Commercial mortgage-backed securities	-	115,849	-	115,849
Residential mortgage-backed securities	-	106,688	1,161	107,849
Municipals	-	1,213	-	1,213
Government and government agencies
United States	341,653	-	-	341,653
Foreign	3,791	6,656	-	10,447

Total fixed maturity AFS securities (a)	345,444	1,542,988	6,551	1,894,983
Fixed maturity trading securities (a) - corporate securities	-	2,813	-	2,813
Equity securities (a)
Banking securities	-	27,866	-	27,866
Other financial services securities	-	458	-	458
Industrial securities	-	5,792	-	5,792

Total equity securities (a)	-	34,116	-	34,116
Cash equivalents (b)	-	296,197	-	296,197
Limited partnerships (c)	-	-	7,504	7,504
Separate Accounts assets (d)	7,417,388	-	-	7,417,388

Total assets	$7,762,832	$1,876,114	$14,055	$9,653,001

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(6,665)	$(6,665)
Derivative liabilities (f)	-	1,306	-	1,306

Total liabilities	$-	$1,306	$(6,665)	$(5,359)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,164,173	$-	$1,164,173
Asset-backed securities	-	96,783	9,365	106,148
Commercial mortgage-backed securities	-	119,050	-	119,050
Residential mortgage-backed securities	-	82,770	1,449	84,219
Municipals	-	1,210	-	1,210
Government and government agencies
United States	356,960	-	-	356,960
Foreign	3,779	6,542	-	10,321

Total fixed maturity AFS securities (a)	360,739	1,470,528	10,814	1,842,081
Fixed maturity trading securities (a) - corporate securities	-	2,521	-	2,521
Equity securities (a)
Banking securities	-	24,993	-	24,993
Other financial services securities	-	394	-	394
Industrial securities	-	5,653	-	5,653

Total equity securities (a)	-	31,040	-	31,040
Cash equivalents (b)	-	336,130	-	336,130
Limited partnerships (c)	-	-	8,119	8,119
Separate Accounts assets (d)	7,007,468	-	-	7,007,468

Total assets	$7,368,207	$1,840,219	$18,933	$9,227,359

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$14,120	$14,120
Derivative liabilities (f)	-	1,341	-	1,341

Total liabilities	$-	$1,341	$14,120	$15,461

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At March 31, 2012 and December 31, 2011, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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
(e)

The Company issued contracts containing guaranteed minimum withdrawal benefit riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. In addition, the Company issues CDA contracts which include a SALB and are required to be reported at fair value. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

(f)

Derivative liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Price Index (“S&P”) at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap.

During 2012 and 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$8,119	$10,814	$9,415	$14,634

Change in unrealized gains (b)	-	581	-	840
Sales	(620)	(4,848)	(2,663)	(4,191)
Transfers into Level 3	-	-	-	4
Transfers out of Level 3	-	-	-	(508)
Changes in valuation (c)	5	4	215	35
Net realized investment gains (d)	-	-	1,152	-

Balance at end of period (a)	$7,504	$6,551	$8,119	$10,814

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

The decrease in Level 3 fixed maturity AFS securities at March 31, 2012 and December 31, 2011 was primarily due to sales.

The Company’s Level 3 liabilities (assets) consist of provisions for GMWB, SALB and GMIB reinsurance. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB and SALB, increases (decreases) in credit spread in isolation would result in a lower (higher) fair value measurement and increases (decreases) in volatility in isolation would result in a higher (lower) fair value measurement. Changes in the Company’s credit spread and volatility assumption have an inverse reaction for GMIB reinsurance, due to this reserve being an asset.

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 105 basis points (“bps”) and 135 bps at March 31, 2012 and December 31, 2011, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.6% at March 31, 2012 and 25.7% at December 31, 2011. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$108,637	$(94,517)	$31,001	$(56,417)

Changes in interest rates (a)	(18,572)	3,742	55,032	(27,361)
Changes in equity markets (a)	(15,741)	10,290	20,561	(9,759)
Other (a)	(330)	(174)	2,043	(980)

Balance at end of period (b)	$73,994	$(80,659)	$108,637	$(94,517)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2012, the change in the GMWB and GMIB reinsurance reserves was primarily driven by an increase in risk neutral rates and improved equity market performance. The SALB reserve was less than $1 due to low sales volume in the first quarter 2012. During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance.

The Level 3 assets at March 31, 2012 consist of residential mortgage-backed (“RMBS”) and asset-backed securities (“ABS”) that are valued using a discounted cash flow approach. This approach utilizes assumptions that are typically developed based upon assumptions observed for similar securities, to the extent possible, with reviews performed on any significant changes in measurements from one period to the next. The primary unobservable assumptions used in the fair value measurement of these securities are prepayment rates, probability of default, and loss severity in the event of default. Increases (decreases) in any of those inputs would result in a lower (higher) fair value measurement. Typically, changes in the assumptions used for the probability of default and loss severity move in the same direction, while changes in the assumption used for prepayment rates would move in the opposite direction.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at March 31, 2012:

Description	March 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Structured securities
Asset-backed securities	$5,390
Residential mortgage-backed securities	1,161

Total structured securities	6,551	Discounted cash flows	Constant prepayment rate	1% - 5% (3.8%)
			Probability of default	5% - 17% (8.5%)
			Loss severity	60% - 103% (90.5%)

Limited partnership	7,504	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$14,055

Liabilities
Future policy benefits (embedded derivatives) - GMWB	73,995	Discounted cash flow	Own credit risk	85 bps to 125 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB reinsurance	(80,660)	Discounted cash flow	Own credit risk	85 bps to 125 bps
			Long-term volatility	25%

Total liabilities	$(6,665)

(1)

The Company has an investment in a limited partnership for which the fair value is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. Management does not make any adjustments to the valuation from the underlying financials statements. As a result, inputs are not developed by management to determine the fair value measurement for this investment.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheet at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$60,676	$60,676
Policy loans (b)	-	782,062	-	782,062

Total assets	$-	$782,062	$60,676	$842,738

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$61,833	$61,833
Policy loans (b)	-	792,602	-	792,602

Total assets	$-	$792,602	$61,833	$854,435

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2012 and December 31, 2011 were:

	March 31, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,113,274	$101,694	$(1,984)	$1,212,984
Asset-backed securities	105,263	5,679	(5,954)	104,988
Commercial mortgage-backed securities	104,844	11,005	—	115,849
Residential mortgage-backed securities	105,882	4,512	(2,545)	107,849
Municipals	1,123	90	—	1,213
Government and government agencies
United States	308,691	32,962	—	341,653
Foreign	8,881	1,566	—	10,447

Total fixed maturity AFS securities	$1,747,958	$157,508	$(10,483)	$1,894,983

Equity securities
Banking securities	$30,189	$622	$(2,945)	$27,866
Other financial services securities	165	293	—	458
Industrial securities	5,791	1	—	5,792

Total equity securities	$36,145	$916	$(2,945)	$34,116

	December 31, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,068,904	$99,060	$(3,791)	$1,164,173
Asset-backed securities	107,373	5,944	(7,169)	106,148
Commercial mortgage-backed securities	109,318	9,913	(181)	119,050
Residential mortgage-backed securities	83,576	4,108	(3,465)	84,219
Municipals	1,124	86	—	1,210
Government and government agencies
United States	309,063	47,897	—	356,960
Foreign	8,918	1,403	—	10,321

Total fixed maturity AFS securities	$1,688,276	$168,411	$(14,606)	$1,842,081

Equity securities
Banking securities	$30,189	$—	$(5,196)	$24,993
Other financial services securities	165	229	—	394
Industrial securities	5,791	—	(138)	5,653

Total equity securities	$36,145	$229	$(5,334)	$31,040

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2012 and December 31, 2011 were:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,681,524	$1,832,694	$1,622,322	$1,783,734
Below investment grade	66,434	62,289	65,954	58,347

Total fixed maturity AFS securities	$1,747,958	$1,894,983	$1,688,276	$1,842,081

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At March 31, 2012 and December 31, 2011, the estimated fair value of fixed maturity securities rated BBB- were $65,195 and $61,750 respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2012 and December 31, 2011 by contractual maturities were:

	March 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$65,390	$66,981	$44,125	$44,653
Due after one year through five years	236,487	251,111	243,351	256,758
Due after five years through ten years	904,751	978,664	876,074	949,419
Due after ten years	225,341	269,541	224,459	281,834

	1,431,969	1,566,297	1,388,009	1,532,663
Mortgage-backed securities and other asset-backed securities	315,989	328,686	300,267	309,417

Total fixed maturity AFS securities	$1,747,958	$1,894,983	$1,688,276	$1,842,081

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended March 31, 2012 and 2011, there was $60 and $421, respectively, of investment income on fixed maturity trading securities and $292 and $914, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized gains of $271 during the three months ended March 31, 2011, on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011 were as follows:

	00000000,()	00000000,()	00000000,()
	March 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$43,990	$44,675	$(685)
Asset-backed securities	15,563	15,563	-
Residential mortgage-backed securities	25,743	25,957	(214)

Total fixed maturity and equity securities	85,296	86,195	(899)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	14,635	15,621	(986)
Asset-backed securities	13,979	14,276	(297)
Residential mortgage-backed securities	57	59	(2)
Equity securities - banking securities	10,223	11,116	(893)

Total fixed maturity and equity securities	38,894	41,072	(2,178)

Greater than one year
Fixed maturity AFS securities
Corporate securities	7,650	7,963	(313)
Asset-backed securities	12,338	17,995	(5,657)
Residential mortgage-backed securities	14,670	16,999	(2,329)
Equity securities - banking securities	4,578	6,630	(2,054)

Total fixed maturity and equity securities	39,236	49,587	(10,353)

Total fixed maturity and equity securities	$163,426	$176,854	$(13,430)

	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$47,771	$51,014	$(3,243)
Asset-backed securities	33,112	33,399	(287)
Commercial mortgage-backed securities	8,312	8,493	(181)
Residential mortgage-backed securities	102	105	(3)
Equity securities
Banking securities	13,648	15,058	(1,410)
Industrial securities	5,653	5,791	(138)

Total fixed maturity and equity securities	$108,598	$113,860	$(5,262)

	December 31, 2011
(continued)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than six months but less than or equal to one year
Equity securities - banking securities	$6,973	$8,500	$(1,527)

Total fixed maturity and equity securities	6,973	8,500	(1,527)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,545	12,093	(548)
Asset-backed securities	11,284	18,166	(6,882)
Residential mortgage-backed securities	14,576	18,038	(3,462)
Equity securities - banking securities	4,372	6,631	(2,259)

Total fixed maturity and equity securities	41,777	54,928	(13,151)

Total fixed maturity and equity securities	$157,348	$177,288	$(19,940)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 67 and 68 at March 31, 2012 and December 31, 2011, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at March 31, 2012 and December 31, 2011 were as follows:

	$00,000	$00,000	$00,000
	March 31, 2012
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$8,180	$(3,656)	2

Total	$8,180	$(3,656)	2

Decline > 40%
Greater than one year	$3,630	$(2,802)	2

Total	$3,630	$(2,802)	2

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$2,381	$(635)	2
Greater than one year	25,483	(11,929)	7

Total	$27,864	$(12,564)	9

Decline > 40%
Greater than one year	$3,544	$(3,039)	2

Total	$3,544	$(3,039)	2

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the three months ended March 31, 2012 and 2011, respectively, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at March 31, 2012 and December 31, 2011 were as follows:

	000000000	000000000
	March 31, 2012	December 31, 2011
Assets
Fixed maturity securities	$147,025	$153,805
Equity securities	(2,028)	(5,105)
Value of business acquired	(35,347)	(32,064)

	109,650	116,636

Liabilities
Federal income taxes - deferred	(38,926)	(41,407)

	(38,926)	(41,407)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$70,724	$75,229

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums during the three months ended March 31, 2012 and 2011.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at March 31, 2012 and December 31, 2011 was $28, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at March 31, 2012 and December 31, 2011. The change in the credit loss allowances on mortgage loans by type of property for the years ended December 31 was as follows:

Commercial	March 31, 2012	December 31, 2011
Balance at beginning of period	$28	$666

Charge offs	-	(633)
Provision	-	(5)

Balance at end of period	$28	$28

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, and California which account for approximately 76% of mortgage loans at March 31, 2012.

The credit quality of mortgage loans by type of property at March 31, 2012 and December 31, 2011 was as follows:

Commercial	March 31, 2012	December 31, 2011
AAA - AA	$21,669	$21,949
A	17,303	22,471
BBB	15,974	11,275

Total mortgage loans on real estate	54,946	55,695
Less: general reserve	(28)	(28)

Total mortgage loans on real estate, net	$54,918	$55,667

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

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At March 31, 2012 and December 31, 2011, the payable for collateral under securities loaned was $239,122 and $243,982, respectively. The amortized cost of securities out on loan at March 31, 2012 and December 31, 2011 was $215,557 and $205,909, respectively. The estimated fair value of securities out on loan at March 31, 2012 and December 31, 2011 was $232,788 and $239,207, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions. At March 31, 2012, the payable for collateral under securities loaned was $25,984. The amortized cost of the reverse repurchase agreements at March 31, 2012 was $25,912. The estimated fair value of the securities that were pledged was $25,700 at March 31, 2012. There were no reverse repurchase agreements at December 31, 2011.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. Net settlements on the futures occur daily. The Company also entered into variance swaps to hedge the costs of the volatility of the S&P market. At March 31, 2012, the Company had 430 outstanding short futures contracts with a notional value of $150,844. At March 31, 2012, the Company had variance swaps with a notional value of $7 and a net fair value of ($1,306). The Company recognized $35 and ($1,492) of realized gain (losses) from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three months ended March 31, 2012 and 2011, respectively. At December 31, 2011, the Company had 630 outstanding short futures contracts with a notional value of $197,285. At December 31, 2011, the Company had variance swaps with a notional value of $5 and a net fair value of ($1,341).

The Company can also receive collateral related to derivative transactions that it enters into. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At March 31, 2012 and December 31, 2011, there was no cash collateral pledged or received on derivative transactions in accordance with the credit support agreement due to market value swings on variance swaps.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2012	2011
Proceeds	$81,173	$59,397
Gross realized investment gains	1,551	1,932
Gross realized investment losses	-	(26)

Proceeds on the sale of AFS securities sold at a realized loss	-	1,026

Net realized investment gains (losses) for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2012	2011
Fixed maturity AFS securities	$1,477	$1,834
Equity securities	-	18
Mortgages	-	164
Derivatives - futures	(21,302)	(7,116)
Adjustment related to value of business acquired	(58)	(665)

Net realized investment losses	$(19,883)	$(5,765)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Balance at beginning of period	$2,229	$2,014
Credit loss impairment recognized in the current period on securities not previously impaired	-	27
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	59	1,004
Accretion of credit loss impairments previously recognized	(279)	(816)

Balance at end of period	$2,009	$2,229

The components of OTTI reflected in the Statements of Income for the three months ended March 31 was as follows:

	Three Months Ended March 31, 2012
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$59	$-	$59
Value of business acquired amortization	-	-

Net OTTI losses	$59	$-	$59

	Three Months Ended March 31, 2011
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$72	$-	$72
Value of business acquired amortization	-	-	-

Net OTTI losses	$72	$-	$72

For the three months ended March 31, 2012, the Company impaired its holding of a previously OCI impaired 2007 vintage subprime mortgage asset-backed security due to an adverse change in cash flows. For the three months ended March 31, 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at March 31, 2012 and 2011, respectively.

The change in carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2012	2011
Amortization expense	$(19,534)	$(7,573)
Unlocking	17,773	2,627
Adjustment related to realized gains on investments	(58)	(665)
Adjustment related to unrealized (gains) losses and OTTI on investments	(3,283)	2,514

Change in VOBA carrying amount	$(5,102)	$(3,097)

During the three months ended March 31, 2012, favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking as compared to the same period in 2011.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2012	2011
Capitalization	$76	$171
Amortization expense	(6,386)	(1,444)
Unlocking	1,852	(376)

Change in DAC carrying amount	$(4,458)	$(1,649)

	Three Months Ended March 31,
DSI	2012	2011
Capitalization	$4	$14
Amortization expense	(1,756)	(334)
Unlocking	422	(79)

Change in DSI carrying amount	$(1,330)	$(399)

During the three months ended March 31, 2012, favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking as compared to the same period in 2011.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2012	2011
Guaranteed benefits incurred	$8,831	$8,406
Guaranteed benefits paid	(4,064)	(8,546)
Unlocking	(32,047)	(9,212)

Total	$(27,280)	$(9,352)

	Three Months Ended March 31,
GMIB	2012	2011
Guaranteed benefits incurred	$4,294	$2,905
Unlocking	(24,225)	(4,889)

Total	$(19,931)	$(1,984)

During the three months ended March 31, 2012, continued favorable equity market performance resulted in a decrease in estimated future benefits causing more favorable unlocking as compared to the same period in 2011.

The variable annuity GMDB liability at March 31, 2012 and December 31, 2011 was $117,100 and $144,380 respectively. The variable annuity GMIB liability at March 31, 2012 and December 31, 2011 was $58,743 and $78,674, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2012 and 2011, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Federal Income Taxes

The effective tax rate was not meaningful and 7% for the three months ended March 31, 2012 and 2011, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

At March 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. The valuation allowance for deferred tax assets at December 31, 2011 was $90,402. At March 31, 2012, management has determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. At December 31, 2011 the valuation allowance was related to deferred tax assets on a net operating loss carryforward and other assets that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,522 (gross $7,205), that should not be recognized at March 31, 2012 and December 31, 2011, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	March 31, 2012	December 31, 2011
Balance at beginning of period	$2,522	$4,299
Reductions for tax positions of prior years	-	(1,777)

Balance at end of period	$2,522	$2,522

At March 31, 2012 and December 31, 2011, the Company had an operating loss carryforward for federal income tax purposes of $388,949 (net of the ASC 740 reduction of $7,205) and $518,325 (net of the ASC 740 reduction of $7,205), respectively, with a carryforward period of fifteen years that expire at various dates up to 2027. At March 31, 2012 the Company had a capital loss carryforward of $1,159 for federal income tax purposes. At December 31, 2011, the Company did not have a capital loss carryforward for federal income tax purposes. At March 31, 2012 and December 31, 2011, the Company had a foreign tax credit carryforward of $6,174 and $5,956, respectively, with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $4,616 and $2,488, at March 31, 2012 and December 31, 2011, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not incur or recognize any penalties in its financial statements at March 31, 2012. The Company incurred and recognized $5 in penalties in its financial statements at December 31, 2011. The Company recognized interest expense of $8 and $30 at March 31, 2012 and December 31, 2011, respectively.

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

The Company’s statutory net income for the three months ended March 31, 2012 and 2011 was $236,597 and $43,249, respectively. Statutory capital and surplus at March 31, 2012 and December 31, 2011 was $715,317 and $438,047, respectively.

During the first quarter 2012 and 2011, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2012 and December 31, 2011, net reinsurance receivables were $3,908 and $2,439, respectively. The Company has a reinsurance reserve of $308 and $383 at March 31, 2012 and December 31, 2011, respectively.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2012, 40% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2011, 41% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At March 31, 2012, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2012 and 2011, the Company incurred $2,873 and $2,191, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that was paid off in December 2011. During the three months ended March 31, 2012, the Company did not accrue and/or receive any interest. During the three months ended March 31, 2011, the Company accrued and/or received $1 of interest. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2012 and 2011, the Company incurred $22 and $34, respectively, under this agreement. There were no mortgage loan origination fees during the three months ended March 31, 2012 and 2011, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2012 and 2011, the Company incurred $428 and $549, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2012 and 2011, the Company incurred $8,284 and $11,594, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2012 and 2011, the Company incurred $102 and $107, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2012 and 2011, the Company received $447 and $469, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three months ended March 31, 2012 and 2011, the Company incurred $18 and $6, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three months ended March 31, 2012, the Company purchased $9,714 of fixed maturity AFS securities from affiliated companies. During the three months ended March 31, 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities, CDA and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	Annuity	Life Insurance	Total

Three months ended March 31, 2012
Net revenues (a)	$19,599	$19,351	$38,950
Amortization (accretion) of VOBA	4,946	(3,186)	1,760
Policy benefits (net of reinsurance recoveries)	(61,290)	11,346	(49,944)
Federal income tax benefit	(66,236)	(3,423)	(69,659)
Net income	125,292	11,707	136,999

Three months ended March 31, 2011
Net revenues (a)	$39,911	$19,940	$59,851
Amortization (accretion) of VOBA	6,472	(1,526)	4,946
Policy benefits (net of reinsurance recoveries)	(2,761)	9,070	6,309
Federal income tax expense (benefit)	(266)	2,093	1,827
Net income	19,386	6,672	26,058

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2011 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”), guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”). In addition, the Company sells a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)), which includes a stand-alone living benefit (“SALB”).

The Company’s gross earnings are principally derived from two sources:

•	the charges imposed on variable annuity, CDA and variable life insurance contracts, and

•	the net earnings from investment of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread.

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

Deposits

Total direct deposits (including internal exchanges) were $9.7 million and $9.6 million for the three months ended March 31, 2012 and 2011, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during the three months ended March 31, 2012 and 2011 were $1.2 million and $1.7 million, respectively.

Financial Condition

At March 31, 2012, the Company’s assets were $11.0 billion or $472.5 million higher than the $10.5 billion in assets at December 31, 2011. Assets excluding Separate Accounts assets increased $62.6 million. Separate Accounts assets, which represent 67% of total assets, increased $409.9 million to $7.4 billion. Changes in Separate Accounts assets were as follows:

	Three Months Ended March 31,
(dollars in millions)	2012	2011

Investment performance	$635.4	$339.9
Deposits	9.6	9.5
Policy fees and charges	(41.8)	(45.5)
Surrenders, benefits and withdrawals	(193.3)	(242.0)

Net change	$409.9	$61.9

During the first three months of 2012 and 2011, fixed contract owner deposits were $0.1 million and $0.1 million, respectively, and fixed contract owner withdrawals were $28.6 million and $30.4 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2011 with increases of 8%, 19% and 12%, respectively, from December 31, 2011.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 71% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2012. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2012, average variable account balances decreased $0.8 billion (or 10%) to $7.3 billion as compared to the same period in 2011.

Fluctuations in the U.S. equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guarantee provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will result in establishing greater guaranteed benefit liabilities as compared to current practice.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2012	2011
Average medium term interest rate yield (a)	0.52%	1.11%
Increase in medium term interest rates (in basis points)	12	14
Credit spreads (in basis points) (b)	199	147
Contracting of credit spreads (in basis points)	(86)	(28)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(3.7)	$(5.0)
Interest-sensitive policyholder liabilities	—	0.6

Net change on market valuations	$(3.7)	$(4.4)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2011 Annual Report on Form 10-K.

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as AFS which are reported at estimated fair value. In addition, the Company holds fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At March 31, 2012 and December 31, 2011, approximately $56.4 million (or 3%) and $56.7 million (or 3%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e.; company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

For the three months ended March 31, 2012 and 2011, the Company recorded an OTTI in income of $0.1 million, respectively, with no associated value of business acquired amortization.

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

At March 31, 2012 and December 31, 2011, there was $54.9 million and $55.7 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at March 31, 2012 and December 31, 2011 was $60.7 million and $61.8 million, respectively. There were no impaired mortgage loans at March 31, 2012. The general reserve at March 31, 2012 and December 31, 2011 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At March 31, 2012 and December 31, 2011, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into short futures contracts to hedge minimum guarantees on variable annuity contracts. The Company has also entered into variance swaps to hedge the costs of the volatility of the S&P market. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Net settlements on the futures occur daily. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. At termination the final fair value is recorded as a realized investment gain (loss) in the Statements of Income. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

At March 31, 2012, the Company had 430 outstanding short futures contracts with a notional amount of $150.8 million. At March 31, 2012, the Company had variance swaps with a notional value of $7.0 thousand and a net fair value of ($1.3) million. The Company recognized less than $0.1 million and ($1.5) million of gains (losses) from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three months ended March 31, 2012 and 2011, respectively. At December 31, 2011, the Company had 630 outstanding short futures contracts with a notional value of $197.3 million. At December 31, 2011, the Company had two variance swaps with a notional value of $5.0 thousand and a net fair value of ($1.3) million.

The Company can also receive collateral related to derivative transactions that it enters into. The credit support agreement contains a fair value threshold of $1.0 million over which collateral needs to be pledged by the Company or its counterparty. At March 31, 2012 and December 31, 2011, the Company did not pledge or receive collateral on derivative transactions.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At March 31, 2012 and December 31, 2011, the payable for collateral under securities loaned was $239.1 million and $244.0 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At March 31, 2012, the payable for collateral under securities loaned was $26.0 million. At March 31, 2012, the amortized cost of the reverse repurchase agreements was $25.9 million. The estimated fair value of the securities that were pledged to the counterparty to support the initial dollar roll was $25.7 million at March 31, 2012. There were no reverse repurchase agreements at December 31, 2011.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2012 and December 31, 2011, the Company’s VOBA asset was $304.5 million and $309.6 million, respectively. For the three months ended March 31, 2012 and 2011, the favorable impact to pre-tax income related to VOBA unlocking was $17.8 million and $2.6 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DAC asset of $40.6 million and $45.0 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2012 and 2011, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of $1.9 million and ($0.4) million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At March 31, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DSI asset of $9.0 million and $10.4 million, respectively. For the three months ended March 31, 2012 and 2011, there was an favorable (unfavorable) impact to pre-tax income related to DSI unlocking of $0.4 million and ($0.1) million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at March 31, 2012 and 2011, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2012 and December 31, 2011 were $1.4 billion and $1.5 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2012 and December 31, 2011, future policy benefits were $413.5 million and $475.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2012 and December 31, 2011, GMDB and GMIB liabilities included within future policy benefits were as follows:

	December 31,	December 31,
(dollars in millions)	March 31, 2012	December 31, 2011
GMDB liability	$117.1	$144.4
GMIB liability	58.7	78.7

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2012 and 2011, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $56.3 million and $14.1 million, respectively.

Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB and SALB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for contracts based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions.

At March 31, 2012 and December 31, 2011, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	December 31,	December 31,
(dollars in millions)	March 31, 2012	December 31, 2011
GMWB liability	$74.0	$108.6
GMIB reinsurance asset	(80.7)	(94.5)

At March 31, 2012, the future policy benefits related to SALB were less than $0.1 million.

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

At March 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. The valuation allowance for deferred tax assets at December 31, 2011 was $90.4 million. At March 31, 2012, management has determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. At December 31, 2011 the valuation allowance was related to deferred tax assets on a net operating loss carryforward and other assets that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2012. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 944, Financial Services—Insurance – Accounting Standards Update (“ASU”) 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts – modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts – adopted January 1, 2012.

•

ASC 860, Transfers and Servicing – ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreements – modifies the criteria for determining when a repurchase transaction should be accounted for as a secured borrowing or as a sale – adopted January 1, 2012.

•

ASC 820, Fair Value Measurements and Disclosures – ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS – amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (“IFRS”) – adopted January 1, 2012.

•	ASC 220, Comprehensive Income

•

ASU 2011-05, Presentation of Comprehensive Income – requires an entity to report components of comprehensive income in either a single continuous statement of comprehensive income or two separate but consecutive statements – adopted January 1, 2012.

•

ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 – defers the amendments in ASU 2011-05 that relate to presentation of reclassifications out of accumulated other comprehensive income – adopted January 1, 2012.

•

ASC 350, Intangibles—Goodwill and Other – ASU 2011-08, Testing Goodwill for Impairment – gives entities the option of performing a qualitative assessment to determine whether it is necessary to perform the two-step goodwill impairment test – adopted January 1, 2012.

The following outlines the adoption of recent accounting guidance in 2011. See Note 1 to the Financial Statements for a further discussion.

•

ASC 820, Fair Value Measurements and Disclosure – ASU 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – adopted January 1, 2011.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at March 31, 2012 and December 31, 2011 were:

	March 31, 2012
					% of Estimated Fair Value
		Gross Unrealized		Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)
Fixed maturity AFS securities
Corporate securities
Financial services	$315.6	$20.3	$(0.7)	$335.2	17%
Industrial	706.9	70.7	(1.3)	776.3	41
Utility	90.8	10.7	-	101.5	5
Asset-backed securities
Housing related	41.5	2.7	(6.0)	38.2	2
Credit cards	38.6	2.8	-	41.4	2
Autos	24.9	0.1	-	25.0	1
Timeshare	0.3	0.1	-	0.4	-
Commercial mortgage-backed securities - non agency backed	104.8	11.0	-	115.8	6
Residential mortgage-backed securities
Agency backed	88.9	4.4	(0.2)	93.1	5
Non agency backed	17.0	-	(2.3)	14.7	1
Municipals - tax exempt	1.1	0.1	-	1.2	-
Government and government agencies
United States	308.7	33.0	-	341.7	18
Foreign	8.9	1.6	-	10.5	1

Total fixed maturity AFS securities	1,748.0	157.5	(10.5)	1,895.0	99

Equity securities
Banking securities	30.2	0.6	(3.0)	27.8	1
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	5.8	-	-	5.8	-

Total equity securities	36.2	0.9	(3.0)	34.1	1

Total fixed maturity and equity securities	$1,784.2	$158.4	$(13.5)	$1,929.1	100%

	December 31, 2011
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$284.4	$14.4	$(1.9)	$296.9	16%
Industrial	693.7	72.4	(1.8)	764.3	40
Utility	90.8	12.2	-	103.0	6
Asset-backed securities
Housing related	43.2	2.0	(7.2)	38.0	2
Credit cards	47.8	3.6	-	51.4	3
Structured settlements	4.1	0.3	-	4.4	-
Autos	11.9	0.1	-	12.0	1
Timeshare	0.4	-	-	0.4	-
Commercial mortgage-backed securities - non agency backed	109.3	9.9	(0.2)	119.0	6
Residential mortgage-backed securities
Agency backed	65.6	4.1	-	69.7	4
Non agency backed	18.0	-	(3.5)	14.5	1
Municipals - tax exempt	1.1	0.1	-	1.2	-
Government and government agencies
United States	309.1	47.9	-	357.0	19
Foreign	8.9	1.4	-	10.3	1

Total fixed maturity AFS securities	1,688.3	168.4	(14.6)	1,842.1	99

Equity securities
Banking securities	30.2	-	(5.2)	25.0	1
Other financial services securities	0.2	0.2	-	0.4	-
Industrial securities	5.8	-	(0.1)	5.7	-

Total equity securities	36.2	0.2	(5.3)	31.1	1

Total fixed maturity and equity securities	$1,724.5	$168.6	$(19.9)	$1,873.2	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2012.

Six issuers represent more than 5% of the total unrealized loss position, comprised of four subprime ABS housing related holdings, one corporate security and one RMBS holding. The Company owns one investment grade corporate non-convertible security, issued by a U.S. banking institution with an unrealized loss of $0.1 million. The Company’s subprime ABS housing related unrealized loss is $6.9 million on holdings that have been impaired to discounted cash flows. The Company’s subprime ABS consist of four below investment grade deals whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. The Company’s RMBS unrealized loss is $2.8 million and relates to a securitized portfolio of prime 2005 hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows.

At March 31, 2012 and December 31, 2011, approximately $93.2 million (or 42%) and $69.7 million (or 34%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first three months of 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	March 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$24.1	$24.5	$(0.4)
Industrial	15.7	15.9	(0.2)
Asset-backed securities
Credit cards	9.2	9.2	-
Autos	6.3	6.3	-
Residential mortgage-backed securities - agency backed	25.8	26.0	(0.2)

Total fixed maturity and equity securities	81.1	81.9	(0.8)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	4.4	4.7	(0.3)
Industrial	8.1	8.5	(0.4)
Asset-backed securities - housing related	14.1	14.3	(0.2)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Equity securities - banking securities	10.2	11.1	(0.9)

Total fixed maturity and equity securities	36.9	38.7	(1.8)

Greater than one year
Corporate securities - utility	2.6	2.6	-

Total fixed maturity and equity securities	$2.6	$2.6	$-

	March 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Total of all investment grade AFS securities
Corporate securities
Financial services	$28.5	$29.2	$(0.7)
Industrial	23.8	24.4	(0.6)
Utility	2.6	2.6	-
Asset-backed securities
Housing related	14.1	14.3	(0.2)
Credit cards	9.2	9.2	-
Autos	6.3	6.3	-
Residential mortgage-backed securities - agency backed	25.8	26.0	(0.2)
Equity securities - banking securities	10.2	11.1	(0.9)

Total fixed maturity and equity securities	$120.5	$123.1	$(2.6)

Total number of securities in a continuous unrealized loss position			50

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$33.2	$35.1	$(1.9)
Industrial	11.7	12.6	(0.9)
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking securities	13.6	15.1	(1.5)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	105.7	110.6	(4.9)

Greater than six months but less than or equal to one year
Equity securities - banking securities	7.0	8.5	(1.5)

Total fixed maturity and equity securities	7.0	8.5	(1.5)

Greater than one year
Corporate securities
Financial services	4.0	4.0	-
Industrial	0.1	0.1	-
Utility	2.6	2.6	-

Total fixed maturity and equity securities	$6.7	$6.7	$-

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Total of all investment grade AFS securities
Corporate securities
Financial services	$37.2	$39.1	$(1.9)
Industrial	11.8	12.7	(0.9)
Utility	2.6	2.6	-
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking securities	20.6	23.6	(3.0)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	$119.4	$125.8	$(6.4)

Total number of securities in a continuous unrealized loss position			53

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$4.2	$4.3	$(0.1)

Total fixed maturity and equity securities	4.2	4.3	(0.1)

Greater than six months but less than or equal to one year
Corporate bonds - industrial	2.1	2.4	(0.3)

Total fixed maturity and equity securities	2.1	2.4	(0.3)

Greater than one year
Corporate securities - industrial	5.1	5.4	(0.3)
Asset-backed securities - housing related	12.3	18.1	(5.8)
Residential mortgage-backed securities - non agency backed	14.6	17.0	(2.4)
Equity securities - banking securities	4.6	6.5	(1.9)

Total fixed maturity and equity securities	$36.6	$47.0	$(10.4)

	March 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Total of all below investment grade AFS securities
Corporate securities - industrial	$11.4	$12.1	$(0.7)
Asset-backed securities - housing related	12.3	18.1	(5.8)
Residential mortgage-backed securities - non agency backed	14.6	17.0	(2.4)
Equity securities - banking securities	4.6	6.5	(1.9)

Total fixed maturity and equity securities	$42.9	$53.7	$(10.8)

Total number of securities in a continuous unrealized loss position			17

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$2.9	$3.3	$(0.4)

Total fixed maturity and equity securities	2.9	3.3	(0.4)

Greater than one year
Corporate securities - industrial	4.9	5.4	(0.5)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking securities	4.4	6.6	(2.2)

Total fixed maturity and equity securities	35.1	48.2	(13.1)

Total of all below investment grade AFS securities
Corporate securities - industrial	7.8	8.7	(0.9)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking securities	4.4	6.6	(2.2)

Total fixed maturity and equity securities	$38.0	$51.5	$(13.5)

Total number of securities in a continuous unrealized loss position			15

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 80% and 68% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2012 and December 31, 2011, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2012.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2012
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$4.2	$4.3	$(0.1)

		4.2	4.3	(0.1)

Greater than six months but less than or equal to one year	70% to 100%	2.1	2.4	(0.3)

		2.1	2.4	(0.3)

Greater than one year
	70% to 100%	30.0	35.7	(5.7)
	40% to 70%	6.6	11.3	(4.7)

		36.6	47.0	(10.4)

Total		$42.9	$53.7	$(10.8)

		December 31, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$2.9	$3.3	$(0.4)

		2.9	3.3	(0.4)

Greater than one year
	70% to 100%	20.8	25.2	(4.4)
	40% to 70%	14.3	23.0	(8.7)

		35.1	48.2	(13.1)

Total		$38.0	$51.5	$(13.5)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The assets depressed over 20% as well as over 40% and greater than one year at March 31, 2012 are related to ABS backed by subprime mortgages and preferred stock (ABN AMRO) with exposure to the banking sector. In regards to the ABS backed by subprime mortgages, as there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at March 31, 2012. The drop in price for the ABN AMRO preferred stock was primarily due to high illiquidity in the markets in general due to the European debt crisis.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2012 and December 31, 2011 by rating agency equivalent were:

	March 31, 2012		December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$452.0	$497.1	$460.0	$519.7
AA	202.2	220.3	218.5	237.6
A	703.4	762.7	618.4	673.1
BBB	324.0	352.6	325.4	353.4
Below investment grade	66.4	62.3	66.0	58.3

Total fixed maturity AFS securities	$1,748.0	$1,895.0	$1,688.3	$1,842.1

Investment grade	96%	97%	96%	97%
Below investment grade	4%	3%	4%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2012 and December 31, 2011, approximately $65.2 million (or 3%) and $61.8 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

For the three months ended March 31, 2012 and 2011, there was $0.1 million and $0.4 million, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. For the periods ended March 31, 2012 and 2011, there was $0.3 million and $0.9 million, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized gains of $0.3 million for the three months ended March 31, 2011, on the conversion of a fixed maturity trading security to preferred stock.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at March 2012 and December 31, 2011:

	March 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$16.7	$16.7	$-
Below BBB	18.0	12.3	(5.7)
Second lien (a)
Below BBB	2.9	5.4	2.5

Total	$37.6	$34.4	$(3.2)

	December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$17.8	$17.9	$0.1
Below BBB	18.2	11.3	(6.9)
Second lien (a)
Below BBB	3.3	5.0	1.7

Total	$39.3	$34.2	$(5.1)

	March 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$11.7	$5.0	$-	$-	$16.7
Below BBB	-	-	3.5	8.8	12.3
Second lien (a)
Below BBB	-	-	5.4	-	5.4

Total	$11.7	$5.0	$8.9	$8.8	$34.4

	December 31, 2011
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$12.5	$5.4	$-	$-	$17.9
Below BBB	-	-	2.9	8.4	11.3
Second lien (a)
Below BBB	-	-	5.0	-	5.0

Total	$12.5	$5.4	$7.9	$8.4	$34.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

The Company’s impairment losses were $0.1 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively, with no associated VOBA amortization. For the three months ended March 31, 2012, the Company impaired its holding of a previously OCI impaired 2007 vintage subprime mortgage asset-backed security due to an adverse change in cash flows. For the three months ended March 31, 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2012 and December 31, 2011, the Company’s assets included $2.1 billion and $2.3 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first three months of 2012 and 2011, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at May 11, 2012:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2012:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$202.5	$370.0	$332.4	$2,055.7	$2,960.6
Separate Accounts (a)	924.1	1,667.4	1,523.3	5,814.4	9,929.2

	$1,126.6	$2,037.4	$1,855.7	$7,870.1	$12,889.8

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2012 and December 31, 2011, the Company’s estimated liability for future guaranty fund assessments was $0.6 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $3.7 million and $3.8 million at March 31, 2012 and December 31, 2011, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended March 31, 2012 and 2011, the Company recorded net income of $137.0 million and $26.1 million, respectively. The increase in income during 2012 was primarily due to lower policy benefits and the release of the tax valuation allowance, partially offset by an increase in realized investment losses.

Policy charge revenue decreased $3.5 million during the three months ended March 31, 2012, as compared to the same period in 2011. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Asset-based policy charge revenue	$28.5	$31.0	$(2.5)	(a	)
Guaranteed benefit based policy charge revenue	6.5	6.7	(0.2)
Non-asset based policy charge revenue	13.2	14.0	(0.8)	(b	)

Total policy charge revenue	$48.2	$51.7	$(3.5)

(a)	The decrease in asset-based policy charge revenue for 2012 was principally due to the decrease in average variable account balances.
(b)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions.

Net realized investment losses increased $14.1 million to $19.9 million during the three months ended March 31, 2012 as compared to the same period in 2011. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Credit related losses	$(0.1)	$(0.1)	$-
Interest related gains	1.5	2.1	(0.6)
Equity related losses	(21.2)	(7.1)	(14.1)	(a	)
Associated amortization of VOBA	(0.1)	(0.7)	0.6

Total net realized investment gains (losses)	$(19.9)	$(5.8)	$(14.1)

Write-downs for OTTI included in net realized investment gains (losses)	$(0.1)	$(0.1)	$-

(a)

The change in equity related losses principally relates to the increase in net losses on futures contracts during 2012 as compared to 2011. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits decreased $56.2 million during the three months ended March 31, 2012 as compared to the same period in 2011. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Annuity benefit unlocking	$(56.3)	$(14.1)	$(42.2)	(a	)
Annuity benefit expense	(6.2)	10.9	(17.1)	(b	)
Amortization of deferred sales inducements	1.3	0.4	0.9
Life insurance mortality expense	11.3	9.1	2.2

Total policy benefits	$(49.9)	$6.3	$(56.2)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The decrease in annuity benefit expense was primarily due to the increase in risk neutral rates and higher equity market performance which resulted in a decrease in the fair value reserves in 2012 as compared to 2011.

Amortization of DAC was $4.5 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of $1.9 million and ($0.4) million, respectively. During the three months ended March 31, 2012, favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking as compared to the same period in 2011.

Amortization of VOBA was $1.7 million and $4.9 million for the three months ended March 31, 2012 and 2011, respectively, which included favorable unlocking of $17.8 million and $2.6 million. During the three months ended March 31, 2012, favorable equity market performance resulted in higher projected gross profits resulting in an increase in amortization and favorable unlocking as compared to the same period in 2011.

Insurance expenses and taxes decreased $3.2 million in the three months ended March 31, 2012 as compared to the same period in 2011. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2012	2011	Change
Commissions	$9.2	$12.5	$(3.3)	(a)
General insurance expenses	3.2	2.8	0.4
Taxes, licenses, and fees	0.1	0.4	(0.3)

Total insurance expenses and taxes	$12.5	$15.7	$(3.2)

(a)	The decrease in commissions is primarily due to higher 2011 trail commissions resulting from a system conversion.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

Nothing to report.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2011. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Transamerica Advisors Life Insurance Company

/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer and Controller

Date: May 11, 2012

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