Form 10-Q
period 2012-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2012-11-13
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2012 - $1,756,299; 2011 - $1,688,276)	$1,971,981	$1,842,081
Fixed maturity trading securities	-	2,521
Equity available-for-sale securities, at estimated fair value (cost: 2012 - $38,761; 2011 - $36,145)	40,189	31,040
Limited partnerships	6,692	8,119
Mortgage loans on real estate	53,412	55,667
Policy loans	766,812	792,602

Total investments	2,839,086	2,732,030

Cash and cash equivalents	301,249	328,844
Accrued investment income	39,731	37,986
Deferred policy acquisition costs	45,626	45,039
Deferred sales inducements	10,436	10,355
Value of business acquired	286,310	309,559
Goodwill	2,800	2,800
Current income taxes - net	6,279	-
Deferred income taxes - net	42,250	-
Reinsurance receivables - net	1,539	2,439
Receivable for investments sold - net	1,758	1,089
Other assets	36,903	38,606
Separate Accounts assets	7,116,735	7,007,468

Total Assets	$10,730,702	$10,516,215

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	September 30, 2012	December 31, 2011
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,408,139	$1,453,395
Future policy benefits	425,849	475,875
Claims and claims settlement expenses	37,615	45,504

Total policyholder liabilities and accruals	1,871,603	1,974,774

Payables for collateral under securities loaned and reverse repurchase agreements	276,202	243,982
Derivative liabilities	2,685	1,341
Current income taxes - net	-	2,450
Deferred income taxes - net	-	7,879
Affiliated payables - net	7,238	8,036
Other liabilities	6,813	7,382
Separate Accounts liabilities	7,116,735	7,007,468

Total Liabilities	9,281,276	9,253,312

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	101,018	75,229
Retained deficit	(20,728)	(181,462)

Total Stockholder’s Equity	1,449,426	1,262,903

Total Liabilities and Stockholder's Equity	$10,730,702	$10,516,215

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
	(unaudited)

Revenues
Policy charge revenue	$46,486	$49,253	$140,774	$152,709
Net investment income	27,736	38,317	86,906	100,991
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	(1,813)	-	(3,601)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	1,813	-	3,572
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	(79)	(216)	(953)

Net other-than-temporary impairment losses on securities recognized in income	-	(79)	(216)	(982)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(9,610)	19,253	(24,571)	12,998

Net realized investment gains (losses)	(9,610)	19,174	(24,787)	12,016

Total Revenues	64,612	106,744	202,893	265,716

Benefits and Expenses
Interest credited to policyholder liabilities	17,091	18,502	51,444	55,488
Policy benefits (net of reinsurance recoveries: 2012 - $4,159; $9,031; 2011 - $3,852; $12,627)	(9,404)	185,129	656	219,378
Reinsurance premium ceded	2,647	2,387	7,922	8,442
Amortization (accretion) of deferred policy acquisition costs	942	(14,186)	(279)	(12,258)
Amortization (accretion) of value of business acquired	7,288	(1,408)	7,802	8,491
Insurance expenses and taxes	12,374	12,262	37,526	41,427

Total Benefits and Expenses	30,938	202,686	105,071	320,968

Income (Loss) Before Taxes	33,674	(95,942)	97,822	(55,252)

Income Tax Expense (Benefit)
Current	485	(136)	1,411	(1,802)
Deferred	9,961	(6,534)	(64,323)	(8,702)

Income Tax Expense (Benefit)	10,446	(6,670)	(62,912)	(10,504)

Net Income (Loss)	$23,228	$(89,272)	$160,734	$(44,748)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2012	2011	2012	2011
	(unaudited)

Net Income (Loss)	$23,228	$(89,272)	$160,734	$(44,748)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains arising during the period	42,517	58,164	80,612	78,692
Reclassification adjustment for gains included in net income	(1,271)	(864)	(3,683)	(2,772)

	41,246	57,300	76,929	75,920

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	(1,813)	-	(3,572)
Change in previously recognized unrealized other-than-temporary impairments	(5,416)	4,110	(8,770)	3,900
Reclassification adjustment for other-than-temporary impairments included in net income	-	79	251	953

	(5,416)	2,376	(8,519)	1,281

Adjustments
Policyholder liabilities	(7,917)	932	(13,137)	1,609
Value of business acquired	(7,081)	(9,117)	(15,292)	(10,014)
Deferred income taxes	(7,395)	(18,280)	(14,192)	(24,345)

	(22,393)	(26,465)	(42,621)	(32,750)

Total other comprehensive income, net of taxes	13,437	33,211	25,789	44,451

Comprehensive Income (Loss)	$36,665	$(56,061)	$186,523	$(297)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	September 30, 2012	December 31, 2011
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income
Balance at beginning of period	$75,229	$27,487
Total other comprehensive income, net of taxes	25,789	47,742

Balance at end of period	$101,018	$75,229

Retained Deficit
Balance at beginning of period	$(181,462)	$(200,121)
Net income	160,734	18,659

Balance at end of period	$(20,728)	$(181,462)

Total Stockholder’s Equity	$1,449,426	$1,262,903

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$160,734	$(44,748)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(587)	(12,616)
Change in deferred sales inducements	(81)	(2,882)
Change in value of business acquired	7,802	8,491
Change in benefit reserves	(46,520)	163,974
Change in income tax accruals	(73,052)	(11,010)
Change in claims and claims settlement expenses	(7,889)	9,649
Change in other operating assets and liabilities, net	(1,180)	(8,088)
Amortization of investments	1,161	1,106
Limited partnership asset distributions	-	(1,152)
Interest credited to policyholder liabilities	51,444	55,488
Net change in fixed maturity trading securities	(111)	(348)
Net realized investment (gains) losses	24,787	(12,016)

Net cash and cash equivalents provided by operating activities	116,508	145,848

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	239,298	142,961
Maturities of available-for-sale securities and mortgage loans	155,551	83,340
Purchases of available-for-sale securities	(458,895)	(374,776)
Sales of trading securities	2,632	20,944
Sales of limited partnerships	1,097	2,301
Change in affiliated short-term note receivable	-	(50,000)
Change in payable for collateral under securities loaned and reverse repurchase agreements	32,220	111,185
Change in derivative collateral	-	2,717
Changes in derivative asset	-	(3,824)
Change in derivative liability	1,344	(353)
Policy loans on insurance contracts, net	25,790	24,176
Net settlement on futures contracts	(30,127)	8,313
Other	330	(2,062)

Net cash and cash equivalents used in investing activities	$(30,760)	$(35,078)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended September 30,
(dollars in thousands)	2012	2011
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$20,498	$21,093
Policyholder withdrawals	(133,841)	(144,363)

Net cash and cash equivalents used in financing activities	(113,343)	(123,270)

Net decrease in cash and cash equivalents (1)	(27,595)	(12,500)
Cash and cash equivalents, beginning of year	328,844	308,614

Cash and cash equivalents, end of period	$301,249	$296,114

(1) Included in net decrease in cash and cash equivalents is interest received (2012 - $0; 2011 - $64); interest paid (2012 - $3; 2011 - $16); and Federal income taxes paid (2012 - $10,000; 2011 - $500).

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,281,875	$-	$1,281,875
Asset-backed securities	-	97,101	4,814	101,915
Commercial mortgage-backed securities	-	112,250	-	112,250
Residential mortgage-backed securities	-	101,767	344	102,111
Municipals	-	1,188	-	1,188
Government and government agencies
United States	361,649	-	-	361,649
Foreign	3,840	7,153	-	10,993

Total fixed maturity AFS securities (a)	365,489	1,601,334	5,158	1,971,981
Equity securities (a)
Banking securities	-	33,377	-	33,377
Other financial services securities	-	468	-	468
Industrial securities	-	6,344	-	6,344

Total equity securities (a)	-	40,189	-	40,189
Cash equivalents (b)	-	308,657	-	308,657
Limited partnerships (c)	-	-	6,692	6,692
Separate Accounts assets (d)	7,116,735	-	-	7,116,735

Total assets	$7,482,224	$1,950,180	$11,850	$9,444,254

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(14,399)	$(14,399)
Derivative liabilities (f)	-	2,685	-	2,685

Total liabilities	$-	$2,685	$(14,399)	$(11,714)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,164,173	$-	$1,164,173
Asset-backed securities	-	96,783	9,365	106,148
Commercial mortgage-backed securities	-	119,050	-	119,050
Residential mortgage-backed securities	-	82,770	1,449	84,219
Municipals	-	1,210	-	1,210
Government and government agencies
United States	356,960	-	-	356,960
Foreign	3,779	6,542	-	10,321

Total fixed maturity AFS securities (a)	360,739	1,470,528	10,814	1,842,081
Fixed maturity trading securities (a) - corporate securities	-	2,521	-	2,521
Equity securities (a)
Banking securities	-	24,993	-	24,993
Other financial services securities	-	394	-	394
Industrial securities	-	5,653	-	5,653

Total equity securities (a)	-	31,040	-	31,040
Cash equivalents (b)	-	336,130	-	336,130
Limited partnerships (c)	-	-	8,119	8,119
Separate Accounts assets (d)	7,007,468	-	-	7,007,468

Total assets	$7,368,207	$1,840,219	$18,933	$9,227,359

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$14,120	$14,120
Derivative liabilities (f)	-	1,341	-	1,341

Total liabilities	$-	$1,341	$14,120	$15,461

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At September 30, 2012 and December 31, 2011, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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

During 2012 and 2011, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$8,119	$10,814	$9,415	$14,634

Change in unrealized gains (b)	-	605	-	840
Sales	(1,097)	(6,832)	(2,663)	(4,191)
Transfers into Level 3	-	-	-	4
Transfers out of Level 3	-	-	-	(508)
Changes in valuation (c)	(330)	300	215	35
Net realized investment gains (d)	-	271	1,152	-

Balance at end of period (a)	$6,692	$5,158	$8,119	$10,814

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at September 30, 2012 was primarily due to sales. The decrease in Level 3 fixed maturity AFS securities at December 31, 2011 was primarily due to sales and availability of market observable data (Level 2).

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 105 basis points (“bps”) and 135 bps at September 30, 2012 and December 31, 2011, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.6% at September 30, 2012 and 25.7% at December 31, 2011. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$108,637	$(94,517)	$31,001	$(56,417)

Changes in interest rates (a)	5,537	(8,081)	55,032	(27,361)
Changes in equity markets (a)	(22,204)	9,419	20,561	(9,759)
Other (a)	(13,718)	528	2,043	(980)

Balance at end of period (b)	$78,252	$(92,651)	$108,637	$(94,517)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2012, the change in the GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance. The SALB reserve was $1 due to low sales volume in the first nine months of 2012. During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance.

The Level 3 assets at September 30, 2012 consist of residential mortgage-backed securities (“RMBS”) and asset-backed securities (“ABS”) that are valued using a discounted cash flow approach. This approach utilizes assumptions that are typically developed based upon assumptions observed for similar securities, to the extent possible, with reviews performed on any significant changes in measurements from one period to the next. The primary unobservable assumptions used in the fair value measurement of these securities are prepayment rates, probability of default, and loss severity in the event of default. Increases (decreases) in any of those inputs would result in a lower (higher) fair value measurement. Typically, changes in the assumptions used for the probability of default and loss severity move in the same direction, while changes in the assumption used for prepayment rates would move in the opposite direction.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at September 30, 2012:

Description	September 30, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Structured securities
Asset-backed securities	$4,814
Residential mortgage-backed securities	344

Total structured securities	5,158	Discounted cash flows	Constant prepayment rate	1% -10% (8.8%)
			Probability of default	5% -12% (5.9%)
			Loss severity	65% - 103% (98.1%)

Limited partnership	6,692	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$11,850

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$78,252	Discounted cash flow	Own credit risk	105 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(92,651)	Discounted cash flow	Own credit risk	105 bps
			Long-term volatility	25%

Total liabilities	$(14,399)

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at September 30, 2012 and December 31, 2011:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$60,430	$60,430
Policy loans (b)	-	766,812	-	766,812

Total assets	$-	$766,812	$60,430	$827,242

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$61,833	$61,833
Policy loans (b)	-	792,602	-	792,602

Total assets	$-	$792,602	$61,833	$854,435

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2012 and December 31, 2011 were:

	September 30, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,143,790	$139,905	$(1,820)	$1,281,875
Asset-backed securities	98,888	5,082	(2,055)	101,915
Commercial mortgage-backed securities	99,958	12,292	-	112,250
Residential mortgage-backed securities	96,864	5,477	(230)	102,111
Municipals	1,077	111	-	1,188
Government and government agencies
United States	306,881	54,768	-	361,649
Foreign	8,841	2,152	-	10,993

Total fixed maturity AFS securities	$1,756,299	$219,787	$(4,105)	$1,971,981

Equity securities
Banking securities	$32,820	$1,824	$(1,267)	$33,377
Other financial services securities	150	318	-	468
Industrial securities	5,791	553	-	6,344

Total equity securities	$38,761	$2,695	$(1,267)	$40,189

	December 31, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,068,904	$99,060	$(3,791)	$1,164,173
Asset-backed securities	107,373	5,944	(7,169)	106,148
Commercial mortgage-backed securities	109,318	9,913	(181)	119,050
Residential mortgage-backed securities	83,576	4,108	(3,465)	84,219
Municipals	1,124	86	-	1,210
Government and government agencies
United States	309,063	47,897	-	356,960
Foreign	8,918	1,403	-	10,321

Total fixed maturity AFS securities	$1,688,276	$168,411	$(14,606)	$1,842,081

Equity securities
Banking securities	$30,189	$-	$(5,196)	$24,993
Other financial services securities	165	229	-	394
Industrial securities	5,791	-	(138)	5,653

Total equity securities	$36,145	$229	$(5,334)	$31,040

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2012 and December 31, 2011 were:

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,686,784	$1,899,436	$1,622,322	$1,783,734
Below investment grade	69,515	72,545	65,954	58,347

Total fixed maturity AFS securities	$1,756,299	$1,971,981	$1,688,276	$1,842,081

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P BBB- or higher (or similar rating agency). At September 30, 2012 and December 31, 2011, the estimated fair value of fixed maturity securities rated BBB- were $94,246 and $61,750 respectively, which is the lowest investment grade rating given by S&P.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2012 and December 31, 2011 by contractual maturities were:

	September 30, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$80,450	$82,195	$44,125	$44,653
Due after one year through five years	246,492	265,994	243,351	256,758
Due after five years through ten years	875,597	980,078	876,074	949,419
Due after ten years	258,050	327,438	224,459	281,834

	1,460,589	1,655,705	1,388,009	1,532,664
Mortgage-backed securities and other asset-backed securities	295,710	316,276	300,267	309,417

Total fixed maturity AFS securities	$1,756,299	$1,971,981	$1,688,276	$1,842,081

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

For the three months ended September 30, 2012, there was no earned investment income on fixed maturity trading securities and no income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. For the nine months ended September 30, 2012, there was $101 earned investment income on fixed maturity trading securities and $1,069 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized losses of $960, during the nine months ended September 30, 2012, on the conversion of a fixed maturity trading security to preferred stock. For the three and nine months ended September 30, 2011, there was $90 and $581, respectively, of investment income on fixed maturity trading securities and ($759) and $416, respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of $98 for the nine months ended September 30, 2011, on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$26,079	$26,655	$(576)
Asset-backed securities	13,636	13,650	(14)
Residential mortgage-backed securities	12	12	-

Total fixed maturity and equity securities	39,727	40,317	(590)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,898	4,068	(170)
Residential mortgage-backed securities	32	33	(1)

Total fixed maturity and equity securities	3,930	4,101	(171)

Greater than one year
Fixed maturity AFS securities
Corporate securities	19,399	20,473	(1,074)
Asset-backed securities	18,714	20,755	(2,041)
Residential mortgage-backed securities	11,297	11,526	(229)
Equity securities - banking securities	5,364	6,631	(1,267)

Total fixed maturity and equity securities	54,774	59,385	(4,611)

Total fixed maturity and equity securities	$98,431	$103,803	$(5,372)

	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$47,771	$51,014	$(3,243)
Asset-backed securities	33,112	33,399	(287)
Commercial mortgage-backed securities	8,312	8,493	(181)
Residential mortgage-backed securities	102	105	(3)
Equity securities
Banking securities	13,648	15,058	(1,410)
Industrial securities	5,653	5,791	(138)

Total fixed maturity and equity securities	$108,598	$113,860	$(5,262)

	December 31, 2011
(continued)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than six months but less than or equal to one year
Equity securities - banking securities	$6,973	$8,500	$(1,527)

Total fixed maturity and equity securities	6,973	8,500	(1,527)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,545	12,093	(548)
Asset-backed securities	11,284	18,166	(6,882)
Residential mortgage-backed securities	14,576	18,038	(3,462)
Equity securities - banking securities	4,372	6,631	(2,259)

Total fixed maturity and equity securities	41,777	54,928	(13,151)

Total fixed maturity and equity securities	$157,348	$177,288	$(19,940)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 53 and 68 at September 30, 2012 and December 31, 2011, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$6,313	$(2,256)	2

Total	$6,313	$(2,256)	2

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$2,381	$(635)	2
Greater than one year	25,483	(11,929)	7

Total	$27,864	$(12,564)	9

Decline > 40%
Greater than one year	$3,544	$(3,039)	2

Total	$3,544	$(3,039)	2

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the first nine months of 2012 and 2011, were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Assets
Fixed maturity securities	$215,682	$153,805
Equity securities	1,428	(5,105)
Value of business acquired	(47,356)	(32,064)

	169,754	116,636

Liabilities
Policyholder account balances	(13,137)	-
Federal income taxes - deferred	(55,599)	(41,407)

	(68,736)	(41,407)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$101,018	$75,229

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums collected during the three and nine months ended September 30, 2012. There were no prepayment premiums collected during the three months ended September 30, 2011. There was $75 of prepayment premiums collected during the nine months ended September 30, 2011.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at September 30, 2012 and December 31, 2011 was $28, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at September 30, 2012 and December 31, 2011. The change in the credit loss allowances on mortgage loans by type of property at September 30, 2012 and December 31, 2011 was as follows:

Commercial	September 30, 2012	December 31, 2011
Balance at beginning of period	$28	$666

Charge offs	-	(633)
Provision	-	(5)

Balance at end of period	$28	$28

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, and California which account for approximately 75% of mortgage loans at September 30, 2012.

The credit quality of mortgage loans by type of property at September 30, 2012 and December 31, 2011 was as follows:

Commercial	September 30, 2012	December 31, 2011
AAA - AA	$21,108	$21,949
A	32,332	22,471
BBB	-	11,275

Total mortgage loans on real estate	53,440	55,695
Less: general reserve	(28)	(28)

Total mortgage loans on real estate, net	$53,412	$55,667

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

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At September 30, 2012 and December 31, 2011, the payable for collateral under securities loaned was $244,287 and $243,982, respectively. The amortized cost of securities out on loan at September 30, 2012 and December 31, 2011 was $207,791 and $205,909, respectively. The estimated fair value of securities out on loan at September 30, 2012 and December 31, 2011 was $237,315 and $239,207, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions. At September 30, 2012, the payable for collateral under securities pledged was $31,915. The amortized cost of the reverse repurchase agreements at September 30, 2012 was $31,675. The estimated fair value of the securities that were pledged was $32,371 at September 30, 2012. There were no reverse repurchase agreements at December 31, 2011.

Derivatives

The Company uses derivatives to manage the capital market risk associated with the GMWB. The derivatives, which are S&P futures contracts, are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures contracts occur daily. The Company also entered into variance swaps to hedge the costs of the volatility of the S&P market. The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. At September 30, 2012, the Company had 460 outstanding short futures contracts with a notional value of $164,933. At September 30, 2012, the Company had variance swaps with a notional value of $11 and a net fair value of ($2,685). The Company recognized $2,321 and $1,344, respectively, of realized losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and nine months ended September 30, 2012. The Company recognized $6,340 and $2,462, respectively, of realized gains from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and nine months ended September 30, 2011. At December 31, 2011, the Company had 630 outstanding short futures contracts with a notional value of $197,285. At December 31, 2011, the Company had variance swaps with a notional value of $5 and a net fair value of ($1,341).

The Company can also receive collateral related to derivative transactions that it enters into. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At September 30, 2012 and December 31, 2011, there was no cash collateral pledged or received on derivative transactions in accordance with the credit support agreement due to market value swings on variance swaps.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Proceeds	$127,151	$66,027	$239,298	$140,087
Gross realized investment gains	2,085	2,782	5,974	5,752
Gross realized investment losses	(124)	(11)	(223)	(231)

Proceeds on AFS securities sold at a realized loss	2,859	1,584	5,373	5,447

Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Fixed maturity AFS securities	$1,957	$2,692	$5,466	$4,510
Equity securities	-	-	29	29
Limited partnerships	-	(58)	-	(58)
Mortgages	-	1	-	242
Derivatives	(11,443)	16,539	(30,127)	8,313
Adjustment related to value of business acquired	(124)	-	(155)	(1,020)

Net realized investment gains (losses)	$(9,610)	$19,174	$(24,787)	$12,016

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Balance at beginning of period	$2,229	$2,014
Credit loss impairment recognized in the current period on securities not previously impaired	-	27
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	251	1,004
Accretion of credit loss impairments previously recognized	(835)	(816)

Balance at end of period	$1,645	$2,229

The components of OTTI reflected in the Statements of Income for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$-	$-	$-	$251	$-	$251
Value of business acquired amortization	-	-	-	(35)	-	(35)

Net OTTI losses	$-	$-	$-	$216	$-	$216

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income

Gross OTTI losses	$1,892	$1,813	$79	$4,554	$3,572	$982
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI losses	$1,892	$1,813	$79	$4,554	$3,572	$982

For the three months ended September 30, 2012, the Company did not incur any impairment losses. For the nine months ended September 30, 2012, the Company recognized $216 of impairment losses in the Statements of Income, net of value of business acquired amortization. During the second quarter 2012, the Company impaired its previously OCI impaired holding of a 2005 vintage residential mortgage asset-backed security and a 2007 vintage subprime residential mortgage asset-backed security due to an adverse change in cash flows. In the first quarter 2012, the Company impaired its holding of a previously OCI impaired 2007 vintage subprime mortgage asset-backed security due to an adverse change in cash flows. For the three and nine months ended September 30, 2011, the Company’s impairment losses recognized in the Statements of Income were $79 and $982, respectively, with no associated value of business acquired amortization. During the third quarter 2011, the Company impaired its holding of previously impaired 2006 vintage and two 2007 vintage subprime mortgage asset-backed securities for $79 due to an adverse change in cash flows. During the second quarter 2011, the Company impaired its holding of a 2006 vintage and two 2007 vintage subprime mortgage asset-backed securities for $27 and $546, respectively, and a corporate bond for $258 due to an adverse change in cash flows. During the first quarter 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage asset-backed security due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at September 30, 2012 and 2011, respectively.

The change in the carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Accretion (amortization) expense	$(2,664)	$43,222	$(11,854)	$29,588
Unlocking	(4,624)	(41,814)	4,052	(38,079)
Adjustment related to realized gains on investments	(124)	-	(155)	(1,020)
Adjustment related to unrealized gains and OTTI on investments	(7,081)	(9,117)	(15,292)	(10,014)

Change in VOBA carrying amount	$(14,493)	$(7,709)	$(23,249)	$(19,525)

The nine months ended September 30, 2012 were impacted by higher gross profits, principally driven by the decrease in fair value reserves and favorable equity market performance resulting in amortization and favorable unlocking. The nine months ended September 30, 2011, were principally driven by negative gross profits from unfavorable equity markets and long-term interest rate assumption changes in the third quarter 2011 resulting in unfavorable unlocking and accretion.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
DAC	2012	2011	2012	2011
Capitalization	$123	$80	$308	$358
Accretion (amortization) expense	(942)	14,631	(635)	14,749
Unlocking	-	(445)	914	(2,491)

Change in DAC carrying amount	$(819)	$14,266	$587	$12,616

	Three Months Ended September 30,		Nine Months Ended September 30,
DSI	2012	2011	2012	2011
Capitalization	$8	$14	$16	$39
Accretion (amortization) expense	(215)	3,330	(464)	3,357
Unlocking	-	(102)	529	(514)

Change in DSI carrying amount	$(207)	$3,242	$81	$2,882

The nine months ended September 30, 2012 was impacted by higher gross profits, principally driven by the decrease in fair value reserves and favorable equity market performance resulting in amortization and favorable unlocking. The nine months ended September 30, 2011, were principally driven by negative gross profits from unfavorable equity markets and long-term interest rate assumption changes in the third quarter 2011 resulting in unfavorable unlocking and accretion.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and nine months ended

September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
GMDB	2012	2011	2012	2011
Guaranteed benefits incurred	$8,915	$8,223	$25,538	$25,424
Guaranteed benefits paid	(5,570)	(16,559)	(20,733)	(32,604)
Unlocking	8,304	68,149	(4,750)	62,384

Total	$11,649	$59,813	$55	$55,204

	Three Months Ended September 30,		Nine Months Ended September 30,
GMIB	2012	2011	2012	2011
Guaranteed benefits incurred	$3,845	$3,531	$11,869	$9,349
Unlocking	(16,641)	52,844	(29,273)	49,360

Total	$(12,796)	$56,375	$(17,404)	$58,709

During the three and nine months ended September 30, 2012, the change in reserve was primarily driven by favorable equity market performance and policyholder behavior assumption changes. The three and nine months ended September 30, 2011 were impacted by unfavorable equity market performance and long-term interest rate assumption changes resulting in unfavorable unlocking.

The variable annuity GMDB liability at September 30, 2012 and December 31, 2011 was $144,435 and $144,380, respectively. The variable annuity GMIB liability at September 30, 2012 and December 31, 2011 was $61,270 and $78,674, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and nine months ended September 30, 2012 and 2011, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was (64%) and 19% for the nine months ended September 30, 2012 and 2011, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

At September 30, 2012, the Company did not have a tax valuation allowance for deferred tax assets. The valuation allowance for deferred tax assets at December 31, 2011 was $90,402. At March 31, 2012, management determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. At December 31, 2011 the valuation allowance was related to deferred tax assets on a net operating loss carryforward and other assets that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,648 (gross $7,566) and $2,522 (gross $7,205) that should not be recognized at September 30, 2012 and December 31, 2011, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	September 30, 2012	December 31, 2011
Balance at beginning of period	$2,522	$4,299
Additions for tax positions of prior years	126	-
Reductions for tax positions of prior years	-	(1,777)

Balance at end of period	$2,648	$2,522

At September 30, 2012 and December 31, 2011, the Company had an operating loss carryforward for federal income tax purposes of $413,502 (net of the ASC 740 reduction of $7,566) and $518,325 (net of the ASC 740 reduction of $7,205), respectively, with a carryforward period of fifteen years that expire at various dates up to 2027. At September 30, 2012 and December 31, 2011, the Company did not have a capital loss carryforward for federal income tax purposes. At September 30, 2012 and December 31, 2011, the Company had a foreign tax credit carryforward of $7,147 and $5,956, respectively, with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $4,425 and $2,488, at September 30, 2012 and December 31, 2011, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at September 30, 2012. The Company has recognized $5 in penalties in its financial statements at December 31, 2011. The Company recognized interest income (expense) of $30 and ($30) at September 30, 2012 and December 31, 2011, respectively.

The Company files a separate income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2011, 2010, 2009 and 2008, but no examination by the Internal Revenue Service has commenced.

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

The Company’s statutory net income (loss) for the nine months ended September 30, 2012 and 2011 was $177,119 and ($377,815), respectively. Statutory capital and surplus at September 30, 2012 and December 31, 2011 was $645,383 and $438,047, respectively.

During the first nine months of 2012 and 2011, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2012 and December 31, 2011, net reinsurance receivables were $1,539 and $2,439, respectively. The Company did not have a reinsurance reserve at September 30, 2012. At December 31, 2011, the Company had a reinsurance reserve of $383.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At September 30, 2012, 39% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2011, 41% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At September 30, 2012, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine months ended September 30, 2012, the Company incurred $2,818 and $8,438, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2011, the Company incurred $2,048 and $6,391, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that was paid off in December 2011. During the three and nine months ended September 30, 2012, the Company did not accrue and/or receive any interest. During the three and nine months ended September 30, 2011, the Company accrued and/or received $32 and $64 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine months ended September 30, 2012, the Company incurred $21 and $65, respectively, under this agreement. During the three and nine months ended September 30, 2011, the Company incurred $32 and $100, respectively, under this agreement. There were no mortgage loan origination fees during the three and nine months ended September 30, 2012 and 2011, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2012, the Company incurred $418 and $1,275, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2011, the Company incurred $554 and $1,648, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2012, the Company incurred $8,294 and $24,619, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2011, the Company incurred $8,400 and $29,515, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and nine months ended September 30, 2012, the Company incurred $100 and $301, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2011, the Company incurred $105 and $324, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three and nine months ended September 30, 2012, the Company received $434 and $1,314, respectively, in revenue under this agreement. During the three and nine months ended September 30, 2011, the Company received $454 and $1,404, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three and nine months ended September 30, 2012, the Company incurred $6 and $30, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred. During the three and nine months ended September 30, 2011, the Company incurred $5 and $16, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three and nine months ended September 30, 2012, the Company purchased $40,194 and $55,294 of fixed maturity AFS securities from affiliated companies. During the three months ended September 30, 2012, the Company did not sell any fixed maturity AFS securities or mortgage loans on real estate to affiliated companies. During the nine months ended September 30, 2012, the Company sold $9,174 of fixed maturity AFS securities to affiliated companies. During the three months ended September 30, 2011, the Company did not buy or sell any fixed maturity AFS securities or mortgage loans on real estate from/to affiliated companies. During the nine months ended September 30, 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and nine months ended:

	Annuity	Life Insurance	Total

Three months ended September 30, 2012
Net revenues (a)	$28,969	$18,552	$47,521
Amortization (accretion) of VOBA	10,669	(3,381)	7,288
Policy benefits (net of reinsurance recoveries)	(15,813)	6,409	(9,404)
Income tax expense	5,556	4,890	10,446
Net income	15,455	7,773	23,228

Three months ended September 30, 2011
Net revenues (a)	$69,646	$18,596	$88,242
Amortization (accretion) of VOBA	(12,385)	10,977	(1,408)
Policy benefits (net of reinsurance recoveries)	175,307	9,822	185,129
Income tax benefit	(5,716)	(954)	(6,670)
Net loss	(85,536)	(3,736)	(89,272)

	Annuity	Life Insurance	Total

Nine months ended September 30, 2012
Net revenues (a)	$95,100	$56,349	$151,449
Amortization of VOBA	7,449	353	7,802
Policy benefits (net of reinsurance recoveries)	(25,463)	26,119	656
Income tax expense (benefit)	(63,657)	745	(62,912)
Net income	140,020	20,714	160,734

Nine months ended September 30, 2011
Net revenues (a)	$152,334	$57,894	$210,228
Amortization (accretion) of VOBA	(5,336)	13,827	8,491
Policy benefits (net of reinsurance recoveries)	193,832	25,546	219,378
Income tax expense (benefit)	(12,509)	2,005	(10,504)
Net income (loss)	(51,950)	7,202	(44,748)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

The Company makes available, free of charge, annual reports on Form 10-K, quarterly reports on 10-Q, and current reports on Form 8-K. This information is available through the About US – Financial Strength section of the Transamerica website at www.Transamerica.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Deposits

Total direct deposits (including internal exchanges) were $12.0 million and $25.1 million, respectively, for the three and nine months ended September 30, 2012. Total direct deposits (including internal exchanges) were $8.4 million and $25.5 million, respectively, for the three and nine months ended September 30, 2011. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At September 30, 2012, the Company’s assets were $10.7 billion or $214.5 million higher than the $10.5 billion in assets at December 31, 2011. Assets excluding Separate Accounts assets increased $105.2 million. Separate Accounts assets, which represent 66% of total assets, increased $109.3 million to $7.1 billion. Changes in Separate Accounts assets were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2012	2011

Investment performance	$738.0	$(543.9)
Deposits	24.5	24.8
Policy fees and charges	(123.6)	(132.2)
Surrenders, benefits and withdrawals	(529.6)	(718.3)

Net change	$109.3	$(1,369.6)

During the first nine months of 2012 and 2011, fixed contract owner deposits were $0.1 million and $0.1 million, respectively, and fixed contract owner withdrawals were $78.6 million and $87.7 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Price Index (“S&P”). The Dow, NASDAQ and S&P ended September 30, 2012 with increases of 4%, 6% and 6%, respectively, from June 30, 2012. The Dow, NASDAQ and S&P ended September 30, 2012 with increases of 10%, 20% and 15%, respectively, from December 31, 2011.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 70% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2012. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the nine months ended September 30, 2012, average variable account balances decreased $0.7 billion (or 10%) to $7.1 billion as compared to the same period in 2011.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Average medium term interest rate yield (a)	0.34%	0.45%	0.34%	0.45%
Decrease in medium term interest rates (in basis points)	(8)	(35)	(6)	(52)
Credit spreads (in basis points) (b)	160	279	160	279
Expanding (contracting) of credit spreads (in basis points)	(55)	106	(125)	104

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$35.8	$59.7	$68.4	$77.2
Interest-sensitive policyholder liabilities	(7.9)	0.9	(13.1)	1.6

Net change on market valuations	$27.9	$60.6	$55.3	$78.8

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At September 30, 2012 and December 31, 2011, approximately $58.9 million (or 3%) and $56.7 million (or 3%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three months ended September 30, 2012, the Company did not record any OTTI in income. For the nine months ended September 30, 2012, the Company recorded $0.2 million, net of associated value of business acquired amortization. For the three and nine months ended September 30, 2011, the Company recorded an OTTI in income of $0.1 million and $1.0 million, respectively, with no associated value of business acquired amortization.

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

At September 30, 2012 and December 31, 2011, there was $53.4 million and $55.7 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at September 30, 2012 and December 31, 2011 was $60.4 million and $61.8 million, respectively. There were no impaired mortgage loans at September 30, 2012. The general reserve at September 30, 2012 and December 31, 2011 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At September 30, 2012 and December 31, 2011, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

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

At September 30, 2012, the Company had 460 outstanding short futures contracts with a notional amount of $164.9 million. At September 30, 2012, the Company had variance swaps with a notional value of $11.0 thousand and a net fair value of ($2.7) million. The Company recognized $2.3 million and $1.3 million, respectively, of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and nine months ended September 30, 2012. The Company recognized $6.3 million and $2.5 million, respectively, of gains from the change in fair value of the variance swaps in net investment income in the Statements of Income during the three and nine months ended September 30, 2011. At December 31, 2011, the Company had 630 outstanding short futures contracts with a notional value of $197.3 million. At December 31, 2011, the Company had two variance swaps with a notional value of $5.0 thousand and a net fair value of ($1.3) million.

The Company can also receive collateral related to derivative transactions that it enters into. The credit support agreement contains a fair value threshold of $1.0 million over which collateral needs to be pledged by the Company or its counterparty. At September 30, 2012 and December 31, 2011, the Company did not pledge or receive collateral on derivative transactions.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At September 30, 2012 and December 31, 2011, the payable for collateral under securities loaned was $244.3 million and $244.0 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At September 30, 2012, the payable for collateral under securities pledged was $31.9 million. At September 30, 2012, the amortized cost of the reverse repurchase agreements was $31.7 million. The estimated fair value of the securities that were pledged to the counterparty to support the initial dollar roll was $32.4 million at September 30, 2012. There were no reverse repurchase agreements at December 31, 2011.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At September 30, 2012 and December 31, 2011, the Company’s VOBA asset was $286.3 million and $309.6 million, respectively. For the three and nine months ended September 30, 2012, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $4.1 million and ($4.6) million, respectively. For the three and nine months ended September 30, 2011, the unfavorable impact to pre-tax income related to VOBA unlocking was $41.8 million and $38.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DAC asset of $45.6 million and $45.0 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended September 30, 2012, there was no DAC unlocking. For the nine months ended September 30, 2012, there was a favorable impact to pre-tax income related to DAC unlocking of $0.9 million, respectively. For the three and nine months ended September 30, 2011, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.4 million and $2.5 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At September 30, 2012 and December 31, 2011, variable annuities accounted for the Company’s entire DSI asset of $10.4 million and $10.4 million, respectively. For the three months ended September 30, 2012, there was no DSI unlocking. For the nine months ended September 30, 2012, there was a favorable impact to pre-tax income related to DSI unlocking of $0.5 million. For the three and nine months ended September 30, 2011, there was an unfavorable impact to pre-tax income related to DSI unlocking of $0.1 million and $0.5 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at September 30, 2012 and 2011, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2012 and December 31, 2011 were $1.4 billion and $1.5 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2012 and December 31, 2011, future policy benefits were $425.8 million and $475.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2012 and December 31, 2011, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	September 30, 2012	December 31, 2011
GMDB liability	$144.4	$144.4
GMIB liability	61.3	78.7

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2012, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $8.3 million and $34.0 million, respectively. For the three and nine months ended September 30, 2011, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was $121.0 million and $111.7 million, respectively.

Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB and SALB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for contracts based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. The fair value of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Currently, the Company does not hedge the risks associated with the SALB.

At September 30, 2012 and December 31, 2011, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	September 30, 2012	December 31, 2011
GMWB liability	$78.3	$108.6
GMIB reinsurance asset	(92.7)	(94.5)

At September 30, 2012, the future policy benefits for the SALB liability was $0.1 million.

Income Taxes

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The Company provides for income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for income taxes are estimates regarding the realization of certain tax deductions and credits.

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

At September 30, 2012, the Company did not have a tax valuation allowance for deferred tax assets. The valuation allowance for deferred tax assets at December 31, 2011 was $90.4 million. At March 31, 2012, management determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. At December 31, 2011 the valuation allowance was related to deferred tax assets on a net operating loss carryforward and other assets that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at September 30, 2012 and December 31, 2011 were:

	September 30, 2012
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$305.9	$33.1	$(0.6)	$338.4	17%
Industrial	739.7	93.4	(1.1)	832.0	40
Utility	98.2	13.4	(0.1)	111.5	6
Asset-backed securities
Housing related	38.2	3.0	(2.1)	39.1	2
Credit cards	39.9	2.0	-	41.9	2
Structured settlements	6.3	-	-	6.3	-
Autos	14.2	0.1	-	14.3	1
Timeshare	0.3	-	-	0.3	-
Commercial mortgage-backed securities - non agency backed	100.0	12.3	-	112.3	6
Residential mortgage-backed securities
Agency backed	82.0	5.2	-	87.2	4
Non agency backed	14.8	0.3	(0.2)	14.9	1
Municipals - tax exempt	1.1	0.1	-	1.2	-
Government and government agencies
United States	306.9	54.7	-	361.6	18
Foreign	8.8	2.2	-	11.0	1

Total fixed maturity AFS securities	1,756.3	219.8	(4.1)	1,972.0	98

Equity securities
Banking securities	32.8	1.8	(1.3)	33.3	2
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	5.8	0.6	-	6.4	-

Total equity securities	38.8	2.7	(1.3)	40.2	2

Total fixed maturity and equity securities	$1,795.1	$222.5	$(5.4)	$2,012.2	100%

	December 31, 2011
		Gross Unrealized		Estimated	% of Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$284.4	$14.4	$(1.9)	$296.9	16%
Industrial	693.7	72.4	(1.8)	764.3	40
Utility	90.8	12.2	-	103.0	6
Asset-backed securities
Housing related	43.2	2.0	(7.2)	38.0	2
Credit cards	47.8	3.6	-	51.4	3
Structured settlements	4.1	0.3	-	4.4	-
Autos	11.9	0.1	-	12.0	1
Timeshare	0.4	-	-	0.4	-
Commercial mortgage-backed securities - non agency backed	109.3	9.9	(0.2)	119.0	6
Residential mortgage-backed securities
Agency backed	65.6	4.1	-	69.7	4
Non agency backed	18.0	-	(3.5)	14.5	1
Municipals - tax exempt	1.1	0.1	-	1.2	-
Government and government agencies
United States	309.1	47.9	-	357.0	19
Foreign	8.9	1.4	-	10.3	1

Total fixed maturity AFS securities	1,688.3	168.4	(14.6)	1,842.1	99

Equity securities
Banking securities	30.2	-	(5.2)	25.0	1
Other financial services securities	0.2	0.2	-	0.4	-
Industrial securities	5.8	-	(0.1)	5.7	-

Total equity securities	36.2	0.2	(5.3)	31.1	1

Total fixed maturity and equity securities	$1,724.5	$168.6	$(19.9)	$1,873.2	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at September 30, 2012.

Six issuers represent more than 5% of the total unrealized loss position, comprised of three subprime ABS housing related holdings, one RMBS holding and two corporate non-convertible bonds. The three subprime ABS holdings have been impaired to discounted cash flows and have a remaining unrealized loss in OCI-OTTI of $1.8 million. These subprime mortgage ABS holdings are below investment grade deals whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. The unrealized loss on one RMBS holding of $0.2 million relates to a securitized portfolio of prime 2005 hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows. The Company owns two investment grade corporate non-convertible securities with an unrealized loss totaling $0.7 million.

At September 30, 2012 and December 31, 2011, approximately $87.2 million (or 41%) and $69.7 million (or 34%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first nine months of 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	September 30, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$6.8	$7.0	$(0.2)
Industrial	3.8	4.0	(0.2)
Utility	3.5	3.5	-
Asset-backed securities
Credit cards	7.0	7.0	-
Other	6.3	6.3	-
Autos	0.3	0.3	-

Total fixed maturity and equity securities	27.7	28.1	(0.4)

Greater than six months but less than or equal to one year
Corporate securities - financial services	3.9	4.1	(0.2)

Total fixed maturity and equity securities	3.9	4.1	(0.2)

Greater than one year
Corporate securities
Financial services	4.4	4.7	(0.3)
Industrial	7.0	7.4	(0.4)
Utility	2.6	2.6	-
Asset-backed securities - housing related	6.5	6.6	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$20.6	$21.4	$(0.8)

	September 30, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Total of all investment grade AFS securities
Corporate securities
Financial services	$15.1	$15.8	$(0.7)
Industrial	10.8	11.4	(0.6)
Utility	6.1	6.1	-
Asset-backed securities
Housing related	6.5	6.6	(0.1)
Credit cards	7.0	7.0	-
Other	6.3	6.3	-
Autos	0.3	0.3	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$52.2	$53.6	$(1.4)

Total number of securities in a continuous unrealized loss position			38

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$33.2	$35.1	$(1.9)
Industrial	11.7	12.6	(0.9)
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking securities	13.6	15.1	(1.5)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	105.7	110.6	(4.9)

Greater than six months but less than or equal to one year
Equity securities - banking securities	7.0	8.5	(1.5)

Total fixed maturity and equity securities	7.0	8.5	(1.5)

Greater than one year
Corporate securities
Financial services	4.0	4.0	-
Industrial	0.1	0.1	-
Utility	2.6	2.6	-

Total fixed maturity and equity securities	$6.7	$6.7	$-

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Total of all investment grade AFS securities
Corporate securities
Financial services	$37.2	$39.1	$(1.9)
Industrial	11.8	12.7	(0.9)
Utility	2.6	2.6	-
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking securities	20.6	23.6	(3.0)
Industrial securities	5.7	5.8	(0.1)

Total fixed maturity and equity securities	$119.4	$125.8	$(6.4)

Total number of securities in a continuous unrealized loss position			53

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	September 30, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Industrial	$11.7	$11.9	$(0.2)
Utility	0.3	0.3	-

Total fixed maturity and equity securities	12.0	12.2	(0.2)

Greater than one year
Corporate securities - industrial	5.4	5.8	(0.4)
Asset-backed securities - housing related	12.2	14.2	(2.0)
Residential mortgage-backed securities - non agency backed	11.2	11.4	(0.2)
Equity securities - banking securities	5.4	6.6	(1.2)

Total fixed maturity and equity securities	$34.2	$38.0	$(3.8)

	September 30, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities (continued)
Total of all below investment grade AFS securities
Corporate securities
Industrial	$17.1	$17.7	$(0.6)
Utility	0.3	0.3	-
Asset-backed securities - housing related	12.2	14.2	(2.0)
Residential mortgage-backed securities - non agency backed	11.2	11.4	(0.2)
Equity securities - banking securities	5.4	6.6	(1.2)

Total fixed maturity and equity securities	$46.2	$50.2	$(4.0)

Total number of securities in a continuous unrealized loss position			15

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$2.9	$3.3	$(0.4)

Total fixed maturity and equity securities	2.9	3.3	(0.4)

Greater than one year
Corporate securities - industrial	4.9	5.4	(0.5)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking securities	4.4	6.6	(2.2)

Total fixed maturity and equity securities	35.1	48.2	(13.1)

Total of all below investment grade AFS securities
Corporate securities - industrial	7.8	8.7	(0.9)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking securities	4.4	6.6	(2.2)

Total fixed maturity and equity securities	$38.0	$51.5	$(13.5)

Total number of securities in a continuous unrealized loss position			15

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 74% and 68% of total gross unrealized losses and OTTI on all AFS securities at September 30, 2012 and December 31, 2011, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2012.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		September 30, 2012
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$12.0	$12.1	$(0.1)

		12.0	12.1	(0.1)

Greater than one year
	70% to 100%	34.2	38.0	(3.8)

		34.2	38.0	(3.8)

Total		$46.2	$50.1	$(3.9)

		December 31, 2011
(dollars in millions)	Ratio of Amortized Cost to Estimated Fair Value	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$2.9	$3.3	$(0.4)

		2.9	3.3	(0.4)

Greater than one year
	70% to 100%	20.8	25.2	(4.4)
	40% to 70%	14.3	23.0	(8.7)

		35.1	48.2	(13.1)

Total		$38.0	$51.5	$(13.5)

The assets depressed over 20% and greater than one year at September 30, 2012 are related to ABS backed by subprime mortgages and ABN AMRO preferred stock with exposure to the banking sector. In regards to the ABS backed by subprime mortgages, as there has been no impact to expected future cash flows, the Company does not consider the underlying investments to be impaired at September 30, 2012. The drop in price for the ABN AMRO preferred stock was primarily due to high illiquidity in the markets in general due to the European debt crisis. There were no assets depressed over 40% at September 30, 2012.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2012 and December 31, 2011 by rating agency equivalent were:

	September 30, 2012		December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$444.6	$512.8	$460.0	$519.7
AA	188.9	211.3	218.5	237.6
A	698.8	783.2	618.4	673.1
BBB	354.5	392.2	325.4	353.4
Below investment grade	69.5	72.5	66.0	58.3

Total fixed maturity AFS securities	$1,756.3	$1,972.0	$1,688.3	$1,842.1

Investment grade	96%	96%	96%	97%
Below investment grade	4%	4%	4%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2012 and December 31, 2011, approximately $94.2 million (or 5%) and $61.8 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

For the three months ended September 30, 2012, there was no earned investment income on fixed maturity trading securities and no income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. For the nine months ended September 30, 2012, there was $0.1 million of earned investment income on fixed maturity trading securities and $1.1 million of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized losses of $1.0 million, during the nine months ended September 30, 2012, on the conversion of a fixed maturity trading security to preferred stock. For the three and nine months ended September 30, 2011, there was $0.1 million and $0.6 million, respectively, of investment income on fixed maturity trading securities and ($0.8) million and $0.4 million, respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of $0.1 million for the nine months ended September 30, 2011, on the conversion of a fixed maturity trading security to preferred stock.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at September 30, 2012 and December 31, 2011:

	September 30, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$14.5	$14.8	$0.3
Below BBB	17.6	15.8	(1.8)
Second lien (a)
Below BBB	2.3	4.8	2.5

Total	$34.4	$35.4	$1.0

	December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$17.8	$17.9	$0.1
Below BBB	18.2	11.3	(6.9)
Second lien (a)
Below BBB	3.3	5.0	1.7

Total	$39.3	$34.2	$(5.1)

	September 30, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$10.4	$4.4	$-	$-	$14.8
Below BBB	-	-	4.1	11.7	15.8
Second lien (a)
Below BBB	-	-	4.8	-	4.8

Total	$10.4	$4.4	$8.9	$11.7	$35.4

	December 31, 2011
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$12.5	$5.4	$-	$-	$17.9
Below BBB	-	-	2.9	8.4	11.3
Second lien (a)
Below BBB	-	-	5.0	-	5.0

Total	$12.5	$5.4	$7.9	$8.4	$34.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

For the three months ended September 30, 2012, the Company did not incur any impairment losses. For the nine months ended September 30, 2012, the Company recognized $0.2 million of impairment losses in the Statements of Income, net of value of business acquired amortization. During the second quarter 2012, the Company impaired its previously OCI impaired holding of a 2005 vintage RMBS and a 2007 vintage subprime RMBS due to an adverse change in cash flows. For the three and nine months ended September 30, 2011, the Company’s impairment losses recognized in the Statements of Income were $0.1 million and $1.0 million, respectively, with no associated VOBA amortization. During the third quarter 2011, the Company impaired its holding of a previously OCI impaired 2006 vintage subprime mortgage ABS for $0.1 million due to an adverse change in cash flows. During the second quarter 2011, the Company impaired its holding of a 2006 vintage and two 2007 vintage subprime mortgage ABS for less than $0.1 million and $0.5 million, respectively, and a corporate bond for $0.3 million due to an adverse change in cash flows. During the first quarter 2011, the Company impaired its holding of a previously OCI impaired subprime mortgage ABS due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2012 and December 31, 2011, the Company’s assets included $2.4 billion and $2.3 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first nine months of 2012 and 2011, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.

On September 21, 2012, Fitch reduced the Company’s outlook from stable to negative.

The financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:

•	S&P – AAA to R
•	A.M. Best – A++ to S
•	Fitch – AAA to C

The following table summarizes the Company’s ratings at November 13, 2012:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at September 30, 2012:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$195.4	$355.6	$315.8	$1,974.5	$2,841.3
Separate Accounts (a)	937.8	1,613.0	1,447.0	5,281.1	9,278.9

	$1,133.2	$1,968.6	$1,762.8	$7,255.6	$12,120.2

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At September 30, 2012 and December 31, 2011, the Company’s estimated liability for future guaranty fund assessments was $0.6 and $0.6 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $3.7 million and $3.8 million at September 30, 2012 and December 31, 2011, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended September 30, 2012 and 2011, the Company recorded net income (loss) of $23.2 million and ($89.3) million, respectively. The increase in income during the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to lower policy benefits partially offset by DAC and VOBA accretion in 2011 compared to amortization in 2012 and net realized investment losses in 2012 compared to net realized investment gains in 2011.

For the nine months ended September 30, 2012 and 2011, the Company recorded net income (loss) of $160.7 million and ($44.7) million, respectively. The increase in income during the nine months ended September 30, 2012 as compared to the same period in 2011 was primarily due to the release of the tax valuation allowance and lower policy benefits partially offset by net realized investment losses in 2012 compared to net realized investment gains in the same period in 2011.

Policy charge revenue decreased $2.8 million and $11.9 million during the three and nine months ended September 30, 2012 as compared to the same period in 2011. The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Asset-based policy charge revenue	$27.2	$28.8	$82.6	$90.8	(a	)
Guaranteed benefit based policy charge revenue	6.4	6.6	19.2	19.9
Non-asset based policy charge revenue	12.9	13.9	39.0	42.0	(b	)

Total policy charge revenue	$46.5	$49.3	$140.8	$152.7

(a)	The decrease in asset-based policy charge revenue for 2012 was principally due to the decrease in average variable account balances.
(b)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions.

There were net realized investment losses during the three and nine months ended September 30, 2012 as compared to net realized investment gains during the same period in 2011. The following table provides the changes in net realized investment gains (losses) by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Credit related losses	$-	$(0.1)	$(0.3)	$(1.0)
Interest related gains	2.0	2.8	5.7	5.7
Equity related gains (losses)	(11.5)	16.5	(30.0)	8.3	(a)
Associated amortization of VOBA	(0.1)	-	(0.2)	(1.0)

Total net realized investment gains (losses)	$(9.6)	$19.2	$(24.8)	$12.0

Write-downs for OTTI included in net realized investment losses	$-	$(0.1)	$(0.3)	$(1.0)

(a)

The change in equity related losses principally relates to the increase in net losses on futures contracts during 2012 as compared to 2011. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits decreased $194.5 million and $218.7 million during the three and nine months ended September 30, 2012 as compared to the same period in 2011. The following table provides the changes in policy benefits by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Annuity benefit unlocking	$(8.1)	$121.0	$(33.8)	$111.8	(a)
Annuity benefit expense	(7.9)	57.5	8.6	84.9	(b)
Amortization (accretion) of deferred sales inducements	0.2	(3.2)	(0.1)	(2.8)
Life insurance mortality expense	6.4	9.8	26.0	25.5

Total policy benefits	$(9.4)	$185.1	$0.7	$219.4

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

During the nine months ended September 30, 2012, the decrease in annuity benefit expense was primarily due to favorable equity market performance driving the decline in guarantee benefits in 2012 as compared to 2011.

Amortization (accretion) of DAC was $0.9 million and ($0.3) million, respectively, for the three and nine months ended September 30, 2012. Accretion of DAC was $14.2 million and $12.3 million, respectively, for the three and nine months ended September 30, 2011. During the three months ended September 30, 2012, there was no DAC unlocking. During the nine months ended September 30, 2012, there was a favorable impact to pre-tax income related to DAC unlocking of $0.9 million, respectively. During the three and nine months ended September 30, 2011, there was an unfavorable impact to pre-tax income related to DAC unlocking of $0.5 million and $2.5 million, respectively. The nine months ended September 30, 2012 was impacted by higher gross profits, principally driven by the decrease in fair value reserves and favorable equity market performance resulting in amortization and favorable unlocking. The nine months ended September 30, 2011, were principally driven by negative gross profits from unfavorable equity markets and long-term interest rate assumption changes in the third quarter 2011 resulting in unfavorable unlocking and accretion.

Amortization of VOBA was $7.3 million and $7.8 million, respectively, for the three and nine months ended September 30, 2012, which included favorable (unfavorable) unlocking of ($4.6) million and $4.1 million. Amortization (accretion) of VOBA was ($1.4) million and $8.5 million, respectively, for the three and nine months ended September 30, 2011, which included unfavorable unlocking of $41.8 million and $38.1 million. The nine months ended September 30, 2012 was impacted by higher gross profits, principally driven by the decrease in fair value reserves and favorable equity market performance resulting in amortization and favorable unlocking. The nine months ended September 30, 2011, were principally driven by negative gross profits from unfavorable equity markets and long-term interest rate assumption changes in the third quarter 2011 resulting in unfavorable unlocking and accretion.

Insurance expenses and taxes decreased $3.9 million in the nine months ended September 30, 2012 as compared to the same period in 2011. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2012	2011	2012	2011
Commissions	$8.8	$9.4	$26.9	$32.1	(a)
General insurance expenses	3.4	2.7	10.2	8.3
Taxes, licenses, and fees	0.2	0.2	0.4	1.0

Total insurance expenses and taxes	$12.4	$12.3	$37.5	$41.4

(a)	The decrease in commissions is primarily due to higher 2011 trail commissions resulting from a system conversion.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

The Company, like other life insurance companies, is involved from time to time in litigation, regulatory audits and examination activity, and regulatory inquiries from state insurance regulators and other officials.

The life insurance industry currently is reviewing its unclaimed property practices in light of evolving standards introduced by state insurance regulators and other officials. Some insurers have been named in class actions and other litigation, regulatory audits and examinations involving, among other things, unclaimed property where substantial damages have been sought and/or material settlement payments have been made.

Although the outcome of any litigation, regulatory audit or examination cannot be predicted with certainty, the Company believes that at the present time there are no pending or threatened lawsuits, regulatory audits or examinations that are reasonably likely to have a material adverse impact on the ability of the Company to meet its obligations.

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

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. There is a risk that state regulators could determine that (1) CDAs are not life insurance products but rather financial guarantee insurance or (2) existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, both of which could impact the Company’s ability to issue such products. The sales volume of the CDAs is deemed by the Company to be immaterial during the first nine months of 2012. Therefore, the Company has not actively hedged the CDAs.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: November 13, 2012	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer and Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.