Form 10-K
period 2012-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2013-03-28
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

The Registrant is currently licensed to conduct business in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2012, life insurance and/or annuity deposits on existing policies were made in all states the Registrant was licensed in, with the largest concentration in Florida, 28%, Texas, 13%, California, 9%, Illinois, 9%, and New Jersey, 5%. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds.

Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s Financial Statements which are contained herein.

The Registrant makes available, free of charge, annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. This information is available through About Us section under Financial Strength of the Transamerica website at www.transamerica.com. These reports are available through the website as soon as reasonably practicable after the Registrant electronically files such material with, or furnishes it to, the Securities and Exchange Commission.

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

Our operating environment remains uncertain about the timing and strength of a recovery in the U.S. and global economy. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment which could materially affect our results of operations and financial condition

Uncertainty about the timing and strength of a recovery in the U.S. and global economy continued to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. Concerns over the European debt crisis, the ability of the U.S Government to manage the U.S. deficit, prolonged high unemployment and a stagnant U.S. real estate market have contributed to increased volatility and diminished expectations for the economy and the market going forward. These events may have an adverse effect on us given our equity market exposure and our revenues may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our policies. Adverse changes in the economy could affect earnings negatively and have a material adverse effect on our results of operations and financial condition.

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

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations in equity markets over the last several years have significantly impacted the account values and related fee income during those years. In addition, certain of our products offer guaranteed benefits which increase our potential benefit exposure and statutory capital exposure should equity markets decline. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

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

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act, which was enacted in July 2010, provides for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These new regulations may subject our parent to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, the Dodd-Frank Act requires the Federal Insurance Office to conduct a study on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. Although this process began in the second half of 2010, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

A customized dynamic hedge program is maintained to mitigate the risks associated with income volatility around the change in reserves on GMWB. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives, extreme swings in interest rates, contract holder behavior that is different than expected, and divergence between the performing of the underlying funds and hedging indices. In addition, a separate hedge program is maintained to mitigate the net equity risk associated with variable annuities and variable universal life products. The program does not hedge any specific product group, but rather provides protection against a portion of the total remaining equity tail risk after existing hedge programs across all products in extreme market decline scenarios.

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of  operations and financial condition

Fixed maturity, equity, trading securities, free standing and embedded derivatives and Separate Account assets are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

A computer system failure, cyber attack or security breach may disrupt our business, damage our reputation and adversely affect  our results of operations, financial condition and cash flows

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions such as providing customer support, administering variable products, making changes to existing policies, filing and paying claims, managing our investment portfolios, and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics, data and identity theft, or other events beyond our control. The failure of our computer systems for any reason could disrupt our operations, result in loss of customer business and may adversely affect our profitability.

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

Item 3. Legal Proceedings

The Company, like other life insurance companies, is involved from time to time in litigation, regulatory audits and examination activity, and regulatory inquiries from state insurance regulators and other officials.

The industry currently is reviewing its unclaimed property practices in light of evolving standards introduced by the regulators. Some insurers have been named in class actions and other litigation, regulatory audits and examinations involving, among other things, unclaimed property where substantial damages have been sought and/or material settlement payments have been made.

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

During 2012 and 2011, the Registrant did not pay any dividends to AUSA nor did it receive any capital contributions from AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 7 to the Registrant’s Financial Statements.

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

Forward Looking Statements

The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. The following are words that identify such forward-looking statements: aim, believe, estimate, target, intend, may, expect, anticipate, predict, project, counting on, plan, continue, want, forecast, should, would, is confident, will, and similar expressions as they relate to our Company. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Such risks and uncertainties include but are not limited to the following:

•	Changes in general economic conditions;
•	Changes in the performance of financial markets, including emerging markets, such as with regard to:
¡	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and
¡	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
•	The frequency and severity of insured loss events;
•	Changes affecting mortality, morbidity, persistence and other factors that may impact the profitability of our insurance products;
•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;
•	Increasing levels of competition;
•	Changes in laws and regulations, particularly those affecting our operations, the products we sell, and the attractiveness of certain products to our customers;
•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;
•	Lowering of one or more of the financial strength ratings and the adverse impact such action may have on the premium writings, policy retention, profitability and liquidity;
•	Acts of God, acts of terrorism, acts of war and pandemics;
•	Changes in the policies of central banks and/or governments;
•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;
•	Customer responsiveness to both new products and distribution channels;
•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products;
•	The impact of product withdrawals, restructurings and other unusual items; and
•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the financial statements, and it is possible that such changes could occur in the near term.

The Company’s critical accounting policies and estimates are discussed below. See Note 1 to the Financial Statements for additional information regarding accounting policies.

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At December 31, 2012 and December 31, 2011, approximately $63.6 million (or 4%) and $56.7 million (or 3%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the year ended December 31, 2012, the Company recorded an OTTI in income of $0.3 million, net of value of business acquired amortization. For the year ended December 31, 2011, the Company recorded an OTTI in income of $1.2 million, with no associated value of business acquired amortization. For the year ended December 31, 2010, the Company recorded an OTTI in income of $1.6 million, net of value of business acquired amortization.

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

At December 31, 2012 and 2011, there was $52.6 million and $55.7 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at December 31, 2012 and December 31, 2011 was $59.5 million and $61.8 million, respectively. There were no impaired mortgage loans at December 31, 2012 or 2011. The general reserve at December 31, 2012 and 2011 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At December 31, 2012 and 2011, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, options and variance swaps to hedge minimum guarantees on variable annuity contracts.

Futures contracts are used to hedge the liability risk associated with products providing the policyholder a return based on various global equity market indices. Net settlements on the futures occur daily.

Put and call options have been utilized by the Company to create equity collars designed to have a zero cost at issue, which serve to hedge the risk of equity market declines by selling a portion of market upside above the Company’s long-term expected return. This program does not hedge any specific product group, but rather provides protection against a portion of the total remaining equity tail risk after existing hedge programs across all products in extreme market decline scenarios.

The Company has entered into variance swaps to hedge the costs of the volatility of the Standard & Poor’s 500 Composite Stock Price Index (“S&P”) market. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

All derivatives recognized on the Balance Sheets are carried at fair value with changes in fair value recognized in the Statements of Income. The Company does not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. The fair value for exchange traded derivatives, such as futures, are calculated net of the interest accrued to date and is based on quoted market prices. Fair value for the equity collar’s put and call options is calculated using the Black-Scholes model using market observable inputs for the underlying market price and volatility surface. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e.; strike) multiplied by the notional value of the swap. At termination, the final fair value is recorded as a realized investment gain (loss) in the Statements of Income.

At December 31, 2012 and 2011, the Company had 412 and 630 outstanding short futures contracts with a notional amount of $145.7 million and $197.3 million, respectively.

At December 31, 2012 and 2011, the Company had variance swaps with a notional value of $11 thousand and $5 thousand, respectively, and a net fair value of ($1.9) million and ($1.3) million, respectively, which is presented as a liability on the Balance Sheets. The Company recognized $0.6 million and $1.0 million of losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the years ended December 31, 2012 and 2011, respectively.

At December 31, 2012, the Company had equity collars with a notional value of $1.5 billion and a net fair value of ($9.8) million. These collars were acquired in the fourth quarter of 2012 and the Company recognized $9.8 million of losses from the change in fair value of these derivatives during the year ended December 31, 2012, which was recorded as a component of net investment income.

The Company can also receive or pledge collateral related to derivative transactions. The credit support agreement contains a fair value threshold of $1.0 million over which collateral needs to be pledged by the Company or its counterparty. At December 31, 2012, the Company has pledged securities in the amount of $4.9 million to counterparties. At December 31, 2011, there was no cash collateral pledged or received on derivative transactions in accordance with the credit support agreement.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $9.9 million and $16.9 million as of December 31, 2012 and 2011, respectively.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At December 31, 2012 and 2011, the payable for collateral under securities loaned was $216.3 million and $244.0 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At December 31, 2012, the payable for reverse repurchase agreements was $26.4 million. At December 31, 2012 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26.2 million and $26.0 million, respectively. There were no reverse repurchase agreements at December 31, 2011.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2012 and 2011, the Company’s VOBA asset was $271.3 million and $309.6 million, respectively. For the years ended December 31, 2012, 2011, and 2010, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $4.3 million, ($11.6) million, and $24.6 million, respectively. There were no impairment charges in 2012, 2011, and 2010. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2012, and 2011, variable annuities accounted for the Company’s entire DAC asset of $44.7 million and $45.0 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2012, 2011, and 2010, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of $1.8 million, ($3.0) million, and $1.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At December 31, 2012 and 2011, variable annuities accounted for the Company’s entire DSI asset of $10.0 million and $10.4 million, respectively. For the years ended December 31, 2012, 2011, and 2010, there was a favorable (unfavorable) impact to pre-tax income related to unlocking of $0.5 million, ($0.6) million, and $0.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term and short term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2012, 2011, and 2010.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed tests of goodwill at December 31, 2012, 2011, and 2010 and determined there was no impairment of goodwill.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2012 and 2011 were $1.4 billion and $1.5 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2012 and 2011, future policy benefits were $418.7 million and $475.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At December 31, 2012 and 2011, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	December 31,
	2012	2011
GMDB liability	$144.9	$144.4
GMIB liability	61.8	78.7

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2012, 2011 and 2010, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $36.2 million, ($70.0) million, and $41.0 million, respectively.

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

At December 31, 2012 and 2011, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	December 31,
	2012	2011
GMWB liability	$74.0	$108.6
GMIB reinsurance asset	(91.4)	(94.5)

At December 31, 2012, the future policy benefits for the SALB liability was less than $0.1 million.

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

At December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. The valuation allowance for deferred tax assets at December 31, 2011 was $90.4 million. The valuation allowance is related to a net operating loss carryforward and other deferred tax assets that, in the judgment of management, is not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

•

ASC 820, Fair Value Measurements and Disclosure – Accounting Standards Update (“ASU”) 2010-06, Improving Disclosures about Fair Value Measurement – requires separate presentation of information about purchases, sales, issuances, and settlements in the Level 3 reconciliation for fair value measurements using significant unobservable inputs – adopted January 1, 2011.

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

•

ASC 220, Comprehensive Income – ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component – will be adopted January 1, 2013.

Deposits

Total direct deposits (including internal exchanges) were $35.3 million, $33.5 million, and $46.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during 2012, 2011 and 2010 were $6.5 million, $5.9 million, and $5.2 million, respectively.

Financial Condition

At December 31, 2012, the Company’s assets were $10.5 billion or $18.9 million higher than the $10.5 billion in assets at December 31, 2011. Assets excluding Separate Accounts assets increased $57.5 million. Separate Accounts assets, which represent 66% of total assets, decreased $38.7 million to $7.0 billion. Changes in Separate Accounts assets were as follows:

(dollars in millions)	2012	2011
Investment performance	$807.3	$(106.2)
Deposits	34.4	32.3
Policy fees and charges	(165.6)	(174.1)
Surrenders, benefits and withdrawals	(714.8)	(907.6)

Net change	$(38.7)	$(1,155.6)

During 2012, 2011 and 2010, fixed contract owner deposits were $0.2 million, $0.2 million, and $0.2 million, respectively. During 2012, 2011 and 2010, fixed contract owner withdrawals were $104.7 million, $114.2 million, and $114.8 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	2012	2011
Fixed maturity AFS securities
Investment grade fixed maturity securities	61%	58%
Below investment grade fixed maturity securities	3	2

Total fixed maturity AFS securities	64	60

Fixed maturity trading securities	-	1
Mortgage loans on real estate	2	2
Policy loans	24	26
Cash and cash equivalents	10	11

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2012 and 2011 were:

	December 31, 2012
	Amortized Cost/Cost	Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$302.3	$35.2	$(0.3)	$337.2	17%
Industrial	742.3	89.8	(0.5)	831.6	41
Utility	101.0	14.4	(0.1)	115.3	6
Asset-backed securities
Housing related	36.3	2.0	(1.4)	36.9	2
Credit cards	37.3	1.5	-	38.8	2
Structured settlements	8.5	-	-	8.5	-
Autos	20.2	0.1	-	20.3	1
Timeshare	0.2	-	-	0.2	-
Commercial mortgage-backed securities - non agency backed	97.3	11.8	-	109.1	5
Residential mortgage-backed securities
Agency backed	78.4	4.8	-	83.2	4
Non agency backed	13.9	0.1	(0.2)	13.8	1
Municipals - tax exempt	1.1	-	-	1.1	-
Government and government agencies
United States	306.4	51.0	-	357.4	18
Foreign	8.8	2.2	-	11.0	1

Total fixed maturity AFS securities	1,754.0	212.9	(2.5)	1,964.4	98

Equity securities
Banking securities	32.8	2.7	(1.3)	34.2	2
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	6.0	0.5	-	6.5	-

Total equity securities	39.0	3.5	(1.3)	41.2	2

Total fixed maturity and equity securities	$1,793.0	$216.4	$(3.8)	$2,005.6	100%

	December 31, 2011
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$284.4	$14.4	$(1.9)	$296.9	16%
Industrial	693.7	72.4	(1.8)	764.3	40
Utility	90.8	12.2	-	103.0	6
Asset-backed securities
Housing related	43.2	2.0	(7.2)	38.0	2
Credit cards	47.8	3.6	-	51.4	3
Structured settlements	4.1	0.3	-	4.4	-
Autos	11.9	0.1	-	12.0	1
Timeshare	0.4	-	-	0.4	-
Commercial mortgage-backed securities - non agency backed	109.3	9.9	(0.2)	119.0	6
Residential mortgage-backed securities
Agency backed	65.6	4.1	-	69.7	4
Non agency backed	18.0	-	(3.5)	14.5	1
Municipals - tax exempt	1.1	0.1	-	1.2	-
Government and government agencies
United States	309.1	47.9	-	357.0	19
Foreign	8.9	1.4	-	10.3	1

Total fixed maturity AFS securities	1,688.3	168.4	(14.6)	1,842.1	99

Equity securities
Banking securities	30.2	-	(5.2)	25.0	1
Other financial services securities	0.2	0.2	-	0.4	-
Industrial securities	5.8	-	(0.1)	5.7	-

Total equity securities	36.2	0.2	(5.3)	31.1	1

Total fixed maturity and equity securities	$1,724.5	$168.6	$(19.9)	$1,873.2	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2012.

Eight issuers represent more than 5% of the total unrealized loss position, comprised of three subprime ABS housing holdings, one RMBS holding, and four corporate non-convertible bonds. The three subprime ABS holdings have been impaired to discounted cash flows and have a remaining unrealized loss in OCI-OTTI of $1.4 million. These subprime mortgage ABS holdings are below investment grade deals whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. The unrealized loss on one RMBS holding of $0.3 million relates to a securitized portfolio of prime 2005 hybrid mortgages that contain fixed income positions where our holding is rated below investment grade and was previously impaired to discounted cash flows. The company owns four investment grade corporate non-convertible securities with an unrealized loss of $0.9 million.

Financial Services Sector

The Company’s $0.3 million of gross unrealized losses within the financial services sector has a fair value of $18.5 million. The majority of the unrealized loss in the financial services sector relates to the banking sub-sector which has $0.3 million of gross unrealized losses on securities with a fair value of $15.4 million. Companies within the Company’s financial services sector are high in credit quality and, as a whole, represent a large portion of the corporate debt market. In spite of weak global economic growth, market sentiment improved in the second half of 2012 following important steps towards addressing the European Sovereign Debt Crisis coupled with large-scale interventions by central banks. Beginning with the EU Summit in June, EU leaders have committed to decisive steps to strengthen the common currency, including steps to create a stronger Banking Union and Fiscal Union for the euro area. The creation of the European Stability Mechanism (ESM) and a Single Supervisory Mechanism to regulate banks in the Eurozone has helped calm concerns that the euro currency is not strong enough to survive a funding crisis or banking crisis in a member state. Furthermore the European Central Bank has committed to stabilize the common currency by purchasing government bonds under its new Outright Monetary Purchase (OMT) program. In the U.S. economic conditions appear to be improving, the Federal Reserve has committed to ongoing quantitative easing until labor market conditions improve, and the Fiscal Cliff agreement provided near-term relief.

Banking

The overall exposure to the banking sub-sector in the Company’s portfolio is of high quality. The unrealized losses in the banking sub-sector primarily reflect the size of our holdings, low floating rate coupons on some securities, and credit spread widening in the sector due to the European Sovereign Debt Crisis as well as residual impact from both the U.S. financial crisis and concerns over the U.S. Fiscal Cliff. As a whole, the sub-sector improved in the second half of 2012, following a volatile first half. Decisive steps by EU leaders and world central banks to stabilize the euro and improve funding conditions calmed investor concerns that a euro breakup was imminent. Credit spreads continue to reflect some uncertainty over new efforts by regulators to impose “burden sharing” on creditors in order to quickly stabilize or wind up troubled banks. While these measures have made securities more volatile in the near-term, new, more stringent global legislation on bank capital and liquidity requirements is intended to reduce overall risk in the sector going forward and decouple troubled banks from the Sovereign. Furthermore, central banks appear committed to providing liquidity to the market, while asset write-downs and credit losses have diminished substantially in all but the most troubled countries.

Included in the Company’s banking exposure are hybrid securities, which typically have an original maturity of more than 30 years, may be perpetual and were designed to receive enhanced equity credit from rating agencies. In addition, they have other features that may not be consistent across issues such as a cumulative or non-cumulative coupon, capital replacement language and an alternative payment mechanism. The Company’s exposure to hybrid securities in an unrealized loss is all rated investment grade and there is little risk of payment interruption. The Company evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and does not consider those investments to be impaired at December 31, 2012.

There are no individual issuers rated below investment grade in this sub-sector which have an unrealized loss position greater than $2.5 million.

ABS– housing related

ABS – housing related securities are secured by pools of residential mortgage loans primarily those which are categorized as subprime. The unrealized loss is primarily due to decreased liquidity and increased credit spreads in the market combined with significant increases in expected losses on loans within the underlying pools. The Company’s $1.4 million of gross unrealized losses within the ABS – housing sector has a fair value of $22.4 million.

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

Securities are impaired to the net present value of projected future cash flows where holdings are not projected to pay principal and interest in full. As the remaining unrealized losses in the ABS – housing related portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2012.

RMBS

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

RMBS of the Company are monitored and reviewed on a monthly basis. Detailed cash flow models using the current collateral pool and capital structure on the portfolio are updated and reviewed quarterly. Model output is generated under base and stress-case scenarios. Our RMBS asset specialists utilize widely recognized industry modeling software to perform a loan-by-loan, bottom-up approach to modeling. Key assumptions used in the models are projected defaults, loss severities, and prepayments. Each of these key assumptions varies greatly based on the significantly diverse characteristics of the current collateral pool for each security. Loan-to value, loan size, and borrower credit history are some of the key characteristics used to determine the level of assumption that is utilized. Defaults were estimated by identifying the loans that are in various delinquency buckets and defaulting a certain percentage of them over the near-term and long-term. Assumed defaults on delinquent loans are dependent on the specific security’s collateral attributes and historical performance.

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

The Company’s $0.2 million of gross unrealized losses within the RMBS sector has a fair value of $10.7 million. The unrealized loss in the sector is primarily a result of the housing downturn the United States has experienced since 2007. Even with the stabilization over the past two years, fundamentals in RMBS continue to be weak, which impacts the magnitude of the unrealized loss. Delinquencies and severities in property liquidations remain at an elevated level, while prepayments remain at historically low levels. Due to the weak fundamental situation, reduced liquidity, and the requirement for higher yields due to market uncertainty, credit spreads remain elevated across the asset class.

There are no individual issues rated below investment grade in the RMBS sector which have unrealized loss positions greater than $2.5 million.

Securities are impaired to the net present value of projected future cash flows where holdings are not projected to pay principal and interest in full. As the remaining unrealized losses in the RMBS portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired as of December 31, 2012.

Equity Securities

The Company’s $1.3 million of gross unrealized losses classified as equity have a fair value of $34.2 million. All of the unrealized loss relates to preferred non-convertible holdings in the banking sub-sector. Objective evidence of impairment of an investment in an equity instrument classified as available-for-sale includes information about significant changes with an adverse effect that have taken place in the technological, market, economic or legal environment in which the issuer operates, and indicates that the cost of the investment in the equity instrument may not be recovered. As part of an ongoing process, the equity analysts actively monitor earnings releases, company fundamentals, new developments and industry trends for any signs of possible impairment. If an available-for-sale equity security is impaired based upon the Company’s qualitative or quantitative impairment criteria, any further declines in the fair value at subsequent reporting dates are recognized as impairments. Therefore, at each reporting period, for an equity security that is determined to be impaired based upon the Company’s impairment criteria, an impairment is recognized for the difference between the fair value and the original cost basis, less any previously recognized impairments.

These factors typically require significant management judgment. The impairment review process has resulted in no other than temporary impairment charges for the year ended December 31, 2012 for the Company.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2012 and 2011 by rating agency equivalent were:

	December 31, 2012		December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$439.8	$503.5	$460.0	$519.7
AA	171.9	190.2	218.5	237.6
A	698.4	780.9	618.4	673.1
BBB	370.4	411.5	325.4	353.4
Below investment grade	73.5	78.3	66.0	58.3

Total fixed maturity AFS securities	$1,754.0	$1,964.4	$1,688.3	$1,842.1

Investment grade	96%	96%	96%	97%
Below investment grade	4%	4%	4%	3%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2012 and 2011, approximately $96.1 million (or 5%) and $61.8 million (or 3%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$6.1	$6.1	$-
Industrial	10.6	10.9	(0.3)
Asset-backed securities
Housing related	3.7	3.7	-
Other	8.4	8.4	-

Total fixed maturity and equity securities	28.8	29.1	(0.3)

Greater than six months but less than or equal to one year
Corporate securities - financial services	7.8	8.1	(0.3)

Total fixed maturity and equity securities	7.8	8.1	(0.3)

Greater than one year
Corporate securities
Financial services	4.7	4.7	-
Utility	2.5	2.7	(0.2)
Asset-backed securities - housing related	3.8	3.8	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$11.1	$11.3	$(0.2)

Total of all investment grade AFS securities
Corporate securities
Financial services	$18.6	$18.9	$(0.3)
Industrial	10.6	10.9	(0.3)
Utility	2.5	2.7	(0.2)
Asset-backed securities
Housing related	7.5	7.5	-
Other	8.4	8.4	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$47.7	$48.5	$(0.8)

Total number of securities in a continuous unrealized loss position			38

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$33.2	$35.1	$(1.9)
Industrial	11.7	12.6	(0.9)
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking	13.6	15.1	(1.5)
Industrial	5.7	5.8	(0.1)

Total fixed maturity and equity securities	105.7	110.6	(4.9)

Greater than six months but less than or equal to one year
Equity securities - banking securities	7.0	8.5	(1.5)

Total fixed maturity and equity securities	7.0	8.5	(1.5)

Greater than one year
Corporate securities
Financial services	4.0	4.0	-
Industrial	0.1	0.1	-
Utility	2.6	2.6	-

Total fixed maturity and equity securities	$6.7	$6.7	$-

Total of all investment grade AFS securities
Corporate securities
Financial services	$37.2	$39.1	$(1.9)
Industrial	11.8	12.7	(0.9)
Utility	2.6	2.6	-
Asset-backed securities
Housing related	14.5	14.8	(0.3)
Credit cards	14.0	14.0	-
Autos	4.6	4.6	-
Commercial mortgage-backed securities - non agency backed	8.3	8.5	(0.2)
Residential mortgage-backed securities - non agency backed	0.1	0.1	-
Equity securities
Banking	20.6	23.6	(3.0)
Industrial	5.7	5.8	(0.1)

Total fixed maturity and equity securities	$119.4	$125.8	$(6.4)

Total number of securities in a continuous unrealized loss position			53

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Equity securities - other securities	$0.2	$0.2	$-

Total fixed maturity and equity securities	0.2	0.2	-

Greater than one year
Corporate securities - industrial	3.6	3.7	(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities - banking securities	5.3	6.6	(1.3)

Total fixed maturity and equity securities	$34.4	$37.4	$(3.0)

Total of all below investment grade AFS securities
Corporate securities - industrial	$3.6	$3.7	$(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities
Banking securities	5.3	6.6	(1.3)
Other	0.2	0.2	-

Total fixed maturity and equity securities	$34.6	$37.6	$(3.0)

Total number of securities in a continuous unrealized loss position			14

	December 31, 2011
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities - industrial	$2.9	$3.3	$(0.4)

Total fixed maturity and equity securities	2.9	3.3	(0.4)

Greater than one year
Corporate securities - industrial	4.9	5.4	(0.5)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking	4.4	6.6	(2.2)

Total fixed maturity and equity securities	$35.1	$48.2	$(13.1)

Total of all below investment grade AFS securities
Corporate securities - industrial	$7.8	$8.7	$(0.9)
Asset-backed securities - housing related	11.3	18.2	(6.9)
Residential mortgage-backed securities - non agency backed	14.5	18.0	(3.5)
Equity securities - banking	4.4	6.6	(2.2)

Total fixed maturity and equity securities	$38.0	$51.5	$(13.5)

Total number of securities in a continuous unrealized loss position			15

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 83% and 68% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2012 and 2011, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2012.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2012
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$0.2	$0.2	$-

		0.2	0.2	-

Greater than one year	70% to 100%	34.4	37.4	(3.0)

		34.4	37.4	(3.0)

Total		$34.6	$37.6	$(3.0)

		December 31, 2011
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$2.9	$3.3	$(0.4)

		2.9	3.3	(0.4)

Greater than one year	70% to 100%	20.8	25.2	(4.4)
	40% to 70%	14.3	23.0	(8.7)

		35.1	48.2	(13.1)

Total		$38.0	$51.5	$(13.5)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The asset depressed over 20% and greater than one year at December 31, 2012 is related to a preferred stock (ABN AMRO) with exposure to the banking sector. The drop in price for the ABN AMRO preferred stock was primarily due to high illiquidity in the markets in general due to the European debt crisis. There were no assets depressed over 40% at December 31, 2012.

During 2012, 2011 and 2010, there was $0.1 million, $0.6 million, and $1.7 million, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2012, 2011, and 2010 there was $1.1 million, $0.4 million, and ($1.5) million, respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of $0.9 million and $0.1 million during 2012 and 2011, respectively on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2012 and 2011:

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$8.2	$8.4	$0.2
Below BBB	22.5	21.4	(1.1)
Second lien (a)
Below BBB	1.9	3.4	1.5

Total	$32.6	$33.2	$0.6

	December 31, 2011
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$17.8	$17.9	$0.1
Below BBB	18.2	11.3	(6.9)
Second lien (a)
Below BBB	3.3	5.0	1.7

Total	$39.3	$34.2	$(5.1)

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$6.7	$1.7	$-	$-	$8.4
Below BBB	2.9	2.4	4.1	12.0	21.4
Second lien (a)
Below BBB	-	-	3.4	-	3.4

Total	$9.6	$4.1	$7.5	$12.0	$33.2

	December 31, 2011
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$12.5	$5.4	$-	$-	$17.9
Below BBB	-	-	2.9	8.4	11.3
Second lien (a)
Below BBB	-	-	5.0	-	5.0

Total	$12.5	$5.4	$7.9	$8.4	$34.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

For the year ended December 31, 2012, the Company recorded an OTTI in income of $0.3 million, net of associated value of business acquired amortization. For the year ended December 31, 2011, the Company recorded an OTTI in income of $1.2 million, with no associated value of business acquired amortization. For the year ended December 31, 2010, the Company recorded an OTTI in income of $1.6 million, net of associated value of business acquired amortization.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2012		2011
(dollars in millions)	Amount	%	Amount	%
Property Type
Office	$34.1	65%	$36.0	64%
Retail	7.9	15	8.7	16
Industrial	7.6	14	7.9	14
Apartment	3.0	6	3.1	6

Total mortgage loans by property type	52.6	100	55.7	100

Geographic Region
Middle Atlantic	15.9	30	16.0	28
South Atlantic	10.7	20	11.6	21
New England	10.3	20	11.3	20
Pacific	8.1	15	8.4	15
East North Central	4.6	9	5.3	10
West North Central	3.0	6	3.1	6

Total mortgage loans by geographic region	52.6	100%	55.7	100%

State Exposure
Pennsylvania	13.1	25	13.1	23%
New Hampshire	10.3	20	11.3	20
Virginia	7.1	13	7.9	14
Ohio	4.6	9	5.3	10
California	4.8	9	5.0	9
Delaware	3.6	7	3.7	7
Washington	3.3	6	3.4	6
South Dakota	3.0	6	3.1	6
New Jersey	2.8	5	2.9	5

Total mortgage loans by state exposure	$52.6	100%	$55.7	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on real estate at December 31, 2012 and December 31, 2011 was $59.5 million and $61.8 million, respectively.

All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at December 31, 2012 and 2011. At December 31, 2012 and 2011, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ and S&P ended 2012 with increases of 7%, 16% and 13%, respectively, from 2011. The Dow, NASDAQ and S&P ended 2011 with increases (decreases) of 6%, (2%) and less than (0.1%), respectively, from 2010.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 70% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2012. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2012, average variable account balances decreased $0.6 billion (or 7%) to $7.1 billion as compared to the same period in 2011.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2012	2011	2010
Average medium term interest rate yield (a)	0.37%	0.40%	0.97%
Decrease in medium term interest rates (in basis points)	(3)	(57)	(46)
Credit spreads (in basis points) (b)	124	285	175
Expanding (contracting) of credit spreads (in basis points)	(161)	110	(25)
Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$69.4	$87.5	78.6
Interest-sensitive policyholder liabilities	(12.9)	(1.4)	(1.7)

Net change on market valuations	$56.5	$86.1	$76.9

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2012 and 2011, the Company had 11,855 and 12,939 life insurance and annuity contracts inforce with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.68% and 3.74% during 2012 and 2011, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.4% and 5.2% during 2012 and 2011, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2012 and 2011, the Company’s assets included $2.4 billion and $2.3 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2012 and 2011, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2012 and 2011, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

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

The following table summarizes the Company’s ratings at March 28, 2013:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2012:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$196.6	$358.1	$317.6	$1,957.7	$2,830.0
Separate Accounts (a)	919.9	1,583.8	1,419.1	5,104.2	9,027.0

	$1,116.5	$1,941.9	$1,736.7	$7,061.9	$11,857.0

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2012 and 2011, the Company’s estimated liability for future guaranty fund assessments was $0.6 million and $0.6 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $4.0 million and $3.8 million at December 31, 2012 and 2011, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

2012 compared to 2011

For the years ended December 31, 2012 and 2011, the Company recorded net income of $165.9 million and $18.7 million, respectively. The increase in income during 2012 as compared to 2011 was primarily due to higher income tax benefit, specifically the elimination of a tax valuation allowance in first quarter 2012 and negative annuity benefit unlocking from separate accounts outperforming expectations in 2012.

Policy charge revenue decreased $14.5 million to $187.7 million during 2012, as compared to $202.2 million in 2011. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2012	2011	Change
Asset-based policy charge revenue	$110.4	$114.4	$(4.0	) (a)
Guaranteed benefit based policy charge revenue	25.7	26.5	(0.8)
Non-asset based policy charge revenue	51.6	61.3	(9.7	) (b)

Total policy charge revenue	$187.7	$202.2	$(14.5)

(a) The decrease in asset-based policy charge revenue for 2012 was principally due to the decrease in average variable account balances.
(b) The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions.

Net realized investment losses increased $11.5 million to $23.4 million during 2012 as compared to $11.9 million in 2011. The following table provides the changes in net realized investment gains (losses) by type:

(dollars in millions)	2012	2011	Change
Credit related losses	$(0.4)	$(1.2)	$0.8
Interest related gains	7.8	9.0	(1.2)
Equity related losses	(30.2)	(18.6)	(11.6	) (a)
Associated amortization of VOBA	(0.6)	(1.1)	0.5

Total net realized investment losses	$(23.4)	$(11.9)	$(11.5)

Write-downs for OTTI included in net realized gains (losses) on investments	$(0.4)	$(1.2)	$0.8

(a)

The change in equity related losses principally relates to the increase in net losses on futures contracts during 2012 as compared to 2011. Short futures contracts fluctuate relative to the volatility in the S&P.

Policy benefits decreased $163.7 million during 2012 as compared to 2011. The following table provides the changes in policy benefits by type:

(dollars in millions)	2012	2011	Change
Annuity benefit unlocking	$(36.2)	$70.0	$(106.2	) (a)
Annuity benefit expense	17.7	81.7	(64.0	) (b)
Amortization (accretion) of deferred sales inducements	0.4	(3.0)	3.4
Life insurance mortality expense	35.7	32.6	3.1

Total policy benefits	$17.6	$181.3	$(163.7)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The decrease in annuity benefit expense was primarily due to the increase in risk neutral rates and higher equity market performance which resulted in a decrease in the fair value reserves in 2012 as compared to 2011.

Amortization (accretion) of DAC was $0.8 million and ($13.1) million for 2012 and 2011, respectively, which included favorable (unfavorable) unlocking of $1.9 million and ($3.0) million, respectively. The change in 2012 as compared to 2011 was principally driven by favorable equity markets resulting in amortization and favorable unlocking.

Amortization of VOBA was $19.9 million and $12.2 million for the years ended December 31, 2012 and 2011, respectively, which included favorable (unfavorable) unlocking of $4.3 million and ($11.6) million. 2012 was impacted by favorable equity markets and positive gross profits in the fourth quarter as compared to 2011.

Insurance expenses and taxes increased $0.5 million (or 1%) in 2012 as compared to 2011. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2012	2011	Change
Commissions	$35.3	$41.1	$(5.8	) (a)
General insurance expense	13.7	6.8	6.9	(b)
Taxes, licenses, and fees	0.6	1.2	(0.6)

Total insurance expenses and taxes	$49.6	$49.1	$0.5

(a)	Decrease in Commissions in 2012 due to lower trail commissions as a direct result of a declining block of business.
(b)	The increase in general insurance expense is primarily related to a change in guaranty fund assessments when compared to 2011.

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2012
Net revenues (a)	$127.6	$73.8	$201.4
Amortization of VOBA	16.3	3.6	19.9
Policy benefits (net of reinsurance recoveries)	(18.2)	35.8	17.6
Income tax expense (benefit)	(64.0)	1.1	(62.9)
Net income	143.8	22.1	165.9

2011
Net revenues (a)	$167.8	$76.5	$244.3
Amortization (accretion) of VOBA	(5.0)	17.2	12.2
Policy benefits (net of reinsurance recoveries)	148.6	32.7	181.3
Income tax expense (benefit)	(16.1)	1.1	(15.0)
Net income	5.3	13.4	18.7

2010
Net revenues (a)	$152.6	$76.2	$228.8
Amortization of VOBA	17.4	3.0	20.4
Policy benefits (net of reinsurance recoveries)	(0.6)	31.3	30.6
Income tax expense (benefit)	(25.0)	0.3	(24.7)
Net Income	111.6	26.3	137.9

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2012, 2011, or 2010.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. A description of our risk management and control systems is given below on the basis of significant identified risks for us. Our largest exposures are to changes in the financial markets (e.g; interest rate, credit and equity market risks) that affect the value of the investments, liabilities from products that we sold, deferred expenses, and value of business acquired.

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

The table below shows the interest rates at the end of the last five years:

	2012	2011	2010	2009	2008
3-Month US LIBOR	0.31%	0.58%	0.30%	0.25%	1.43%
10-Year U.S. Treasury	1.78%	1.89%	3.38%	3.85%	2.21%

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

Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2012
Shift Up of 100 Basis Points	$ (3.1)	$ (65.4)
Shift Down of 100 Basis Points	$ (0.8)	$ 64.0

2011
Shift Up of 100 Basis Points	$ (3.4)	$ (63.2)
Shift Down of 100 Basis Points	$ (14.5)	$ 48.3

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	2012	2011	2010	2009	2008
S&P 500	1,426	1,258	1,258	1,115	903
NASDAQ	3,020	2,605	2,653	2,269	1,577
DOW	13,104	12,218	11,578	10,428	8,776

The sensitivity analysis of net income to change in equity prices is presented in the table below. The sensitivity of net income to changes in equity markets reflects changes in the market value of the Company’s portfolio, changes in DAC amortization and the strengthening of the guaranteed minimum benefits, where applicable. The results of equity sensitivity tests are non-linear. The main reason for this is due to equity options sold to clients that are embedded in some of these products and the more severe scenarios could cause accelerated DAC amortization and guaranteed minimum benefits provisioning, while moderate scenarios may not. The higher losses in the 2012 increase scenarios and the lower losses in the decrease scenarios are the result of the equity collars acquired in the fourth quarter of 2012.

Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2012	2011
Equity Increase of 10%	$ (135.5)	$ 31.1
Equity Increase of 20%	$ (284.5)	$ 55.6

Equity Decrease of 10%	$ (34.3)	$ (38.6)
Equity Decrease of 20%	$ (27.6)	$ (95.7)

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2012. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2012	2011
20% Increase in Lapse Rates	$(0.8)	$0.5
20% Decrease in Lapse Rates	$(0.9)	$(0.5)

10% Increase in Mortality Rates	$(5.8)	$(4.5)
10% Decrease in Mortality Rates	$3.7	$4.6

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

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by TALIC in the reports that it files or submits under the Exchange Act is accumulated and communicated to TALIC’s management, including TALIC’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. TALIC’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of TALIC’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, TALIC’s President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

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

TALIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALIC’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALIC’s internal control over financial reporting as of December 31, 2012 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALIC’s management concluded that the internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of TALIC’s registered public accounting firm regarding internal control over financial reporting because TALIC is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2012, there have been no changes in TALIC’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALIC’s internal control over financial reporting.

Item 9B. Other Information

No information is required to be disclosed under this item.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General instruction I. of form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALIC’s Financial Statements in 2012, 2011 and 2010 were:

	2012	2011	2010
Audit (a)	$680,000	$700,000	$760,000

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

During 2012, all services provided to TALIC by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 28, 2013 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2012 and 2011.

c.	Statements of Income for the Years Ended December 31, 2012, 2011 and 2010.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2012, 2011 and 2010.

f.	Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010.

g.	Notes to Financial Statements for the Years Ended December 31, 2012, 2011 and 2010.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.25	Form of Group Fixed Contingent Annuity Contract. (Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

4.26	Form of Group Fixed Contingent Annuity Certificate. (Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.)

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.)

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.)

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm, is filed herewith.

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

24.2	Powers of Attorney for Thomas A. Swank. (Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

24.3	Power of Attorney for Richard J. Wirth, is filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

[Ernst & Young LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 28, 2013

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2012	2011
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2012 - $1,754,007; 2011 - $1,688,276)	$1,964,452	$1,842,081
Fixed maturity trading securities	-	2,521
Equity available-for-sale securities, at estimated fair value (cost: 2012 - $38,996; 2011 - $36,145)	41,211	31,040
Limited partnerships	6,548	8,119
Mortgage loans on real estate	52,619	55,667
Policy loans	752,437	792,602

Total investments	2,817,267	2,732,030

Cash and cash equivalents	296,855	328,844
Accrued investment income	37,567	37,986
Deferred policy acquisition costs	44,678	45,039
Deferred sales inducements	10,004	10,355
Value of business acquired	271,351	309,559
Goodwill	2,800	2,800
Current income taxes - net	6,430	-
Deferred income taxes - net	43,977	-
Reinsurance receivables - net	2,186	2,439
Receivable for investments sold - net	-	1,089
Other assets	33,118	38,606
Separate Accounts assets	6,968,855	7,007,468

Total Assets	$10,535,088	$10,516,215

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

	December 31,
(dollars in thousands, except share data)	2012	2011
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,383,757	$1,453,395
Future policy benefits	418,689	475,875
Claims and claims settlement expenses	40,338	45,504

Total policyholder liabilities and accruals	1,842,784	1,974,774

Payables for collateral under securities loaned and reverse repurchase agreements	242,650	243,982
Derivative liabilities	11,711	1,341
Current income taxes - net	-	2,450
Deferred income taxes - net	-	7,879
Affiliated payables - net	6,989	8,036
Payable for investments purchased - net	6,622	-
Other liabilities	5,217	7,382
Separate Accounts liabilities	6,968,855	7,007,468

Total Liabilities	9,084,828	9,253,312

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	96,710	75,229
Retained deficit	(15,586)	(181,462)

Total Stockholder’s Equity	1,450,260	1,262,903

Total Liabilities and Stockholder’s Equity	$10,535,088	$10,516,215

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010
Revenues
Policy charge revenue	$187,707	$202,216	$204,618
Net investment income	107,106	127,519	127,647
Net realized investment losses
Other-than-temporary impairment losses on securities	(66)	(3,743)	(5,469)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	3,572	4,335
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(259)	(1,004)	(423)

Net other-than-temporary impairment losses on securities recognized in income	(325)	(1,175)	(1,557)
Net realized investment losses, excluding other-than-temporary impairment losses on securities	(23,051)	(10,724)	(22,889)

Net realized investment losses	(23,376)	(11,899)	(24,446)

Total Revenues	271,437	317,836	307,819

Benefits and Expenses
Interest credited to policyholder liabilities	70,058	73,529	79,066
Policy benefits (net of reinsurance recoveries: 2012 - $12,444; 2011 - $13,529; 2010 - $16,926)	17,618	181,292	30,630
Reinsurance premium ceded	10,461	11,093	14,360
Amortization (accretion) of deferred policy acquisition costs	784	(13,104)	(3,690)
Amortization of value of business acquired	19,900	12,152	20,353
Insurance expenses and taxes	49,636	49,176	53,940

Total Benefits and Expenses	168,457	314,138	194,659

Income Before Taxes	102,980	3,698	113,160

Income Tax Expense (Benefit)
Current	782	(1,151)	(436)
Deferred	(63,678)	(13,810)	(24,266)

Income Tax Expense (Benefit)	(62,896)	(14,961)	(24,702)

Net Income	$165,876	$18,659	$137,862

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010

Net Income	$165,876	$18,659	$137,862

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains arising during the period	78,034	89,291	76,723
Reclassification adjustment for (gains) losses included in net income	(4,327)	(4,121)	5,353

	73,707	85,170	82,076

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	(3,572)	(4,335)
Change in previously recognized unrealized other-than-temporary impairments	(10,040)	4,920	401
Reclassification adjustment for other-than-temporary impairments included in net income	294	1,004	423

	(9,746)	2,352	(3,511)
Adjustments
Policyholder liabilities	(12,912)	(1,388)	(1,672)
Value of business acquired	(17,747)	(12,235)	(18,611)
Deferred federal income taxes	(11,821)	(26,157)	(20,691)

	(42,480)	(39,780)	(40,974)

Total other comprehensive income, net of taxes	21,481	47,742	37,591

Comprehensive Income	$187,357	$66,401	$175,453

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (loss)
Balance at beginning of year	$75,229	$27,487	$(10,104)
Total other comprehensive income, net of taxes	21,481	47,742	37,591

Balance at end of year	$96,710	$75,229	$27,487

Retained Deficit
Balance at beginning of year	$(181,462)	$(200,121)	$(337,983)
Net income	165,876	18,659	137,862

Balance at end of year	$(15,586)	$(181,462)	$(200,121)

Total Stockholder’s Equity	$1,450,260	$1,262,903	$1,196,502

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$165,876	$18,659	$137,862
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	361	(13,602)	(4,707)
Change in deferred sales inducements	352	(3,085)	(974)
Change in value of business acquired	19,900	12,152	20,353
Change in benefit reserves	(48,567)	109,378	(51,419)
Change in income tax accruals	(72,558)	(15,467)	(24,352)
Change in claims and claims settlement expenses	(5,166)	11,827	831
Change in other operating assets and liabilities, net	10,656	(10,174)	30,421
Amortization of investments	1,935	1,438	775
Limited partnership asset distributions	-	(1,152)	(386)
Interest credited to policyholder liabilities	70,058	73,529	79,066
Change in fair value of derivatives	18,177	752	353
Net increase in fixed maturity trading securities	(109)	(326)	(1,564)
Net realized investment losses	23,376	11,899	24,446

Net cash and cash equivalents provided by operating activities	184,291	195,828	210,705

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	267,437	181,763	483,148
Maturities of available-for-sale securities and mortgage loans	193,317	116,349	160,270
Purchases of available-for-sale securities	(520,809)	(428,704)	(861,126)
Sales of trading securities	2,632	20,943	-
Sales of limited partnerships	1,455	2,877	3,189
Change in affiliated short-term note receivable	-	-	40,000
Change in payable for collateral under securities loaned and reverse repurchase agreements	(1,332)	83,619	11,313
Cash received in connection with derivatives	-	2,844	-
Cash paid in connection with derivatives	(7,808)	(2,608)	-
Policy loans on insurance contracts, net	40,165	35,036	39,723
Net settlement on futures contracts	(30,225)	(18,571)	(26,864)
Other	115	(218)	873

Net cash and cash equivalents used in investing activities	$(55,053)	$(6,670)	$(149,474)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$28,821	$27,592	$40,784
Policyholder withdrawals	(190,048)	(196,520)	(222,249)

Net cash and cash equivalents used in financing activities	(161,227)	(168,928)	(181,465)

Net increase (decrease) in cash and cash equivalents (1)	(31,989)	20,230	(120,234)
Cash and cash equivalents, beginning of year	328,844	308,614	428,848

Cash and cash equivalents, end of year	$296,855	$328,844	$308,614

(1)

Included in net increase (decrease) in cash and cash equivalents is interest received (2012 - $0; 2011 - $94; 2010 - $109); interest paid (2012 - $7; 2011 - $18; 2010 - $36); federal income taxes paid (2012 - $10,000; 2011 - $500; 2010 - $3,200); and federal income taxes received (2012 - $0; 2011 - $0; 2010 - $3,589)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

NOTES TO FINANCIAL STATEMENTS

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

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In particular, in the Statements of Cash Flows, changes in the fair value of derivatives have been reclassified from Investing Activities into Operating Activities. These reclassifications have no effect on net income or stockholder’s equity.

Accounting Estimates and Assumptions

The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, value of business acquired, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.

Investments

Fixed maturity and equity securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports which highlight significant price changes, stale prices or un-priced securities. Additionally, the Company performs back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market, as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the fair value.

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

Limited partnerships

At December 31, 2012 the Company had an investment in one limited partnership that was not publicly traded. This partnership is carried at estimated fair value which is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. At December 31, 2011, the Company had investments in two limited partnerships that are not publicly traded. One of the partnerships was carried at estimated fair value while the remaining partnership was carried at cost until it was disposed of in 2012.

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

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated collateral value. Changing economic conditions impact the Company’s valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. The Company does not accrue interest on loans ninety days past due. The Company also establishes a general reserve which is calculated by applying a percentage, based on risk rating and maturity, to the outstanding loan balance

Policy loans

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

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, options, and variance swaps to hedge the costs of the volatility of the S&P market.

Futures contracts are used to hedge the liability risk associated with products providing the policyholder a return based on various global equity market indices. Futures are marked to market on a daily basis whereby a cash payment is made or received by the Company. These payments are recognized as realized investment gains (losses) in the Statements of Income.

Equity collars, which are a combination of put and call options, have been entered into by the Company to hedge the equity risk associated with variable annuities and variable universal life products. The collars do not accrue interest and had an initial net cost of zero. A single receipt or payment occurs at maturity or termination.

Variance swaps are used to hedge the gamma risk created when delta hedging the minimum guarantee benefit riders associated with variable annuity products. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

All derivatives, recognized on the Balance Sheet, are carried at fair value with changes in fair value recognized in the Statements of Income. The Company does not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves. At termination, the final fair value of the variance swaps or equity collars is recorded as a realized investment gain (loss) in the Statements of Income.

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

At December 31, 2012 and 2011, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2012 and 2011, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. The Company performed tests of goodwill at December 31, 2012, 2011, and 2010 and determined there was no impairment of goodwill.

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

	2012	2011
Interest-sensitive life products	4.00% - 4.85%	4.00% - 4.85%
Interest-sensitive deferred annuities	0.25% - 4.90%	0.25% - 6.05%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 2.55% to 5.75% during 2012 and 2011, respectively. See Note 5 to the Financial Statements for further discussion.

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

The Company filed a separate federal income tax return for the years 2008 through 2012. Beginning in 2013 and assuming no changes in ownership, the Company will join the affiliated consolidated tax group. A tax return has been filed for 2012, 2011 and 2010, but no examination by the Internal Revenue Service has commenced.

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

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The guidance will be effective for the Company on January 1, 2013, which affects disclosures and therefore will not impact the Company’s results of operations and financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,284,009	$-	$1,284,009
Asset-backed securities	-	104,664	-	104,664
Commercial mortgage-backed securities	-	109,050	-	109,050
Residential mortgage-backed securities	-	97,144	91	97,235
Municipals	-	1,104	-	1,104
Government and government agencies
United States	357,366	-	-	357,366
Foreign	3,802	7,222	-	11,024

Total fixed maturity AFS securities (a)	361,168	1,603,193	91	1,964,452
Equity securities (a)
Banking securities	-	34,234	-	34,234
Other financial services securities	-	491	-	491
Industrial securities	233	6,253	-	6,486

Total equity securities (a)	233	40,978	-	41,211
Cash equivalents (b)	-	299,716	-	299,716
Limited partnerships (c)	-	-	6,548	6,548
Separate Accounts assets (d)	6,968,855	-	-	6,968,855

Total assets	$7,330,256	$1,943,887	$6,639	$9,280,782

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(17,397)	$(17,397)
Derivative liabilities (f)	-	11,711	-	11,711

Total liabilities	$-	$11,711	$(17,397)	$(5,686)

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,164,173	$-	$1,164,173
Asset-backed securities	-	96,783	9,365	106,148
Commercial mortgage-backed securities	-	119,050	-	119,050
Residential mortgage-backed securities	-	82,770	1,449	84,219
Municipals	-	1,210	-	1,210
Government and government agencies
United States	356,960	-	-	356,960
Foreign	3,779	6,542	-	10,321

Total fixed maturity AFS securities (a)	360,739	1,470,528	10,814	1,842,081
Fixed maturity trading securities (a) - corporate securities	-	2,521	-	2,521
Equity securities (a)
Banking securities	-	24,993	-	24,993
Other financial services securities	-	394	-	394
Industrial securities	-	5,653	-	5,653

Total equity securities (a)	-	31,040	-	31,040
Cash equivalents (b)	-	336,130	-	336,130
Limited partnerships (c)	-	-	8,119	8,119
Separate Accounts assets (d)	7,007,468	-	-	7,007,468

Total assets	$7,368,207	$1,840,219	$18,933	$9,227,359

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$14,120	$14,120
Derivative liabilities (f)	-	1,341	-	1,341

Total liabilities	$-	$1,341	$14,120	$15,461

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At December 31, 2012 and 2011, less than 0.5% of fixed maturity AFS securities were valued using internal models.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the abovementioned table.
(c)

The Company has an investment in a limited partnership for which the fair value was derived from management’s review of the underlying financial statements that were prepared on a GAAP basis at December 31, 2012 and 2011.

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

(f)

Derivative liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps and equity collars for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Fair value for the equity collar’s put and call options is calculated using the Black-Scholes model using market observable inputs for the underlying market price and volatility surface.

During 2012 and 2011, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$8,119	$10,814	$9,415	$14,634
Change in unrealized gains (b)	-	608	-	840
Sales	(1,455)	(7,088)	(2,663)	(4,191)
Transfers into Level 3	-	-	-	4
Transfers out of Level 3	-	(4,814)	-	(508)
Changes in valuation (c)	(116)	300	215	35
Net realized investment gains (d)	-	271	1,152	-

Balance at end of period (a)	$6,548	$91	$8,119	$10,814

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at December 31, 2012 was due to sales and a bond that transferred out of Level 3 due to the availability of market observable data (Level 2) from an external pricing source. The decrease in Level 3 fixed maturity AFS securities at December 31, 2011 was primarily due to sales and availability of market observable data (Level 2).

The Company’s Level 3 liabilities (assets) consist of provisions for GMWB, SALB and GMIB reinsurance. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB and SALB, an increase (decrease) in credit spread in isolation would result in a lower (higher) fair value measurement and increases (decreases) in volatility in isolation would result in a higher (lower) fair value measurement. Changes in the Company’s credit spread and volatility assumption have an inverse reaction for GMIB reinsurance, due to this reserve being an asset.

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 80 basis points (“bps”) and 135 bps at December 31, 2012 and 2011, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.4% at December 31, 2012 and 25.7% at December 31, 2011. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$108,637	$(94,517)	$31,001	$(56,417)
Changes in interest rates (a)	2,560	(7,176)	55,032	(27,361)
Changes in equity markets (a)	(24,762)	9,746	20,561	(9,759)
Other (a)	(12,413)	528	2,043	(980)

Balance at end of period (b)	$74,022	$(91,419)	$108,637	$(94,517)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2012, the change in GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance. The SALB reserve was $43 due to low sales volume during 2012. During 2011, the change in GMWB and GMIB reinsurance reserves was primarily driven by the reduction in risk neutral rates and lower equity market performance.

The Level 3 asset at December 31, 2012 consists of a residential mortgage-backed security (“RMBS”) that is valued using a discounted cash flow approach. This approach utilizes assumptions that are typically developed based upon assumptions observed for similar securities, to the extent possible, with reviews performed on any significant changes in measurements from one period to the next. The primary unobservable assumptions used in the fair value measurement of these securities are prepayment rates, probability of default, and loss severity in the event of default. Increases (decreases) in any of those inputs would result in a lower (higher) fair value measurement. Typically, changes in the assumptions used for the probability of default and loss severity move in the same direction, while changes in the assumption used for prepayment rates would move in the opposite direction.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at December 31, 2012:

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Structured securities
Residential mortgage-backed securities	$91

Total structured securities	91	Discounted cash flows	Constant prepayment rate	1%
			Probability of default	12%
			Loss severity	65%

Limited partnership	6,548	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$6,639

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$74,022	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(91,419)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(17,397)

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at December 31, 2012 and December 31, 2011:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$59,548	$59,548
Policy loans (b)	-	752,437	-	752,437

Total assets	$-	$752,437	$59,548	$811,985

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$61,833	$61,833
Policy loans (b)	-	792,602	-	792,602

Total assets	$-	$792,602	$61,833	$854,435

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or remaining maturities.

(b)	Policy Loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2012 and 2011 were:

	December 31, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,145,614	$139,290	$(894)	$1,284,010
Asset-backed securities	102,492	3,583	(1,412)	104,663
Commercial mortgage-backed securities	97,266	11,784	-	109,050
Residential mortgage-backed securities	92,292	5,178	(234)	97,236
Municipals	1,076	28	-	1,104
Government and government agencies
United States	306,430	50,935	-	357,365
Foreign	8,837	2,187	-	11,024

Total fixed maturity AFS securities	$1,754,007	$212,985	$(2,540)	$1,964,452

Equity securities
Banking securities	$32,820	$2,686	$(1,273)	$34,233
Other financial services securities	150	341	-	491
Industrial securities	6,026	463	(2)	6,487

Total equity securities	$38,996	$3,490	$(1,275)	$41,211

	December 31, 2011
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,068,904	$99,060	$(3,791)	$1,164,173
Asset-backed securities	107,373	5,944	(7,169)	106,148
Commercial mortgage-backed securities	109,318	9,913	(181)	119,050
Residential mortgage-backed securities	83,576	4,108	(3,465)	84,219
Municipals	1,124	86	-	1,210
Government and government agencies
United States	309,063	47,897	-	356,960
Foreign	8,918	1,403	-	10,321

Total fixed maturity AFS securities	$1,688,276	$168,411	$(14,606)	$1,842,081

Equity securities
Banking securities	$30,189	$-	$(5,196)	$24,993
Other financial services securities	165	229	-	394
Industrial securities	5,791	-	(138)	5,653

Total equity securities	$36,145	$229	$(5,334)	$31,040

(1)	Subsequent unrealized gains (losses) on other-than-temporary (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2012 and 2011 were:

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,680,467	$1,886,198	$1,622,322	$1,783,734
Below investment grade	73,540	78,254	65,954	58,347

Total fixed maturity AFS securities	$1,754,007	$1,964,452	$1,688,276	$1,842,081

At December 31, 2012 and 2011 the estimated fair value of fixed maturity securities rated BBB- were $96,136 and $61,750, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2012 and 2011 by contractual maturities were:

	December 31, 2012		December 31, 2011
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$81,476	$82,721	$44,125	$44,653
Due after one year through five years	258,569	278,158	243,351	256,758
Due after five years through ten years	852,450	955,898	876,074	949,419
Due after ten years	269,462	336,726	224,459	281,834

	1,461,957	1,653,503	1,388,009	1,532,664
Mortgage-backed securities and other asset-backed securities	292,050	310,949	300,267	309,417

Total fixed maturity AFS securities	$1,754,007	$1,964,452	$1,688,276	$1,842,081

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

During 2012, 2011 and 2010, there was $101, $612, and $1,675, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2012, 2011, and 2010 there was $1,069, $394, and ($1,462), respectively, of income (loss) recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of $960 and $98 during 2012 and 2011, respectively, on the conversion of fixed maturity trading securities to preferred stock. There were no conversions of fixed maturity trading securities to preferred stock in 2010.

The Company had investment securities with an estimated fair value of $22,121 and $20,291 that were deposited with insurance regulatory authorities at December 31, 2012 and 2011, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$16,567	$16,942	$(375)
Asset-backed securities	12,187	12,222	(35)
Commercial mortgage-backed securities	11	11	-
Residential mortgage-backed securities	9	10	(1)
Equity securities - industrial securities	233	235	(2)

Total fixed maturity and equity securities	29,007	29,420	(413)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	7,780	8,070	(290)
Residential mortgage-backed securities	25	26	(1)

Total fixed maturity and equity securities	7,805	8,096	(291)

Greater than one year
Fixed maturity AFS securities
Corporate securities	10,795	11,024	(229)
Asset-backed securities	18,690	20,067	(1,377)
Residential mortgage-backed securities	10,638	10,870	(232)
Equity securities - banking securities	5,358	6,631	(1,273)

Total fixed maturity and equity securities	45,481	48,592	(3,111)

Total fixed maturity and equity securities	$82,293	$86,108	$(3,815)

	December 31, 2011
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$47,771	$51,014	$(3,243)
Asset-backed securities	33,112	33,399	(287)
Commercial mortgage-backed securities	8,312	8,493	(181)
Residential mortgage-backed securities	102	105	(3)
Equity securities
Banking securities	13,648	15,058	(1,410)
Industrial securities	5,653	5,791	(138)

Total fixed maturity and equity securities	108,598	113,860	(5,262)

Greater than six months but less than or equal to one year
Equity securities - banking securities	6,973	8,500	(1,527)

Total fixed maturity and equity securities	6,973	8,500	(1,527)

Greater than one year
Fixed maturity AFS securities
Corporate securities	11,545	12,093	(548)
Asset-backed securities	11,284	18,166	(6,882)
Residential mortgage-backed securities	14,576	18,038	(3,462)
Equity securities - banking securities	4,372	6,631	(2,259)

Total fixed maturity and equity securities	41,777	54,928	(13,151)

Total fixed maturity and equity securities	$157,348	$177,288	$(19,940)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 52 and 68 at December 31, 2012 and 2011, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at December 31, 2012, and the estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% and greater than 40% at December 31, 2011 were as follows:

	December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$3,655	$(1,180)	1

Total	$3,655	$(1,180)	1

	December 31, 2011
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Less than or equal to six months	$2,381	$(635)	2
Greater than one year	25,483	(11,929)	7

Total	$27,864	$(12,564)	9

Decline > 40%
Greater than one year	$3,544	$(3,039)	2

Total	$3,544	$(3,039)	2

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during 2012 and 2011 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at December 31, 2012 and 2011 were as follows:

	December 31,
	2012	2011
Assets
Fixed maturity securities	$210,445	$153,805
Equity securities	2,215	(5,105)
Value of business acquired	(49,810)	(32,064)

	162,850	116,636

Liabilities
Policyholder account balances	(12,912)	-
Federal income taxes - deferred	(53,228)	(41,407)

	(66,140)	(41,407)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$96,710	$75,229

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the years ended December 31, 2012 and 2010. There was $75 of prepayment premiums collected for the year ended December 31, 2011. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2012 and 2011 was $59,548 and $61,833, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at December 31, 2012 and 2011 was $25 and $28, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at December 31, 2012 or 2011. The change in the credit loss allowances on mortgage loans by type of property for the years ended December 31 was as follows:

	December 31,
Commercial	2012	2011
Balance at beginning of period	$28	$666
Charge offs	-	(633)
Provision	(3)	(5)

Balance at end of period	$25	$28

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, and California which account for approximately 76% of mortgage loans at December 31, 2012.

The credit quality of mortgage loans by type of property for the years ended December 31 was as follows:

	December 31,
Commercial	2012	2011
AAA - AA	$20,821	$21,949
A	31,823	22,471
BBB	-	11,275

Total mortgage loans on real estate	52,644	55,695
Less: general reserve	(25)	(28)

Total mortgage loans on real estate, net	$52,619	$55,667

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2012 and 2011 was $752,437 and $792,602, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Securities Lending

The Company loans securities under securities lending agreements. The amortized cost of securities out on loan at December 31, 2012 and 2011 was $187,240 and $205,909, respectively. The estimated fair value of securities out on loan at December 31, 2012 and 2011 was $206,241 and $239,207, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At December 31, 2012, the payable for reverse repurchase agreements was $26,355. At December 31, 2012, the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26,222 and $25,986, respectively. There were no reverse repurchase agreements at December 31, 2011.

Derivatives

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB.

S&P 500 Composite Stock Price Index futures contracts are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. At December 31, 2012, the Company had 412 outstanding short futures contracts with a notional value of $145,702. At December 31, 2011, the Company had 630 outstanding short futures contracts with a notional value of $197,285.

The Company uses variance swaps to hedge equity risk. At December 31, 2012, the Company had variance swaps with a notional value of $11 and a net fair value of ($1,910). The Company recognized $569 of realized losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the year ended December 31, 2012. At December 31, 2011, the Company had variance swaps with a notional value of $5 and a net fair value of ($1,341). The Company recognized $988 of realized losses from the change in fair value of the variance swaps in net investment income in the Statements of Income during the year ended December 31, 2011.

The Company also uses equity collars to hedge equity risk. These derivatives were purchased in the fourth quarter of 2012 as part of a hedging program which, with a zero cost at issue, hedges a portion of equity market decline by selling a portion of market upside above the Company’s long-term expected return. At December 31, 2012, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($9,800).

The Company will not seek hedge accounting on these hedges because, in most cases, the derivatives’ change in value will create a natural offset in the Statements of Income with the change in reserves.

The Company can also receive or pledge collateral related to derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At December 31, 2012, the Company has pledged securities in the amount of $4,949 to counterparties. At December 31, 2011, there was no cash collateral pledged or received on derivative transactions in accordance with the credit support agreement.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $9,921 and $16,892 as of December 31, 2012 and 2011, respectively.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2012	2011	2010
Fixed maturity AFS securities	$81,650	$80,146	$77,950
Fixed maturity trading securities	209	908	213
Equity securities	2,070	1,606	1,050
Limited partnerships	(116)	1,357	2,514
Mortgage loans on real estate	3,527	3,712	4,360
Policy loans	40,833	42,384	44,324
Cash and cash equivalents	934	856	858
Derivatives	(18,178)	(752)	(353)
Other	421	377	346

Gross investment income	111,350	130,594	131,262
Less: investment expenses	(4,244)	(3,075)	(3,615)

Net investment income	$107,106	$127,519	$127,647

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2012	2011	2010
Proceeds	$267,437	$178,888	$479,248
Gross realized investment gains	8,021	9,000	11,209
Gross realized investment losses	(253)	(231)	(2,723)

Proceeds on AFS securities sold at a realized loss	6,647	5,447	114,547

Net realized investment losses for the years ended December 31 were as follows:

	2012	2011	2010
Fixed maturity AFS securities	$7,378	$7,564	$6,660
Equity securities	30	29	10
Limited partnerships	-	(58)	(2,268)
Mortgage loans on real estate	2	243	(1,262)
Derivatives	(30,225)	(18,571)	(26,864)
Adjustment related to VOBA	(561)	(1,106)	(722)

Net realized investment losses	$(23,376)	$(11,899)	$(24,446)

In 2012 and 2011 there were no impaired limited partnerships. During 2010, the Company recorded a limited partnership impairment of $3,828 due to the decline in fair value of the fund being deemed to be other-than-temporary with the recovery in value from the remaining underlying investments in the fund not anticipated.

There were no impaired mortgage loans in 2012 and 2011. During 2010, the Company established a valuation allowance of $634 for an impaired mortgage loan. A valuation allowance is established when the excess carrying value of the mortgage loan exceeds the estimated collateral value. In addition, mortgage loan losses include a loss of $654 at December 31, 2010, for a mortgage loan which was impaired and sold during the fourth quarter 2010.

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	December 31,
	2012	2011
Balance at beginning of period	$2,229	$2,014
Credit loss impairment recognized in the current period on securities not previously impaired	-	27
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	294	1,004
Accretion of credit loss impairments previously recognized	(1,103)	(816)

Balance at end of period	$1,420	$2,229

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	2012	2011	2010
Gross OTTI losses on securities	$360	$4,747	$6,150
Net OTTI loss recognized in OCI	-	3,572	4,335

Net OTTI losses	360	1,175	1,815
VOBA	(35)	-	(258)

Net OTTI losses recognized in income	$325	$1,175	$1,557

During 2012, the Company impaired is holding on a corporate non-convertible bond for $66 as part of a pre-packaged bankruptcy. The Company impaired its holding in a 2007 vintage subprime RMBS for $42, a previously OCI impaired holding of a 2005 vintage RMBS for $44, a 2007 vintage subprime RMBS for $148 and a previously OCI impaired 2007 vintage subprime RMBS for $59 due to an adverse change in cash flows.

During 2011, the Company impaired its holdings of 2007 vintage subprime RMBS for $712 due to an adverse change in cash flows, a 2006 vintage subprime RMBS for $63, a corporate bond for $258 due to adverse changes in cash flows and a corporate non-convertible security for $142 due to a pre-packaged bankruptcy.

For the year ended December 31, 2010, the gross impairment losses recognized in the Statements of Income were primarily driven by the impairment of a 2005 vintage RMBS for $722 and a 2007 vintage subprime RMBS for $272 due to adverse changes in cash flows. A corporate bond was also impaired for $397 due to the intent to sell or being more likely than not required to sell. In addition, the Company impaired its holding of a 2007 vintage subprime RMBS for $423.

Note 4. VOBA, DAC, and DSI

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term and short-term growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at December 31, 2012, 2011 and 2010.

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2012	2011
Balance at beginning of period	$309,559	$335,051
Amortization expense	(24,195)	(573)
Unlocking	4,295	(11,579)
Adjustment related to realized gains on investments and OTTI	(561)	(1,106)
Adjustment related to unrealized gains and OTTI on investments	(17,747)	(12,235)

Balance at end of period	$271,351	$309,559

2012 was impacted by higher gross profits, principally driven by favorable equity market performance resulting in amortization and favorable unlocking as compared to 2011.

The estimated future amortization of VOBA from 2013 to 2017 is as follows:

2013	$26,818
2014	26,761
2015	25,895
2016	25,519
2017	24,956

DAC and DSI

The change in the carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2011	$31,437	$7,270
Capitalization	498	48
Accretion	16,098	3,645
Unlocking	(2,994)	(608)

Balance, December 31, 2011	45,039	10,355
Capitalization	423	23
Amortization	(2,638)	(920)
Unlocking	1,854	546

Balance, December 31, 2012	$44,678	$10,004

The decrease in DAC and DSI in 2012 as compared to 2011 was principally driven by favorable equity market performance resulting in amortization and favorable unlocking as compared to 2011.

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2012
Net amount at risk (a)	$1,109,211	$9,899	$158,732
Average attained age of contract owners	68	65	73
Weighted average period remaining until expected annuitization	n/a	2.6 yrs	n/a

2011
Net amount at risk (a)	$1,448,303	$15,078	$204,271
Average attained age of contract owners	71	64	72
Weighted average period remaining until expected annuitization	n/a	3.5 yrs	n/a

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2011	$114,528	$31,991
Guaranteed benefits incurred	35,489	13,657
Guaranteed benefits paid	(42,571)	-
Unlocking	36,934	33,026

Balance, December 31, 2011	144,380	78,674
Guaranteed benefits incurred	33,900	15,396
Guaranteed benefits paid	(29,382)	-
Unlocking	(3,985)	(32,248)

Balance, December 31, 2012	$144,913	$61,822

The change in reserve was primarily driven by more favorable than expected separate account returns and policy holder behavior assumption unlocking decreased GMIB reserves compared to 2011.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2012
GMDB only	$1,407,025	$654,889	$507,416	$126,097	$2,695,427
GMDB and GMIB	968,539	318,493	383,368	31,286	1,701,686
GMDB and GMWB	359,497	98,019	197,787	1,867	657,170
GMWB only	141,326	38,556	76,676	1,628	258,186
GMIB only	84,446	21,553	50,567	2,584	159,150
No guaranteed benefit	14,437	4,588	14,422	310	33,757

Total	$2,975,270	$1,136,098	$1,230,236	$163,772	$5,505,376

2011
GMDB only	$1,442,519	$635,018	$514,187	$153,684	$2,745,408
GMDB and GMIB	994,502	267,283	390,801	37,043	1,689,629
GMDB and GMWB	372,978	68,399	196,968	2,147	640,492
GMWB only	146,893	26,437	74,768	1,643	249,741
GMIB only	81,900	15,646	49,084	2,905	149,535
No guaranteed benefit	15,421	3,498	12,893	691	32,503

Total	$3,054,213	$1,016,281	$1,238,701	$198,113	$5,507,308

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2012	2011
Balanced	$645,487	$654,817
Equity	485,744	468,542
Bond	194,422	202,761
Money Market	137,826	174,040

Total	$1,463,479	$1,500,160

Note 6. Federal Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31:

	2012	2011	2010
Provisions for income taxes computed at Federal statutory rate (35%)	$36,210	$1,292	$39,606
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(8,120)	(10,220)	(9,275)
Tax credits	(919)	(567)	(1,588)
Valuation allowance on deferred tax assets	(90,402)	(2,549)	(52,555)
Provision to return adjustment	910	(1,149)	(2,702)
Unrecognized tax benefits	126	(1,777)	676
Tax goodwill amortization	(225)	-	(198)
Other	(476)	9	1,334

Federal income tax provision	$(62,896)	$(14,961)	$(24,702)

Effective tax rate	N/M	N/M	N/M

The effective tax rate was not meaningful for December 31, 2012, 2011, and 2010. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2012	2011
Deferred tax assets
DAC	$52,101	$65,820
Net operating and capital loss carryforward	151,777	183,935
Intangible assets	49,239	54,303
Tax credits	12,181	8,445
Other	18,329	3,103
Liability for guaranty fund assessments	155	153

Total deferred tax assets	283,782	315,759
Valuation allowance	-	(90,402)

Net deferred tax assets	283,782	225,357

Deferred tax liabilities
VOBA	94,661	108,277
Policyholder account balance	44,126	62,618
Investment adjustments	101,018	62,341

Total deferred tax liabilities	239,805	233,236

Total net deferred tax asset (liability)	$43,977	$(7,879)

At December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. The valuation allowance for deferred tax assets at December 31, 2011 was $90,402. At March 31, 2012, management determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. At December 31, 2011 the valuation allowance was related to deferred tax assets on a net operating loss carryforward and other assets that, in the judgment of management, were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,648 (gross $7,566) and $2,522 (gross $7,205) that should not be recognized at December 31, 2012 and December 31, 2011, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2012	2011
Balance at beginning of period	$2,522	$4,299
Additions for tax positions of prior years	126	-
Reductions for tax positions of prior years	-	(1,777)

Balance at end of period	$2,648	$2,522

At December 31, 2012 and 2011, the Company had an operating loss carryforward for federal income tax purposes of $426,083 (net of the ASC 740 reduction of $7,566) and $518,325 (net of the ASC 740 reduction of $7,205), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. At December 31, 2012 and 2011, the Company did not have a capital loss carryforward for federal income tax purposes. At December 31, 2012 and 2011, the Company had a foreign tax credit carryforward of $7,907 and $5,956, respectively, with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $4,274 and $2,488, at December 31, 2012 and 2011, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at December 31, 2012. The Company has recognized $5 in penalties in its financial statements at December 31, 2011. The Company recognized interest (income) expense of ($30) and $30 at December 31, 2012 and 2011, respectively.

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

The Company’s statutory net income (loss) for the years ended December 31, 2012, 2011, and 2010 was $178,189, ($340,218), and $181,242, respectively.

Statutory capital and surplus at December 31, 2012 and 2011 was $636,158 and $438,047, respectively. At December 31, 2012 and 2011, approximately $215,556 and $43,805, respectively, of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2012 and 2011, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2012 and 2011, based on the RBC formula, the Company’s total adjusted capital level was above the minimum amount of capital required to avoid regulatory action.

A financial exam of the Company has been performed by the state, for the period January 1, 2005 through December 31, 2009, and was completed on February 7, 2011. The Examination Report, as of December 31, 2009, was adopted by the Insurance Department of the State of Arkansas on May 13, 2011. There were no changes to the Company’s financial statements as a result of the exam.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2012 and 2011, net reinsurance receivables were $2,186 and $2,439 respectively. The Company had no assumed reinsurance reserve at December 31, 2012. The Company had a reinsurance reserve on a portion of the recapture of the life reinsurance of $383 at December 31, 2011.

Effective October 1, 2011, the Company recaptured an indemnity reinsurance agreement with an unaffiliated insurer whereby the Company coinsured, on a modified coinsurance basis, 50% of the unaffiliated insurer’s variable annuity contracts sold from January 1, 1997 to June 30, 2001.

At December 31, 2012, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$5,806,720	$1,100,998	$739	$4,706,461	0.02%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2012, 39% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2011, 41% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 9. Related Party Transactions

At December 31, 2012, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2012, 2011 and 2010, the Company incurred $11,514, $8,417, and $10,040, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that was paid off in December 2011. On April 29, 2010, the Company entered into an intercompany short-term note receivable of $40,000 with an interest rate of 0.21% that was paid off in December 2010. During 2012, 2011 and 2010, the Company accrued and/or received $0, $94, and $134 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2012, 2011 and 2010, the Company incurred $86, $130, and $151, respectively, under this agreement. There were no mortgage loan origination fees during 2012, 2011 and 2010, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2012, 2011 and 2010, the Company incurred $1,625, $2,212, and $2,136, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2012, 2011 and 2010, the Company incurred $32,546, $37,642, $33,844, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2012, 2011 and 2010, the Company incurred $405, $423 and $69 respectively, in expenses under this agreement. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2012, 2011 and 2010, the Company received $1,737, $1,852, and $191, respectively, in revenue under these agreements. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During 2012, 2011 and 2010, the Company incurred $35, $22, and $50, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During 2012, the Company sold $9,714 fixed maturity AFS securities to affiliated companies. During 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies. During 2010, the Company sold $48,177 and $3,909 of fixed maturity AFS securities and mortgage loans on real estate, respectively, to affiliated companies.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 10. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2012 and 2011, the Company’s estimated liability for future guaranty fund assessments was $631 and $624, respectively. In addition, the Company has a receivable for future premium tax deductions of $3,991 and $3,778 at December 31, 2012 and 2011, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

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

	Annuity	Life Insurance	Total
2012
Net revenues (a)	$127,544	$73,835	$201,379
Amortization of VOBA	16,253	3,647	19,900
Policy benefits (net of reinsurance recoveries)	(18,195)	35,813	17,618
Income tax expense (benefit)	(64,000)	1,104	(62,896)
Net income	143,793	22,083	165,876

2011
Net revenues (a)	$167,850	$76,457	$244,307
Amortization (accretion) of VOBA	(5,066)	17,218	12,152
Policy benefits (net of reinsurance recoveries)	148,579	32,713	181,292
Income tax expense (benefit)	(16,068)	1,107	(14,961)
Net income	5,252	13,407	18,659

2010
Net revenues (a)	$152,570	$76,183	$228,753
Amortization of VOBA	17,379	2,974	20,353
Policy benefits (net of reinsurance recoveries)	(628)	31,258	30,630
Income tax expense (benefit)	(24,973)	271	(24,702)
Net Income	111,584	26,278	137,862

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2012
Annuity	$7,583,313	$578,345
Life Insurance	2,951,775	1,264,439

Total	$10,535,088	$1,842,784

2011
Annuity	$7,414,438	$649,926
Life Insurance	3,101,777	1,324,848

Total	$10,516,215	$1,974,774

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: March 28, 2013	By:	*
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer, and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director and President	March 28, 2013

* Robert R. Frederick	Director and Senior Vice President	March 28, 2013

* John T. Mallett	Director and Vice President	March 28, 2013

* Richard J. Wirth	Director, Senior Vice President, Secretary and Division General Counsel	March 28, 2013

* Eric J. Martin	Director, Chief Financial Officer, Vice President, Treasurer and Controller	March 28, 2013

/s/ Darin D. Smith Darin D. Smith	Vice President, Assistant Secretary, and Managing Assistant General Counsel	March 28, 2013

*By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.

4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.

4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.11a	Individual Retirement Account Endorsement, ML-AY-365 190	Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190	Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.25	Form of Group Fixed Contingent Annuity Contract.	Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

4.26	Form of Group Fixed Contingent Annuity Certificate.	Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm.	Exhibit 23.1

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

24.2	Powers of Attorney for Thomas A. Swank.	Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

24.3	Power of Attorney for Richard J. Wirth.	Exhibit 24.3

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		Exhibit 32.2

101.INS	XBRL Instance Document.	.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.		Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.		Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.		Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.		Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.		Exhibit 101.PRE

EXHIBIT INDEX

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm.

24.3	Power of Attorney for Richard J. Wirth.

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.