Form 10-Q
period 2013-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2013-05-13
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2013 -$1,706,188; 2012 - $1,754,007)	$1,898,996	$1,964,452
Equity available-for-sale securities, at estimated fair value (cost: 2013 - $38,997; 2012 - $38,996)	42,124	41,211
Limited partnerships	5,860	6,548
Mortgage loans on real estate	51,831	52,619
Policy loans	741,853	752,437

Total investments	2,740,664	2,817,267

Cash and cash equivalents	262,864	296,855
Accrued investment income	36,551	37,567
Deferred policy acquisition costs	41,477	44,678
Deferred sales inducements	9,468	10,004
Value of business acquired	276,448	271,351
Goodwill	2,800	2,800
Current income taxes - net	-	6,430
Deferred income taxes - net	58,867	43,977
Reinsurance receivables - net	5,883	2,186
Affiliated receivable - net	1,460	-
Other assets	40,458	33,118
Separate Accounts assets	7,156,781	6,968,855

Total Assets	$10,633,721	$10,535,088

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	March 31, 2013	December 31, 2012
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,355,549	$1,383,757
Future policy benefits	395,319	418,689
Claims and claims settlement expenses	48,507	40,338

Total policyholder liabilities and accruals	1,799,375	1,842,784

Payables for collateral under securities loaned and reverse repurchase agreements	172,376	242,650
Derivative liabilities	95,019	11,711
Current income taxes - net	1,858	-
Affiliated payables - net	-	6,989
Payable for investments purchased - net	164	6,622
Other liabilities	1,865	5,217
Separate Accounts liabilities	7,156,781	6,968,855

Total Liabilities	9,227,438	9,084,828

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	86,766	96,710
Retained deficit	(49,619)	(15,586)

Total Stockholder’s Equity	1,406,283	1,450,260

Total Liabilities and Stockholder’s Equity	$10,633,721	$10,535,088

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC )

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
	(unaudited)

Revenues
Policy charge revenue	$45,998	$48,170
Net investment income	29,835	31,583
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(51)	(59)

Net other-than-temporary impairment losses on securities recognized in income	(51)	(59)
Net realized investment gains ( losses), excluding other-than-temporary impairment losses on securities	15	1,478

Net realized investment gains (losses)	(36)	1,419

Net derivative losses	(99,574)	(24,977)

Total Revenues	(23,777)	56,195

Benefits and Expenses
Interest credited to policyholder liabilities	17,665	17,245
Policy benefits (net of reinsurance recoveries: 2013 - $4,652; 2012 - $3,272)	(15,478)	(49,944)
Reinsurance premium ceded	2,745	2,807
Amortization of deferred policy acquisition costs	3,363	4,534
Amortization (accretion) of value of business acquired	(515)	1,760
Insurance expenses and taxes	12,093	12,453

Total Benefits and Expenses	19,873	(11,145)

Income (Loss) Before Taxes	(43,650)	67,340

Income Tax Expense (Benefit)
Current	(199)	2,128
Deferred	(9,418)	(71,787)

Income Tax Expense (Benefit)	(9,617)	(69,659)

Net Income (Loss)	$(34,033)	$136,999

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
	(unaudited)

Net Income (Loss)	$(34,033)	$136,999

Other Comprehensive Loss
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(15,265)	417
Reclassification adjustment for gains included in net income (loss)	(75)	(1,631)

	(15,340)	(1,214)

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-
Change in previously recognized unrealized other-than-temporary impairments	(1,437)	(2,549)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	51	59

	(1,386)	(2,490)

Adjustments
Policyholder liabilities	(3,273)	-
Value of business acquired	4,582	(3,283)
Deferred income taxes	5,473	2,482

	6,782	(801)

Total other comprehensive loss, net of taxes	(9,944)	(4,505)

Comprehensive Income (Loss)	$(43,977)	$132,494

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	March 31, 2013	December 31, 2012
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income
Balance at beginning of period	$96,710	$75,229
Total other comprehensive income (loss), net of taxes	(9,944)	21,481

Balance at end of period	$86,766	$96,710

Retained Deficit
Balance at beginning of period	$(15,586)	$(181,462)
Net income (loss)	(34,033)	165,876

Balance at end of period	$(49,619)	$(15,586)

Total Stockholder’s Equity	$1,406,283	$1,450,260

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34,033)	$136,999
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	3,201	4,458
Change in deferred sales inducements	536	1,331
Change in value of business acquired	(515)	1,760
Change in benefit reserves	(30,834)	(68,120)
Change in income tax accruals	(1,129)	(69,659)
Change in claims and claims settlement expenses	8,169	5,767
Change in other operating assets and liabilities, net	(28,403)	(2,234)
Amortization of investments	918	313
Interest credited to policyholder liabilities	17,665	17,245
Net derivative losses	99,574	24,977
Net change in fixed maturity trading securities	-	(292)
Net realized investment (gains) losses	36	(1,419)

Net cash and cash equivalents provided by operating activities	35,185	51,126

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	6,895	81,173
Maturities of available-for-sale securities and mortgage loans	89,652	45,463
Purchases of available-for-sale securities	(48,894)	(184,406)
Sales of limited partnerships	596	620
Change in payable for collateral under securities loaned and reverse repurchase agreements	(70,274)	21,124
Cash paid in connection with derivatives	(1,935)	(3,711)
Policy loans on insurance contracts, net	10,584	10,540
Net settlement on futures contracts	(14,207)	(21,302)
Other	92	(5)

Net cash and cash equivalents used in investing activities	$(27,491)	$(50,504)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
(dollars in thousands)	2013	2012
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$11,129	$8,506
Policyholder withdrawals	(52,814)	(50,482)

Net cash and cash equivalents used in financing activities	(41,685)	(41,976)

Net decrease in cash and cash equivalents (1)	(33,991)	(41,353)
Cash and cash equivalents, beginning of year	296,855	328,844

Cash and cash equivalents, end of period	$262,864	$287,491

(1) Included in net decrease in cash and cash equivalents is interest received (2013 - $0; 2012 - $0); interest paid (2013 - $1; 2012 - $1); and Federal income taxes paid (2013 - $0; 2012 - $0).

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

For a complete discussion of the Company’s 2012 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The interim Financial Statements for the three month periods are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2012 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In particular, in the Statements of Income, derivatives activity has been reclassified from net realized investment gains (losses) and net investment income to a new line item called net derivative losses. This was done to present derivatives activity separate from other investment related results. These reclassifications have no effect on net income or stockholders equity of the prior period.

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

Recent Accounting Guidance

Current Adoption of Recent Accounting Guidance

Accounting Standards Codification (“ASC”) 210, Balance Sheet

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance is effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. The Company adopted the guidance on January 1, 2013, which affects disclosures and therefore did not impact the Company’s results of operations or financial position.

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, which affects disclosures and therefore did not impact the Company’s results of operations or financial position.

Accounting Guidance Adopted in 2012

ASC 944, Financial Services—Insurance

In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance prospectively on January 1, 2012. The only acquisition costs being capitalized are renewal commissions; therefore there was no change to the current practice of deferring costs. As a result, the adoption did not impact the Company’s results of operations or financial position.

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

ASC 820, Fair Value Measurements and Disclosures

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amends current guidance to achieve common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Some of the amendments represent clarifications of existing requirements. Other amendments change a particular principle or requirement for measuring fair value or disclosing information about fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012. The adoption affected disclosures but did not impact the Company’s results of operations or financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,229,022	$-	$1,229,022
Asset-backed securities	-	113,538	-	113,538
Commercial mortgage-backed securities	-	100,490	-	100,490
Residential mortgage-backed securities	-	93,625	-	93,625
Municipals	-	1,106	-	1,106
Government and government agencies
United States	350,620	-	-	350,620
Foreign	3,775	6,820	-	10,595

Total fixed maturity AFS securities (a)	354,395	1,544,601	-	1,898,996
Equity securities (a)
Banking securities	-	35,086	-	35,086
Other financial services securities	-	494	-	494
Industrial securities	293	6,251	-	6,544

Total equity securities (a)	293	41,831	-	42,124
Cash equivalents (b)	-	268,411	-	268,411
Limited partnerships (c)	-	-	5,860	5,860
Separate Accounts assets (d)	7,156,781	-	-	7,156,781

Total assets	$7,511,469	$1,854,843	$5,860	$9,372,172

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(22,852)	$(22,852)
Derivative liabilities (f)	-	95,019	-	95,019

Total liabilities	$-	$95,019	$(22,852)	$72,167

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,284,009	$-	$1,284,009
Asset-backed securities	-	104,664	-	104,664
Commercial mortgage-backed securities	-	109,050	-	109,050
Residential mortgage-backed securities	-	97,144	91	97,235
Municipals	-	1,104	-	1,104
Government and government agencies
United States	357,366	-	-	357,366
Foreign	3,802	7,222	-	11,024

Total fixed maturity AFS securities (a)	361,168	1,603,193	91	1,964,452
Equity securities (a)
Banking securities	-	34,234	-	34,234
Other financial services securities	-	491	-	491
Industrial securities	233	6,253	-	6,486

Total equity securities (a)	233	40,978	-	41,211
Cash equivalents (b)	-	299,716	-	299,716
Limited partnerships (c)	-	-	6,548	6,548
Separate Accounts assets (d)	6,968,855	-	-	6,968,855

Total assets	$7,330,256	$1,943,887	$6,639	$9,280,782

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(17,397)	$(17,397)
Derivative liabilities (f)	-	11,711	-	11,711

Total liabilities	$-	$11,711	$(17,397)	$(5,686)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At March 31, 2013 and December 31, 2012, 0% and less than 0.5% of fixed maturity AFS securities were valued using internal models, respectively.

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

(f)

Derivative liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include variance swaps, total return swaps and equity collars for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying S&P index at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. Fair value for the equity collar’s put and call options is calculated using the Black-Scholes model using market observable inputs for the underlying market price and volatility surface.

During 2013 and 2012, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$6,548	$91	$8,119	$10,814

Change in unrealized gains (b)	-	2	-	608
Sales	(596)	(93)	(1,455)	(7,088)
Transfers out of Level 3	-	-	-	(4,814)
Changes in valuation (c)	(92)	-	(116)	300
Net realized investment gains (d)	-	-	-	271

Balance at end of period (a)	$5,860	$-	$6,548	$91

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income.
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at March 31, 2013 was primarily due to two bonds, which were previously classified as Level 3, being sold during the quarter. The decrease in Level 3 fixed maturity AFS securities at December 31, 2012 was primarily due to a bond that was transferred out of a Level 3 due to the availability of market observable data (Level 2) from an external pricing source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 65 basis points (“bps”) and 80 bps at March 31, 2013 and December 31, 2012, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.0% at March 31, 2013 and 24.4% at December 31, 2012. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$74,022	$(91,419)	$108,637	$(94,517)

Changes in interest rates (a)	(8,167)	2,363	2,560	(7,176)
Changes in equity markets (a)	(7,215)	7,889	(24,762)	9,746
Other (a)	(366)	-	(12,413)	528

Balance at end of period (b)	$58,274	$(81,167)	$74,022	$(91,419)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by greater than expected market performance, increased rates, and less volatility which all decreased reserves. During 2012, the change in GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance. At March 31, 2013 the SALB reserve was $41, due to low sales volume.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at March 31, 2013 and December 31, 2012:

Description	March 31, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Limited partnership	5,860	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$5,860

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$58,274	Discounted cash flow	Own credit risk	65 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(81,167)	Discounted cash flow	Own credit risk	65 bps
			Long-term volatility	25%
Future policy benefits - SALB	41	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$(22,852)

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Structured securities
Residential mortgage-backed securities	$91

Total structured securities	91	Discounted cash flows	Constant prepayment rate	1%
			Probability of default	12%
			Loss severity	65%

Limited partnership	6,548	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$6,639

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$74,022	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(91,419)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(17,397)

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

(2)	The SALB is a relatively new product with fewer than 100 policies. Due to the small size of this block, the liability was determined based on fees earned.

The Level 3 assets at December 31, 2012 consist of residential mortgage-backed securities (“RMBS”) and asset-backed securities (“ABS”) that are valued using a discounted cash flow approach. This approach utilizes assumptions that are typically developed based upon assumptions observed for similar securities, to the extent possible, with reviews performed on any significant changes in measurements from one period to the next. The primary unobservable assumptions used in the fair value measurement of these securities are prepayment rates, probability of default, and loss severity in the event of default. Increases (decreases) in any of those inputs would result in a lower (higher) fair value measurement. Typically, changes in the assumptions used for the probability of default and loss severity move in the same direction, while changes in the assumption used for prepayment rates would move in the opposite direction.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at March 31, 2013 and December 31, 2012:

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$58,626	$58,626
Policy loans (b)	-	741,853	-	741,853

Total assets	$-	$741,853	$58,626	$800,479

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$59,548	$59,548
Policy loans (b)	-	752,437	-	752,437

Total assets	$-	$752,437	$59,548	$811,985

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2013 and December 31, 2012 were:

	March 31, 2013
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,101,201	$129,008	$(1,187)	$1,229,022
Asset-backed securities	110,373	3,913	(748)	113,538
Commercial mortgage-backed securities	90,162	10,338	(10)	100,490
Residential mortgage-backed securities	88,593	5,217	(184)	93,626
Municipals	1,075	31	-	1,106
Government and government agencies
United States	305,984	44,636	-	350,620
Foreign	8,800	1,794	-	10,594

Total fixed maturity AFS securities	$1,706,188	$194,937	$(2,129)	$1,898,996

Equity securities
Banking securities	$32,821	$3,314	$(1,048)	$35,087
Other financial services securities	150	344	-	494
Industrial securities	6,026	517	-	6,543

Total equity securities	$38,997	$4,175	$(1,048)	$42,124

	December 31, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,145,614	$139,290	$(894)	$1,284,010
Asset-backed securities	102,492	3,583	(1,412)	104,663
Commercial mortgage-backed securities	97,266	11,784	-	109,050
Residential mortgage-backed securities	92,292	5,178	(234)	97,236
Municipals	1,076	28	-	1,104
Government and government agencies
United States	306,430	50,935	-	357,365
Foreign	8,837	2,187	-	11,024

Total fixed maturity AFS securities	$1,754,007	$212,985	$(2,540)	$1,964,452

Equity securities
Banking securities	$32,820	$2,686	$(1,273)	$34,233
Other financial services securities	150	341	-	491
Industrial securities	6,026	463	(2)	6,487

Total equity securities	$38,996	$3,490	$(1,275)	$41,211

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2013 and December 31, 2012 were:

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,630,602	$1,816,846	$1,680,467	$1,886,198
Below investment grade	75,586	82,150	73,540	78,254

Total fixed maturity AFS securities	$1,706,188	$1,898,996	$1,754,007	$1,964,452

At March 31, 2013 and December 31, 2012, the estimated fair value of fixed maturity securities rated BBB- were $100,483 and $96,136, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2013 and December 31, 2012 by contractual maturities were:

	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$55,370	$56,144	$81,476	$82,721
Due after one year through five years	271,965	293,830	258,569	278,158
Due after five years through ten years	823,443	919,163	852,450	955,898
Due after ten years	266,282	322,206	269,462	336,726

	1,417,060	1,591,343	1,461,957	1,653,503
Mortgage-backed securities and other asset-backed securities	289,128	307,653	292,050	310,949

Total fixed maturity AFS securities	$1,706,188	$1,898,996	$1,754,007	$1,964,452

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company did not hold any trading securities during the three months ended March 31, 2013. For the three months ended March 31, 2012, there was $60 of investment income on fixed maturity trading securities and $292 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$41,050	$41,834	$(784)
Asset-backed securities	16,477	16,512	(35)
Commercial mortgage-backed securities	1,020	1,030	(10)
Residential mortgage-backed securities	25,815	25,995	(180)

Total fixed maturity and equity securities	84,362	85,371	(1,009)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	5,738	6,000	(262)
Residential mortgage-backed securities	10	10	-

Total fixed maturity and equity securities	5,748	6,010	(262)

Greater than one year
Fixed maturity AFS securities
Corporate securities	6,903	7,044	(141)
Asset-backed securities	12,733	13,446	(713)
Residential mortgage-backed securities	99	103	(4)
Equity securities - banking securities	5,582	6,630	(1,048)

Total fixed maturity and equity securities	25,317	27,223	(1,906)

Total fixed maturity and equity securities	$115,427	$118,604	$ (3,177)

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$16,567	$16,942	$(375)
Asset-backed securities	12,187	12,222	(35)
Commercial mortgage-backed securities	11	11	-
Residential mortgage-backed securities	9	10	(1)
Equity securities - industrial	233	235	(2)

Total fixed maturity and equity securities	29,007	29,420	(413)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	7,780	8,070	(290)
Residential mortgage-backed securities	25	26	(1)

Total fixed maturity and equity securities	7,805	8,096	(291)

Greater than one year
Fixed maturity AFS securities
Corporate securities	10,795	11,024	(229)
Asset-backed securities	18,690	20,067	(1,377)
Residential mortgage-backed securities	10,638	10,870	(232)
Equity securities - banking	5,358	6,631	(1,273)

Total fixed maturity and equity securities	45,481	48,592	(3,111)

Total fixed maturity and equity securities	$82,293	$86,108	$ (3,815)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 52 at March 31, 2013 and December 31, 2012.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$3,808	$(1,027)	1

Total	$3,808	$(1,027)	1

	December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	3,655	$(1,180)	1

Total	$3,655	$(1,180)	1

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the first three months of 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Assets
Fixed maturity securities	$192,808	$210,445
Equity securities	3,127	2,215
Value of business acquired	(45,227)	(49,810)

	150,708	162,850

Liabilities
Policyholder account balances	(16,187)	(12,912)
Federal income taxes - deferred	(47,755)	(53,228)

	(63,942)	(66,140)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$86,766	$96,710

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity and are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no prepayment premiums collected during the three months ended March 31, 2013 and 2012.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at March 31, 2013 and December 31, 2012 was $21 and $25, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at March 31, 2013 and December 31, 2012. The change in the credit loss allowances on mortgage loans by type of property at March 31, 2013 and December 31, 2012 was as follows:

Commercial	March 31, 2013	December 31, 2012
Balance at beginning of period	$25	$28

Provision	(4)	(3)

Balance at end of period	$21	$25

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, California, and Ohio which account for approximately 75% of mortgage loans at March 31, 2013.

The credit quality of mortgage loans by type of property at March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
Commercial	2013	2012
AAA - AA	$20,529	$20,821
A	31,323	31,823

Total mortgage loans on real estate	51,852	52,644
Less: general reserve	(21)	(25)

Total mortgage loans on real estate, net	$51,831	$52,619

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

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At March 31, 2013 and December 31, 2012, the payable for collateral under securities loaned was $146,596 and $216,294, respectively. The amortized cost of securities out on loan at March 31, 2013 and December 31, 2012 was $131,635 and $187,240, respectively. The estimated fair value of securities out on loan at March 31, 2013 and December 31, 2012 was $141,539 and $206,241, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At March 31, 2013 and December 31, 2012, the payable for reverse repurchase agreements was $25,780 and $26,355, respectively. At March 31, 2013 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $25,806 and $25,986, respectively. At December 31, 2012, the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26,222 and $25,986, respectively.

Derivatives

The Company uses several types of derivatives to manage the capital market risk associated with guarantees on variable annuity contracts.

S&P 500 Composite Stock Price Index futures contracts are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. At March 31, 2013, the Company had 322 outstanding short futures contracts with a notional value of $125,172 and 950 outstanding long futures contracts with a notional value of $74,228. At December 31, 2012, the Company had 412 outstanding short futures contracts with a notional value of $145,702. Realized losses on settlement of these futures were $14,207 and $21,302 for the three months ended March 31, 2013 and 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

The Company uses variance swaps to hedge equity risk. At March 31, 2013, the Company had variance swaps with a notional value of $18 and a net fair value of ($2,186). The Company recognized ($276) and $35 of gains (losses) from the change in fair value of the variance swaps in net derivative losses in the Statements of Income during the three months ended March 31, 2013 and 2012, respectively. At December 31, 2012, the Company had variance swaps with a notional value of $11 and a net fair value of ($1,910).

The Company also uses equity collars to hedge equity risk. These derivatives were purchased in the fourth quarter of 2012 as part of a hedging program which, with a zero cost at issue, hedges a portion of equity market decline by selling a portion of market upside above the Company’s long-term expected return. At March 31, 2013, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($97,966). The Company recognized $88,166 of losses from the change in fair value of the equity collars in net derivative losses in the Statements of Income during the three months ended March 31, 2013. At December 31, 2012, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($9,800).

During the first quarter of 2013, the Company also entered into total return swaps which are based on the S&P index. As of March 31, 2013, these total return swaps had a notional value of $291,292 and a fair value of $5,133. During the period ended March 31, 2013, the Company recognized gains from the change in fair value of $5,133. These gains are recorded in net derivative losses in the Statements of Income.

The Company can also receive or pledge collateral related to derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At March 31, 2013 and December 31, 2012, the Company has pledged securities in the amount of $72,997 and $4,949, respectively, to counterparties.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $10,437 and $9,921 as of March 31, 2013 and December 31, 2012, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties. The following table presents the offsetting of derivative liabilities for the periods ended March 31, 2013 and December 31, 2012:

	March 31, 2013
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$95,019	$-	$95,019	$-	$68,476	$26,543

Total	$95,019	$-	$95,019	$-	$68,476	$26,543

	December 31, 2012
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$11,711	$-	$11,711	$-	$2,867	$8,844

Total	$11,711	$-	$11,711	$-	$2,867	$8,844

There were no financial assets or derivative assets as of March 31, 2013 and December 31, 2012 that were subject to offsetting.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2013	2012
Proceeds	$6,895	$81,173
Gross realized investment gains	73	1,551
Gross realized investment losses	(61)	-

Proceeds on the sale of AFS securities sold at a realized loss	3,630	-

Net realized investment gains (losses) for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2013	2012
Fixed maturity AFS securities	$(40)	$1,477
Mortgage loans on real estate	4	-
Adjustment related to value of business acquired	-	(58)

Net realized investment losses	$(36)	$1,419

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Balance at beginning of period	$1,420	$2,229
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	51	294
Accretion of credit loss impairments previously recognized	(281)	(1,103)

Balance at end of period	$1,190	$1,420

The components of OTTI reflected in the Statements of Income for the three months ended March 31 were as follows:

	Three Months Ended March 31, 2013
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$51	$-	$51

Net OTTI losses	$51	$-	$51

	Three Months Ended March 31, 2012
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$59	$-	$59

Net OTTI losses	$59	$-	$59

For the three months ended March 31, 2013 and 2012, impairment losses recognized in the Statements of Income were $51 and $59, respectively, net of value of new business acquired amortization. For both periods, the Company impaired its holding of a previously OCI impaired 2007 vintage MBS due to adverse changes in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at March 31, 2013 and 2012, respectively.

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2013	2012
Accretion (amortization) expense	$253	$(1,567)
Unlocking	262	(194)
Adjustment related to realized gains on investments	-	(58)
Adjustment related to unrealized (gains) losses and OTTI on investments	4,582	(3,283)

Change in VOBA carrying amount	$5,097	$(5,102)

The three months ended March 31, 2013 reserve release drove positive gross profits resulting in regular amortization but was offset by lower mortality experience lowering amortization. First quarter 2012 had a greater reserve release resulting in larger amortization when compared to the same period in 2013.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2013	2012
Capitalization	$162	$76
Amortization expense	(2,704)	(6,386)
Unlocking	(659)	1,852

Change in DAC carrying amount	$(3,201)	$(4,458)

	Three Months Ended March 31,
DSI	2013	2012
Capitalization	$32	$4
Amortization expense	(616)	(1,756)
Unlocking	48	422

Change in DSI carrying amount	$(536)	$(1,330)

The three months ended March 31, 2013 was primarily driven by increased positive gross profits and negative unlocking resulting in a decrease in amortization as compared to the same period in 2012.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2013	2012
Guaranteed benefits incurred	$7,960	$8,831
Guaranteed benefits paid	(8,055)	(4,064)
Unlocking	(18,000)	(32,047)

Total	$(18,095)	$(27,280)

	Three Months Ended March 31,
GMIB	2013	2012
Guaranteed benefits incurred	$3,200	$4,294
Guaranteed benefits paid	(9)	-
Unlocking	(10,467)	(24,225)

Total	$(7,276)	$(19,931)

During the three months ended March 31, 2013, the decrease in reserves was driven by more favorable Separate Account returns than expected when compared to the same period in 2012.

The variable annuity GMDB liability at March 31, 2013 and December 31, 2012 was $126,818 and $144,913, respectively. The variable annuity GMIB liability at March 31, 2013 and December 31, 2012 was $54,544 and $61,822, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2013 and 2012, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was 22% and not meaningful for the three months ended March 31, 2013 and 2012, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

At March 31, 2013 and December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. At March 31, 2012, management determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,648 (gross $7,566) that should not be recognized at March 31, 2013 and December 31, 2012, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	March 31, 2013	December 31, 2012
Balance at beginning of period	$2,648	$2,522
Additions for tax positions of prior years	-	126

Balance at end of period	$2,648	$2,648

At March 31, 2013 and December 31, 2012, the Company had an operating loss carryforward for federal income tax purposes of $425,967 (net of the ASC 740 reduction of $7,566) and $426,083 (net of the ASC 740 reduction of $7,566), respectively, with a carryforward period of fifteen years that expire at various dates up to 2026. At March 31, 2013 and December 31, 2012, the Company did not have a capital loss carryforward for federal income tax purposes. At March 31, 2013 and December 31, 2012, the Company had a foreign tax credit carryforward of $8,261 and $7,907, respectively, with a carryforward period of ten years that will expire at various dates up to 2023. Also, the Company has an Alternative Minimum Tax tax credit carryforward for federal income tax purposes of $4,274 at March 31, 2013 and December 31, 2012, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at March 31, 2013 or December 31, 2012. The Company recognized interest income of $0 and $30 at March 31, 2013 and December 31, 2012, respectively.

Effective January 1, 2013 for federal income tax purposes, the Company joined in a consolidated income tax return filing with its indirect parent company, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the tax allocation agreement, allocations are based on separate income tax return calculations. The Company is entitled to recoup federal income taxes paid in the event the future losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in the year generated. The Company is also entitled to recoup federal income taxes paid in the event the losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in any carryback or carryforward year when so applied. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2011. A tax return has been filed for 2011, 2010, and 2009 but no examination by the Internal Revenue Service has commenced. A tax return has not yet been filed for 2012.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended March 31, 2013:

March 31, 2013
Unrealized Holding Gains (Losses) on AFS Securities (a)
Beginning balance	$96,710

Other comprehensive loss before reclassifications	(9,928)
Amounts reclassified from accumulated other comprehensive income	(16)

Net current period other comprehensive loss	(9,944)

Ending balance	$86,766

(a)	All amounts are net of tax.

The following table presents reclassifications out of accumulated other comprehensive income for the period ended March 31, 2013:

March 31, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on AFS securities	$75	Net realized investment gains (losses)
Portion of other-than-temporary
impairments previously recognized
	(51)	in other comprehensive income

	24	Total before tax
	8	Tax expense

	$16	Net of tax

Note 8. Stockholder’s Equity and Statutory Accounting Principles

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners’ (“NAIC”) statutory accounting principles as the basis of its statutory accounting principles.

The Company’s statutory net income (loss) for the three months ended March 31, 2013 and 2012 was $138,929 and $236,597, respectively. Statutory capital and surplus at March 31, 2013 and December 31, 2012 was $694,945 and $636,158, respectively.

During the first three months of 2013 and 2012, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2013 and December 31, 2012, net reinsurance receivables were $5,883 and $2,186, respectively. The Company did not have a reinsurance reserve at March 31, 2013 and December 31, 2012.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2013, 39% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2012, 39% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At March 31, 2013, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2013 and 2012, the Company incurred $2,844 and $2,873, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. During the three months ended March 31, 2013 and 2012, the Company did not accrue and/or receive any interest. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2013 and 2012, the Company incurred $23 and $22, respectively, under this agreement. There were no mortgage loan origination fees during the three months ended March 31, 2013 and 2012, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2013 and 2012, the Company incurred $475 and $428, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2013 and 2012, the Company incurred $8,136 and $8,284, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2013 and 2012, the Company incurred $101 and $102, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2013 and 2012, the Company received $431 and $447, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company has a reinsurance agreement with Transamerica Life Insurance Company. During the three months ended March 31, 2013 and 2012, the Company incurred $6 and $18, respectively, in reinsurance premium ceded expense under this agreement and there were no reinsurance recoveries on death claims incurred.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three months ended March 31, 2013, the Company did not purchase any fixed maturity AFS securities from affiliated parties. During the three months ended March 31, 2012, the Company purchased $9,714 of fixed maturity AFS securities from affiliated companies. During the three months ended March 31, 2013 and 2012, the Company did not sell any fixed maturity AFS securities or mortgage loans on real estate to affiliated companies.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	Annuity	Life Insurance	Total
Three months ended March 31, 2013
Net revenues (a)	$(58,241)	$16,799	$(41,442)
Amortization (accretion) of VOBA	493	(1,008)	(515)
Policy benefits (net of reinsurance recoveries)	(20,675)	5,197	(15,478)
Income tax expense (benefit)	(12,907)	3,290	(9,617)
Net income (loss)	(40,369)	6,336	(34,033)

Three months ended March 31, 2012
Net revenues (a)	$19,599	$19,351	$38,950
Amortization (accretion) of VOBA	4,946	(3,186)	1,760
Policy benefits (net of reinsurance recoveries)	(61,290)	11,346	(49,944)
Income tax benefit	(66,236)	(3,423)	(69,659)
Net income	125,292	11,707	136,999

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2012 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Deposits

Total direct deposits (including internal exchanges) were $11.9 million and $9.7 million, respectively, for the three months ended March 31, 2013 and 2012. Internal exchanges were $0.8 million and $1.2 million, respectively, for the three months ended March 31, 2013 and 2012. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At March 31, 2013, the Company’s assets were $10.6 billion or $98.6 million higher than the $10.5 billion in assets at December 31, 2012. Assets excluding Separate Accounts assets decreased $89.3 million. Separate Accounts assets, which represent 67% of total assets, increased $187.8 million to $7.2 billion. Changes in Separate Accounts assets were as follows:

	Three Months Ended March 31,
(dollars in millions)	2013	2012

Investment performance	$392.4	$635.4
Deposits	11.7	9.6
Policy fees and charges	(39.7)	(41.8)
Surrenders, benefits and withdrawals	(176.6)	(193.3)

Net change	$187.8	$409.9

During the first three months of 2013 and 2012, fixed contract owner deposits were $0.1 million and $0.1 million, respectively, and fixed contract owner withdrawals were $24.5 million and $28.6 million, respectively.

Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Price Index (“S&P”). The Dow, NASDAQ and S&P ended March 31, 2013 with increases of 11%, 8% and 10%, respectively, from December 31, 2012.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 70% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2013. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2013, average variable account balances decreased $0.1 billion (or 2%) to $7.1 billion as compared to the same period in 2012.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2013	2012
Average medium term interest rate yield (a)	0.39%	0.52%
Increase (decrease) in medium term interest rates (in basis points)	(2)	12
Credit spreads (in basis points) (b)	115	199
Contracting of credit spreads (in basis points)	(9)	(86)

Decrease on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(16.7)	$(3.7)
Interest-sensitive policyholder liabilities	(3.3)	—

Net change on market valuations	$(20.0)	$(3.7)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2012 Annual Report on Form 10-K.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At March 31, 2013 and December 31, 2012, approximately $63.5 million (or 3%) and $63.6 million (or 4%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three months ended March 31, 2013 and 2012, the Company recorded an OTTI in income of less than $0.1 million and less than $0.1 million, respectively, net of associated value of business acquired amortization.

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

At March 31, 2013 and December 31, 2012, there was $51.8 million and $52.6 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at March 31, 2013 and December 31, 2012 was $58.6 million and $59.5 million, respectively. There were no impaired mortgage loans at March 31, 2013. The generic reserve at March 31, 2013 and December 31, 2012 was less than $0.1 million. The change in the valuation allowance and the generic reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At March 31, 2013 and December 31, 2012, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into exchange traded derivatives, such as futures, options, total return swaps and variance swaps to hedge minimum guarantees on variable annuity contracts. All derivatives recognized on the balance sheet are carried at fair value with changes in fair value recognized as a component of net derivative losses in the Statements of Income.

Futures contracts are used to hedge the liability risk associated with products providing the policyholder a return based on various global equity market indices. Net settlements on the futures occur daily.

Put and call options have been utilized by the Company to create equity collars designed to have a zero cost at issue, which serve to hedge the risk of equity market declines by selling a portion of market upside above the Company’s long-term expected return. In addition, during the period ended March 31, 2013, the Company executed total return swaps with exposure to the S&P index. This program does not hedge any specific product group, but rather provides protection against a portion of the total remaining equity tail risk after existing hedge programs across all products in extreme market decline scenarios.

The Company has entered into variance swaps to hedge the costs of the volatility of the Standard & Poor’s 500 Composite Stock Price Index (“S&P”) market. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

At March 31, 2013, the Company had 322 outstanding short futures contracts with a notional value of $125.2 million and 950 outstanding long futures contracts with a notional value of $74.2 million. At December 31, 2012, the Company had 412 outstanding short futures contracts with a notional value of $145.7 million. Realized losses on settlement of these futures were $14.2 million and $21.3 million for the three months ended March 31, 2013 and 2012, respectively. These losses have been recorded in net derivative losses in the Statements of Income.

At March 31, 2013 and December 31, 2012, the Company had variance swaps with a notional value of $18 thousand and $11 thousand, respectively, and a net fair value of ($2.2) million and ($1.9) million, respectively, which is presented as a liability on the Balance Sheets. The Company recognized ($0.3) million and less than $0.1 million of gains (losses) from the change in fair value of the variance swaps in net derivative losses in the Statements of Income during the three months ended March 31, 2013 and 2012, respectively.

At March 31, 2013, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($98.0) million. These collars were acquired in the fourth quarter of 2012 and the Company recognized $88.2 million of losses from the change in fair value of the equity collars in net derivative losses in the Statements of Income during the three months ended March 31, 2013. At December 31, 2012, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($9.8) million.

During the first quarter of 2013, the Company also entered into total return swaps which are based on the S&P index. As of March 31, 2013, these total return swaps had a notional value of $291.3 million and a fair value of $5.1 million. During the period ended March 31, 2013, the Company recognized gains from the change in fair value of $5.1 million. These gains are recorded in net derivative losses in the Statements of Income.

The Company can also receive or pledge collateral related to derivative transactions. The credit support agreement contains a fair value threshold of $1.0 million over which collateral needs to be pledged by the Company or its counterparty. At March 31, 2013 and December 31, 2012, the Company has pledged securities in the amount of $73.0 million and $4.9 million, respectively, to counterparties.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $10.4 million and $9.9 million as of March 31, 2013 and December 31, 2012, respectively.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At March 31, 2013 and December 31, 2012, the payable for collateral under securities loaned was $146.6 million and $216.3 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At March 31, 2013 and December 31, 2012, the payable for reverse repurchase agreements was $25.8 and $26.4 million, respectively. At March 31, 2013 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $25.8 million and $26.0 million, respectively. At December 31, 2012 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26.2 million and $26.0 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2013 and December 31, 2012, the Company’s VOBA asset was $276.4 million and $271.3 million, respectively. For the three months ended March 31, 2013 and 2012, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was $0.3 million and ($0.2) million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DAC asset of $41.5 million and $44.7 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2013 and 2012, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of ($0.7) million and $1.9 million DAC. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At March 31, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DSI asset of $9.5 million and $10.0 million, respectively. For the three months ended March 31, 2013 and 2012, there was a favorable impact to pre-tax income related to DSI unlocking of less than $0.1 million and $0.4 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at March 31, 2013 and 2012, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2013 and December 31, 2012 were $1.4 billion and $1.4 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2013 and December 31, 2012, future policy benefits were $395.3 million and $418.7 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2013 and December 31, 2012, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	March 31, 2013	December 31, 2012
GMDB liability	$126.8	$144.9
GMIB liability	54.5	61.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2013 and 2012, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $28.5 million and $56.3 million, respectively.

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

At March 31, 2013 and December 31, 2012, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	March 31, 2013	December 31, 2012
GMWB liability	$58.3	$74.0
GMIB reinsurance asset	(81.2)	(91.4)

At March 31, 2013 and December 31, 2012, the future policy benefits for the SALB liability was less than $0.1 million.

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

At March 31, 2013 and December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. At March 31, 2012, management determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company files a return in the U.S. federal tax jurisdiction and various state tax jurisdictions.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2013. See Note 1 to the Financial Statements for a further discussion.

•

Accounting Standards Codification (“ASC”) 210, Balance Sheet – Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities – enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement – adopted January 1, 2013.

•

ASC 220, Comprehensive Income – ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component – adopted January 1, 2013.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at March 31, 2013 and December 31, 2012 were:

	March 31, 2013
	Amortized Cost/Cost	Gross Unrealized			% of Estimated Fair Value
(dollars in millions)		Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$288.2	$35.2	$(0.2)	$323.2	17%
Industrial	727.1	80.1	(1.0)	806.2	42
Utility	85.9	13.7	-	99.6	5
Asset-backed securities
Housing related	33.8	2.8	(0.7)	35.9	2
Credit cards	62.2	1.0	-	63.2	3
Structured settlements	3.7	-	-	3.7	-
Autos	8.5	0.1	-	8.6	-
Timeshare	2.2	-	-	2.2	-
Commercial mortgage-backed securities - non agency backed	90.2	10.3	-	100.5	5
Residential mortgage-backed securities Agency backed	75.4	4.5	(0.2)	79.7	4
Non agency backed	13.1	0.8	-	13.9	1
Municipals - tax exempt	1.1	-	-	1.1	-
Government and government agencies
United States	306.0	44.6	-	350.6	18
Foreign	8.8	1.8	-	10.6	1

Total fixed maturity AFS securities	1,706.2	194.9	(2.1)	1,899.0	98
Equity securities
Banking securities	32.8	3.4	(1.1)	35.1	2
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	6.0	0.5	-	6.5	-

Total equity securities	39.0	4.2	(1.1)	42.1	2

Total fixed maturity and equity securities	$1,745.2	$199.1	$(3.2)	$1,941.1	100%

	December 31, 2012
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$302.3	$35.2	$(0.3)	$337.2	17%
Industrial	742.3	89.8	(0.5)	831.6	41
Utility	101.0	14.4	(0.1)	115.3	6
Asset-backed securities
Housing related	36.3	2.0	(1.4)	36.9	2
Credit cards	37.3	1.5	-	38.8	2
Structured settlements	8.5	-	-	8.5	-
Autos	20.2	0.1	-	20.3	1
Timeshare	0.2	-	-	0.2	-
non agency backed	97.3	11.8	-	109.1	5
Residential mortgage-backed securities
Agency backed	78.4	4.8	-	83.2	4
Non agency backed	13.9	0.1	(0.2)	13.8	1
Municipals - tax exempt	1.1	-	-	1.1	-
Government and government agencies
United States	306.4	51.0	-	357.4	18
Foreign	8.8	2.2	-	11.0	1

Total fixed maturity AFS securities	1,754.0	212.9	(2.5)	1,964.4	98

Equity securities
Banking securities	32.8	2.7	(1.3)	34.2	2
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	6.0	0.5	-	6.5	-

Total equity securities	39.0	3.5	(1.3)	41.2	2

Total fixed maturity and equity securities	$1,793.0	$216.4	$(3.8)	$2,005.6	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2013.

Eight issuers represent more than 5% of the total unrealized loss position, comprised of three subprime asset-backed securities (“ABS”) housing holdings, one RMBS passthrough security, and four corporate non-convertible bonds. The three subprime ABS holdings have been impaired to discounted cash flows and have a remaining unrealized loss in OCI-OTTI of $0.7 million. These subprime mortgage ABS holdings are below investment grade deals whereby the collateral is comprised of 2006-2007 fixed rate, first lien subprime mortgages. The Company had one investment grade RMBS passthrough holding with $0.2 million of unrealized loss. The Company owns four investment grade corporate non-convertible bonds with an unrealized loss of $0.6 million.

At March 31, 2013 and December 31, 2012, approximately $79.7 million (or 41%) and $83.2 million (or 40%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first three months of 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	March 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$1.0	$1.0	$-
Industrial	40.0	40.8	(0.8)
Asset-backed securities
Credit cards	13.0	13.0	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	25.8	26.0	(0.2)

Total fixed maturity and equity securities	80.8	81.8	(1.0)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	3.9	4.0	(0.1)
Industrial	1.8	2.0	(0.2)

Total fixed maturity and equity securities	$5.7	$6.0	$(0.3)

	March 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$3.3	$3.3	$-
Asset-backed securities - housing related	3.3	3.3	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	6.7	6.7	-

Total of all investment grade AFS securities
Corporate securities
Financial services	$8.2	$8.3	$(0.1)
Industrial	41.9	42.9	(1.0)
Asset-backed securities
Housing related	3.3	3.3	-
Credit cards	13.0	13.0	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	25.8	26.0	(0.2)

Total fixed maturity and equity securities	$93.2	$94.5	$(1.3)

Total number of securities in a continuous unrealized loss position			44

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$6.1	$6.1	$-
Industrial	10.6	10.9	(0.3)
Asset-backed securities
Housing related	3.7	3.7	-
Other	8.4	8.4	-

Total fixed maturity and equity securities	28.8	29.1	(0.3)

Greater than six months but less than or equal to one year
Corporate securities - financial services	7.8	8.1	(0.3)

Total fixed maturity and equity securities	7.8	8.1	(0.3)

Greater than one year
Corporate securities
Financial services	4.7	4.7	-
Utility	2.5	2.7	(0.2)
Asset-backed securities - housing related	3.8	3.8	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$11.1	$11.3	$(0.2)

Total of all investment grade AFS securities
Corporate securities
Financial services	$18.6	$18.9	$(0.3)
Industrial	10.6	10.9	(0.3)
Utility	2.5	2.7	(0.2)
Asset-backed securities
Housing related	7.5	7.5	-
Other	8.4	8.4	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$47.7	$48.5	$(0.8)

Total number of securities in a continuous unrealized loss position			38

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Asset-backed securities - housing related	$3.5	$3.5	$-

Total fixed maturity and equity securities	3.5	3.5	-

Greater than one year
Corporate securities - industrial	3.6	3.7	(0.1)
Asset-backed securities - housing related	9.4	10.1	(0.7)
Equity securities - banking securities	5.6	6.7	(1.1)

Total fixed maturity and equity securities	$18.6	$20.5	$(1.9)

Total of all below investment grade AFS securities
Corporate securities - industrial	$3.6	$3.7	$(0.1)
Asset-backed securities - housing related	12.9	13.6	(0.7)
Equity securities - banking securities	5.6	6.7	(1.1)

Total fixed maturity and equity securities	$22.1	$24.0	$(1.9)

Total number of securities in a continuous unrealized loss position			8

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Equity securities - other securities	$0.2	$0.2	$-

Total fixed maturity and equity securities	0.2	0.2	-

Greater than one year
Corporate securities - industrial	3.6	3.7	(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities - banking securities	5.3	6.6	(1.3)

Total fixed maturity and equity securities	$34.4	$37.4	$(3.0)

Total of all below investment grade AFS securities
Corporate securities - industrial	$3.6	$3.7	$(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities Banking securities	5.3	6.6	(1.3)
Other	0.2	0.2	-

Total fixed maturity and equity securities	$34.6	$37.6	$(3.0)

Total number of securities in a continuous unrealized loss position			14

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 59% and 79% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2013 and December 31, 2012, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2013.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2013
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$3.5	$3.5	$-

		3.5	3.5	-

Greater than one year	70% to 100%	18.6	20.5	(1.9)

		18.6	20.5	(1.9)

Total		$22.1	$24.0	$(1.9)

		December 31, 2012
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$0.2	$0.2	$-

		0.2	0.2	-

Greater than one year	70% to 100%	34.4	37.4	(3.0)

		34.4	37.4	(3.0)

Total		$34.6	$37.6	$(3.0)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The asset depressed over 20% and greater than one year at March 31, 2013 is related to a preferred stock (ABN AMRO) with exposure to the banking sector. The drop in price for the ABN AMRO preferred stock was primarily due to high illiquidity in the markets in general due to the European debt crisis. There were no assets depressed over 40% at March 31, 2013.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2013 and December 31, 2012 by rating agency equivalent were:

	March 31, 2013		December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$141.8	$152.8	$133.4	$146.2
AA	469.0	531.5	478.3	547.5
A	662.8	737.4	698.4	780.9
BBB	357.0	395.1	370.4	411.5
Below investment grade	75.6	82.2	73.5	78.3

Total fixed maturity AFS securities	$1,706.2	$1,899.0	$1,754.0	$1,964.4

Investment grade	96%	96%	96%	96%
Below investment grade	4%	4%	4%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2013 and December 31, 2012, approximately $100.5 million (or 5%) and $96.1 million (or 5%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The Company did not hold any trading securities during the three months ended March 31, 2013. For the three months ended March 31, 2012 there was less than $0.1 million of investment income on fixed maturity trading securities and $0.3 million of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at March 31, 2013 and December 31, 2012:

	March 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$4.5	$4.5	$-
AA	2.0	2.1	0.1
Below BBB	22.1	21.7	(0.4)
Second lien (a)
Below BBB	1.5	3.6	2.1

Total	$30.1	$31.9	$1.8

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$8.2	$8.4	$0.2
Below BBB	22.5	21.4	(1.1)
Second lien (a)
Below BBB	1.9	3.4	1.5

Total	$32.6	$33.2	$0.6

	March 31, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$3.7	$0.8	$-	$-	$4.5
AA	2.1	-	-	-	2.1
Below BBB	2.9	2.3	4.2	12.3	21.7
Second lien
Below BBB	-	-	3.6	-	3.6

Total	$8.7	$3.1	$7.8	$12.3	$31.9

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$6.7	$1.7	$-	$-	$8.4
Below BBB	2.9	2.4	4.1	12.0	21.4
Second lien
Below BBB	-	-	3.4	-	3.4
Total	$9.6	$4.1	$7.5	$12.0	$33.2

OTTI

The Company’s impairment losses were less than $0.1 million and less than $0.1 million for the three months ended March 31, 2013 and 2012, respectively, net of VOBA amortization. During the first quarter of 2013 and the first quarter of 2012, the Company impaired its holding of a previously OCI impaired 2007 vintage MBS due to adverse changes in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2013 and December 31, 2012, the Company’s assets included $2.2 billion and $2.4 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first three months of 2013 and 2012, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at May 13, 2013:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2013:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$188.2	$343.1	$305.1	$1,909.1	$2,745.5
Separate Accounts (a)	960.8	1,650.8	1,475.8	5,209.4	9,296.8

	$1,149.0	$1,993.9	$1,780.9	$7,118.5	$12,042.3

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2013 and December 31, 2012, the Company’s estimated liability for future guaranty fund assessments was $0.4 million and $0.6 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $4.2 million and $4.0 million at March 31, 2013 and December 31, 2012, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended March 31, 2013 and 2012, the Company recorded net income (loss) of ($34.0) million and $137.0 million, respectively. The decrease in income during the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to the negative impact of the equity collar hedge on the first quarter 2013 results. For further discussion, see the explanation of net derivative losses below.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2013	2012	Change
Asset-based policy charge revenue	$27.2	$28.5	$(1.3)	(a)
Guaranteed benefit based policy charge revenue	6.0	6.5	(0.5)
Non-asset based policy charge revenue	12.8	13.2	(0.4)

Total policy charge revenue	$46.0	$48.2	$(2.2)

(a)	The decrease in asset-based policy charge revenue for 2013 was principally due to the decrease in average variable account balances.

Net derivative losses increased $74.6 million to $99.6 million during the three months ended March 31, 2013 as compared to the same period in 2012. The following table provides the changes in net derivative losses by type:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Equity collar (puts and calls)	$(88.2)	$-	$(88.2)	(a	)
Total return swaps	5.0	-	5.0
Variance swaps	(2.2)	(3.7)	1.5
Futures	(14.2)	(21.3)	7.1	(b	)

Total net derivative losses	$(99.6)	$(25.0)	$(74.6)

(a)

The equity collar loss was driven by the 10% increase in the S&P index. This is a zero cost at inception macro equity hedge to protect against a portion of the unhedged equity tail risk by selling a portion of the market upside above the Company’s long term expected return and buying protection against extreme market declines. As a result, when equity markets increase, these equity collars will decline in value. When markets decrease, they will increase in value.

(b)	The decrease in futures losses relates to market performance of the S&P during the three months ended March 31, 2013 when compared to the same period in 2012.

Policy benefits increased $34.4 million during the three months ended March 31, 2013 as compared to the same period in 2012. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Annuity benefit unlocking	$(28.5)	$(56.3)	$27.8	(a	)
Annuity benefit expense	7.2	(6.2)	13.4	(b	)
Amortization of deferred sales inducements	0.6	1.3	(0.7)
Life insurance mortality expense	5.2	11.3	(6.1)	(c	)

Total policy benefits	$(15.5)	$(49.9)	$34.4

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was related to the first quarter 2012 release of in course of settlement claims which exceeded the benefits paid causing a negative expense in 2012.
(c)	During the three months ended March 31, 2013, the decrease in mortality expense was related to lower mortality experience in the first quarter of 2013.

Amortization of DAC was $3.4 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of ($0.7) million and $1.9 million, respectively. During the three months ended March 31, 2013, increased positive gross profits and negative unlocking resulted in a decrease in amortization compared to the same period in 2012.

Accretion (amortization) of VOBA was $0.5 million and ($1.7) million for the three months ended March 31, 2013 and 2012, respectively, which included favorable (unfavorable) unlocking of $0.3 million and ($0.2) million. During the three months ended March 31, 2013, increased gross profits and lower mortality experience resulted in a decrease in amortization and favorable unlocking as compared to the same period in 2012.

Insurance expenses and taxes decreased $0.4 million in the three months ended March 31, 2013 as compared to the same period in 2012. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2013	2012	Change
Commissions	$8.8	$9.2	$(0.4)
General insurance expenses	3.2	3.2	-
Taxes, licenses, and fees	0.1	0.1	-

Total insurance expenses and taxes	$12.1	$12.5	$(0.4)

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. Although the outcome of any litigation or regulatory proceeding cannot be predicted with certainty, at the present time, the Company believes that there are no pending or threatened proceedings or lawsuits that are likely to have a material adverse impact on our ability to meet our obligations.

The Company is currently being audited on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The audits focus on insurance company processes and procedures for identifying unreported death claims, and their use of the Social Security Master Death File to identify deceased policy and contract holders. In addition, the Company is the subject of multiple state Insurance Department inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2012. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. There is a risk that state regulators could determine that (1) CDAs are not life insurance products but rather financial guarantee insurance or (2) existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, both of which could impact the Company’s ability to issue such products. The sales volume of the CDAs is deemed by the Company to be immaterial during the first three months of 2013. Therefore, the Company has not actively hedged the CDAs.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: May 13, 2013	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer and Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.