Form 10-Q
period 2013-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2013-08-13
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;

33-58303; 333-33863; 333-34192; 333-133223; 333-133225; 333-177282; 333-185576

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2013 - $1,791,395; 2012 - $1,754,007)	$1,905,109	$1,964,452
Equity available-for-sale securities, at estimated fair value (cost: 2013 - $38,997; 2012 - $38,996)	41,033	41,211
Limited partnerships	5,320	6,548
Mortgage loans on real estate	51,025	52,619
Policy loans	730,474	752,437

Total investments	2,732,961	2,817,267

Cash and cash equivalents	325,823	296,855
Accrued investment income	41,060	37,567
Deferred policy acquisition costs	38,784	44,678
Deferred sales inducements	8,861	10,004
Value of business acquired	266,851	271,351
Goodwill	2,800	2,800
Current income taxes - net	2,567	6,430
Deferred income taxes - net	62,970	43,977
Reinsurance receivables - net	5,141	2,186
Affiliated short-term note receivable	50,000	-
Receivable for investments sold - net	5,181	-
Other assets	33,487	33,118
Separate Accounts assets	6,959,946	6,968,855

Total Assets	$10,536,432	$10,535,088

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	June 30, 2013	December 31, 2012
	(unaudited)	(audited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,318,877	$1,383,757
Future policy benefits	394,454	418,689
Claims and claims settlement expenses	46,657	40,338

Total policyholder liabilities and accruals	1,759,988	1,842,784

Payables for collateral under securities loaned and reverse repurchase agreements	341,870	242,650
Derivative liabilities	127,529	11,711
Affiliated payables - net	12,003	6,989
Payable for investments purchased - net	-	6,622
Other liabilities	3,579	5,217
Separate Accounts liabilities	6,959,946	6,968,855

Total Liabilities	9,204,915	9,084,828

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	44,941	96,710
Retained deficit	(82,560)	(15,586)

Total Stockholder’s Equity	1,331,517	1,450,260

Total Liabilities and Stockholder’s Equity	$10,536,432	$10,535,088

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)

Revenues
Policy charge revenue	$46,151	$46,118	$92,149	$94,288
Net investment income	29,781	31,921	59,616	63,504
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	(157)	(51)	(216)

Net other-than-temporary impairment losses on securities recognized in income	-	(157)	(51)	(216)
Net realized investment gains ( losses), excluding other-than-temporary impairment losses on securities	289	2,247	304	3,725

Net realized investment gains	289	2,090	253	3,509

Net derivative gains (losses)	(29,948)	1,957	(129,522)	(23,020)

Total Revenues	46,273	82,086	22,496	138,281

Benefits and Expenses
Interest credited to policyholder liabilities	15,727	17,108	33,392	34,353
Policy benefits (net of reinsurance recoveries: 2013 - $5,060; $9,712; 2012 - $1,600; $4,872)	25,772	60,004	10,294	10,060
Reinsurance premium ceded	2,572	2,468	5,317	5,275
Amortization (accretion) of deferred policy acquisition costs	2,709	(5,755)	6,072	(1,221)
Amortization (accretion) of value of business acquired	8,745	(1,246)	8,230	514
Insurance expenses and taxes	14,455	12,699	26,548	25,152

Total Benefits and Expenses	69,980	85,278	89,853	74,133

Income (Loss) Before Taxes	(23,707)	(3,192)	(67,357)	64,148

Income Tax Expense (Benefit)
Current	(9,684)	(1,202)	(9,883)	926
Deferred	18,918	(2,497)	9,500	(74,284)

Income Tax Expense (Benefit)	9,234	(3,699)	(383)	(73,358)

Net Income (Loss)	$(32,941)	$507	$(66,974)	$137,506

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2013	2012	2013	2012
	(unaudited)		(unaudited)

Net Income (Loss)	$(32,941)	$507	$(66,974)	$137,506

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(80,074)	37,678	(95,339)	38,095
Reclassification adjustment for gains included in net income (loss)	(987)	(781)	(1,062)	(2,412)

	(81,061)	36,897	(96,401)	35,683

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-	-	-
Change in previously recognized unrealized other-than-temporary impairments	876	(805)	(560)	(3,354)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	192	51	251

	876	(613)	(509)	(3,103)

Adjustments
Policyholder liabilities	16,187	(5,220)	12,914	(5,220)
Value of business acquired	(848)	(4,928)	3,734	(8,211)
Deferred income taxes	23,020	(9,279)	28,493	(6,797)

	38,359	(19,427)	45,141	(20,228)

Total other comprehensive income (loss), net of taxes	(41,826)	16,857	(51,769)	12,352

Comprehensive Income (Loss)	$(74,767)	$17,364	$(118,743)	$149,858

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	June 30, 2013	December 31, 2012
	(unaudited)	(audited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income
Balance at beginning of period	$96,710	$75,229
Total other comprehensive income (loss), net of taxes	(51,769)	21,481

Balance at end of period	$44,941	$96,710

Retained Deficit
Balance at beginning of period	$(15,586)	$(181,462)
Net income (loss)	(66,974)	165,876

Balance at end of period	$(82,560)	$(15,586)

Total Stockholder’s Equity	$1,331,517	$1,450,260

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(66,974)	$137,506
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	5,894	(1,406)
Change in deferred sales inducements	1,143	(288)
Change in value of business acquired	8,230	514
Change in benefit reserves	(26,370)	(24,892)
Change in income tax accruals	13,362	(83,498)
Change in claims and claims settlement expenses	6,319	(2,801)
Change in other operating assets and liabilities, net	(15,319)	4,831
Amortization of investments	1,922	541
Interest credited to policyholder liabilities	33,392	34,353
Net derivative losses	129,522	23,020
Net change in fixed maturity trading securities	-	(111)
Net realized investment gains	(253)	(3,509)

Net cash and cash equivalents provided by operating activities	90,868	84,260

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	22,302	112,147
Maturities of available-for-sale securities and mortgage loans	173,210	106,184
Purchases of available-for-sale securities	(232,974)	(261,946)
Sales of trading securities	-	2,632
Sales of limited partnerships	797	1,097
Change in affiliated short-term note receivable	(50,000)	-
Change in payable for collateral under securities loaned and reverse repurchase agreements	99,220	39,526
Cash received in connection with derivatives	9,594	-
Cash paid in connection with derivatives	(3,295)	(5,311)
Policy loans on insurance contracts, net	21,963	17,219
Net settlement on futures contracts	(19,923)	(18,685)
Other	431	(444)

Net cash and cash equivalents provided by (used in) investing activities	$21,325	$(7,581)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended June 30,
(dollars in thousands)	2013	2012
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$13,921	$11,046
Policyholder withdrawals	(97,146)	(85,996)

Net cash and cash equivalents used in financing activities	(83,225)	(74,950)

Net increase in cash and cash equivalents (1)	28,968	1,729
Cash and cash equivalents, beginning of year	296,855	328,844

Cash and cash equivalents, end of period	$325,823	$330,573

(1) Included in net increase in cash and cash equivalents is interest received (2013 - $6; 2012 - $0); interest paid (2013 - $2; 2012 - $2); and Federal income taxes paid (2013 - $0; 2012 - $10,000).

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

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In particular, in the Statements of Income, derivatives activity has been reclassified from net realized investment gains (losses) and net investment income to a new line item called net derivative losses. This was done to present derivatives activity separate from other investment related results. These reclassifications have no effect on net income or stockholder’s equity of the prior period.

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

Accounting Guidance Adopted in 2012

ASC 944, Financial Services—Insurance

In October 2010, FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts, which modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. An insurance entity may only capitalize incremental direct costs of contract acquisition, the portion of employees’ compensation directly related to time spent performing specified acquisition activities for a contract that has actually been acquired, other costs related directly to specified activities that would not have been incurred had the acquisition contract transaction not occurred, and advertising costs that meet capitalization criteria in other GAAP guidance. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted the guidance prospectively on January 1, 2012. The only acquisition costs being capitalized are renewal commissions; therefore there was no change to the current practice of deferring costs. As a result, the adoption did not impact the Company’s results of operations or financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,177,841	$-	$1,177,841
Asset-backed securities	-	74,198	8,585	82,783
Commercial mortgage-backed securities	-	115,652	-	115,652
Residential mortgage-backed securities	-	184,465	-	184,465
Municipals	-	1,074	-	1,074
Government and government agencies
United States	333,343	-	-	333,343
Foreign	3,683	6,268	-	9,951

Total fixed maturity AFS securities (a)	337,026	1,559,498	8,585	1,905,109
Equity securities (a)
Banking securities	-	34,530	-	34,530
Industrial securities	275	6,228	-	6,503

Total equity securities (a)	275	40,758	-	41,033
Cash equivalents (b)	-	333,723	-	333,723
Limited partnerships (c)	-	-	5,320	5,320
Separate Accounts assets (d)	6,959,946	-	-	6,959,946

Total assets	$7,297,247	$1,933,979	$13,905	$9,245,131

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(23,444)	$(23,444)
Derivative liabilities (f)	-	127,529	-	127,529

Total liabilities	$-	$127,529	$(23,444)	$104,085

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,284,009	$-	$1,284,009
Asset-backed securities	-	104,664	-	104,664
Commercial mortgage-backed securities	-	109,050	-	109,050
Residential mortgage-backed securities	-	97,144	91	97,235
Municipals	-	1,104	-	1,104
Government and government agencies
United States	357,366	-	-	357,366
Foreign	3,802	7,222	-	11,024

Total fixed maturity AFS securities (a)	361,168	1,603,193	91	1,964,452
Equity securities (a)
Banking securities	-	34,234	-	34,234
Other financial services securities	-	491	-	491
Industrial securities	233	6,253	-	6,486

Total equity securities (a)	233	40,978	-	41,211
Cash equivalents (b)	-	299,716	-	299,716
Limited partnerships (c)	-	-	6,548	6,548
Separate Accounts assets (d)	6,968,855	-	-	6,968,855

Total assets	$7,330,256	$1,943,887	$6,639	$9,280,782

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(17,397)	$(17,397)
Derivative liabilities (f)	-	11,711	-	11,711

Total liabilities	$-	$11,711	$(17,397)	$(5,686)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At June 30, 2013 and December 31, 2012, less than 0.5% of fixed maturity AFS securities were valued using internal models, respectively.

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

During 2013 and 2012, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$6,548	$91	$8,119	$10,814

Change in unrealized gains (b)	-	(87)	-	608
Purchases	-	4,998	-	-
Sales	(797)	(94)	(1,455)	(7,088)
Transfers into Level 3	-	3,677	-	-
Transfers out of Level 3	-	-	-	(4,814)
Changes in valuation (c)	(431)	-	(116)	300
Net realized investment gains (d)	-	-	-	271

Balance at end of period (a)	$5,320	$8,585	$6,548	$91

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income.
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The increase in Level 3 fixed maturity AFS securities at June 30, 2013 was due to three Asset Backed Securities (“ABS”) being purchased within the period as well as an ABS transfer from Level 2 to Level 3 due to the unavailability of market observable data (Level 2) from an external source. The decrease in Level 3 fixed maturity AFS securities at December 31, 2012 was primarily due to a bond that was transferred out of Level 3 due to the availability of market observable data (Level 2) from an external pricing source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 60 basis points (“bps”) and 80 bps at June 30, 2013 and December 31, 2012, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P 500 index (expressed as a spot rate) was 24.4% at June 30, 2013 and December 31, 2012. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$74,022	$(91,419)	$108,637	$(94,517)

Changes in interest rates (a)	(22,618)	14,064	2,560	(7,176)
Changes in equity markets (a)	(5,734)	8,567	(24,762)	9,746
Other (a)	(367)	-	(12,413)	528

Balance at end of period (b)	$45,303	$(68,788)	$74,022	$(91,419)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the six months ended June 30, 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by higher bond valuation rates which decreased reserves. During 2012, the change in GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance. At June 30, 2013 the SALB reserve was $41, due to low sales volume.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at June 30, 2013 and December 31, 2012:

Description	June 30, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Structured securities - asset-backed securities	$8,585	Broker quote & recent purchase price	Not applicable	Not applicable
Limited partnership	5,320	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$13,905

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$45,303	Discounted cash flow	Own credit risk	60 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(68,788)	Discounted cash flow	Own credit risk	60 bps
			Long-term volatility	25%
Future policy benefits - SALB	41	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$(23,444)

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Structured securities
Residential mortgage-backed securities	$91

Total structured securities	91	Discounted cash flows	Constant prepayment rate	1%
			Probability of default	12%
			Loss severity	65%

Limited partnership	6,548	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$6,639

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$74,022	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(91,419)	Discounted cash flow	Own credit risk	80 bps

			Long-term volatility	25%
Total liabilities	$(17,397)

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

(2)	The SALB is a relatively new product with fewer than 100 policies. Due to the small size of this block the liability was determined based on fees earned.

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at June 30, 2013 and December 31, 2012:

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$55,806	$55,806
Policy loans (b)	-	730,474	-	730,474

Total assets	$-	$730,474	$55,806	$786,280

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$59,548	$59,548
Policy loans (b)	-	752,437	-	752,437

Total assets	$-	$752,437	$59,548	$811,985

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2013 and December 31, 2012 were:

	June 30, 2013
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,099,454	$86,746	$(8,359)	$1,177,841
Asset-backed securities	80,475	3,581	(1,273)	82,783
Commercial mortgage-backed securities	109,508	8,094	(1,950)	115,652
Residential mortgage-backed securities	186,554	3,742	(5,831)	184,465
Municipals	1,074	6	(6)	1,074
Government and government agencies
United States	305,533	27,865	(55)	333,343
Foreign	8,797	1,154	-	9,951

Total fixed maturity AFS securities	$1,791,395	$131,188	$(17,474)	$1,905,109

Equity securities
Banking securities	$32,971	$2,490	$(931)	$34,530
Industrial securities	6,026	477	-	6,503

Total equity securities	$38,997	$2,967	$(931)	$41,033

	December 31, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,145,614	$139,290	$(894)	$1,284,010
Asset-backed securities	102,492	3,583	(1,412)	104,663
Commercial mortgage-backed securities	97,266	11,784	-	109,050
Residential mortgage-backed securities	92,292	5,178	(234)	97,236
Municipals	1,076	28	-	1,104
Government and government agencies
United States	306,430	50,935	-	357,365
Foreign	8,837	2,187	-	11,024

Total fixed maturity AFS securities	$1,754,007	$212,985	$(2,540)	$1,964,452

Equity securities
Banking securities	$32,820	$2,686	$(1,273)	$34,233
Other financial services securities	150	341	-	491
Industrial securities	6,026	463	(2)	6,487

Total equity securities	$38,996	$3,490	$(1,275)	$41,211

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2013 and December 31, 2012 were:

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,721,327	$1,831,078	$1,680,467	$1,886,198
Below investment grade	70,068	74,031	73,540	78,254

Total fixed maturity AFS securities	$1,791,395	$1,905,109	$1,754,007	$1,964,452

At June 30, 2013 and December 31, 2012 the estimated fair value of fixed maturity securities rated BBB- were $102,786 and $96,136, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2013 and December 31, 2012 by contractual maturities were:

	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$35,179	$35,690	$81,476	$82,721
Due after one year through five years	297,556	317,184	258,569	278,158
Due after five years through ten years	819,104	871,322	852,450	955,898
Due after ten years	263,019	298,012	269,462	336,726

	1,414,858	1,522,208	1,461,957	1,653,503
Mortgage-backed securities and other asset-backed securities	376,537	382,901	292,050	310,949

Total fixed maturity AFS securities	$1,791,395	$1,905,109	$1,754,007	$1,964,452

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company did not hold any trading securities during the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012, there was $41 and $101, respectively, of investment income on fixed maturity trading securities and $777 and $1,069, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company also recognized losses of $960 and $960, respectively, during the three and six months ended June 30, 2012, on the conversion of a fixed maturity trading security to preferred stock.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$126,970	$134,127	$(7,157)
Asset-backed securities	30,541	31,079	(538)
Commercial mortgage-backed securities	22,941	24,890	(1,949)
Residential mortgage-backed securities	121,516	127,345	(5,829)
Municipals	914	920	(6)
Government and government agencies - United States	14,724	14,779	(55)

Total fixed maturity and equity securities	317,606	333,140	(15,534)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	8,196	9,170	(974)
Residential mortgage-backed securities	10	10	-

Total fixed maturity and equity securities	8,206	9,180	(974)

Greater than one year
Fixed maturity AFS securities
Corporate securities	10,816	11,045	(229)
Asset-backed securities	7,833	8,568	(735)
Residential mortgage-backed securities	90	93	(3)
Equity securities - banking securities	3,904	4,834	(930)

Total fixed maturity and equity securities	22,643	24,540	(1,897)

Total fixed maturity and equity securities	$348,455	$366,860	$(18,405)

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$16,567	$16,942	$(375)
Asset-backed securities	12,187	12,222	(35)
Commercial mortgage-backed securities	11	11	-
Residential mortgage-backed securities	9	10	(1)
Equity securities - industrial	233	235	(2)

Total fixed maturity and equity securities	29,007	29,420	(413)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	7,780	8,070	(290)
Residential mortgage-backed securities	25	26	(1)

Total fixed maturity and equity securities	7,805	8,096	(291)

Greater than one year
Fixed maturity AFS securities
Corporate securities	10,795	11,024	(229)
Asset-backed securities	18,690	20,067	(1,377)
Residential mortgage-backed securities	10,638	10,870	(232)
Equity securities - banking	5,358	6,631	(1,273)

Total fixed maturity and equity securities	45,481	48,592	(3,111)

Total fixed maturity and equity securities	$82,293	$86,108	$(3,815)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 131 and 52 at June 30, 2013 and December 31, 2012, respectively.

At June 30, 2013 there were no securities whose fair value had declined below amortized cost by greater than 20%. The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at December 31, 2012 were as follows:

	December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	3,655	$(1,180)	1

Total	$3,655	$(1,180)	1

Unrealized gains (losses) incurred during the first half of 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Assets
Fixed maturity securities	$113,714	$210,445
Equity securities	2,036	2,215
Value of business acquired	(46,074)	(49,810)

	69,676	162,850

Liabilities
Policyholder account balances	-	(12,912)
Federal income taxes - deferred	(24,735)	(53,228)

	(24,735)	(66,140)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$44,941	$96,710

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity and are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no prepayment premiums collected during the three and six months ended June 30, 2013 and 2012.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at June 30, 2013 and December 31, 2012 was $26 and $25, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at June 30, 2013 and December 31, 2012. The change in the credit loss allowances on mortgage loans by type of property at June 30, 2013 and December 31, 2012 was as follows:

Commercial	June 30, 2013	December 31, 2012
Balance at beginning of period	$25	$28

Provision	1	(3)

Balance at end of period	$26	$25

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, Ohio, and California which account for approximately 76% of mortgage loans at June 30, 2013.

The credit quality of mortgage loans by type of property at June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
Commercial	2013	2012
AAA - AA	$20,238	$20,821
A	21,141	31,823
BBB	9,672	-

Total mortgage loans on real estate	51,051	52,644
Less: general reserve	(26)	(25)

Total mortgage loans on real estate, net	$51,025	$52,619

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

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At June 30, 2013 and December 31, 2012, the payable for collateral under securities loaned was $218,387 and $216,294, respectively. The amortized cost of securities out on loan at June 30, 2013 and December 31, 2012 was $198,839 and $187,240, respectively. The estimated fair value of securities out on loan at June 30, 2013 and December 31, 2012 was $213,957 and $206,241, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At June 30, 2013 and December 31, 2012, the payable for reverse repurchase agreements was $123,483 and $26,355, respectively. At June 30, 2013 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $121,148 and $126,976, respectively. At December 31, 2012, the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26,222 and $25,986, respectively.

Derivatives

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB.

S&P 500 Composite Stock Price Index futures contracts are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. At June 30, 2013, the Company had 306 outstanding short futures contracts with a notional value of $120,427 and 1,995 outstanding long futures contracts with a notional value of $159,530. At December 31, 2012, the Company had 412 outstanding short futures contracts with a notional value of $145,702. Realized losses on settlement of these futures were ($5,715) and ($19,923), respectively, for the three and six months ended June 30, 2013. Realized losses on settlement of these futures were ($7,603) and ($18,685), respectively, for the three and six months ended June 30, 2012. These losses have been recorded in net derivative losses in the Statements of Income.

The Company uses variance swaps to hedge equity risk. At June 30, 2013, the Company had variance swaps with a notional value of $800 and a net fair value of ($666). The Company recognized ($1,520) and $1,244 of gains (losses) from the change in fair value of the variance swaps in net derivative losses in the Statements of Income during the three and six months ended June 30, 2013. The Company recognized $942 and $977 of gains from the change in fair value of the variance swaps in net derivative losses in the Statements of Income during the three and six months ended June 30, 2012. At December 31, 2012, the Company had variance swaps with a notional value of $800 and a net fair value of ($1,910).

The Company also uses equity collars to hedge equity risk. These derivatives were purchased in the fourth quarter of 2012 as part of a hedging program which, with a zero cost at issue, hedges a portion of equity market decline by selling a portion of market upside above the Company’s long-term expected return. At June 30, 2013, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($130,271). The Company recognized ($32,305) and ($120,471) of losses from the change in fair value of the equity collars in net derivative losses in the Statements of Income during the three and six months ended June 30, 2013, respectively. At December 31, 2012, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($9,800).

During the first half of 2013, the Company also entered into total return swaps which are based on the S&P index. As of June 30, 2013, these total return swaps had a notional value of $353,257 and a fair value of $3,408. During the three and six months ended June 30, 2013, the Company recognized gains (losses) from the change in fair value of ($1,725) and $3,408, respectively. These gains and losses are recorded in net derivative losses in the Statements of Income.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At June 30, 2013 and December 31, 2012, the Company has pledged securities in the amount of $104,630 and $4,949, respectively, to counterparties.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $16,101 and $9,921 as of June 30, 2013 and December 31, 2012, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties. The following tables present the offsetting of derivative assets for the periods ended June 30, 2013 and December 31, 2012:

	June 30, 2013
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$18,388	$18,388	$-	$-	$-	$-

Total	$18,388	$18,388	$-	$-	$-	$-

	December 31, 2012
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$68,361	$68,361	$-	$-	$-	$-

Total	$68,361	$68,361	$-	$-	$-	$-

The following tables present the offsetting of derivative liabilities for the periods ended June 30, 2013 and December 31, 2012:

	June 30, 2013
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$145,917	$18,388	$127,529	$-	$92,310	$35,219

Total	$145,917	$18,388	$127,529	$-	$92,310	$35,219

	December 31, 2012
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$80,072	$68,361	$11,711	$-	$2,867	$8,844

Total	$80,072	$68,361	$11,711	$-	$2,867	$8,844

There were no other financial assets or financial liabilities as of June 30, 2013 and December 31, 2012 that were subject to offsetting.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds	$15,407	$30,974	$22,302	$112,147
Gross realized investment gains	307	2,338	380	3,888
Gross realized investment losses	(8)	(98)	(70)	(98)

Proceeds on AFS securities sold at a realized loss	11,604	2,514	15,233	2,514

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Fixed maturity AFS securities	$299	$2,034	$259	$3,511
Equity securities	-	29	-	29
Mortgages	(5)	-	(1)	-
Adjustment related to value of business acquired	(5)	27	(5)	(31)

Net realized investment gains (losses)	$289	$2,090	$253	$3,509

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$1,420	$2,229
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	51	294
Accretion of credit loss impairments previously recognized	(600)	(1,103)

Balance at end of period	$871	$1,420

The components of OTTI reflected in the Statements of Income for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$-	$-	$-	$51	$-	$51

Net OTTI losses	$-	$-	$-	$51	$-	$51

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$192	$-	$192	$251	$-	$251
Value of business acquired amortization	(35)	-	(35)	(35)	-	(35)

Net OTTI losses	$157	$-	$157	$216	$-	$216

For the three months ended June 30, 2013, the Company had no impairment losses recognized in the Statements of Income. For the six months ended June 30, 2013, the Company’s impairment losses recognized in the Statements of Income were $51, net of value of business acquired amortization. For the three and six months ended June 30, 2012, the Company’s impairment losses recognized in the Statements of Income were $157 and $216, respectively, net of value of business acquired amortization. During the first quarter 2013 the Company impaired its holding of a previously OCI impaired 2007 vintage RMBS due to adverse changes in cash flows. During the second quarter 2012, the Company impaired its previously OCI impaired holding of a 2005 vintage residential mortgage asset-backed security and a 2007 vintage RMBS due to an adverse change in cash flows. In the first quarter 2012, the Company impaired its holding of a previously OCI impaired 2007 vintage RMBS due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at June 30, 2013 and 2012, respectively.

The change in the carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Accretion (amortization) expense	$(8,746)	$10,343	$(8,493)	$(9,190)
Unlocking	1	(9,097)	262	8,676
Adjustment related to realized gains on investments	(5)	27	(5)	(31)
Adjustment related to unrealized gains and OTTI on investments	(847)	(4,928)	3,736	(8,211)

Change in VOBA carrying amount	$(9,597)	$(3,655)	$(4,500)	$(8,756)

For the three and six months ended June 30, 2013 change in VOBA accretion (amortization) expense balance was primarily driven by favorable equity markets and regular amortization due to positive gross profits creating greater reserve release when compared to the same period 2012. The change in unlocking for the three and six months ended was driven by a decrease in Separate Account returns, which resulted in favorable unlocking.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
DAC	2013	2012	2013	2012
Capitalization	$17	$109	$178	$185
Accretion (amortization) expense	(2,709)	6,693	(5,413)	307
Unlocking	-	(938)	(659)	914

Change in DAC carrying amount	$(2,692)	$5,864	$(5,894)	$1,406

	Three Months Ended June 30,		Six Months Ended June 30,
DSI	2013	2012	2013	2012
Capitalization	$14	$4	$46	$9
Accretion (amortization) expense	(621)	1,507	(1,237)	(250)
Unlocking	-	108	48	529

Change in DSI carrying amount	$(607)	$1,619	$(1,143)	$288

The change in the carrying amount of DAC and DSI for the three and six months ended June 30, 2013 was primarily driven by positive gross profits and favorable equity markets resulting in increased amortization as compared to the same period in 2012.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
GMDB	2013	2012	2013	2012
Guaranteed benefits incurred	$7,937	$7,792	$15,897	$16,623
Guaranteed benefits paid	(9,682)	(11,099)	(17,736)	(15,163)
Unlocking	3,478	18,993	(14,522)	(13,054)

Total	$1,733	$15,686	$(16,361)	$(11,594)

	Three Months Ended June 30,		Six Months Ended June 30,
GMIB	2013	2012	2013	2012
Guaranteed benefits incurred	$2,816	$3,730	$6,015	$8,024
Guaranteed benefits paid	(298)	-	(307)	-
Unlocking	821	11,593	(9,646)	(12,632)

Total	$3,339	$15,323	$(3,938)	$(4,608)

During the three months ended June 30, 2013, the change in reserves was driven by less favorable Separate Account returns than expected while the same period in 2012 was driven by unfavorable equity market performance resulting in an increase in estimated future benefits. During the six months ended June 30, 2013, the decrease in reserves was driven by a decrease in unlocking due to less market growth in the second quarter when compared to the same period in 2012.

The variable annuity GMDB liability at June 30, 2013 and December 31, 2012 was $128,551 and $144,913, respectively. The variable annuity GMIB liability at June 30, 2013 and December 31, 2012 was $57,884 and $61,822, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and six months ended June 30, 2013 and 2012, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was not meaningful for the six months ended June 30, 2013 and 2012, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”).

At June 30, 2013 and December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. At March 31, 2012, management determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,648 (gross $7,566) that should not be recognized at June 30, 2013 and December 31, 2012, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	June 30, 2013	December 31, 2012
Balance at beginning of period	$2,648	$2,522
Additions for tax positions of prior years	-	126

Balance at end of period	$2,648	$2,648

At December 31, 2012, the Company had an operating loss carryforward for federal income tax purposes of $426,083 (net of the ASC 740 reduction of $7,566) with a carryforward period of fifteen years that expire at various dates up to 2026. As of June 30, 2013 a taxable loss is projected for 2013 that will increase the loss carryforward by approximately $34,173. At June 30, 2013 and December 31, 2012, the Company did not have a capital loss carryforward for federal income tax purposes. At December 31, 2012, the Company had a foreign tax credit carryforward of $7,907 with a carryforward period of ten years that will expire at various dates up to 2022. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,274 at December 31, 2012, with an indefinite carryforward period. As of June 30, 2013, the Company does not expect to utilize either of these credit carryforwards in 2013.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at June 30, 2013 or December 31, 2012. The Company recognized interest income of less than $1 and $30 at June 30, 2013 and December 31, 2012, respectively.

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

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended June 30, 2013:

June 30, 2013
Unrealized Holding Gains (Losses) on AFS Securities (a)
Beginning balance	$96,710

Other comprehensive loss before reclassifications	(51,117)
Amounts reclassified from accumulated other comprehensive income	(652)

Net current period other comprehensive loss	(51,769)

Ending balance	$44,941

(a)	All amounts are net of tax.

The following table presents reclassifications out of accumulated other comprehensive income for the period ended June 30, 2013:

June 30, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on AFS securities	$1,062	Net realized investment gains (losses)
Portion of other-than-temporary
impairments previously recognized
	(51)	in other comprehensive income

	1,011	Total before tax
	359	Tax expense

	$652	Net of tax

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

The Company’s statutory net income (loss) for the six months ended June 30, 2013 and 2012 was $240,392 and $56,326, respectively. Statutory capital and surplus at June 30, 2013 and December 31, 2012 was $772,898 and $636,158, respectively.

During the first half of 2013 and 2012, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2013 and December 31, 2012, net reinsurance receivables were $5,141 and $2,186, respectively. The Company did not have a reinsurance reserve at June 30, 2013 and December 31, 2012.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At June 30, 2013, 38% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2012, 39% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At June 30, 2013, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2013, the Company incurred $2,626 and $5,470, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $2,748 and $5,621, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times. On May 21, 2013, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.10% that is due May 21, 2014. During the three months ended June 30, 2013, the Company accrued and/or received $6 of interest income. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six months ended June 30, 2013, the Company incurred $23 and $46, respectively, under this agreement. During the three and six months ended June 30, 2012, the Company incurred $22 and $44, respectively, under this agreement. There were no mortgage loan origination fees during the three and six months ended June 30, 2013 and 2012, respectively. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2013, the Company incurred $450 and $924, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $429 and $857, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2013, the Company incurred $8,200 and $16,336, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $8,041 and $16,324, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2013, the Company incurred $102 and $203, respectively, in expenses under this agreement. During the three and six months ended June 30, 2012, the Company incurred $100 and $201, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three and six months ended June 30,

2013, the Company received $436 and $867, respectively, in revenue under this agreement. During the three and six months ended June 30, 2012, the Company received $433 and $880, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three and six months ended June 30, 2013, the Company did not sell or purchase any fixed maturity AFS securities from affiliated parties. During the three months ended June 30, 2012, the Company did not sell any fixed maturity AFS securities or mortgage loans on real estate to affiliated companies. During the six months ended June 30, 2012, the Company purchased $9,714 of fixed maturity AFS securities from affiliated companies.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and six months ended:

	Annuity	Life Insurance	Total
Three months ended June 30, 2013
Net revenues (a)	$12,220	$18,326	$30,546
Amortization of VOBA	7,538	1,207	8,745
Policy benefits (net of reinsurance recoveries)	15,141	10,631	25,772
Income tax expense	7,276	1,958	9,234
Net income (loss)	(34,550)	1,609	(32,941)

Three months ended June 30, 2012
Net revenues (a)	$46,533	$18,445	$64,978
Amortization (accretion) of VOBA	(8,166)	6,920	(1,246)
Policy benefits (net of reinsurance recoveries)	51,640	8,364	60,004
Income tax benefit	(2,977)	(722)	(3,699)
Net income (loss)	(727)	1,234	507

	Annuity	Life Insurance	Total
Six months ended June 30, 2013
Net revenues (a)	$(46,021)	$35,125	$(10,896)
Amortization of VOBA	8,031	199	8,230
Policy benefits (net of reinsurance recoveries)	(5,534)	15,828	10,294
Income tax expense (benefit)	(5,631)	5,248	(383)
Net income (loss)	(74,918)	7,944	(66,974)

Six months ended June 30, 2012
Net revenues (a)	$66,131	$37,797	$103,928
Amortization (accretion) of VOBA	(3,220)	3,734	514
Policy benefits (net of reinsurance recoveries)	(9,650)	19,710	10,060
Income tax benefit	(69,213)	(4,145)	(73,358)
Net income	124,565	12,941	137,506

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $4.1 million and $16.1 million, respectively, for the three and six months ended June 30, 2013. Total direct deposits (including internal exchanges) were $3.4 million and $13.1 million, respectively, for the three and six months ended June 30, 2012. Internal exchanges were $1.3 million and $2.1 million, respectively, for the three and six months ended June 30, 2013. Internal exchanges were $0.9 million and $2.1 million, respectively, for the three and six months ended June 30, 2012. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At June 30, 2013, the Company’s assets were $10.5 billion or $1.5 million higher than the $10.5 billion in assets at December 31, 2012. Assets excluding Separate Accounts assets increased $10.4 million during the second quarter of 2013. Separate Accounts assets, which represent 66% of total assets, decreased $9.0 million to $7.0 billion. Changes in Separate Accounts assets were as follows:

	Six Months Ended June 30,
(dollars in millions)	2013	2012

Investment performance	$433.7	$390.5
Deposits	15.7	12.6
Policy fees and charges	(80.6)	(83.3)
Surrenders, benefits and withdrawals	(377.8)	(368.1)

Net change	$(9.0)	$(48.3)

During the first half of 2013 and 2012, fixed contract owner deposits were $0.1 million and $0.2 million, respectively, and fixed contract owner withdrawals were $50.7 million and $50.6 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended June 30, 2013 with increases of 2%, 4% and 2%, respectively, from March 31, 2013. The Dow, NASDAQ and S&P ended June 30, 2013 with increases of 14%, 13% and 13%, respectively, from December 31, 2012.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 70% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2013. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the six months ended June 30, 2013, average variable account balances decreased less than $0.1 billion (or 1%) to $7.1 billion as compared to the same period in 2012.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Average medium term interest rate yield (a)	0.64%	0.42%	0.64%	0.42%
Increase (decrease) in medium term interest rates (in basis points)	25	(10)	24	2
Credit spreads (in basis points) (b)	140	215	140	215
Expanding (contracting) of credit spreads (in basis points)	25	16	16	(70)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(80.2)	$36.3	$(96.9)	$32.6
Interest-sensitive policyholder liabilities	16.2	(5.2)	12.9	(5.2)

Net change on market valuations	$(64.0)	$31.1	$(84.0)	$27.4

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At June 30, 2013 and December 31, 2012, approximately $60.6 million (or 3%) and $63.6 million (or 4%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three months ended June 30, 2013, the Company did not record an OTTI in income. For the six months ended June 30, 2013, the Company recorded an OTTI in income of less than $0.1 million, net of associated value of business acquired amortization. For the three and six months ended June 30, 2012, the Company recorded an OTTI in income of $0.2 million and $0.2 million, respectively, net of associated value of business acquired amortization.

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

At June 30, 2013 and December 31, 2012, there was $51.0 million and $52.6 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at June 30, 2013 and December 31, 2012 was $55.8 million and $59.5 million, respectively. There were no impaired mortgage loans at June 30, 2013. The generic reserve at June 30, 2013 and December 31, 2012 was less than $0.1 million. The change in the valuation allowance and the generic reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At June 30, 2013 and December 31, 2012, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivative Instruments

Derivatives are financial instruments in which the value changes in response to an underlying variable, that require little or no net initial investment and are settled at a future date. The Company has entered into derivatives, such as futures, options, total return swaps and variance swaps to hedge minimum guarantees on variable annuity contracts. All derivatives recognized on the balance sheet are carried at fair value with changes in fair value recognized as a component of net derivative gains (losses) in the Statements of Income.

Futures contracts are used to hedge the liability risk associated with products providing the policyholder a return based on various global equity market indices. Net settlements on the futures occur daily.

Put and call options have been utilized by the Company to create equity collars designed to have a zero cost at issue, which serve to hedge the risk of equity market declines by selling a portion of market upside above the Company’s long-term expected return. In addition, during the period ended June 30, 2013, the Company executed total return swaps with exposure to the S&P index. This program does not hedge any specific product group, but rather provides protection against a portion of the total remaining equity tail risk after existing hedge programs across all products in extreme market decline scenarios.

The Company has entered into variance swaps to hedge the costs of the volatility of the Standard & Poor’s 500 Composite Stock Price Index (“S&P”) market. These variance swaps are similar to volatility options where the underlying index provides for the market value movements. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

At June 30, 2013, the Company had 306 outstanding short futures contracts with a notional value of $120.4 million and 1,995 outstanding long futures contracts with a notional value of $159.5 million. At December 31, 2012, the Company had 412 outstanding short futures contracts with a notional value of $145.7 million. Realized losses on settlement of these futures were $5.7 million and $19.9 million, respectively for the three and six months ended June 30, 2013. Realized losses on settlement of these futures were $7.6 million and $18.7 million, respectively for the three and six months ended June 30, 2012. These losses have been recorded in net derivative gains (losses) in the Statements of Income.

At June 30, 2013 and December 31, 2012, the Company had variance swaps with a notional value of $0.8 million and less than $0.1 million, respectively, and a net fair value of ($0.7) million and ($1.9) million, respectively, which is presented as a liability on the Balance Sheets. The Company recognized ($1.5) million and $1.2 million, respectively, of gains (losses) from the change in fair value of the variance swaps in net derivative gains (losses) in the Statements of Income during the three and six months ended June 30, 2013. The Company recognized $0.9 million and $1.0 million, respectively, of gains from the change in fair value of the variance swaps in net derivative gains (losses) in the Statements of Income during the three and six months ended June 30, 2012.

At June 30, 2013, the Company had equity collars with a notional value of $1.525 billion and a net fair value of ($130.3) million. These collars were acquired in the fourth quarter of 2012 and the Company recognized $32.3 million and $120.5 of losses from the change in fair value of the equity collars in net derivative gains (losses) in the Statements of Income during the three and six months ended June 30, 2013. At December 31, 2012, the Company had equity collars with a notional value of $1,525 million and a net fair value of ($9.8) million.

During the first half of 2013, the Company also entered into total return swaps which are based on the S&P index. As of June 30, 2013, these total return swaps had a notional value of $353.3 million and a fair value of $3.4 million. During the three and six months ended June 30, 2013, the Company recognized gains (losses) from the change in fair value of ($1.7) million and $3.4 million, respectively. These gains are recorded in net derivative gains (losses) in the Statements of Income.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At June 30, 2013 and December 31, 2012, the payable for collateral under securities loaned was $218.4 million and $216.3 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At June 30, 2013 and December 31, 2012, the payable for reverse repurchase agreements was $123.5 million and $26.4 million, respectively. At June 30, 2013 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $121.1 million and $127.0 million, respectively. At December 31, 2012 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26.2 million and $26.0 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At June 30, 2013 and December 31, 2012, the Company’s VOBA asset was $266.9 million and $271.3 million, respectively. For the three and six months ended June 30, 2013, the favorable impact to pre-tax income related to VOBA unlocking was less than $0.1 million and $0.3 million, respectively. For the three and six months ended June 30, 2012, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was ($9.1) million and $8.7 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DAC asset of $38.8 million and $44.7 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. There was no DAC unlocking during the three months ended June 30, 2013. For the six months ended June 30, 2013, there was an unfavorable impact to pre-tax income related to DAC unlocking of ($0.7) million. For the three and six months ended June 30, 2012, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of ($0.9) million and $0.9 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At June 30, 2013 and December 31, 2012, variable annuities accounted for the Company’s entire DSI asset of $8.9 million and $10.0 million, respectively. There was no DSI unlocking during the three months ended June 30, 2013. For the six months ended June 30, 2013, there was a favorable impact to pre-tax income related to DSI unlocking of less than $0.1 million. For the three and six months ended June 30, 2012, there was a favorable impact to pre-tax income related to DSI unlocking of $0.1 million and $0.5 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 9% at both June 30, 2013 and 2012.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30 2013 and December 31, 2012 were $1.3 billion and $1.4 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2013 and December 31, 2012, future policy benefits were $394.5 million and $418.7 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2013 and December 31, 2012, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	June 30, 2013	December 31, 2012
GMDB liability	$128.6	$144.9
GMIB liability	57.9	61.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2013, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($4.3) million and $24.2 million, respectively. For the three and six months ended June 30, 2012, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($30.5) million and $25.7 million, respectively.

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

At June 30, 2013 and December 31, 2012, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	June 30, 2013	December 31, 2012
GMWB liability	$45.3	$74.0
GMIB reinsurance asset	(68.8)	(91.4)

At June 30, 2013 and December 31, 2012, the future policy benefits for the SALB liability was less than $0.1 million.

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

At June 30, 2013 and December 31, 2012, the Company did not have a tax valuation allowance for deferred tax assets. At March 31, 2012, management determined that deferred tax assets on the net operating loss carryforward and other assets are more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2013 and December 31, 2012 were:

	June 30, 2013
	Amortized Cost/Cost	Gross Unrealized			% of Estimated Fair Value
(dollars in millions)		Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$302.5	$23.8	$(2.1)	$324.2	17%
Industrial	711.0	53.8	(6.1)	758.7	38
Utility	85.9	9.2	(0.2)	94.9	5
Asset-backed securities
Housing related	31.5	2.9	(1.1)	33.3	2
Credit cards	23.7	0.6	(0.1)	24.2	1
Structured settlements	8.7	-	(0.1)	8.6	-
Autos	11.9	-	-	11.9	1
Timeshare	4.7	-	-	4.7	-
Commercial mortgage-backed securities - non agency backed	109.5	8.1	(1.9)	115.7	6
Residential mortgage-backed securities
Agency backed	174.1	3.4	(5.8)	171.7	9
Non agency backed	12.5	0.3	-	12.8	1
Municipals - tax exempt	1.1	-	-	1.1	-
Government and government agencies
United States	305.5	27.9	(0.1)	333.3	17
Foreign	8.8	1.2	-	10.0	1

Total fixed maturity AFS securities	1,791.4	131.2	(17.5)	1,905.1	98
Equity securities
Banking securities	33.0	2.4	(0.9)	34.5	2
Industrial securities	6.0	0.5	-	6.5	-

Total equity securities	39.0	2.9	(0.9)	41.0	2

Total fixed maturity and equity securities	$1,830.4	$134.1	$(18.4)	$1,946.1	100%

	December 31, 2012
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$302.3	$35.2	$(0.3)	$337.2	17%
Industrial	742.3	89.8	(0.5)	831.6	41
Utility	101.0	14.4	(0.1)	115.3	6
Asset-backed securities
Housing related	36.3	2.0	(1.4)	36.9	2
Credit cards	37.3	1.5	-	38.8	2
Structured settlements	8.5	-	-	8.5	-
Autos	20.2	0.1	-	20.3	1
Timeshare	0.2	-	-	0.2	-
non agency backed	97.3	11.8	-	109.1	5
Residential mortgage-backed securities
Agency backed	78.4	4.8	-	83.2	4
Non agency backed	13.9	0.1	(0.2)	13.8	1
Municipals - tax exempt	1.1	-	-	1.1	-
Government and government agencies
United States	306.4	51.0	-	357.4	18
Foreign	8.8	2.2	-	11.0	1

Total fixed maturity AFS securities	1,754.0	212.9	(2.5)	1,964.4	98

Equity securities
Banking securities	32.8	2.7	(1.3)	34.2	2
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	6.0	0.5	-	6.5	-

Total equity securities	39.0	3.5	(1.3)	41.2	2

Total fixed maturity and equity securities	$1,793.0	$216.4	$(3.8)	$2,005.6	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2013.

Only one issuer represents more than 5% of the total unrealized loss position, comprised of one investment grade RMBS holding with $5.8 million of unrealized loss. The unrealized loss was caused by a general rise in interest rates.

At June 30, 2013 and December 31, 2012, approximately $171.7 million (or 57%) and $83.2 million (or 40%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National

Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first six months of 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	June 30, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$31.5	$33.5	$(2.0)
Industrial	81.9	86.6	(4.7)
Utility	3.0	3.2	(0.2)
Asset-backed securities
Credit cards	6.8	6.8	-
Other	7.6	7.7	(0.1)
Autos	7.9	8.0	(0.1)
Timeshare	1.7	1.7	-
Commercial mortgage-backed securities - non agency backed	22.9	24.9	(2.0)
Residential mortgage-backed securities - agency backed	121.5	127.3	(5.8)
Municipals - tax exempt	0.9	0.9	-
Government and government agencies
United States	14.7	14.8	(0.1)

Total fixed maturity and equity securities	300.4	315.4	(15.0)

Greater than six months but less than or equal to one year
Corporate securities
Industrial	8.2	9.2	(1.0)

Total fixed maturity and equity securities	$8.2	$9.2	$(1.0)

	June 30, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$7.2	$7.3	$(0.1)
Asset-backed securities - housing related	2.9	2.9	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	10.2	10.3	(0.1)

Total of all investment grade AFS securities
Corporate securities
Financial services	$38.7	$40.8	$(2.1)
Industrial	90.1	95.8	(5.7)
Utility	3.0	3.2	(0.2)
Asset-backed securities
Housing related	2.9	2.9	-
Credit cards	6.8	6.8	-
Other	7.6	7.7	(0.1)
Autos	7.9	8.0	(0.1)
Timeshare	1.7	1.7	-
Commercial mortgage-backed securities - non agency backed	22.9	24.9	(2.0)
Residential mortgage-backed securities - agency backed	121.6	127.4	(5.8)
Municipals - tax exempt	0.9	0.9	-
Government and government agencies
United States	14.7	14.8	(0.1)

Total fixed maturity and equity securities	$318.8	$334.9	$(16.1)

Total number of securities in a continuous unrealized loss position			118

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$6.1	$6.1	$-
Industrial	10.6	10.9	(0.3)
Asset-backed securities
Housing related	3.7	3.7	-
Other	8.4	8.4	-

Total fixed maturity and equity securities	28.8	29.1	(0.3)

Greater than six months but less than or equal to one year
Corporate securities - financial services	7.8	8.1	(0.3)

Total fixed maturity and equity securities	7.8	8.1	(0.3)

Greater than one year
Corporate securities
Financial services	4.7	4.7	-
Utility	2.5	2.7	(0.2)
Asset-backed securities - housing related	3.8	3.8	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$11.1	$11.3	$(0.2)

Total of all investment grade AFS securities
Corporate securities
Financial services	$18.6	$18.9	$(0.3)
Industrial	10.6	10.9	(0.3)
Utility	2.5	2.7	(0.2)
Asset-backed securities
Housing related	7.5	7.5	-
Other	8.4	8.4	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$47.7	$48.5	$(0.8)

Total number of securities in a continuous unrealized loss position			38

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	June 30, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Industrial	$10.5	$10.8	$(0.3)
Asset-backed securities - housing related	6.6	6.9	(0.3)

Total fixed maturity and equity securities	17.1	17.7	(0.6)

Greater than one year
Corporate securities - industrial	3.6	3.7	(0.1)
Asset-backed securities - housing related	5.0	5.7	(0.7)
Equity securities - banking securities	3.9	4.8	(0.9)

Total fixed maturity and equity securities	$12.5	$14.2	$(1.7)

Total of all below investment grade AFS securities
Corporate securities - industrial	$14.2	$14.5	$(0.3)
Asset-backed securities - housing related	11.5	12.6	(1.1)
Equity securities - banking securities	3.9	4.8	(0.9)

Total fixed maturity and equity securities	$29.6	$31.9	$(2.3)

Total number of securities in a continuous unrealized loss position			13

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Equity securities - other securities	$0.2	$0.2	$-

Total fixed maturity and equity securities	0.2	0.2	-

Greater than one year
Corporate securities - industrial	3.6	3.7	(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities - banking securities	5.3	6.6	(1.3)

Total fixed maturity and equity securities	$34.4	$37.4	$(3.0)

Total of all below investment grade AFS securities
Corporate securities - industrial	$3.6	$3.7	$(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities
Banking securities	5.3	6.6	(1.3)
Other	0.2	0.2	-

Total fixed maturity and equity securities	$34.6	$37.6	$(3.0)

Total number of securities in a continuous unrealized loss position			14

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 15% and 79% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2013 and December 31, 2012, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2013.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		June 30, 2013
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$17.1	$17.7	$(0.6)

		17.1	17.7	(0.6)

Greater than one year	70% to 100%	12.5	14.2	(1.7)

		12.5	14.2	(1.7)

Total		$29.6	$31.9	$(2.3)

		December 31, 2012
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$0.2	$0.2	$-

		0.2	0.2	-

Greater than one year	70% to 100%	34.4	37.4	(3.0)

		34.4	37.4	(3.0)

Total		$34.6	$37.6	$(3.0)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

There were no assets depressed over 20% or 40% at June 30, 2013.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2013 and December 31, 2012 by rating agency equivalent were:

	June 30, 2013		December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$134.3	$141.1	$133.4	$146.2
AA	610.7	644.4	504.3	573.7
A	614.2	661.0	672.4	754.7
BBB	362.1	384.6	370.4	411.5
Below investment grade	70.1	74.0	73.5	78.3

Total fixed maturity AFS securities	$1,791.4	$1,905.1	$1,754.0	$1,964.4

Investment grade	96%	96%	96%	96%
Below investment grade	4%	4%	4%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At June 30, 2013 and December 31, 2012, approximately $102.8 million (or 5%) and $96.1 million (or 5%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The Company did not hold any trading securities during the three and six months ended June 30, 2013. For the three and six months ended June 30, 2012 there was less than $0.1 million and $0.1 million, respectively, of investment income on fixed maturity trading securities and $0.8 million and $1.0 million, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at June 30, 2013 and December 31, 2012:

	June 30, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains (Loss) and OTTI
First lien - fixed
AAA	$3.1	$3.1	$-
AA	1.9	2.0	0.1
Below BBB	21.7	20.9	(0.8)
Second lien (a)
Below BBB	1.1	3.3	2.2

Total	$27.8	$29.3	$1.5

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$8.2	$8.4	$0.2
Below BBB	22.5	21.4	(1.1)
Second lien (a)
Below BBB	1.9	3.4	1.5

Total	$32.6	$33.2	$0.6

	June 30, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$3.1	$-	$-	$-	$3.1
AA	2.0	-	-	-	2.0
Below BBB	2.8	2.1	4.4	11.6	20.9
Second lien (a)
Below BBB	-	-	3.3	-	3.3

Total	$7.9	$2.1	$7.7	$11.6	$29.3

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$6.7	$1.7	$-	$-	$8.4
Below BBB	2.9	2.4	4.1	12.0	21.4
Second lien (a)
Below BBB	-	-	3.4	-	3.4

Total	$9.6	$4.1	$7.5	$12.0	$33.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

OTTI

The Company had no impairment losses for the three months ended June 30, 2013. The Company’s impairment losses recognized in the Statements of Income were less than $0.1 million for the six months ended June 30, 2013, net of VOBA amortization. During the first quarter of 2013 and the first quarter of 2012, the Company impaired its holding of a previously OCI impaired 2007 vintage RMBS due to adverse changes in cash flows. For the three and six months ended June 30, 2012, the Company’s impairment losses recognized in the Statements of Income were $0.2 million and $0.2 million, respectively, net of VOBA amortization. During the second quarter 2012, the Company impaired its previously OCI impaired holding of a 2005 vintage RMBS and 2007 vintage RMBS due to an adverse change in cash flows.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2013 and December 31, 2012, the Company’s assets included $2.2 billion and $2.4 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During the first half of 2013 and 2012, the Company did not receive a capital contribution from AUSA nor did the Company pay a dividend to AUSA.

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

The following table summarizes the Company’s ratings at August 13, 2013:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at June 30, 2013:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$184.6	$337.6	$300.8	$1,866.2	$2,689.2
Separate Accounts (a)	939.6	1,638.9	1,480.0	4,963.3	9,021.8

	$1,124.2	$1,976.5	$1,780.8	$6,829.5	$11,711.0

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At June 30, 2013 and December 31, 2012, the Company’s estimated liability for future guaranty fund assessments was $0.2 million and $0.6 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $4.4 million and $4.0 million at June 30, 2013 and December 31, 2012, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended June 30, 2013 and 2012, the Company recorded net income (loss) of ($32.9) million and $0.5 million, respectively. For the six months ended June 30, 2013 and 2012, the Company recorded net income (loss) of ($67.0) million and $137.5 million, respectively. The decrease in income during the three and six months ended June 30, 2013 as compared to the same periods in 2012 was primarily due to the negative impact of the equity collar hedge on the first and second quarter 2013 results and the tax valuation allowance release in the first quarter of 2012 having a positive impact on net income. For further discussion, see the below explanation of net derivative gains (losses).

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2013	2012	2013	2012
Asset-based policy charge revenue	$27.9	$26.9	$55.0	$55.3
Guaranteed benefit based policy charge revenue	6.0	6.3	12.0	12.9
Non-asset based policy charge revenue	12.3	12.9	25.1	26.1	(a	)

Total policy charge revenue	$46.2	$46.1	$92.1	$94.3

(a)	The decrease in non-asset based policy charge revenue is primarily due to the run-off of the life business as well as less paid up additions.

Net derivative gains (losses) increased $32.0 million and $106.6 million, respectively, during the three and six months ended June 30, 2013 as compared to the same period in 2012. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2013	2012	2013	2012
Equity collar (puts and calls)	$(32.3)	$-	$(120.5)	$-	(a	)
Total return swaps	7.9	-	12.9	-	(b	)
Variance swaps	0.1	(0.6)	(2.1)	(4.3)
Futures	(5.7)	2.6	(19.9)	(18.7)	(c	)

Total net derivative gains (losses)	$(30.0)	$2.0	$(129.6)	$(23.0)

(a)

The equity collar losses were driven by the increase in the S&P index which grew 2% and 13% for the three and six months ended June 30, 2013. This is a zero cost at inception macro equity hedge to protect against a portion of the unhedged equity tail risk by selling a portion of the market upside above the Company’s long term expected return and buying protection against extreme market declines. As a result, when equity markets increase, these equity collars will decline in value. When markets decrease, they will increase in value.

(b)	The total return swaps were entered into in the first quarter of 2013 and are based on the return of the S&P.
(c)	The change in futures losses relates to market performance of the S&P during the three and six months ended June 30, 2013 when compared to the same period in 2012.

Policy benefits increased (decreased) ($34.2) million and $0.2 million, respectively, during the three and six months ended June 30, 2013 as compared to the same period in 2012. The following table provides the changes in policy benefits by type:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2013	2012	2013	2012
Annuity benefit unlocking	$4.3	$30.5	$(24.2)	$(25.7)	(a	)
Annuity benefit expense	10.2	22.7	17.4	16.4	(b	)
Amortization (accretion) of deferred sales inducements	0.6	(1.6)	1.2	(0.3)
Life insurance mortality expense	10.7	8.4	15.9	19.7	(c	)

Total policy benefits	$25.8	$60.0	$10.3	$10.1

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

During the three months ended June 30, 2013 the decrease in annuity benefit expense was due to the increase in risk neutral rates and higher equity market performance which resulted in a decrease in the fair value reserves.

(c)

During the six months ended June 30, 2013 the decrease in mortality expense was related to lower mortality experience in the first quarter of 2013. This decrease was partially offset by an increase in mortality expense for the three months ended June 30, 2013 when compared to the same period in 2012.

Amortization of DAC was $2.7 million and $6.1 million for the three and six months ended June 30, 2013, respectively. Accretion of DAC was ($5.8) million and ($1.2) million for the three and six months ended June 30, 2012, respectively. During the three months ended June 30, 2013, there was no impact to pre-tax income related to DAC unlocking. During the six months ended June 30, 2013, there was an unfavorable impact to pre-tax income related to DAC unlocking of ($0.7) million. During the three and six months ended June 30, 2012, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of ($0.9) million and $0.9 million, respectively. During the three and six months ended June 30, 2013, positive gross profits resulted in an increase in amortization compared to the same periods in 2012.

Amortization of VOBA was $8.7 million and $8.2 million for the three and six months ended June 30, 2013, respectively, which included favorable unlocking of less than $0.1 million and $0.3 million, respectively. Amortization (accretion) of VOBA was ($1.2) million and $0.5 million for the three and six months ended June 30, 2012, respectively, which included favorable (unfavorable) unlocking of ($9.1) million and $8.7 million, respectively. During the three months ended June 30, 2013, positive gross profits and higher mortality experience resulted in an increase in amortization and favorable unlocking as compared to the same period in 2012.

Insurance expenses and taxes increased $1.8 million and $1.3 million, respectively, in the three and six months ended June 30, 2013 as compared to the same periods in 2012.

The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2013	2012	2013	2012
Commissions	$8.6	$9.0	$17.4	$18.1
General insurance expenses	5.5	3.6	8.6	6.8	(a	)
Taxes, licenses, and fees	0.4	0.1	0.5	0.3

Total insurance expenses and taxes	$14.5	$12.7	$26.5	$25.2

(a)	The increase in general insurance expenses was due to an additional guaranty fund assessments expense.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company recently reached an agreement to end the multi-state exam of several state controllers’ offices regarding compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The Company is also the subject of other inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations.

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

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. There is a risk that state regulators could determine that (1) CDAs are not life insurance products but rather financial guarantee insurance or (2) existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, both of which could impact the Company’s ability to issue such products. The sales volume of the CDAs is deemed by the Company to be immaterial during the first six months of 2013. Therefore, the Company has not actively hedged the CDAs.

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

4.25	Form of Group Fixed Contingent Annuity Contract. (Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.)

4.26	Form of Group Fixed Contingent Annuity Certificate. (Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.)

4.27	Form of Group or Individual Contingent Deferred Annuity Contract. (Incorporated by reference to Exhibit 4(i) to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-185576, filed April 15, 2013.)

4.28	Form of Group Contingent Deferred Annuity Certificate. (Incorporated by reference to Exhibit 4(ii) to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-185576, filed April 15, 2013.)

4.29	Form of Enrollment Form. (Incorporated by reference to Exhibit 4(iii) to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-185576, filed April 15, 2013.)

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

10.21

Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 3 to Registrant’s Registration Statement on Form S-3, File No. 333-185576, filed May 15, 2013.)

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: August 13, 2013	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer and Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.