Form 10-K
period 2013-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2014-03-27
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission File Nos. 33-26322; 33-46827; 33-52254; 33-60290; 33-58303; 333-33863; 333-34192; 333-133223; 333-133225; 333-177282; 333-185576

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

The Registrant is currently licensed to conduct business in 49 states, the District of Columbia, the Virgin Islands, and Guam. During 2013, life insurance and/or annuity deposits on existing policies were made in all states the Registrant was licensed in, with the largest concentration in Florida, 33%, Illinois, 15%, Texas, 12%, Connecticut, 6%, and Virginia, 5%. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds.

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

The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments and increases in the net unrealized loss position in our investment portfolio will likely result. If credit spreads tighten significantly, net investment income associated with new purchases of fixed maturities may be reduced. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may have significant period-to-period changes from market volatility, which could have a material effect on our results of operations or financial condition.

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

The insurance industry is heavily regulated and changes in regulation, including the enactment of, and adoption of regulations under The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), may adversely affect our results of operations and liquidity

The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing laws and regulations, and may impose changes in the future.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act, which was enacted in July 2010, provides for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These new regulations may subject our parent to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, as required by the Dodd-Frank Act, the Federal Insurance Office recently issued a report with recommendations on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. Although this process has begun, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

Changes in equity markets and other factors may significantly affect our financial results

The fee revenue that is earned on equity-based Separate Accounts assets is generally based upon account values. As strong equity markets result in higher account values, strong equity markets positively affect our results of operations through increased policy charge revenue and decreased benefit exposure. Increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower-than-expected lapses, mortality rates, and expenses. As a result, the higher EGPs may improve margins through lower amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may reduce margins through higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see Item 7 – Management’s Narrative Analysis of Results of Operations–Critical Accounting Policies and Estimates below.

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

The Company is currently being audited on behalf of multiple states’ treasury and controllers’ offices for compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The audits focus on insurance company processes and procedures for identifying unreported death claims, and their use of the Social Security Master Death File to identify deceased policy and contract holders. In addition, we are the subject of multiple state Insurance Department inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity have resulted in or may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations. For further discussion, see Item 3. Legal Proceedings below.

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

Growth in revenues is dependent on sales of potential new products, if any, along with the market performance of the assets underlying the policies and the policy and rider fees received on the declining number of life insurance, variable annuity and market value adjusted annuity policies in force

The economic environment in recent years presented significant challenges to the Company’s ability to issue certain products at competitive returns leading to the Company’s election to discontinue new sales of life insurance, variable annuity and market value adjusted products. In 2012, the Company launched a new fixed contingent annuity (also sometimes referred to as a CDA) that includes a SALB rider. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to issue such products, potentially making growth of future revenues limited and uncertain.

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

During 2013 and 2012, the Registrant did not pay any dividends to AUSA nor did it receive any capital contributions from AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 8 to the Registrant’s Financial Statements.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2013 and 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At December 31, 2013 and 2012, approximately $72.5 million (or 4%) and $63.6 million (or 4%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the year ended December 31, 2013, the Company recorded an OTTI in income of $0.7 million, net of value of business acquired amortization. For the year ended December 31, 2012, the Company recorded an OTTI in income of $0.3 million, net of value of business acquired amortization. For the year ended December 31, 2011, the Company recorded an OTTI in income of $1.2 million, net of value of business acquired amortization.

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

At December 31, 2013 and 2012, there was $46.4 million and $52.6 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at December 31, 2013 and 2012 was $51.5 million and $59.5 million, respectively. There were no impaired mortgage loans at December 31, 2013 or 2012. The general reserve at December 31, 2013 and 2012 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At December 31, 2013 and 2012, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivatives and Hedge Accounting

Derivatives are financial instruments in which the value changes in response to an underlying variable that require little or no net initial investment and are settled at a future date. The Company has entered into derivatives, such as futures, options, total return swaps and variance swaps to hedge minimum guarantees on variable annuity contracts. These derivatives are recognized on the Balance Sheet and are carried at fair value with changes in fair value recognized as a component of net derivative gains (losses) in the Statements of Income.

Futures contracts are used to hedge the liability risk associated with products providing the policyholder a return based on various global equity market indices. Net settlements on the futures occur daily.

The Company has entered into variance swaps to hedge the costs of the volatility of the Standard and Poor’s 500 Composite Stock Price Index (“S&P”). These variance swaps are similar to volatility options where the underlying index provides for the market value movements. Variance swaps do not accrue interest, and typically, no cash is exchanged at initiation.

In addition, the Company executed total return swaps with exposure to the S&P. These total return swaps are also being used to hedge equity risk.

Put and call options have been utilized by the Company to create equity collars designed to have a zero cost at issue, which serve to hedge the risk of equity market declines by selling a portion of market upside above the Company’s long-term expected return. The equity collars were disposed of in the fourth quarter of 2013.

During 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation.

For further discussion of the Company’s use of derivatives, see the Results of Operations and Note 3 to the Financial Statements.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at

102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At December 31, 2013 and 2012, the payable for collateral under securities loaned was $260.5 million and $216.3 million, respectively. The amortized cost of securities out on loan at December 31, 2013 and 2012 was $251.2 million and $187.2 million, respectively. The estimated fair value of securities out on loan at December 31, 2013 and 2012 was $247.2 million and $206.2 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At December 31, 2013 there were no reverse repurchase agreements. At December 31, 2012, the payable for reverse repurchase agreements was $26.4 million. At December 31, 2012 the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26.2 million and $26.0 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At December 31, 2013 and 2012, the Company’s VOBA asset was $286.7 million and $271.3 million, respectively. For the years ended December 31, 2013, 2012, and 2011, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was $12.7 million, $4.3 million, and ($11.6) million, respectively. There were no impairment charges in 2013, 2012, and 2011. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DAC asset of $33.1 million and $44.7 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2013, 2012, and 2011, there was a favorable (unfavorable) impact to pre-tax net income related to DAC unlocking of ($2.2) million, $1.8 million, and ($3.0) million, respectively. See Note 4 to the Financial Statements for a further discussion.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DSI asset of $7.5 million and $10.0 million, respectively. For the years ended December 31, 2013, 2012, and 2011, there was a favorable (unfavorable) impact to pre-tax income related to unlocking of ($0.3) million, $0.5 million, and ($0.6) million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at December 31, 2013 and 9% at December 31, 2012 and 2011.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed the annual tests of goodwill at December 31, 2013, 2012, and 2011 and determined there was no impairment of goodwill.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2013 and 2012 were $1.3 billion and $1.4 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2013 and 2012, future policy benefits were $384.8 million and $418.7 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At December 31, 2013 and 2012, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	December 31,
	2013	2012
GMDB liability	$122.6	$144.9
GMIB liability	64.9	61.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2013, 2012 and 2011, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $38.6 million, $36.2 million, and ($70.0) million, respectively.

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

At December 31, 2013 and 2012, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	December 31,
	2013	2012
GMWB liability	$18.2	$74.0
GMIB reinsurance asset	(40.7)	(91.4)

At December 31, 2013 and 2012, the future policy benefits for the SALB liability was less than $0.1 million.

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

The valuation allowance for federal deferred tax assets at December 31, 2013 was $179.6 million (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). There was no valuation allowance at December 31, 2012. The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company filed a separate federal income tax return for the years 2008 through 2012, but no examination by the Internal Revenue Service has commenced. Effective January 1, 2013 for federal income tax purposes, the Company joined in a consolidated income tax return filing with its direct parent, AUSA, and its indirect parent, Transamerica Corporation, and other affiliated companies. A tax return has not yet been filed for 2013.

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

Deposits

Total direct deposits (including internal exchanges) were $30.4 million, $35.3 million, and $33.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during 2013, 2012 and 2011 were $3.8 million, $6.5 million, and $5.9 million, respectively.

Financial Condition

At December 31, 2013, the Company’s assets were $10.6 billion or $14.2 million higher than the $10.5 billion in assets at December 31, 2012. Assets excluding Separate Accounts assets decreased $359.2 million. Separate Accounts assets, which represent 70% of total assets, increased $373.4 million to $7.3 billion. Changes in Separate Accounts assets were as follows:

(dollars in millions)	2013	2012
Investment performance	$1,262.0	$807.3
Deposits	29.7	34.4
Policy fees and charges	(162.6)	(165.6)
Surrenders, benefits and withdrawals	(755.7)	(714.8)

Net change	$373.4	$(38.7)

During 2013, 2012 and 2011, fixed contract owner deposits were $0.2 million, $0.2 million, and $0.2 million, respectively. During 2013, 2012 and 2011, fixed contract owner withdrawals were $92.1 million, $104.7 million, and $114.2 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	2013	2012
Fixed maturity AFS securities
Investment grade fixed maturity securities	59%	61%
Below investment grade fixed maturity securities	2	3

Total fixed maturity AFS securities	61	64

Equity securities	1	-
Mortgage loans on real estate	2	2
Policy loans	25	24
Cash and cash equivalents	11	10

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2013 and 2012 were:

	December 31, 2013
	Amortized Cost/Cost	Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$308.9	$24.5	$(2.7)	$330.7	18%
Industrial	684.2	49.5	(5.9)	727.8	41
Utility	90.3	8.6	(0.2)	98.7	6
Asset-backed securities
Housing related	28.3	3.5	(0.8)	31.0	2
Credit cards	13.8	0.4	-	14.2	1
Structured settlements	9.8	-	-	9.8	1
Autos	37.0	-	-	37.0	2
Timeshare	3.7	-	-	3.7	-
Other	19.4	-	(0.2)	19.2	1
Commercial mortgage-backed securities - non agency backed	106.0	6.1	(2.0)	110.1	6
Residential mortgage-backed securities
Agency backed	38.2	2.9	-	41.1	2
Non agency backed	9.7	0.9	-	10.6	1
Municipals	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	271.3	10.6	(8.1)	273.8	16
Foreign	8.7	1.1	-	9.8	1

Total fixed maturity AFS securities	1,630.2	108.1	(20.0)	1,718.3	98

Equity securities
Banking securities	28.1	1.1	(0.8)	28.4	2
Industrial securities	5.9	0.3	-	6.2	-

Total equity securities	34.0	1.4	(0.8)	34.6	2

Total fixed maturity and equity securities	$1,664.2	$109.5	$(20.8)	$1,752.9	100%

	December 31, 2012
	Amortized Cost/Cost	Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$302.3	$35.2	$(0.3)	$337.2	17%
Industrial	742.3	89.8	(0.5)	831.6	41
Utility	101.0	14.4	(0.1)	115.3	6
Asset-backed securities
Housing related	36.3	2.0	(1.4)	36.9	2
Credit cards	37.3	1.5	-	38.8	2
Other	8.5	-	-	8.5	-
Autos	20.2	0.1	-	20.3	1
Timeshare	0.2	-	-	0.2	-
Commercial mortgage-backed securities - Non agency backed	97.3	11.8	-	109.1	5
Residential mortgage-backed securities
Agency backed	78.4	4.8	-	83.2	4
Non agency backed	13.9	0.1	(0.2)	13.8	1
Municipals	1.1	-	-	1.1	-
Government and government agencies
United States	306.4	51.0	-	357.4	18
Foreign	8.8	2.2	-	11.0	1

Total fixed maturity AFS securities	1,754.0	212.9	(2.5)	1,964.4	98

Equity securities
Banking securities	32.8	2.7	(1.3)	34.2	2
Other financial services securities	0.2	0.3	-	0.5	-
Industrial securities	6.0	0.5	-	6.5	-

Total equity securities	39.0	3.5	(1.3)	41.2	2

Total fixed maturity and equity securities	$1,793.0	$216.4	$(3.8)	$2,005.6	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2013.

Two issuers represent more than 5% of the total unrealized loss position, comprised of one investment grade corporate bond holding with $1.4 million of unrealized losses and one treasury holding with $8.1 million of unrealized losses.

Financial Services Sector

The Company’s $2.7 million of gross unrealized losses within the financial services sector has a fair value of $50.6 million. The majority of the unrealized loss in the financial services sector relates to one investment grade Real Estate Investment Trust (“REIT”) security. The unrealized loss on this position is primarily driven by interest rate increases during 2013. There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.

Industrial Sector

The Company’s $5.9 million of gross unrealized losses within the industrial sector has a fair value of $94.8 million. The industrial sector is further subdivided into various sub-sectors with a majority of its gross unrealized loss in the consumer non-cyclical and technology sub-sectors. The unrealized loss in these sub-sectors is primarily driven by interest rates increasing during 2013.

There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.

ABS – housing related

ABS – housing securities are secured by pools of residential mortgage loans primarily those which are categorized as subprime. The unrealized loss is primarily due to decreased liquidity and increased credit spreads in the market combined with significant increases in expected losses on loans within the underlying pools. The Company’s $0.8 million of gross unrealized losses within the ABS – housing sector has a fair value of $17.4 million.

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

Securities are impaired to the net present value of projected future cash flows where holdings are not projected to pay principal and interest in full. As the remaining unrealized losses in the ABS – housing related portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired at December 31, 2013.

CMBS

CMBS are securitizations of underlying pools of mortgages on commercial real estate. The underlying mortgages have varying risk characteristics and are pooled together and sold in different rated tranches. The Company’s CMBS include conduit, large loan, and single borrower. The Company’s $2.0 million of gross unrealized losses within the CMBS sector has a fair value of $22.7 million.

The commercial real estate market previously experienced a deterioration in property level fundamentals over 2008-2010, which led to an increase in CMBS loan-level delinquencies. The introduction of 30% credit enhanced tranches within the 2005-2008 vintage deals provide some offset to these negative fundamentals. Over the last year, the CMBS market experienced several positive factors as commercial real estate fundamentals have begun to display some signs of stabilization. The pace of credit deterioration appears to be moderating as property transactions have increased and there is greater availability of financing for commercial real estate. Liquidity has improved within the CMBS market, but a broad re-pricing of risk has kept credit spreads on legacy subordinate CMBS tranches at wide levels.

There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.

Government and Government Agencies

The Company’s $8.1 million of gross unrealized losses within the government and government agencies sector has a fair value of $168.3 million. All of the issuers in this sector are rated above investment grade and continue to make payments in accordance with the original bond agreements. All of the unrealized losses relate to securities issued by the government of the United States of America and are primarily due to rising interest rates during 2013.

Equity Securities

The Company’s $0.8 million of gross unrealized losses classified as equity have a fair value of $9.5 million. All of the unrealized loss relates to preferred non-convertible holdings in the banking sub-sector. Objective evidence of impairment of an investment in an equity instrument classified as available-for-sale includes information about significant changes with an adverse effect that have taken place in the technological, market, economic or legal environment in which the issuer operates, and indicates that the cost of the investment in the equity instrument may not be recovered. As part of an ongoing process, the equity analysts actively monitor earnings releases, company fundamentals, new developments and industry trends for any signs of possible impairment. If an available-for-sale equity security is impaired based upon the Company’s qualitative or quantitative impairment criteria, any further declines in the fair value at subsequent reporting dates are recognized as impairments. Therefore, at each reporting period, for an equity security that is determined to be impaired based upon the Company’s impairment criteria, an impairment is recognized for the difference between the fair value and the original cost basis, less any previously recognized impairments.

These factors typically require significant management judgment. The impairment review process has resulted in no other than temporary impairment charges for the year ended December 31, 2013 for the Company.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2013 and 2012 by rating agency equivalent were:

	December 31, 2013		December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$160.7	$165.4	$133.4	$146.2
AA	471.1	486.3	504.3	573.7
A	538.2	577.2	672.4	754.7
BBB	401.1	425.1	370.4	411.5
Below investment grade	59.1	64.3	73.5	78.3

Total fixed maturity AFS securities	$1,630.2	$1,718.3	$1,754.0	$1,964.4

Investment grade	96%	96%	96%	96%
Below investment grade	4%	4%	4%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2013 and 2012, approximately $117.5 million (or 7%) and $96.1 million (or 5%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$36.3	$38.6	$(2.3)
Industrial	43.3	44.5	(1.2)
Utility	3.5	3.5	-
Asset-backed securities
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Other	19.2	19.3	(0.1)
Autos	23.6	23.6	-
Commercial mortgage-backed securities - non agency backed	1.5	1.5	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	314.8	327.3	(12.5)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	4.1	4.4	(0.3)
Industrial	39.2	42.7	(3.5)
Utility	3.0	3.2	(0.2)
Asset-backed securities
Autos	2.0	2.0	-
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	21.2	23.2	(2.0)

Total fixed maturity and equity securities	$70.7	$76.7	$(6.0)

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$7.2	$7.3	$(0.1)
Industrial	8.3	9.2	(0.9)
Asset-backed securities - housing related	2.0	2.0	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$17.6	$18.6	$(1.0)

Total of all investment grade AFS securities
Corporate securities
Financial services	$47.6	$50.3	$(2.7)
Industrial	90.8	96.4	(5.6)
Utility	6.5	6.7	(0.2)
Asset-backed securities
Housing related	2.0	2.0	-
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Other	19.2	19.3	(0.1)
Autos	25.6	25.6	-
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	22.7	24.7	(2.0)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	$403.1	$422.6	$(19.5)

Total number of securities in a continuous unrealized loss position			103

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$6.1	$6.1	$-
Industrial	10.6	10.9	(0.3)
Asset-backed securities
Housing related	3.7	3.7	-
Other	8.4	8.4	-

Total fixed maturity and equity securities	28.8	29.1	(0.3)

Greater than six months but less than or equal to one year
Corporate securities - financial services	7.8	8.1	(0.3)

Total fixed maturity and equity securities	7.8	8.1	(0.3)

Greater than one year
Corporate securities
Financial services	4.7	4.7	-
Utility	2.5	2.7	(0.2)
Asset-backed securities - housing related	3.8	3.8	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$11.1	$11.3	$(0.2)

Total of all investment grade AFS securities
Corporate securities
Financial services	$18.6	$18.9	$(0.3)
Industrial	10.6	10.9	(0.3)
Utility	2.5	2.7	(0.2)
Asset-backed securities
Housing related	7.5	7.5	-
Other	8.4	8.4	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$47.7	$48.5	$(0.8)

Total number of securities in a continuous unrealized loss position			38

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.0	$3.1	$(0.1)
Industrial	1.6	1.8	(0.2)
Asset-backed securities - housing related	10.4	10.8	(0.4)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	16.7	17.5	(0.8)

Greater than six months but less than or equal to one year
Corporate securities - industrial	0.3	0.3	-

Total fixed maturity and equity securities	0.3	0.3	-

Greater than one year
Corporate securities - industrial	2.2	2.2	-
Asset-backed securities - housing related	5.0	5.5	(0.5)

Total fixed maturity and equity securities	$7.2	$7.7	$(0.5)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$3.0	$3.1	$(0.1)
Industrial	4.1	4.3	(0.2)
Asset-backed securities - housing related	15.4	16.3	(0.9)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$24.2	$25.5	$(1.3)

Total number of securities in a continuous unrealized loss position			10

	December 31, 2012
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Equity securities - other securities	$0.2	$0.2	$-

Total fixed maturity and equity securities	0.2	0.2	-

Greater than one year
Corporate securities - industrial	3.6	3.7	(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities - banking securities	5.3	6.6	(1.3)

Total fixed maturity and equity securities	$34.4	$37.4	$(3.0)

Total of all below investment grade AFS securities
Corporate securities - industrial	$3.6	$3.7	$(0.1)
Asset-backed securities - housing related	14.9	16.3	(1.4)
Residential mortgage-backed securities - non agency backed	10.6	10.8	(0.2)
Equity securities
Banking securities	5.3	6.6	(1.3)
Other	0.2	0.2	-

Total fixed maturity and equity securities	$34.6	$37.6	$(3.0)

Total number of securities in a continuous unrealized loss position			14

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 6% and 79% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2013 and 2012, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2013.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		December 31, 2013
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$16.7	$17.5	$(0.8)
Greater than six months but less than or equal to one year	70% to 100%	0.3	0.3	-
Greater than one year	70% to 100%	7.2	7.7	(0.5)

Total		$24.2	$25.5	$(1.3)

		December 31, 2012
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$0.2	$0.2	$-
Greater than one year	70% to 100%	34.4	37.4	(3.0)

Total		$34.6	$37.6	$(3.0)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

As of December 31, 2013, there is one security that is depressed over 20%. This security is from the industrial sector, specifically the metals and mining industry. Fundamentals for the metals and mining industry have been negatively impacted by falling prices due to slowing economic data out of China which accounts for 40%-60% of the demand for these commodities. As of December 31, 2012, there was one asset depressed over 20% and greater than one year and is related to a preferred stock (ABN AMRO) with exposure to the banking sector. The drop in price for the ABN AMRO preferred stock was primarily due to high illiquidity in the markets in general due to the European debt crisis.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2013 and 2012:

	December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$2.0	$2.0	$-
AA	1.7	1.8	0.1
Below BBB	20.5	19.9	(0.6)
Second lien (a)
Below BBB	0.6	3.5	2.9

Total	$24.8	$27.2	$2.4

	December 31, 2012
(dollars in millions)	Amortized Cost	Estimated Fair Value	Net Unrealized Gains (Losses) and OTTI
First lien - fixed
AAA	$8.2	$8.4	$0.2
Below BBB	22.5	21.4	(1.1)
Second lien (a)
Below BBB	1.9	3.4	1.5

Total	$32.6	$33.2	$0.6

	December 31, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
AAA	$2.0	$-	$-	$-	$2.0
AA	1.8	-	-	-	1.8
Below BBB	2.7	1.8	4.0	11.4	19.9
Second lien (a)
Below BBB	-	-	3.5	-	3.5

Total	$6.5	$1.8	$7.5	$11.4	$27.2

	December 31, 2012
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
AAA	$6.7	$1.7	$-	$-	$8.4
Below BBB	2.9	2.4	4.1	12.0	21.4
Second lien (a)
Below BBB	-	-	3.4	-	3.4

Total	$9.6	$4.1	$7.5	$12.0	$33.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2013		2012
(dollars in millions)	Amount	%	Amount	%
Property Type
Office	$32.0	69%	$34.1	65%
Industrial	7.3	16	7.6	14
Retail	7.1	15	7.9	15
Apartment	-	-	3.0	6

Total mortgage loans by property type	$46.4	100%	$52.6	100%

Geographic Region
Middle Atlantic	$15.7	34%	$15.9	30%
South Atlantic	9.9	21	10.7	20
New England	9.2	20	10.3	20
Pacific	7.7	17	8.1	15
East North Central	3.9	8	4.6	9
West North Central	-	-	3.0	6

Total mortgage loans by geographic region	$46.4	100%	$52.6	100%

State Exposure
Pennsylvania	$12.9	27%	$13.1	25%
New Hampshire	9.3	20	10.3	20
Virginia	6.3	14	7.1	13
Ohio	3.9	8	4.6	9
California	4.5	10	4.8	9
Delaware	3.6	8	3.6	7
Washington	3.2	7	3.3	6
New Jersey	2.7	6	2.8	5
South Dakota	-	-	3.0	6

Total mortgage loans by state exposure	$46.4	100%	$52.6	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on real estate at December 31, 2013 and 2012 was $51.5 million and $59.5 million, respectively.

All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There were no impaired mortgage loans at December 31, 2013 and 2012. At December 31, 2013 and 2012, there were no commercial mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ and S&P ended 2013 with increases of 27%, 38% and 30%, respectively, from 2012. The Dow, NASDAQ and S&P ended 2012 with increases of 7%, 16% and 13%, respectively, from 2011.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 73% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2013. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2013, the total average variable account balances increased less than $0.1 billion (or 1%) to $7.1 billion as compared to the same period in 2012.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2013	2012	2011
Average medium term interest rate yield (a)	0.75%	0.37%	0.40%
Increase (decrease) in medium term interest rates (in basis points)	38	(3)	(57)
Credit spreads (in basis points) (b)	102	124	285
Expanding (contracting) of credit spreads (in basis points)	(22)	(161)	110
Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(124.0)	$63.9	87.5
Interest-sensitive policyholder liabilities	12.9	(12.9)	(1.4)

Net change on market valuations	$(111.1)	$51.0	$86.1

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2013 and 2012, the Company had 10,926 and 11,855 life insurance and annuity contracts in force with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.18% and 3.68% during 2013 and 2012, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.1% and 5.4% during 2013 and 2012, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2013 and 2012, the Company’s assets included $2.1 billion and $2.4 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2013 and 2012, the Company did not receive a capital contribution from AUSA nor did the Company pay a cash dividend to AUSA.

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

The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2013 and 2012, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

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

The following table summarizes the Company’s ratings at March 27, 2014:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2013:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$178.3	$322.7	$282.5	$1,782.7	$2,566.2
Separate Accounts (a)	865.9	1,568.4	1,347.5	5,739.0	9,520.8

	$1,044.2	$1,891.1	$1,630.0	$7,521.7	$12,087.0

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2013 and 2012, the Company’s estimated liability for future guaranty fund assessments was $0.2 million and $0.6 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $4.6 million and $4.0 million at December 31, 2013 and 2012, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

The costs associated with acquiring contract owner deposits (DAC) are amortized based on the estimated gross profits for a group of contracts, as noted in the Critical Accounting Policies and Estimates section above. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with the maintenance of in force contracts.

2013 compared to 2012

For the years ended December 31, 2013 and 2012, the Company recorded net income (loss) of ($254.5) million and $165.9 million, respectively. The decrease in income during 2013 as compared to 2012 was primarily due to realized derivative losses related to the equity collar hedge, the addition of a tax valuation allowance, higher policy benefits expense, offset by lower VOBA amortization expense in 2013.

Policy charge revenue decreased $2.1 million to $185.6 million during 2013, as compared to $187.7 million in 2012. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2013	2012	Change
Asset-based policy charge revenue	$111.1	$110.4	$0.7
Guaranteed benefit based policy charge revenue	24.6	25.7	(1.1)
Non-asset based policy charge revenue	49.9	51.6	(1.7)

Total policy charge revenue	$185.6	$187.7	$(2.1)

Net derivative losses increased $211.5 million to $259.9 million during 2013 as compared to $48.4 million in 2012. The following table provides the changes in net derivative gains (losses) by type:
(dollars in millions)	2013	2012	Change
Equity collar (puts and calls)	$(287.8)	$(9.8)	$(278.0	) (a)
Total return swaps	26.9	-	26.9	(b)
Variance swaps	(7.0)	(8.4)	1.4
Short futures	(33.0)	(30.2)	(2.8	) (c)
Long futures	41.1	-	41.1	(c)
Interest rate swaps	(0.1)	-	(0.1)

Total net derivative losses	$(259.9)	$(48.4)	$(211.5)

(a)        The equity collar losses were driven by the increase in the S&P which grew 30% for the period ended December 31, 2013. This is a zero cost at inception macro equity hedge to protect against a portion of the unhedged equity tail risk by selling a portion of the market upside above the Company’s long term expected return and buying protection against extreme market declines. As a result, when equity markets increase, these equity collars will decline in value. When equity markets decrease, they will increase in value.

(b)       The total return swaps were entered into during 2013 and are based on the return of the S&P. The gains were the result of the increase in the S&P during the year.

(c)        Short futures result in losses when equity markets increase and long futures result in gains as equity markets increase. The 2013 performance from these futures positions is driven by the increase in the S&P.

Policy benefits increased $18.6 million during 2013 as compared to 2012. The following table provides the changes in policy benefits by type:

(dollars in millions)	2013	2012	Change
Annuity benefit unlocking	$(38.6)	$(36.2)	$(2.4	) (a)
Annuity benefit expense	43.4	17.7	25.7	(b)
Amortization of deferred sales inducements	2.5	0.4	2.1
Life insurance mortality expense	35.8	42.6	(6.8	) (c)

Total policy benefits	$43.1	$24.5	$18.6

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was primarily due to benefits paid exceeding the release of fair value reserves in 2013 as compared to 2012.
(c)	The decrease in life insurance mortality expense relates to the decrease in reinsurance recoverables.

Amortization of DAC was $12.0 million and $0.8 million for 2013 and 2012, respectively, which included favorable (unfavorable) unlocking of ($2.2) million and $1.8 million, respectively. The increase in 2013 was primarily driven by positive gross profits resulting in increased amortization as compared to 2012.

Amortization of VOBA was $5.5 million and $19.9 million for the years ended December 31, 2013 and 2012, respectively, which included favorable unlocking of $12.7 million and $4.3 million, respectively. 2013 was impacted by favorable equity markets and positive gross profits as compared to 2012.

Insurance expenses and taxes increased $1.2 million in 2013 as compared to 2012. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2013	2012	Change
Commissions	$34.4	$35.3	$(0.9)
General insurance expense	15.5	13.7	1.8	(a)
Taxes, licenses, and fees	0.9	0.6	0.3

Total insurance expenses and taxes	$50.8	$49.6	$1.2

(a)	The increase in general insurance expense is primarily related to a change in guaranty fund assessments when compared to 2012.

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

Net realized derivative losses increased $29.1 million to $48.4 million during 2012 as compared to $19.3 million in 2011. The following table provides the changes in net realized derivative losses by type:

(dollars in millions)	2012	2011	Change
Equity collar (puts and calls)	$(9.8)	$-	$(9.8	) (a)
Variance swaps	(8.4)	(0.7)	(7.7	) (b)
Short futures	(30.2)	(18.6)	(11.6	) (c)

Total net derivative losses	$(48.4)	$(19.3)	$(29.1)

(a)

The equity collar losses were driven by the increase in the S&P index which grew 13% for the period ended December 31, 2012. This is a zero cost at inception macro equity hedge to protect against a portion of the unhedged equity tail risk by selling a portion of the market upside above the Company’s long term expected return and buying protection against extreme market declines. As a result, when equity markets increase, these equity collars will decline in value. When equity markets decrease, they will increase in value.

(b)	The variance swaps are based on market performance of the S&P during the period ended December 31, 2012 when compared to the same period in 2011.
(c)	Short futures result in losses when equity markets rise. The increase in futures losses can be attributed to a larger increase in the S&P in 2012 as compared to 2011.

Policy benefits decreased $163.7 million during 2012 as compared to 2011. The following table provides the changes in policy benefits by type:

(dollars in millions)	2012	2011	Change
Annuity benefit unlocking	$(36.2)	$70.0	$(106.2	) (a)
Annuity benefit expense	17.7	81.6	(63.9	) (b)
Amortization of deferred sales inducements	0.4	(3.0)	3.4
Life insurance mortality expense	42.6	35.3	7.3

Total policy benefits	$24.5	$183.9	$(159.4)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The decrease in annuity benefit expense was primarily due to the increase in risk neutral rates and higher equity market performance which resulted in a decrease in the fair value reserves in 2012 as compared to 2011.

Amortization (accretion) of DAC was $0.8 million and ($13.1) million for 2012 and 2011, respectively, which included favorable (unfavorable) unlocking of $1.8 million and ($3.0) million, respectively. The change in 2012 as compared to 2011 was principally driven by favorable equity markets resulting in amortization and favorable unlocking.

Amortization of VOBA was $19.9 million and $12.2 million for the years ended December 31, 2012 and 2011, respectively, which included favorable (unfavorable) unlocking of $4.3 million and ($11.6) million, respectively. 2012 was impacted by favorable equity markets and positive gross profits in the fourth quarter as compared to 2011.

Insurance expenses and taxes increased $0.5 million in 2012 as compared to 2011. The following table provides the changes in insurance expenses and taxes for each respective period:

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2013
Net revenues (a)	$(92.6)	$74.1	$(18.5)
Amortization of VOBA	0.6	4.9	5.5
Policy benefits (net of reinsurance recoveries)	7.3	35.8	43.1
Income tax expense	99.6	16.4	116.0
Net income (loss)	(262.2)	7.7	(254.5)

2012
Net revenues (a)	$127.6	$80.7	$208.3
Amortization of VOBA	16.3	3.6	19.9
Policy benefits (net of reinsurance recoveries)	(18.2)	42.7	24.5
Income tax expense (benefit)	(64.0)	1.1	(62.9)
Net income	143.8	22.1	165.9

2011
Net revenues (a)	$167.9	$79.1	$247.0
Amortization (accretion) of VOBA	(5.0)	17.2	12.2
Policy benefits (net of reinsurance recoveries)	148.5	35.4	183.9
Income tax expense (benefit)	(16.1)	1.1	(15.0)
Net income	5.3	13.4	18.7

(a)	Management considers interest credited to policyholder liabilities in evaluating net revenues.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2013, 2012, or 2011.

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

Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying the Company’s accounting policies (See Note 1 of the Financial Statements for a description of the critical accounting estimates and judgments). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of DAC or to increased impairment losses on equity investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.

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

The table below shows the interest rates at the end of the last five years:

	2013	2012	2011	2010	2009
3-Month US LIBOR	0.25%	0.31%	0.58%	0.30%	0.25%
10-Year U.S. Treasury	3.04%	1.78%	1.89%	3.38%	3.85%

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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2013
Shift Up of 100 Basis Points	$(5.4)	$(73.2)
Shift Down of 100 Basis Points	$21.3	$99.8

2012
Shift Up of 100 Basis Points	$(3.1)	$(65.4)
Shift Down of 100 Basis Points	$(0.8)	$64.0

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	2013	2012	2011	2010	2009
S&P 500	1,848	1,426	1,258	1,258	1,115
NASDAQ	4,177	3,020	2,605	2,653	2,269
DOW	16,577	13,104	12,218	11,578	10,428

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

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2013	2012
Equity Increase of 10%	$(20.8)	$(135.5)
Equity Increase of 20%	$(50.0)	$(284.5)

Equity Decrease of 10%	$17.1	$(34.3)
Equity Decrease of 20%	$35.6	$(27.6)

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2013. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2013	2012
20% Increase in Lapse Rates	$(1.4)	$(0.8)
20% Decrease in Lapse Rates	$2.0	$(0.9)

10% Increase in Mortality Rates	$(3.6)	$(5.8)
10% Decrease in Mortality Rates	$4.3	$3.7

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

TALIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining an adequate system of internal control over financial reporting. TALIC’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALIC’s internal control over financial reporting as of December 31, 2013 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, TALIC’s management concluded that the internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of TALIC’s registered public accounting firm regarding internal control over financial reporting because TALIC is a non-accelerated filer.

c) Changes in internal control over financial reporting

During the fiscal quarter ended December 31, 2013, there have been no changes in TALIC’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALIC’s internal control over financial reporting.

Item 9B. Other Information

The client-auditor relationship between the Company and Ernst & Young LLP (“E&Y”) ceased upon the completion of the 2013 annual audit for the Company’s fiscal year ended December 31, 2013.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2013 and 2012, there were no disagreements with E&Y on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of E&Y would have caused E&Y to make reference to the matter in their report.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Ernst & Young LLP (“E&Y”) for the audit of TALIC’s Financial Statements in 2013, 2012, and 2011 were:

	2013	2012	2011
Audit (a)	$705,000	$680,000	$700,000

(a)

Audit fees consist of fees for the annual financial statement audit (including required quarterly reviews) and other procedures required to be performed by the independent auditor to be able to form an opinion on TALIC’s financial statements. These other procedures include information systems and procedural reviews and testing performed in order to understand and place reliance on the systems of internal control, and consultations relating to the audit or quarterly review. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include statutory audits, comfort letters, services associated with SEC registration statements, periodic reports and other documents filed with the SEC.

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

During 2013, all services provided to TALIC by E&Y were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated March 27, 2014 (Ernst & Young LLP).

b.	Balance Sheets at December 31, 2013 and 2012.

c.	Statements of Income for the Years Ended December 31, 2013, 2012 and 2011.

d.	Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2013, 2012 and 2011.

f.	Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011.

g.	Notes to Financial Statements for the Years Ended December 31, 2013, 2012 and 2011.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.25	Form of Group Fixed Contingent Annuity Contract. (Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

4.26	Form of Group Fixed Contingent Annuity Certificate. (Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.)

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.)

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.)

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm, is filed herewith.

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin. (Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

24.2	Powers of Attorney for Thomas A. Swank. (Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

24.3	Power of Attorney for Richard J. Wirth. (Incorporated by reference to Exhibit 24.3 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, 333-133225, and 333-177282, filed March 28, 2013.)

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

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

Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

[Ernst & Young LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/Ernst & Young LLP

Des Moines, Iowa

March 27, 2014

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2013	2012
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2013 - $1,630,205; 2012 - $1,754,007)	$1,718,305	$1,964,452
Equity available-for-sale securities, at estimated fair value (cost: 2013 - $34,062; 2012 - $38,996)	34,603	41,211
Limited partnerships	5,044	6,548
Mortgage loans on real estate	46,432	52,619
Policy loans	710,087	752,437
Derivative assets	858	-

Total investments	2,515,329	2,817,267

Cash and cash equivalents	301,737	303,396
Accrued investment income	37,719	37,567
Deferred policy acquisition costs	33,139	44,678
Deferred sales inducements	7,544	10,004
Value of business acquired	286,702	271,351
Goodwill	2,800	2,800
Income taxes - net	-	50,407
Reinsurance receivables - net	-	2,186
Receivable for investments sold - net	245	-
Other assets	28,355	33,118
Separate Accounts assets	7,342,243	6,968,855

Total Assets	$10,555,813	$10,541,629

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

	December 31,
(dollars in thousands, except share data)	2013	2012
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,291,737	$1,383,757
Future policy benefits	384,843	418,689
Claims and claims settlement expenses	28,288	40,338

Total policyholder liabilities and accruals	1,704,868	1,842,784

Payables for collateral and reverse repurchase agreements	260,506	242,650
Checks not yet presented for payment	8,080	6,541
Derivative liabilities	50,930	11,711
Income taxes - net	42,038	-
Affiliated payables - net	5,344	6,989
Reinsurance payables - net	249	-
Payable for investments purchased - net	-	6,622
Other liabilities	2,754	5,217
Separate Accounts liabilities	7,342,243	6,968,855

Total Liabilities	9,417,012	9,091,369

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,366,636	1,366,636
Accumulated other comprehensive income, net of taxes	39,703	96,710
Retained deficit	(270,038)	(15,586)

Total Stockholder’s Equity	1,138,801	1,450,260

Total Liabilities and Stockholder’s Equity	$10,555,813	$10,541,629

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011
Revenues
Policy charge revenue	$185,596	$187,707	$202,216
Net investment income	121,133	125,283	128,271
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(387)	(66)	(3,743)
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	3,572
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(321)	(259)	(1,004)

Net other-than-temporary impairment losses on securities recognized in income	(708)	(325)	(1,175)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(3,787)	7,174	7,847

Net realized investment gains (losses)	(4,495)	6,849	6,672

Net derivative losses	(259,900)	(48,402)	(19,323)

Total Revenues	42,334	271,437	317,836

Benefits and Expenses
Interest credited to policyholder liabilities	60,883	63,143	70,886
Policy benefits (net of reinsurance recoveries: 2013 - $10,562; 2012 - $12,444; 2011 - $13,529)	43,131	24,533	183,935
Reinsurance premium ceded	8,559	10,461	11,093
Amortization (accretion) of deferred policy acquisition costs	11,961	784	(13,104)
Amortization of value of business acquired	5,480	19,900	12,152
Insurance expenses and taxes	50,786	49,636	49,176

Total Benefits and Expenses	180,800	168,457	314,138

Income (Loss) Before Taxes	(138,466)	102,980	3,698

Income Tax Expense (Benefit)	115,986	(62,896)	(14,961)

Net Income (Loss)	$(254,452)	$165,876	$18,659

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Net Income (Loss)	$(254,452)	$165,876	$18,659

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(99,872)	78,034	89,291
Reclassification adjustment for gains included in net income	(23,204)	(4,327)	(4,121)

	(123,076)	73,707	85,170

Net unrealized gains on cash flow hedges
Net unrealized gains on cash flow hedges arising during the period	1,756	-	-
Reclassification adjustment for losses included in net income (loss)	57	-	-

	1,813	-	-

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-	(3,572)
Change in previously recognized unrealized other-than-temporary impairments	(1,300)	(10,040)	4,920
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	356	294	1,004

	(944)	(9,746)	2,352

Adjustments
Policyholder liabilities	12,912	(12,912)	(1,388)
Value of business acquired	20,392	(17,747)	(12,235)
Deferred income taxes	31,896	(11,821)	(26,157)

	65,200	(42,480)	(39,780)

Total other comprehensive income (loss), net of taxes	(57,007)	21,481	47,742

Comprehensive Income (Loss)	$(311,459)	$187,357	$66,401

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital	$1,366,636	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$96,710	$75,229	$27,487
Total other comprehensive income (loss), net of taxes	(57,007)	21,481	47,742

Balance at end of year	$39,703	$96,710	$75,229

Retained Deficit
Balance at beginning of year	$(15,586)	$(181,462)	$(200,121)
Net income (loss)	(254,452)	165,876	18,659

Balance at end of year	$(270,038)	$(15,586)	$(181,462)

Total Stockholder’s Equity	$1,138,801	$1,450,260	$1,262,903

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(254,452)	$165,876	$18,659
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	11,539	361	(13,602)
Change in deferred sales inducements	2,460	352	(3,085)
Change in value of business acquired	5,480	19,900	12,152
Change in benefit reserves	(24,455)	(41,652)	112,021
Change in income tax accruals	124,340	(72,558)	(15,467)
Change in claims and claims settlement expenses	(12,050)	(5,166)	11,827
Change in other operating assets and liabilities, net	(4,165)	10,656	(10,174)
Change in checks not yet presented for payment	1,539	(2,627)	(3,750)
Amortization of investments	2,697	1,935	1,438
Limited partnership asset distributions	-	-	(1,152)
Interest credited to policyholder liabilities	60,883	63,143	70,886
Net derivative losses	259,900	48,402	19,323
Net increase in fixed maturity trading securities	-	(109)	(326)
Net realized investment (gains) losses	4,495	(6,849)	(6,672)

Net cash and cash equivalents provided by operating activities	178,211	181,664	192,078

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities, mortgage loans, and limited partnerships	759,249	267,437	181,763
Maturities of available-for-sale securities and mortgage loans	285,378	193,317	116,349
Purchases of available-for-sale securities	(917,337)	(520,809)	(428,704)
Sales of trading securities	-	2,632	20,943
Sales of limited partnerships	1,351	1,455	2,877
Change in payables for collateral and reverse repurchase agreements	17,856	(1,332)	83,619
Cash received in connection with derivatives	76,288	-	2,844
Cash paid in connection with derivatives	(303,826)	(7,808)	(2,608)
Policy loans on insurance contracts, net	42,350	40,165	35,036
Net settlement on futures contracts	8,052	(30,225)	(18,571)
Other	153	115	(218)

Net cash and cash equivalents used in investing activities	$(30,486)	$(55,053)	$(6,670)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$26,595	$28,821	$27,592
Policyholder withdrawals	(175,979)	(190,048)	(196,520)

Net cash and cash equivalents used in financing activities	(149,384)	(161,227)	(168,928)

Net increase (decrease) in cash and cash equivalents (1)	(1,659)	(34,616)	16,480
Cash and cash equivalents, beginning of year	303,396	338,012	321,532

Cash and cash equivalents, end of year	$301,737	$303,396	$338,012

(1)

Included in net increase (decrease) in cash and cash equivalents is interest received (2013 - $29; 2012 - $0; 2011 - $94); interest paid (2013 - $4; 2012 - $7; 2011 - $18); income taxes paid (2013 - $136; 2012 - $10,140; 2011 - $505); and income taxes received (2013 - $8,491; 2012 - $478; 2011 - $0)

See Notes to Financial Statement

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

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In the Statements of Income, derivatives activity has been reclassified from net realized investment gains (losses) and net investment income to a new line item called net derivative losses. This was done to present derivatives activity separate from other investment related results. In the Balance Sheets, a liability balance representing outstanding checks has been moved from the cash and cash equivalents line to a new line item called checks not yet presented for payment. These reclassifications have no effect on net income or stockholder’s equity of the prior period.

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

Investments

Fixed maturity and equity securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2013 and 2012. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Limited partnerships

At December 31, 2013 and 2012 the Company had an investment in one limited partnership that was not publicly traded. This partnership is carried at estimated fair value which is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis.

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

A cash flow hedge is the hedge of the exposure to variability of cash flows to be received or paid related to a recognized asset or liability. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into the Statements of Income when the Company’s earnings are affected by the variability of the hedged item. Any hedge ineffectiveness is recognized as a component of net derivative gains (losses) in the Statements of Income.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less. Cash and cash equivalents are primarily valued at amortized cost, which approximates fair value.

Checks Not Yet Presented for Payment

The Company’s checks not yet presented for payment consists of checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account; therefore, the outstanding checks represent immediately payable liabilities. Because the recipients of these checks have generally not yet received payment, the Company classifies the outstanding checks as a liability. Checks not yet presented for payment are classified in the cash flows from operating activities section of the Company’s Statement of Cash Flows.

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

At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus which increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization are recorded as a component of policy benefits in the Statements of Income. At December 31, 2013 and 2012, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. The Company performed annual tests of goodwill at December 31, 2013, 2012, and 2011 and determined there was no impairment of goodwill.

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

	2013	2012
Interest-sensitive life products	4.00%	4.00% - 4.85%
Interest-sensitive deferred annuities	0.25% - 4.90%	0.25% - 4.90%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 0.01% to 7.44% during 2013 and 2012. See Note 5 to the Financial Statements for further discussion.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,155,637	$1,596	$1,157,233
Asset-backed securities	-	110,067	4,832	114,899
Commercial mortgage-backed securities	-	110,146	-	110,146
Residential mortgage-backed securities	-	51,634	-	51,634
Municipals	-	773	-	773
Government and government agencies
United States	273,781	-	-	273,781
Foreign	3,635	6,204	-	9,839

Total fixed maturity AFS securities (a)	277,416	1,434,461	6,428	1,718,305
Equity securities (a)
Banking securities	-	28,386	-	28,386
Industrial securities	151	6,066	-	6,217

Total equity securities (a)	151	34,452	-	34,603
Cash equivalents (b)	-	299,784	-	299,784
Derivative assets (f)	-	858	-	858
Limited partnerships (c)	-	-	5,044	5,044
Separate Accounts assets (d)	7,342,243	-	-	7,342,243

Total assets	$7,619,810	$1,769,555	$11,472	$9,400,837

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(22,528)	$(22,528)
Derivative liabilities (f)	-	50,930	-	50,930

Total liabilities	$-	$50,930	$(22,528)	$28,402

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,284,009	$-	$1,284,009
Asset-backed securities	-	104,664	-	104,664
Commercial mortgage-backed securities	-	109,050	-	109,050
Residential mortgage-backed securities	-	97,144	91	97,235
Municipals	-	1,104	-	1,104
Government and government agencies
United States	357,366	-	-	357,366
Foreign	3,802	7,222	-	11,024

Total fixed maturity AFS securities (a)	361,168	1,603,193	91	1,964,452
Equity securities (a)
Banking securities	-	34,234	-	34,234
Other financial services securities	-	491	-	491
Industrial securities	233	6,253	-	6,486

Total equity securities (a)	233	40,978	-	41,211
Cash equivalents (b)	-	299,716	-	299,716
Limited partnerships (c)	-	-	6,548	6,548
Separate Accounts assets (d)	6,968,855	-	-	6,968,855

Total assets	$7,330,256	$1,943,887	$6,639	$9,280,782

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(17,397)	$(17,397)
Derivative liabilities (f)	-	11,711	-	11,711

Total liabilities	$-	$11,711	$(17,397)	$(5,686)

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At December 31, 2013 and 2012, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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

(f)

Derivatives assets and liabilities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Derivatives are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the identical asset or prices for similar assets. Derivatives are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 2 derivatives include inflation swaps, variance swaps, total return swaps and equity collars for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date from the last reset date, multiplied by the notional value of the swap. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard and Poor’s 500 Composite Stock Price Index (“S&P”) at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. Fair value for the equity collar’s put and call options is calculated using the Black-Scholes model using market observable inputs for the underlying market price and volatility surface.

During 2013 and 2012, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$6,548	$91	$8,119	$10,814
Change in unrealized gains (losses) (b)	-	(404)	-	608
Purchases	-	16,817	-	-
Sales	(1,351)	(101)	(1,455)	(7,088)
Transfers into Level 3	-	3,677	-	-
Transfers out of Level 3	-	(13,668)	-	(4,814)
Changes in valuation (c)	(153)	16	(116)	300
Net realized investment gains (d)	-	-	-	271

Balance at end of period (a)	$5,044	$6,428	$6,548	$91

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 measurements. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The increase in Level 3 fixed maturity AFS securities at December 31, 2013 was driven by the purchase of five securities at Level 3 within the period. The increase was partially offset by two securities transferring from Level 3 to Level 2 due to the availability of market observable data from an external source. The decrease in Level 3 fixed maturity AFS securities at December 31, 2012 was due to sales and a bond that transferred out of Level 3 due to the availability of market observable data from an external pricing source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 45 basis points (“bps”) and 80 bps at December 31, 2013 and 2012, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 23.9% and 24.4% at December 31, 2013 and 2012, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	GMWB	GMIB Reinsurance	GMWB	GMIB Reinsurance
Balance at beginning of period (b)	$74,022	$(91,419)	$108,637	$(94,517)
Changes in interest rates (a)	(35,661)	26,663	2,560	(7,176)
Changes in equity markets (a)	(15,488)	25,483	(24,762)	9,746
Other (a)	(4,697)	(1,472)	(12,413)	528

Balance at end of period (b)	$18,176	$(40,745)	$74,022	$(91,419)

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by increased interest rates, updated policyholder behavior assumptions and better than expected equity market performance. During 2012, the change in GMWB and GMIB reinsurance reserves was primarily driven by updated policyholder behavior assumptions, decrease in risk neutral rates, change in volatility and favorable equity market performance.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at December 31, 2013 and 2012:

Description	December 31, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Corporate securities	$1,596
Asset-backed securities	4,832

Total fixed maturity securities	6,428	Broker	Not applicable	Not applicable

Limited partnership	5,044	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$11,472

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$18,176	Discounted cash flow	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(40,745)	Discounted cash flow	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits - SALB	41	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$(22,528)

Description	December 31, 2012 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Residential mortgage-backed securities	$91

Total fixed maturity securities	91	Discounted cash flows	Constant prepayment rate	1%
			Probability of default	12%
			Loss severity	65%

Limited partnership	6,548	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$6,639

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$74,022	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(91,419)	Discounted cash flow	Own credit risk	80 bps
			Long-term volatility	25%

Total liabilities	$(17,397)

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at December 31, 2013 and 2012:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$51,508	$51,508
Policy loans (b)	-	710,087	-	710,087

Total assets	$-	$710,087	$51,508	$761,595

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$59,548	$59,548
Policy loans (b)	-	752,437	-	752,437

Total assets	$-	$752,437	$59,548	$811,985

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2013 and 2012 were:

	December 31, 2013
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,083,348	$82,645	$(8,760)	$1,157,233
Asset-backed securities	112,018	3,862	(981)	114,899
Commercial mortgage-backed securities	106,041	6,136	(2,031)	110,146
Residential mortgage-backed securities	47,862	3,773	(1)	51,634
Municipals	919	-	(146)	773
Government and government agencies
United States	271,261	10,585	(8,065)	273,781
Foreign	8,756	1,083	-	9,839

Total fixed maturity AFS securities	$1,630,205	$108,084	$(19,984)	$1,718,305

Equity securities
Banking securities	$28,136	$1,070	$(820)	$28,386
Industrial securities	5,926	291	-	6,217

Total equity securities	$34,062	$1,361	$(820)	$34,603

	December 31, 2012
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,145,614	$139,290	$(894)	$1,284,010
Asset-backed securities	102,492	3,583	(1,412)	104,663
Commercial mortgage-backed securities	97,266	11,784	-	109,050
Residential mortgage-backed securities	92,292	5,178	(234)	97,236
Municipals	1,076	28	-	1,104
Government and government agencies
United States	306,430	50,935	-	357,365
Foreign	8,837	2,187	-	11,024

Total fixed maturity AFS securities	$1,754,007	$212,985	$(2,540)	$1,964,452

Equity securities
Banking securities	$32,820	$2,686	$(1,273)	$34,233
Other financial services securities	150	341	-	491
Industrial securities	6,026	463	(2)	6,487

Total equity securities	$38,996	$3,490	$(1,275)	$41,211

(1)	Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2013 and 2012 were:

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,571,119	$1,654,010	$1,680,467	$1,886,198
Below investment grade	59,086	64,295	73,540	78,254

Total fixed maturity AFS securities	$1,630,205	$1,718,305	$1,754,007	$1,964,452

At December 31, 2013 and 2012 the estimated fair value of fixed maturity securities rated BBB- were $117,465 and $96,136, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2013 and 2012 by contractual maturities were:

	December 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$11,751	$11,992	$81,476	$82,721
Due after one year through five years	344,357	369,929	258,569	278,158
Due after five years through ten years	586,004	628,131	852,450	955,898
Due after ten years	422,172	431,574	269,462	336,726

	1,364,284	1,441,626	1,461,957	1,653,503
Mortgage-backed securities and other asset-backed securities	265,921	276,679	292,050	310,949

Total fixed maturity AFS securities	$1,630,205	$1,718,305	$1,754,007	$1,964,452

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company did not hold any trading securities during the year ended 2013. During 2012 and 2011, there was $101 and $612, respectively, of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2012 and 2011 there was $1,069 and $394, respectively, of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of ($960) and ($98) during 2012 and 2011, respectively, on the conversion of fixed maturity trading securities to preferred stock.

The Company had investment securities with an estimated fair value of $21,007 and $22,121 that were deposited with insurance regulatory authorities at December 31, 2013 and 2012, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$87,670	$91,425	$(3,755)
Asset-backed securities	63,709	64,265	(556)
Commercial mortgage-backed securities	1,478	1,526	(48)
Residential mortgage-backed securities	9	9	-
Municipals	773	919	(146)
Government and government agencies - United States	168,312	176,377	(8,065)
Equity securities - banking securities	9,476	10,296	(820)

Total fixed maturity and equity securities	331,427	344,817	(13,390)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	46,542	50,577	(4,035)
Asset-backed securities	3,164	3,207	(43)
Commercial mortgage-backed securities	21,230	23,213	(1,983)
Residential mortgage-backed securities	7	7	-

Total fixed maturity and equity securities	70,943	77,004	(6,061)

Greater than one year
Fixed maturity AFS securities
Corporate securities	17,768	18,738	(970)
Asset-backed securities	7,018	7,400	(382)
Residential mortgage-backed securities	80	81	(1)

Total fixed maturity and equity securities	24,866	26,219	(1,353)

Total fixed maturity and equity securities	$427,236	$448,040	$(20,804)

	December 31, 2012
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$16,567	$16,942	$(375)
Asset-backed securities	12,187	12,222	(35)
Commercial mortgage-backed securities	11	11	-
Residential mortgage-backed securities	9	10	(1)
Equity securities - industrial	233	235	(2)

Total fixed maturity and equity securities	29,007	29,420	(413)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	7,780	8,070	(290)
Residential mortgage-backed securities	25	26	(1)

Total fixed maturity and equity securities	7,805	8,096	(291)

Greater than one year
Fixed maturity AFS securities
Corporate securities	10,795	11,024	(229)
Asset-backed securities	18,690	20,067	(1,377)
Residential mortgage-backed securities	10,638	10,870	(232)
Equity securities - banking	5,358	6,631	(1,273)

Total fixed maturity and equity securities	45,481	48,592	(3,111)

Total fixed maturity and equity securities	$82,293	$86,108	$(3,815)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 113 and 52 at December 31, 2013 and 2012, respectively.

The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at December 31, 2013 and 2012 were as follows:

	December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Greater than six months but less than or equal to one year	$1,695	$(461)	1

Total	$1,695	$(461)	1

	December 31, 2012
	Estimated Fair Value	Gross Unrealized Losses/ OTTI (1)	Number of Securities
Decline > 20%
Greater than one year	$3,655	$(1,180)	1

Total	$3,655	$(1,180)	1

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the years ended December 31, 2013 and 2012 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
Assets
Fixed maturity securities	$88,100	$210,445
Equity securities	541	2,215
Cash flow hedges	1,813	-
Value of business acquired	(29,418)	(49,810)

	61,036	162,850

Liabilities
Policyholder account balances	-	(12,912)
Income taxes - deferred	(21,333)	(53,228)

	(21,333)	(66,140)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$39,703	$96,710

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums for the years ended December 31, 2013 and 2012. There was $75 of prepayment premiums collected for the year ended December 31, 2011. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2013 and 2012 was $51,508 and $59,548, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at December 31, 2013 and 2012 was $27 and $25, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at December 31, 2013 or 2012. The change in the credit loss allowances on mortgage loans by type of property for the years ended December 31 was as follows:

	December 31,
Commercial	2013	2012
Balance at beginning of period	$25	$28
Provision	2	(3)

Balance at end of period	$27	$25

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, California, and Ohio which account for approximately 80% of mortgage loans at December 31, 2013.

The credit quality of mortgage loans by type of property for the years ended December 31 was as follows:

	December 31,
Commercial	2013	2012
AAA - AA	$16,758	$20,821
A	20,053	31,823
BBB	9,648	-

Total mortgage loans on real estate	46,459	52,644
Less: general reserve	(27)	(25)

Total mortgage loans on real estate, net	$46,432	$52,619

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

Policy Loans

Policy loans on insurance contracts are stated at unpaid principal balances. The Company estimates the fair value of policy loans as equal to the book value of the loans. The estimated fair value of the policy loans at December 31, 2013 and 2012 was $710,087 and $752,437, respectively. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Securities Lending

The Company loans securities under securities lending agreements. At December 31, 2013 and 2012, the payable for collateral under securities loaned was $260,506 and $216,294, respectively. The amortized cost of securities out on loan at December 31, 2013 and 2012 was $251,183 and $187,240, respectively. The estimated fair value of securities out on loan at December 31, 2013 and 2012 was $247,221 and $206,241, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral under securities loaned and reverse repurchase agreements. At December 31, 2013 there were no reverse repurchase agreements. At December 31, 2012, the payable for reverse repurchase agreements was $26,355. At December 31, 2012, the estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $26,222 and $25,986, respectively.

Derivatives and Hedge Accounting

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB.

S&P futures contracts are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures have been recorded in net derivative losses in the Statements of Income.

The Company uses variance swaps to hedge equity risk. During 2013, the Company also entered into total return swaps which are based on the S&P. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative losses in the Statements of Income.

The Company also uses equity collars to hedge equity risk. These derivatives were purchased in the fourth quarter of 2012 as part of a hedging program which, with a zero cost at issue, hedges a portion of equity market decline by selling a portion of market upside above the Company’s long-term expected return. The Company recognizes gains (losses) from the change in fair value of the equity collars in net derivative losses in the Statements of Income. The equity collars were disposed of during the fourth quarter of 2013 due to changing market conditions and business needs.

During the third quarter 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation.

The following table presents the notional and fair value for hedging instruments as of December 31, 2013 and 2012:

	Notional		Fair Value
	December 31,		December 31,
Derivative Type	2013	2012	2013	2012
Non-qualifying hedging
Short futures	$55,877	$145,702	$-	$-
Variance swaps	1,000	800	(5,579)	(1,910)
Total return swaps	686,679	-	(46,249)	-
Equity collar	-	1,525,000	-	(9,801)

Total non-qualifying hedge	743,556	1,671,502	(51,828)	(11,711)

Cash flow hedge
Interest rate swaps	49,884	-	1,756	-

Total cash flow hedge	49,884	-	1,756	-

Derivative Total	$793,440	$1,671,502	$(50,072)	$(11,711)

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	December 31,
Derivative Type	2013	2012	2011
Short futures	$(33,021)	$(30,225)	$(18,571)
Long futures	41,073	-	-
Variance swaps	(6,964)	(8,376)	(752)
Total return swaps	26,941	-	-
Interest rate swaps	(84)	-	-
Equity collar	(287,845)	(9,801)	-

Total	$(259,900)	$(48,402)	$(19,323)

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in			Net Realized Gains (Losses) Recognized in
	OCI on Derivative (Effective Portion)			Income on Derivative (Ineffective Portion)
	December 31,			December 31,
	2013	2012	2011	2013	2012	2011
Interest rate swaps	$1,813	$-	$-	$(84)	$-	$-

Total	$1,813	$-	$-	$(84)	$-	$-

				Gain (Loss) Reclassified from
				AOCI into Income (Effective Portion)
				December 31,
	Location			2013	2012	2011
Interest rate swaps	Net investment income			$(57)	$-	$-

Total				$(57)	$-	$-

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of December 31, 2013, the before-tax deferred net losses on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income during the next twelve months are ($137). This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At December 31, 2013 and 2012, the Company has pledged securities in the amount of $31,213 and $4,949, respectively, to counterparties. The Company did not receive cash collateral from counterparties at December 31, 2013 and 2012.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $8,452 and $9,921 as of December 31, 2013 and 2012, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties. The following tables present the offsetting of derivative assets for the periods ended December 31, 2013 and 2012:

	December 31, 2013
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Assets Presented
	Gross Amounts of	Offset in the	in the	Financial	Cash Collateral
Description	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Derivatives	$1,756	$898	$858	$451	$-	$407

Total	$1,756	$898	$858	$451	$-	$407

	December 31, 2012
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Assets Presented
	Gross Amounts of	Offset in the	in the	Financial	Cash Collateral
Description	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Derivatives	$68,361	$68,361	$-	$-	$-	$-

Total	$68,361	$68,361	$-	$-	$-	$-

The following tables present the offsetting of derivative liabilities for the periods ended December 31, 2013 and 2012:

	December 31, 2013
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Liabilities Presented
	Gross Amounts of	Offset in the	in the	Financial	Collateral
Description	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Derivatives	$51,828	$898	$50,930	$-	$29,235	$21,695

Total	$51,828	$898	$50,930	$-	$29,235	$21,695

	December 31, 2012
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Liabilities Presented
	Gross Amounts of	Offset in the	in the	Financial	Collateral
Description	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Derivatives	$80,072	$68,361	$11,711	$-	$2,867	$8,844

Total	$80,072	$68,361	$11,711	$-	$2,867	$8,844

There were no other financial assets or financial liabilities as of December 31, 2013 and 2012 that were subject to offsetting.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2013	2012	2011
Fixed maturity AFS securities	$80,560	$81,650	$80,146
Fixed maturity trading securities	-	209	908
Equity securities	2,083	2,070	1,606
Limited partnerships	(153)	(116)	1,357
Mortgage loans on real estate	3,275	3,527	3,712
Policy loans	38,334	40,833	42,384
Cash and cash equivalents	619	934	856
Interest rate swaps	1,573	-	-
Other	366	420	377

Gross investment income	126,657	129,527	131,346
Less: investment expenses	(5,524)	(4,244)	(3,075)

Net investment income	$121,133	$125,283	$128,271

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2013	2012	2011
Proceeds	$756,322	$267,437	$178,888
Gross realized investment gains	9,598	8,021	9,000
Gross realized investment losses	(13,787)	(253)	(231)

Proceeds on AFS securities sold at a realized loss	296,028	6,647	5,447

Net realized investment gains (losses) for the years ended December 31 were as follows:

	2013	2012	2011
Fixed maturity AFS securities	$(5,103)	$7,378	$7,564
Equity securities	171	30	29
Limited partnerships	-	-	(58)
Mortgage loans on real estate	(2)	2	243
Adjustment related to VOBA	439	(561)	(1,106)

Net realized investment gains (losses)	$(4,495)	$6,849	$6,672

In 2013, 2012 and 2011 there were no impaired limited partnerships.

There were no impaired mortgage loans in 2013, 2012 and 2011. A valuation allowance is established when the excess carrying value of the mortgage loan exceeds the estimated collateral value.

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	December 31,
	2013	2012
Balance at beginning of period	$1,420	$2,229
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	436	294
Accretion of credit loss impairments previously recognized	(1,142)	(1,103)

Balance at end of period	$714	$1,420

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	2013	2012	2011
Gross OTTI losses on securities	$743	$360	$4,747
Net OTTI loss recognized in OCI	-	-	3,572

Net OTTI losses	743	360	1,175
VOBA	(35)	(35)	-

Net OTTI losses recognized in income	$708	$325	$1,175

During 2013, the Company had an intent to sell impaired corporate bond, two previously OCI impaired 2007 vintage RMBS and one 2006 vintage RMBS due to adverse changes in cash flows.

During 2012, the Company impaired its holding on a corporate non-convertible bond as part of a pre-packaged bankruptcy. The Company impaired its holding in a 2007 vintage subprime RMBS, a previously OCI impaired holding of a 2005 vintage RMBS, a 2007 vintage subprime RMBS, and a previously OCI impaired 2007 vintage subprime RMBS due to adverse change in cash flows.

During 2011, the Company impaired its holdings of 2007 vintage subprime RMBS due to adverse change in cash flows, a 2006 vintage subprime RMBS, a corporate bond due to adverse changes in cash flows and a corporate non-convertible security due to a pre-packaged bankruptcy.

Note 4. VOBA, DAC, and DSI

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at December 31, 2013 and 9% at December 31, 2012 and 2011.

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2013	2012
Balance at beginning of period	$271,351	$309,559
Amortization expense	(18,142)	(24,195)
Unlocking	12,662	4,295
Adjustment related to realized gains on investments and OTTI	439	(561)
Adjustment related to unrealized gains (losses) and OTTI on investments	20,392	(17,747)

Balance at end of period	$286,702	$271,351

During 2013, the increase in VOBA was primarily driven by an increase in adjustments related to unrealized gains (losses) and OTTI on investments resulting from increased unrealized losses during the year. The change in unlocking was driven by a decrease in fair value reserves and favorable equity market performance resulting in amortization and favorable unlocking.

The estimated future amortization of VOBA from 2014 to 2018 is as follows:

2014	$18,230
2015	28,304
2016	26,165
2017	25,114
2018	24,213

DAC and DSI

The change in the carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2012	$45,039	$10,355
Capitalization	423	23
Amortization	(2,638)	(920)
Unlocking	1,854	546

Balance, December 31, 2012	44,678	10,004
Capitalization	422	63
Amortization	(9,770)	(2,222)
Unlocking	(2,191)	(301)

Balance, December 31, 2013	$33,139	$7,544

The decrease in DAC and DSI in 2013 was primarily driven by positive gross profits resulting in increased amortization. The change in unlocking was due to a change in reserve calculation during 2013 when compared to 2012.

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2013
Net amount at risk (a)	$797,777	$6,581	$90,843
Average attained age of contract owners	72	66	74
Weighted average period remaining until expected annuitization	n/a	1.7 yrs	n/a

2012
Net amount at risk (a)	$1,109,211	$9,899	$158,732
Average attained age of contract owners	68	65	73
Weighted average period remaining until expected annuitization	n/a	2.6 yrs	n/a

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2012	$144,380	$78,674
Guaranteed benefits incurred	33,900	15,396
Guaranteed benefits paid	(29,382)	-
Unlocking	(3,985)	(32,248)

Balance, December 31, 2012	144,913	61,822
Guaranteed benefits incurred	33,192	14,334
Guaranteed benefits paid	(27,269)	(879)
Unlocking	(28,246)	(10,373)

Balance, December 31, 2013	$122,590	$64,904

The change in reserve was primarily driven by updated policyholder assumptions during 2013 and a decrease in the long-term equity growth rate assumption along with Separate Account returns exceeding expectations when compared to 2012.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2013
GMDB only	$1,666,065	$575,859	$524,531	$112,005	$2,878,460
GMDB and GMIB	1,054,382	304,140	355,145	25,576	1,739,243
GMDB and GMWB	384,365	117,558	173,729	1,683	677,335
GMWB only	155,446	47,263	67,787	1,925	272,421
GMIB only	95,742	25,850	46,877	1,950	170,419
No guaranteed benefit	18,100	5,083	14,744	741	38,668

Total	$3,374,100	$1,075,753	$1,182,813	$143,880	$5,776,546

2012
GMDB only	$1,407,025	$654,889	$507,416	$126,097	$2,695,427
GMDB and GMIB	968,539	318,493	383,368	31,286	1,701,686
GMDB and GMWB	359,497	98,019	197,787	1,867	657,170
GMWB only	141,326	38,556	76,676	1,628	258,186
GMIB only	84,446	21,553	50,567	2,584	159,150
No guaranteed benefit	14,437	4,588	14,422	310	33,757

Total	$2,975,270	$1,136,098	$1,230,236	$163,772	$5,505,376

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2013	2012
Balanced	$684,445	$645,487
Equity	587,129	485,744
Bond	168,667	194,422
Money Market	125,456	137,826

Total	$1,565,697	$1,463,479

Note 6. Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31:

	2013	2012	2011
Provisions for income taxes computed at Federal statutory rate (35%)	$(48,463)	$36,210	$1,292
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(8,960)	(8,120)	(10,220)
Tax credits	(520)	(919)	(567)
Valuation allowance on federal deferred tax assets	174,661	(90,402)	(2,549)
Provision to return adjustment	(1,740)	910	(1,149)
State taxes	725	-	-
Unrecognized tax benefits	283	126	(1,777)
Tax goodwill amortization	-	(225)	-
Other	-	(476)	9

Income tax provision	$115,986	$(62,896)	$(14,961)

The effective tax rate was not meaningful for December 31, 2013, 2012, and 2011. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes.

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2013	2012
Deferred tax assets
DAC	$44,497	$52,101
Net operating and capital loss carryforward	167,346	151,777
Intangible assets	45,501	49,239
Tax credits	12,308	12,181
Other	15,912	18,329
Liability for guaranty fund assessments	51	155

Total deferred tax assets	285,615	283,782
Valuation allowance	(179,654)	-

Net deferred tax assets	105,961	283,782

Deferred tax liabilities
VOBA	103,626	94,661
Policyholder account balance	4,218	44,126
Investment adjustments	40,781	101,018

Total deferred tax liabilities	148,625	239,805

Total net deferred tax asset (liability)	$(42,664)	$43,977

The provision for income tax expense (benefit) consists of the following for the years ended:

	2013	2012	2011
Current federal income tax expense (benefit)	$(61)	$782	$(1,151)
Current state income tax expense	158	-	-
Deferred federal income tax expense (benefit)	114,932	(63,678)	(13,810)
Deferred state income tax expense	957	-	-

Total income tax expense (benefit)	$115,986	$(62,896)	$(14,961)

The provision for income tax receivable (payable) consists of the following for the periods ending December 31, 2013 and 2012:

	December 31,
	2013	2012
Current federal income tax receivable	$508	$6,290
Current state income tax receivable	118	140
Deferred federal income tax receivable (payable)	(41,707)	43,977
Deferred state income tax payable	(957)	-

Net income tax receivable (payable)	$(42,038)	$50,407

At December 31, 2013, the Company had a tax valuation allowance for federal deferred tax assets of $179,654 (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the loss carryforwards and other assets are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. There was no tax valuation allowance at December 31, 2012.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,931 (gross $8,374) and $2,648 (gross $7,566) that should not be recognized at December 31, 2013 and 2012, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2012, 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2013	2012
Balance at beginning of period	$2,648	$2,522
Additions for tax positions of prior years	283	126

Balance at end of period	$2,931	$2,648

At December 31, 2013 and 2012, the Company had an operating loss carryforward for federal income tax purposes of $459,738 (net of the ASC 740 reduction of $8,374) and $426,083 (net of the ASC 740 reduction of $7,566), respectively, with a carryforward period of fifteen years that expire at various dates up to 2028. At December 31, 2013, the Company had a capital loss carryforward of $4,127 for federal income tax purposes with a carryforward period of five years. At December 31, 2012, the Company did not have a capital loss carryforward for federal income tax purposes. At December 31, 2013 and 2012, the Company had a foreign tax credit carryforward of $8,092 and $7,907, respectively, with a carryforward period of ten years that will expire at various dates up to 2023. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 and $4,274 at December 31, 2013 and 2012, respectively, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. These amounts are included in insurance expenses and taxes on the Statements of Income. The Company did not incur or recognize any penalties in its financial statements at December 31, 2013, 2012, and 2011. The Company recognized interest (income) expense of less than ($1), ($30), and $30 at December 31, 2013, 2012, and 2011 respectively.

Effective January 1, 2013 for federal income tax purposes, the Company joined in a consolidated income tax return filing with AUSA, and indirect parent company, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the tax allocation agreement, allocations are based on separate income tax return calculations. The Company is entitled to recoup federal income taxes paid in the event the future losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in the year generated. The Company is also entitled to recoup federal income taxes paid in the event the losses and credits reduce the greater of the Company’s separately computed income tax liability or the consolidated group’s income tax liability in any carryback or carryforward year when so applied. Separate Company income taxes relating to state income taxes, net operating losses and tax credits that are not settled under the tax sharing agreement are settled through capital contributions or return of capital to AUSA. There were no capital contributions or return of capital in 2013 or 2012. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012, but no examination by the Internal Revenue Service has commenced. A tax return has not yet been filed for 2013.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended December 31, 2013:

	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$96,710	$-	$96,710
Other comprehensive income (loss) before reclassifications	(43,440)	1,133	(42,307)
Amounts reclassified from accumulated other comprehensive income	(14,737)	37	(14,700)

Net current period other comprehensive income (loss)	(58,177)	1,170	(57,007)

Ending balance	$38,533	$1,170	$39,703

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended December 31, 2013:

Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$23,204	Net realized investment gains (losses)
	(356)	Portion of other-than-temporary impairments previously recognized in other comprehensive income

	22,848	Total before tax
	8,111	Tax expense

	$14,737	Net of tax

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(57)	Net investment income

	(57)	Total before tax
	(20)	Tax benefit

	(37)	Net of tax

Total amounts reclassified from AOCI	$14,700

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

The Company’s statutory net income (loss) for the years ended December 31, 2013, 2012, and 2011 was $196,612, $178,189, and ($340,218), respectively.

Statutory capital and surplus at December 31, 2013 and 2012 was $774,085 and $636,158, respectively. At December 31, 2013 and 2012, approximately $438,112 and $215,556, respectively, of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2013 and 2012, the Company did not pay any dividends to AUSA or receive any capital contributions from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should hold based upon that company’s risk profile. At December 31, 2013 and 2012, based on the RBC formula, the Company’s total adjusted capital level was above the minimum amount of capital required to avoid regulatory action.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2013 and 2012, net reinsurance receivable (payable) were ($249) and $2,186 respectively. The Company did not have a reinsurance reserve at December 31, 2013 and 2012.

At December 31, 2013, the Company had the following life insurance inforce:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$5,552,335	$970,152	$824	$4,583,007	0.02%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At December 31, 2013, 36% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2012, 39% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At December 31, 2013, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2013, 2012 and 2011, the Company incurred $10,751, $11,514, and $8,417, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On May 21, 2013, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.10% that was paid off in December 2013. On March 30, 2011, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.25% that was paid off in December 2011. During 2013, 2012 and 2011, the Company accrued and/or received $29, $0, and $94 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2013, 2012 and 2011, the Company incurred $90, $86, and $130, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans. There were no mortgage loan origination fees during 2013, 2012 and 2011, respectively.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2013, 2012 and 2011, the Company incurred $1,673, $1,625, and $2,212, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2013, 2012 and 2011, the Company incurred $32,414, $32,546, and $37,642, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2013, 2012 and 2011, the Company incurred $410, $405 and $423, respectively, in expenses under this agreement. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2013, 2012 and 2011, the Company received $1,873, $1,737, and $1,852, respectively, in revenue under these agreements. Revenue attributable to this agreement is included in policy charge revenue.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. During 2013 and 2012, the Company sold $1,698 and $9,714, respectively, fixed maturity AFS securities to affiliated companies. During 2011, the Company sold $2,800 of mortgage loans on real estate to affiliated companies. During 2013, the Company purchased $15,097 of derivatives from affiliated companies. During 2012, the Company purchased $68,685 of fixed maturity AFS securities from affiliated companies.

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate what future assessments it will incur as a result of insolvencies. At December 31, 2013 and 2012, the Company’s estimated liability for future guaranty fund assessments was $202 and $631, respectively. In addition, the Company has a receivable for future premium tax deductions of $4,588 and $3,991 at December 31, 2013 and 2012, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability appropriately.

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

	Annuity	Life Insurance	Total
2013
Net revenues (a)	$(92,674)	$74,125	$(18,549)
Amortization of VOBA	644	4,836	5,480
Policy benefits (net of reinsurance recoveries)	7,321	35,810	43,131
Income tax expense	99,584	16,402	115,986
Net income (loss)	(262,200)	7,748	(254,452)

2012
Net revenues (a)	$127,544	$80,750	$208,294
Amortization of VOBA	16,253	3,647	19,900
Policy benefits (net of reinsurance recoveries)	(18,195)	42,728	24,533
Income tax expense (benefit)	(64,000)	1,104	(62,896)
Net income	143,793	22,083	165,876

2011
Net revenues (a)	$167,850	$79,100	$246,950
Amortization (accretion) of VOBA	(5,066)	17,218	12,152
Policy benefits (net of reinsurance recoveries)	148,579	35,356	183,935
Income tax expense (benefit)	(16,068)	1,107	(14,961)
Net income	5,252	13,407	18,659

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2013
Annuity	$7,475,543	$515,515
Life Insurance	3,080,270	1,189,353

Total	$10,555,813	$1,704,868

2012
Annuity	$7,584,499	$578,345
Life Insurance	2,957,130	1,264,439

Total	$10,541,629	$1,842,784

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: March 27, 2014	By:	*
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer, and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Thomas A. Swank	Director and President	March 27, 2014

* Robert R. Frederick	Director and Senior Vice President	March 27, 2014

* John T. Mallett	Director and Vice President	March 27, 2014

* Richard J. Wirth	Director, Senior Vice President, Secretary and Division General Counsel	March 27, 2014

* Eric J. Martin	Director, Chief Financial Officer, Vice President, Treasurer and Controller	March 27, 2014

/s/ Darin D. Smith Darin D. Smith	Vice President, Assistant Secretary and Managing Assistant General Counsel	March 27, 2014

*By: Darin D. Smith - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.

4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.

4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.11a	Individual Retirement Account Endorsement, ML-AY-365 190	Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190	Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.25	Form of Group Fixed Contingent Annuity Contract.	Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

4.26	Form of Group Fixed Contingent Annuity Certificate.	Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm.	Exhibit 23.1

24.1	Powers of Attorney for Robert R. Frederick, John T. Mallett, and Eric J. Martin.	Incorporated by reference to Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

24.2	Powers of Attorney for Thomas A. Swank.	Incorporated by reference to Exhibit 24.2 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

24.3	Power of Attorney for Richard J. Wirth.	Incorporated by reference to Exhibit 24.3 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, 333-133225, and 333-177282, filed March 28, 2013.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

101.INS	XBRL Instance Document.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.	Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Exhibit 101.PRE

EXHIBIT INDEX

23.1	Written consent of Ernst & Young, LLP, independent registered public accounting firm.

31.1	Certification by the President pursuant to Rule 15d-14(a).

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a).

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.