Form 10-Q
period 2014-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2014-05-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2014 - $1,583,423; 2013 - $1,630,205)	$1,706,347	$1,718,305
Equity available-for-sale securities, at estimated fair value (cost: 2014 - $33,927; 2013 - $34,062)	36,040	34,603
Limited partnerships	5,021	5,044
Mortgage loans on real estate	44,471	46,432
Policy loans	702,177	710,087
Derivative assets	96	858

Total investments	2,494,152	2,515,329

Cash and cash equivalents	343,143	301,737
Accrued investment income	33,798	37,719
Deferred policy acquisition costs	33,382	33,139
Deferred sales inducements	7,592	7,544
Value of business acquired	281,346	286,702
Goodwill	2,800	2,800
Reinsurance receivables - net	2,862	-
Receivable for investments sold - net	2,014	245
Other assets	34,736	28,355
Separate Accounts assets	7,191,736	7,342,243

Total Assets	$10,427,561	$10,555,813

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	March 31, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,257,003	$1,291,737
Future policy benefits	402,146	384,843
Claims and claims settlement expenses	43,241	28,288

Total policyholder liabilities and accruals	1,702,390	1,704,868

Payables for collateral under securities loaned	268,609	260,506
Checks not yet presented for payment	7,818	8,080
Derivative liabilities	18,756	50,930
Income taxes - net	66,585	42,038
Affiliated payables - net	4,338	5,344
Reinsurance payables - net	-	249
Other liabilities	3,040	2,754
Separate Accounts liabilities	7,191,736	7,342,243

Total Liabilities	9,263,272	9,417,012

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,372,161	1,366,636
Accumulated other comprehensive income, net of taxes	58,384	39,703
Retained deficit	(268,756)	(270,038)

Total Stockholder’s Equity	1,164,289	1,138,801

Total Liabilities and Stockholder’s Equity	$10,427,561	$10,555,813

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
	(unaudited)
Revenues
Policy charge revenue	$46,455	$45,998
Net investment income	28,845	29,835
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(100)	(51)

Net other-than-temporary impairment losses on securities recognized in income	(100)	(51)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	558	15

Net realized investment gains (losses)	458	(36)

Net derivative losses	(14,069)	(99,574)

Total Revenues	61,689	(23,777)

Benefits and Expenses
Interest credited to policyholder liabilities	13,674	14,514
Policy benefits (net of reinsurance recoveries: 2014 - $3,213; 2013 - $4,652)	20,571	(12,327)
Reinsurance premium ceded	1,602	2,745
Amortization (accretion) of deferred policy acquisition costs	(180)	3,363
Accretion of value of business acquired	(47)	(515)
Insurance expenses and taxes	11,028	12,093

Total Benefits and Expenses	46,648	19,873

Income (Loss) Before Taxes	15,041	(43,650)

Income Tax Expense (Benefit)	13,759	(9,617)

Net Income (Loss)	$1,282	$(34,033)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
	(unaudited)

Net Income (Loss)	$1,282	$(34,033)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	37,550	(15,265)
Reclassification adjustment for gains included in net income (loss)	(351)	(75)

	37,199	(15,340)

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(1,525)	-
Reclassification adjustment for gains included in net income (loss)	(2)	-

	(1,527)	-

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-
Change in previously recognized unrealized other-than-temporary impairments	(905)	(1,437)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	100	51

	(805)	(1,386)

Adjustments
Policyholder liabilities	-	(3,273)
Value of business acquired	(5,902)	4,582
Deferred income taxes	(10,284)	5,473

	(16,186)	6,782

Total other comprehensive income (loss), net of taxes	18,681	(9,944)

Comprehensive Income (Loss)	$19,963	$(43,977)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013
	(unaudited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,366,636	$1,366,636
Capital contribution from AEGON USA, LLC	5,525	-

Balance at end of period	$1,372,161	$1,366,636

Accumulated Other Comprehensive Income
Balance at beginning of period	$39,703	$96,710
Total other comprehensive income (loss), net of taxes	18,681	(57,007)

Balance at end of period	$58,384	$39,703

Retained Deficit
Balance at beginning of period	$(270,038)	$(15,586)
Net income (loss)	1,282	(254,452)

Balance at end of period	$(268,756)	$(270,038)

Total Stockholder’s Equity	$1,164,289	$1,138,801

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,282	$(34,033)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(243)	3,201
Change in deferred sales inducements	(48)	536
Change in value of business acquired	(47)	(515)
Change in benefit reserves	1,364	(27,683)
Change in income tax accruals	14,264	(1,129)
Change in claims and claims settlement expenses	14,953	8,169
Change in other operating assets and liabilities, net	(8,246)	(28,403)
Change in checks not yet presented for payment	(262)	746
Amortization of investments	380	918
Interest credited to policyholder liabilities	13,674	14,514
Net derivative losses	14,069	99,574
Net realized investment (gains) losses	(458)	36

Net cash and cash equivalents provided by operating activities	50,682	35,931

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	30,848	6,895
Maturities of available-for-sale securities and mortgage loans	73,351	89,652
Purchases of available-for-sale securities	(55,745)	(48,894)
Sales of limited partnerships	-	596
Change in payables for collateral under securities loaned and reverse repurchase agreements	8,103	(70,274)
Cash received in connection with derivatives	2,666	-
Cash paid in connection with derivatives	(48,125)	(1,935)
Policy loans on insurance contracts, net	7,909	10,584
Net settlement on futures contracts	(1,363)	(14,207)
Other	23	92

Net cash and cash equivalents provided by (used in) investing activities	$17,667	$(27,491)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
(dollars in thousands)	2014	2013
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$6,545	$11,129
Policyholder withdrawals	(39,013)	(52,814)
Capital contribution from AEGON USA, LLC	5,525	-

Net cash and cash equivalents used in financing activities	(26,943)	(41,685)

Net increase (decrease) in cash and cash equivalents (1)	41,406	(33,245)
Cash and cash equivalents, beginning of year	301,737	303,396

Cash and cash equivalents, end of period	$343,143	$270,151

(1) Included in net decrease in cash and cash equivalents is interest received (2014 - $0; 2013 - $0); interest paid (2014 - $5; 2013 - $1); income taxes paid (2014 - $0; 2013 - $0); and income taxes received (2014 - $505; 2013 - $8,488).

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

For a complete discussion of the Company’s 2013 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The interim Financial Statements for the three month periods are unaudited; however in the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2013 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

Basis of Reporting

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The significant accounting policies and related judgments underlying the Company’s financial statements are summarized below.

Certain reclassifications and format changes have been made to prior period financial statements, where appropriate, to conform to the current period presentation. In the Balance Sheets, a liability balance representing outstanding checks has moved from the cash and cash equivalents line to a new line item called checks not yet presented for payment. In the Statements of Income, there is a reclassification between interest credited to policyholder liabilities and policy benefits. These reclassifications have no effect on net income or stockholder’s equity of the prior period.

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

Revenue Recognition

The Company sells a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)), which includes a stand-alone living benefit (“SALB”). Revenues for CDAs consist of fees assessed based on a percentage of the participants’ covered asset pool, which are assets that are not internally managed by the Company. Fees on CDAs are recognized as they are assessed or earned.

Subsequent Events

The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued on May 14, 2014, provided they give evidence of conditions that existed at the balance sheet date.

Events that are indicative of conditions that arose after the balance sheet date are disclosed, but do not result in an adjustment of the financial statements themselves.

Recent Accounting Guidance

Accounting Guidance Adopted in 2013

Accounting Standards Codification (“ASC”) 210, Balance Sheet

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, which enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement or similar agreement. Entities are required to provide both net and gross information for these assets and liabilities in order to enhance comparability between those entities that prepare their financial statements on the basis of GAAP and those entities that prepare their financial statements on the basis of International Financial Reporting Standards (“IFRS”). The guidance was effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013. The disclosures required by this guidance should be applied retrospectively for all comparative periods presented. The Company adopted the guidance on January 1, 2013, which affects disclosures but did not impact the Company’s results of operations or financial position.

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02), which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance was effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, which affects disclosures but did not impact the Company’s results of operations or financial position.

ASC 740, Income Taxes

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (ASU 2013-11). The guidance requires that the liability related to certain unrecognized tax benefits should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance was effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2013, with early application permitted. The Company early adopted the guidance in the third quarter of 2013, which affects disclosures but did not impact the Company’s results of operations or financial position.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,153,093	$-	$1,153,093
Asset-backed securities	-	92,327	4,851	97,178
Commercial mortgage-backed securities	-	103,003	-	103,003
Residential mortgage-backed securities	-	50,289	-	50,289
Municipals	-	776	-	776
Government and government agencies
United States	292,078	-	-	292,078
Foreign	3,624	6,306	-	9,930

Total fixed maturity AFS securities (a)	295,702	1,405,794	4,851	1,706,347
Equity securities (a)
Banking securities	-	29,930	-	29,930
Industrial securities	-	6,110	-	6,110

Total equity securities (a)	-	36,040	-	36,040
Cash equivalents (b)	-	342,016	-	342,016
Derivative assets (f)	-	96	-	96
Limited partnerships (c)	-	-	5,021	5,021
Separate Accounts assets (d)	7,191,736	-	-	7,191,736

Total assets	$7,487,438	$1,783,946	$9,872	$9,281,256

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(23,938)	$(23,938)
Derivative liabilities (f)	-	18,756	-	18,756

Total liabilities	$-	$18,756	$(23,938)	$(5,182)

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,155,637	$1,596	$1,157,233
Asset-backed securities	-	110,067	4,832	114,899
Commercial mortgage-backed securities	-	110,146	-	110,146
Residential mortgage-backed securities	-	51,634	-	51,634
Municipals	-	773	-	773
Government and government agencies
United States	273,781	-	-	273,781
Foreign	3,635	6,204	-	9,839

Total fixed maturity AFS securities (a)	277,416	1,434,461	6,428	1,718,305
Equity securities (a)
Banking securities	-	28,386	-	28,386
Industrial securities	151	6,066	-	6,217

Total equity securities (a)	151	34,452	-	34,603
Cash equivalents (b)	-	299,784	-	299,784
Derivative assets (f)	-	858	-	858
Limited partnerships (c)	-	-	5,044	5,044
Separate Accounts assets (d)	7,342,243	-	-	7,342,243

Total assets	$7,619,810	$1,769,555	$11,472	$9,400,837

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(22,528)	$(22,528)
Derivative liabilities (f)	-	50,930	-	50,930

Total liabilities	$-	$50,930	$(22,528)	$28,402

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At March 31, 2014 and December 31, 2013, less than 0.5% of fixed maturity AFS securities were valued using internal models, respectively.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the above mentioned table.
(c)

The Company has an investment in a limited partnership for which the fair value is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The valuation utilizing these financial statements is on a one quarter lag.

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

For the three months ended March 31, 2014 and twelve months ended December 31, 2013, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2014 and December 31, 2013:

	Three Months Ended March 31, 2014		Twelve Months Ended December 31, 2013
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$5,044	$6,428	$6,548	$91

Change in unrealized gains (losses) (b)	-	19	-	(404)
Purchases	-	-	-	16,817
Sales	-	-	(1,351)	(101)
Transfers into Level 3	-	-	-	3,677
Transfers out of Level 3	-	(1,596)	-	(13,668)
Changes in valuation (c)	(23)	-	(153)	16

Balance at end of period (a)	$5,021	$4,851	$5,044	$6,428

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income.
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at March 31, 2014 was due to a security transferring from Level 3 to Level 2 due to the availability of market observable data. The increase in Level 3 fixed maturity AFS securities at December 31, 2013 was driven by the purchase of five securities at Level 3 within the period. The increase was partially offset by two securities transferring from Level 3 to Level 2 due to the availability of market observable data from an external source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 40 basis points (“bps”) and 45 bps at March 31, 2014 and December 31, 2013, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 23.6% and 23.9% at March 31, 2014 and December 31, 2013, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2014 and December 31, 2013:

	Three Months Ended March 31, 2014			Twelve Months Ended December 31, 2013
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (b)	$18,176	$(40,745)	$41	$74,022	$(91,419)	$41

Changes in interest rates (a)	7,371	(4,877)	-	(35,661)	26,663	-
Changes in equity markets (a)	(868)	907	209	(15,488)	25,483	-
Other (a)	(471)	(3,681)	-	(4,697)	(1,472)	-

Balance at end of period (b)	$24,208	$(48,396)	$250	$18,176	$(40,745)	$41

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2014, the change in GMWB and GMIB reinsurance reserves was primarily driven by better than expected equity market performance and declining interest rates. During 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by increased interest rates, updated policyholder behavior assumptions and better than expected equity market performance. During the three months ended March 31, 2014 the change in the SALB reserve was due to increases in equity markets.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at March 31, 2014 and December 31, 2013:

Description	March 31, 2014 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$4,851

Total fixed maturity securities	4,851	Broker	Not applicable	Not applicable
Limited partnership	5,021	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$9,872

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$24,208	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(48,396)	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%
Future policy benefits - SALB	250	See comment below (2)	See comment below (2)	See comment below (2)
Total liabilities	$(23,938)

Description	December 31, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Corporate securities	$1,596
Asset-backed securities	4,832

Total fixed maturity securities	6,428	Broker	Not applicable	Not applicable
Limited partnership	5,044	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$11,472

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$18,176	Discounted cash flows	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(40,745)	Discounted cash flows	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits - SALB	41	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$(22,528)

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at March 31, 2014 and December 31, 2013:

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$49,864	$49,864
Policy loans (b)	-	702,177	-	702,177

Total assets	$-	$702,177	$49,864	$752,041

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$51,508	$51,508
Policy loans (b)	-	710,087	-	710,087

Total assets	$-	$710,087	$51,508	$761,595

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. Fair value is estimated as equal to the book value of the loan.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2014 and December 31, 2013 were:

	March 31, 2014
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,064,111	$94,046	$(5,064)	$1,153,093
Asset-backed securities	93,729	3,971	(522)	97,178
Commercial mortgage-backed securities	98,797	5,609	(1,403)	103,003
Residential mortgage-backed securities	46,457	3,834	(2)	50,289
Municipals	918	-	(142)	776
Government and government agencies
United States	270,693	21,414	(29)	292,078
Foreign	8,718	1,212	-	9,930

Total fixed maturity AFS securities	$1,583,423	$130,086	$(7,162)	$1,706,347

Equity securities
Banking securities	$28,136	$2,088	$(294)	$29,930
Industrial securities	5,791	319	-	6,110

Total equity securities	$33,927	$2,407	$(294)	$36,040

	December 31, 2013
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,083,348	$82,645	$(8,760)	$1,157,233
Asset-backed securities	112,018	3,862	(981)	114,899
Commercial mortgage-backed securities	106,041	6,136	(2,031)	110,146
Residential mortgage-backed securities	47,862	3,773	(1)	51,634
Municipals	919	-	(146)	773
Government and government agencies
United States	271,261	10,585	(8,065)	273,781
Foreign	8,756	1,083	-	9,839

Total fixed maturity AFS securities	$1,630,205	$108,084	$(19,984)	$1,718,305

Equity securities
Banking securities	$28,136	$1,070	$(820)	$28,386
Industrial securities	5,926	291	-	6,217

Total equity securities	$34,062	$1,361	$(820)	$34,603

(1) Subsequent unrealized gains (losses) on other-than-temporary impairments (“OTTI”) securities are included in OCI-OTTI.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2014 and December 31, 2013 were:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,526,115	$1,643,110	$1,571,119	$1,654,010
Below investment grade	57,308	63,237	59,086	64,295

Total fixed maturity AFS securities	$1,583,423	$1,706,347	$1,630,205	$1,718,305

At March 31, 2014 and December 31, 2013 the estimated fair value of fixed maturity securities rated BBB- were $114,202 and $117,465, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2014 and December 31, 2013 by contractual maturities were:

	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$29,252	$29,935	$11,751	$11,992
Due after one year through five years	372,267	401,638	344,357	369,929
Due after five years through ten years	520,098	564,991	586,004	628,131
Due after ten years	422,823	459,313	422,172	431,574

	1,344,440	1,455,877	1,364,284	1,441,626
Mortgage-backed securities and other asset-backed securities	238,983	250,470	265,921	276,679

Total fixed maturity AFS securities	$1,583,423	$1,706,347	$1,630,205	$1,718,305

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$24,815	$25,523	$(708)
Asset-backed securities	19,236	19,247	(11)
Commercial mortgage-backed securities	26	26	-
Residential mortgage-backed securities	16	16	-
Government and government agencies - United States	14,410	14,439	(29)

Total fixed maturity and equity securities	58,503	59,251	(748)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	60,024	63,540	(3,516)
Asset-backed securities	13,328	13,548	(220)
Commercial mortgage-backed securities	21,998	23,332	(1,334)
Municipals	776	918	(142)
Equity securities - banking securities	10,002	10,296	(294)

Total fixed maturity and equity securities	106,128	111,634	(5,506)

Greater than one year
Fixed maturity AFS securities
Corporate securities	12,960	13,800	(840)
Asset-backed securities	4,439	4,730	(291)
Commercial mortgage-backed securities	958	1,027	(69)
Residential mortgage-backed securities	80	82	(2)

Total fixed maturity and equity securities	18,437	19,639	(1,202)

Total fixed maturity and equity securities	$183,068	$190,524	$(7,456)

	December 31, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$87,670	$91,425	$(3,755)
Asset-backed securities	63,709	64,265	(556)
Commercial mortgage-backed securities	1,478	1,526	(48)
Residential mortgage-backed securities	9	9	-
Municipals	773	919	(146)
Government and government agencies - United States	168,312	176,377	(8,065)
Equity securities - banking	9,476	10,296	(820)

Total fixed maturity and equity securities	331,427	344,817	(13,390)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	46,542	50,577	(4,035)
Asset-backed securities	3,164	3,207	(43)
Commercial mortgage-backed securities	21,230	23,213	(1,983)
Residential mortgage-backed securities	7	7	-

Total fixed maturity and equity securities	70,943	77,004	(6,061)

Greater than one year
Fixed maturity AFS securities
Corporate securities	17,768	18,738	(970)
Asset-backed securities	7,018	7,400	(382)
Residential mortgage-backed securities	80	81	(1)

Total fixed maturity and equity securities	24,866	26,219	(1,353)

Total fixed maturity and equity securities	$427,236	$448,040	$(20,804)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 88 and 113 at March 31, 2014 and December 31, 2013, respectively.

There were no securities where the fair value had declined below amortized cost by greater than 20% at March 31, 2014. The estimated fair value, gross unrealized losses, OTTI and number of securities where the fair value had declined below amortized cost by greater than 20% at December 31, 2013 were as follows:

	December 31, 2013
	Estimated Fair Value	Gross Unrealized Losses/OTTI (1)	Number of Securities
Decline > 20%
Greater than six months but less than or equal to one year	$1,695	$(461)	1

Total	$1,695	$(461)	1

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Unrealized gains (losses) incurred during the first three months of 2014 and 2013 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Assets
Fixed maturity securities	$122,924	$88,100
Equity securities	2,113	541
Cash flow hedges	286	1,813
Value of business acquired	(35,323)	(29,418)

	90,000	61,036

Liabilities
Income taxes - deferred	(31,616)	(21,333)

	(31,616)	(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$58,384	$39,703

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity and are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no prepayment premiums collected during the three months ended March 31, 2014 and 2013.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at March 31, 2014 and December 31, 2013 was $22 and $27, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There was one impaired mortgage loan at March 31, 2014 with a specific reserve of $1,182 and an unpaid principal balance of $2,623. The impaired mortgage loan recorded interest income of $63 subsequent to the impairment which is reflected in net investment income on the Statements of Income. There were no impaired mortgage loans at December 31, 2013.

The change in the credit loss allowances on mortgage loans by type of property at March 31, 2014 and December 31, 2013 was as follows:

Commercial	March 31, 2014	December 31, 2013
Balance at beginning of period	$27	$25
Provision	1,177	2

Balance at end of period	$1,204	$27

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Virginia, California, and Delaware which account for approximately 82% of mortgage loans at March 31, 2014.

The credit quality of mortgage loans by type of property at March 31, 2014 and December 31, 2013 was as follows:

Commercial	March 31, 2014	December 31, 2013
AAA - AA	$12,734	$16,758
A	32,941	20,053
BBB	-	9,648

Total mortgage loans on real estate	45,675	46,459
Less: reserves	(1,204)	(27)

Total mortgage loans on real estate, net	$44,471	$46,432

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

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At March 31, 2014 and December 31, 2013, the payable for collateral under securities loaned was $268,609 and $260,506, respectively. The amortized cost of securities out on loan at March 31, 2014 and December 31, 2013 was $242,489 and $251,183, respectively. The estimated fair value of securities out on loan at March 31, 2014 and December 31, 2013 was $261,234 and $247,221, respectively.

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

During the third quarter of 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation.

The following table presents the notional and fair value for hedging instruments as of March 31, 2014 and December 31, 2013:

	Notional		Fair Value
	March 31,	December 31,	March 31,	December 31,
Derivative Type	2014	2013	2014	2013
Non-qualifying hedges
Short futures	$66,007	$55,877	$-	$-
Variance swaps	1,050	1,000	(5,114)	(5,579)
Total return swaps	795,440	686,679	(13,777)	(46,249)

Total non-qualifying hedges	862,497	743,556	(18,891)	(51,828)

Cash flow hedges
Interest rate swaps	49,884	49,884	231	1,756

Total cash flow hedges	49,884	49,884	231	1,756

Derivative Total	$912,381	$793,440	$(18,660)	$(50,072)

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

			Net Derivative Gains (Losses) Recognized In Income
			March 31,
Derivative Type			2014	2013
Short futures			$(1,363)	$(13,682)
Long futures			-	(525)
Variance swaps			(1,222)	(2,212)
Total return swaps			(11,402)	5,011
Interest rate swaps			(82)	-
Equity collar			-	(88,166)

Total			$(14,069)	$(99,574)

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	March 31,		March 31,
	2014	2013	2014	2013
Interest rate swaps	$(1,527)	$-	$(82)	$-

Total	$(1,527)	$-	$(82)	$-

			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
			March 31,
	Location		2014	2013
Interest rate swaps	Net investment income		$2	$-

Total			$2	$-

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of March 31, 2014, the before-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income during the next twelve months are $8. This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At March 31, 2014 and December 31, 2013, the Company has pledged securities in the amount of $11,699 and $31,213, respectively, to counterparties. At March 31, 2014 and December 31, 2013 the Company did not receive cash collateral from counterparties.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $4,371 and $8,452 as of March 31, 2014 and December 31, 2013, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets for the periods ended March 31, 2014 and December 31, 2013:

	March 31, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$847	$751	$96	$-	$-	$96

Total	$847	$751	$96	$-	$-	$96

	December 31, 2013
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$1,756	$898	$858	$451	$-	$407

Total	$1,756	$898	$858	$451	$-	$407

The following tables present the offsetting of derivative liabilities for the periods ended March 31, 2014 and December 31, 2013:

	March 31, 2014
				Gross Amounts Not Offset
				in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$19,507	$751	$18,756	$-	$11,136	$7,620

Total	$19,507	$751	$18,756	$-	$11,136	$7,620

	December 31, 2013
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$51,828	$898	$50,930	$-	$29,235	$21,695

Total	$51,828	$898	$50,930	$-	$29,235	$21,695

There were no other financial assets or financial liabilities as of March 31, 2014 and December 31, 2013 that were subject to offsetting.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2014	2013
Proceeds	$30,848	$6,895
Gross realized investment gains	1,611	73
Gross realized investment losses	(375)	(61)

Proceeds on the sale of AFS securities sold at a realized loss	13,377	3,630

Net realized investment gains for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2014	2013
Fixed maturity AFS securities	$1,106	$(40)
Equity securities	30	-
Mortgage loans on real estate	(1,177)	4
Adjustment related to value of business acquired	499	-

Net realized investment gains (losses)	$458	$(36)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Balance at beginning of period	$714	$1,420
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	100	436
Accretion of credit loss impairments previously recognized	(217)	(1,142)

Balance at end of period	$597	$714

The components of OTTI reflected in the Statements of Income for the three months ended March 31 were as follows:

	Three Months Ended March 31, 2014
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$100	$-	$100

Net OTTI losses	$100	$-	$100

	Three Months Ended March 31, 2013
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$51	$-	$51

Net OTTI losses	$51	$-	$51

For the three months ended March 31, 2014 and 2013, the Company’s impairment losses recognized in the Statements of Income were $100 and $51, respectively, with no associated value of business acquired amortization. For the three months ended March 31, 2014 and 2013, the Company impaired its holding of a previously OCI impaired 2006 vintage MBS and a previously OCI impaired 2007 vintage MBS due to adverse changes in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% and 9% at March 31, 2014 and 2013, respectively.

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2014	2013
Accretion expense	$146	$253
Unlocking	(99)	262
Adjustment related to realized losses on investments	499	-
Adjustment related to unrealized (gains) losses and OTTI on investments	(5,902)	4,582

Change in VOBA carrying amount	$(5,356)	$5,097

For the three months ended March 31, 2014 the decrease in VOBA was primarily driven by an increase in adjustments related to unrealized gains (losses) and OTTI on investments resulting from increased unrealized gains during the period.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2014	2013
Capitalization	$63	$162
Accretion (amortization) expense	319	(2,704)
Unlocking	(139)	(659)

Change in DAC carrying amount	$243	$(3,201)

	Three Months Ended March 31,
DSI	2014	2013
Capitalization	$2	$32
Accretion (amortization) expense	78	(616)
Unlocking	(32)	48

Change in DSI carrying amount	$48	$(536)

The change in the carrying amount of DAC and DSI for the three months ended March 31, 2014 was primarily driven by a reserve increase resulting in regular accretion when compared to 2013.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2014	2013
Guaranteed benefits incurred	$6,825	$7,960
Guaranteed benefits paid	(7,111)	(8,055)
Unlocking	(379)	(18,000)

Total	$(665)	$(18,095)

	Three Months Ended March 31,
GMIB	2014	2013
Guaranteed benefits incurred	$3,110	$3,200
Guaranteed benefits paid	(16)	(9)
Unlocking	385	(10,467)

Total	$3,479	$(7,276)

During the three months ended March 31, 2014, the change in reserves was driven by better than expected Separate Account returns resulting in a decrease in death benefit reserves and more favorable unlocking when compared to 2013.

The variable annuity GMDB liability at March 31, 2014 and December 31, 2013 was $121,925 and $122,590, respectively. The variable annuity GMIB liability at March 31, 2014 and December 31, 2013 was $68,383 and $64,904, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2014 and 2013, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was not meaningful for the three months ended March 31, 2014 and 2013. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

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

The provision for income tax expense (benefit) consists of the following for the three months ended March 31:

	Three Months Ended March 31,
	2014	2013
Current federal income tax expense (benefit)	$-	$(199)
Deferred federal income tax expense (benefit)	13,142	(9,418)
Deferred state income tax benefit	617	-

Total income tax expense (benefit)	$13,759	$(9,617)

The provision for income tax receivable (payable) consists of the following for the periods ending March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Current federal income tax receivable	$2	$508
Current state income tax receivable	118	118
Deferred federal income tax payable	(65,131)	(41,707)
Deferred state income tax payable	(1,574)	(957)

Total income tax payable	$(66,585)	$(42,038)

At March 31, 2014 and December 31, 2013, the Company has a tax valuation allowance for deferred tax assets of $187,307 and $179,654, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the net operating loss carryforward and other assets are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,931 (gross $8,374) that should not be recognized at March 31, 2014 and December 31, 2013, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2012, 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	March 31, 2014	December 31, 2013
Balance at beginning of period	$2,931	$2,648
Additions for tax positions of prior years	-	283

Balance at end of period	$2,931	$2,931

At December 31, 2013, the Company had an operating loss carryforward for federal income tax purposes of $459,738 (net of the ASC 740 reduction of $8,374) with a carryforward period of fifteen years that expire at various dates up to 2028. As of March 31, 2014 a taxable loss is projected for 2014 that will increase the loss carryforward by approximately $42,004. At March 31, 2014 and December 31, 2013, the Company had a capital loss carryforward of $4,127 for federal income tax purposes. At December 31, 2013, the Company had a foreign tax credit carryforward of $8,092 with a carryforward period of ten years that will expire at various dates up to 2023. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 at December 31, 2013, with an indefinite carryforward period. As of March 31, 2014, the Company does not expect to utilize either of these credit carryforwards in 2014.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. These amounts are included in insurance expenses and taxes on the Statements of Income. The Company did not recognize any penalties in its financial statements at March 31, 2014 or December 31, 2013. The Company recognized interest (income) of less than ($1) at March 31, 2014 and December 31, 2013.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined the Transamerica Corporation consolidated income tax group. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. As of March 31, 2014, the Company recognized a capital contribution from Transamerica Corporation in connection with the tax allocation agreement in the amount of $5,525. There were no capital contributions or return of capital in 2013. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012 but no examination by the Internal Revenue Service has commenced. A tax return has not yet been filed for 2013.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended March 31, 2014 and 2013:

	March 31, 2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$38,533	$1,170	$39,703

Other comprehensive income (loss) before reclassifications	19,828	(984)	18,844
Amounts reclassified from accumulated other comprehensive income	(162)	(1)	(163)

Net current period other comprehensive income (loss)	19,666	(985)	18,681

Ending balance	$58,199	$185	$58,384

March 31, 2013
Unrealized Holding Gains (Losses) on AFS Securities (a)
Beginning balance	$96,710

Other comprehensive loss before reclassifications	(9,928)
Amounts reclassified from accumulated other comprehensive income	(16)

Net current period other comprehensive loss	(9,944)

Ending balance	$86,766

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended March 31, 2014 and 2013:

March 31, 2014
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$351	Net realized investment gains (losses)
Portion of other-than-temporary
impairments previously recognized
	(100)	in other comprehensive income

	251	Total before tax
	89	Tax expense

	$162	Net of tax

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$2	Net investment income

	2	Total before tax
	1	Tax expense

	$1	Net of tax

Total amounts reclassified from AOCI	$163

March 31, 2013
Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains (losses) on AFS securities	$75	Net realized investment gains (losses)
Portion of other-than-temporary
impairments previously recognized
	(51)	in other comprehensive income

	24	Total before tax
	8	Tax expense

	$16	Net of tax

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

The Company’s statutory net income for the three months ended March 31, 2014 and 2013 was $36,784 and $138,929, respectively. Statutory capital and surplus at March 31, 2014 and December 31, 2013 was $784,801 and $733,415, respectively.

For the three months ended March 31, 2014 and 2013, the Company did not pay any dividends to AUSA. During the first three months of 2014, the Company received a capital contribution from AUSA of $5,525. The Company did not receive any capital contributions from AUSA in the three months ended March 31, 2013.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2014 and December 31, 2013, net reinsurance receivables (payable) were $2,862 and ($249), respectively. The Company did not have a reinsurance reserve at March 31, 2014 and December 31, 2013.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2014 and December 31, 2013, 36% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At March 31, 2014, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2014 and 2013, the Company incurred $2,710 and $2,844, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times. During the three months ended March 31, 2014 and 2013, the Company did not accrue and/or receive any interest income. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2014 and 2013, the Company incurred $21 and $23, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans. There were no mortgage loan origination fees during the three months ended March 31, 2014 and 2013, respectively.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2014 and 2013, the Company incurred $427 and $475, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2014 and 2013, the Company incurred $7,569 and $8,136, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2014 and 2013, the Company incurred $101 and $101, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2014 and 2013, the Company received $501 and $431, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities and mortgage loans on real estate in the Balance Sheets. During the three months ended March 31, 2014, the Company purchased $752 of fixed maturity AFS securities from affiliated companies. During the three months ended March 31, 2014, the Company sold $18,156 of fixed maturity AFS securities to affiliated companies. During the three months ended March 31, 2013, the Company did not sell or purchase any fixed maturity AFS securities or mortgage loans on real estate from/to affiliated parties.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	Annuity	Life Insurance	Total
Three months ended March 31, 2014
Net revenues (a)	$28,865	$19,150	$48,015
Amortization (accretion) of VOBA	(61)	14	(47)
Policy benefits (net of reinsurance recoveries)	9,636	10,935	20,571
Income tax expense	11,441	2,318	13,759
Net income (loss)	(2,901)	4,183	1,282

Three months ended March 31, 2013
Net revenues (a)	$(58,241)	$19,950	$(38,291)
Amortization (accretion) of VOBA	493	(1,008)	(515)
Policy benefits (net of reinsurance recoveries)	(20,675)	8,348	(12,327)
Income tax expense (benefit)	(12,907)	3,290	(9,617)
Net income (loss)	(40,369)	6,336	(34,033)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2013 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Deposits

Total direct deposits (including internal exchanges) were $7.0 million and $11.9 million for the three months ended March 31, 2014 and 2013, respectively. Internal exchanges were $0.5 million and $0.8 million for the three months ended March 31, 2014 and 2013, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At March 31, 2014, the Company’s assets were $10.4 billion or $0.2 billion lower than the $10.6 billion in assets at December 31, 2013. Assets excluding Separate Accounts assets increased $22.2 million during the first quarter of 2014. Separate Accounts assets, which represent 69% of total assets, decreased $150.5 million to $7.2 billion. Changes in Separate Accounts assets were as follows:

	Three Months Ended March 31,
(dollars in millions)	2014	2013

Investment performance	$88.0	$392.4
Deposits	6.7	11.7
Policy fees and charges	(40.4)	(39.7)
Surrenders, benefits and withdrawals	(204.8)	(176.6)

Net change	$(150.5)	$187.8

During the three months ended March 31, 2014 and 2013, fixed contract owner deposits were less than $0.1 million and $0.1 million, respectively. During the three months ended March 31, 2014 and 2013, fixed contract owner withdrawals were $7.3 million and $24.5 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended March 31, 2014, the Dow decreased less than 1%, while the NASDAQ and S&P had increases of 1% from December 31, 2013.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 73% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2014. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2014, average variable account balances increased less than $0.1 billion (or 2%) to $7.2 billion as compared to the same period in 2013.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2014	2013
Average medium term interest rate yield (a)	0.76%	0.39%
Increase (decrease) in medium term interest rates (in basis points)	1	(2)
Credit spreads (in basis points) (b)	88	115
Contracting of credit spreads (in basis points)	(14)	(9)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$36.4	$(16.7)
Interest-sensitive policyholder liabilities	-	(3.3)

Net change on market valuations	$36.4	$(20.0)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenues and expenses. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the financial statements, and it is possible that such changes could occur in the near term.

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2013 Annual Report on Form 10-K.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At March 31, 2014 and December 31, 2013, approximately $86.5 million (or 4%) and $72.5 million (or 4%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

Changes in the fair value of fixed maturity and equity securities classified as AFS are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary. Changes in fair value of fixed maturity securities classified as trading are reported as a component of net investment income.

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in fair value. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e., company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will not be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

For the three months ended March 31, 2014 and 2013, the Company recorded an OTTI in income of $0.1 million and less than $0.1 million, respectively, with no associated value of business acquired amortization.

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

At March 31, 2014 and December 31, 2013, there was $44.5 million and $46.4 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at March 31, 2014 and December 31, 2013 was $49.9 million and $51.5 million, respectively. At March 31, 2014, there was one mortgage loan for which a valuation allowance (and corresponding impairment loss) was established for $1.2 million. The generic reserve at March 31, 2014 and December 31, 2013 was less than $0.1 million. The change in the valuation allowance and the generic reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. The mortgage loan was impaired due to the borrower defaulting on the loan from missing a monthly payment. At March 31, 2014 and December 31, 2013, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

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

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The lent securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At March 31, 2014 and December 31, 2013, the payable for collateral under securities loaned was $268.6 million and $260.5 million, respectively.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2014 and December 31, 2013, the Company’s VOBA asset was $281.3 million and $286.7 million, respectively. For the three months ended March 31, 2014 and 2013, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was ($0.1) million and $0.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2014 and December 31, 2013, variable annuities accounted for the Company’s entire DAC asset of $33.4 million and $33.1 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2014 and 2013, there was an unfavorable impact to pre-tax income related to DAC unlocking of ($0.1) million and ($0.7) million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At March 31, 2014 and December 31, 2013, variable annuities accounted for the Company’s entire DSI asset of $7.6 million and $7.5 million, respectively. For the three months ended March 31, 2014 and 2013, there was a favorable (unfavorable) impact to pre-tax income related to DSI unlocking of less than ($0.1) million and less than $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% and 9% at March 31, 2014 and 2013, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2014 and December 31, 2013 were $1.3 billion.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2014 and December 31, 2013, future policy benefits were $402.1 million and $384.8 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2014 and December 31, 2013, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	March 31, 2014	December 31, 2013
GMDB liability	$121.9	$122.6
GMIB liability	68.4	64.9

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2014, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was less than ($0.1) million. For the three months ended March 31, 2013, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $28.5 million.

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

At March 31, 2014 and December 31, 2013, the GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	March 31, 2014	December 31, 2013
GMWB liability	$24.2	$18.2
GMIB reinsurance asset	(48.4)	(40.7)

At March 31, 2014 and December 31, 2013, the future policy benefits for the SALB liability was $0.3 million and less than $0.1 million, respectively.

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

The valuation allowance for deferred tax assets at March 31, 2014 and December 31, 2013 was $187.3 and $179.6 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

Recent Accounting Guidance

There was no new accounting guidance adopted during the three months ended March 31, 2014. The following outlines the adoption of recent accounting guidance in 2013. See Note 1 to the Financial Statements for a further discussion.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2014 and December 31, 2013 were:

	March 31, 2014
	Amortized Cost/Cost	Gross Unrealized			% of Estimated Fair Value
(dollars in millions)		Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$314.6	$27.8	$(1.9)	$340.5	19%
Industrial	656.3	55.8	(3.2)	708.9	41
Utility	93.2	10.5	-	103.7	6
Asset-backed securities
Housing related	26.5	3.6	(0.3)	29.8	2
Credit cards	14.9	0.2	-	15.1	1
Structured settlements	9.8	0.2	-	10.0	-
Autos	24.8	-	-	24.8	1
Timeshare	3.2	-	-	3.2	-
Other	14.5	-	(0.2)	14.3	1
Commercial mortgage-backed securities - non agency backed	98.8	5.6	(1.4)	103.0	6
Residential mortgage-backed securities
Agency backed	37.2	2.7	-	39.9	2
Non agency backed	9.3	1.1	-	10.4	1
Municipals	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	270.7	21.4	(0.1)	292.0	17
Foreign	8.7	1.2	-	9.9	1

Total fixed maturity AFS securities	1,583.4	130.1	(7.2)	1,706.3	98
Equity securities
Banking securities	28.1	2.1	(0.3)	29.9	2
Industrial securities	5.8	0.3	-	6.1	-

Total equity securities	33.9	2.4	(0.3)	36.0	2

Total fixed maturity and equity securities	$1,617.3	$132.5	$(7.5)	$1,742.3	100%

	December 31, 2013
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$308.9	$24.5	$(2.7)	$330.7	18%
Industrial	684.2	49.5	(5.9)	727.8	41
Utility	90.3	8.6	(0.2)	98.7	6
Asset-backed securities
Housing related	28.3	3.5	(0.8)	31.0	2
Credit cards	13.8	0.4	-	14.2	1
Structured settlements	9.8	-	-	9.8	1
Autos	37.0	-	-	37.0	2
Timeshare	3.7	-	-	3.7	-
Other	19.4	-	(0.2)	19.2	1
Commercial mortgage-backed securities - Non agency backed	106.0	6.1	(2.0)	110.1	6
Residential mortgage-backed securities
Agency backed	38.2	2.9	-	41.1	2
Non agency backed	9.7	0.9	-	10.6	1
Municipals	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	271.3	10.6	(8.1)	273.8	16
Foreign	8.7	1.1	-	9.8	1

Total fixed maturity AFS securities	1,630.2	108.1	(20.0)	1,718.3	98

Equity securities
Banking securities	28.1	1.1	(0.8)	28.4	2
Industrial securities	5.9	0.3	-	6.2	-

Total equity securities	34.0	1.4	(0.8)	34.6	2

Total fixed maturity and equity securities	$1,664.2	$109.5	$(20.8)	$1,752.9	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2014.

Two issuers represent more than 5% of the total unrealized loss position, comprised of two investment grade corporate bonds with $1.1 million and $0.5 million, respectively, of unrealized loss.

At March 31, 2014 and December 31, 2013, approximately $39.9 million (or 26%) and $41.1 million (or 25%), respectively, of RMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first three months of 2014 and 2013 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	March 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$16.6	$17.1	$(0.5)
Industrial	8.2	8.5	(0.3)
Asset-backed securities
Credit cards	1.9	1.9	-
Autos	11.6	11.6	-
Other	5.8	5.8	-
Government and government agencies - United States	14.4	14.4	-

Total fixed maturity and equity securities	58.5	59.3	(0.8)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	11.2	12.6	(1.4)
Industrial	47.2	48.9	(1.7)
Asset-backed securities
Other	4.8	5.0	(0.2)
Autos	2.0	2.0	-
Commercial mortgage-backed securities - non agency backed	22.0	23.4	(1.4)
Equity securities - banking securities	8.4	8.6	(0.2)

Total fixed maturity and equity securities	$95.6	$100.5	$(4.9)

	March 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities - industrial	$10.8	$11.6	$(0.8)
Asset-backed securities - housing related	1.6	1.6	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$13.5	$14.3	$(0.8)

Total of all investment grade AFS securities
Corporate securities
Financial services	$27.8	$29.7	$(1.9)
Industrial	66.1	68.9	(2.8)
Asset-backed securities
Housing related	1.6	1.6	-
Credit cards	1.9	1.9	-
Autos	13.6	13.6	-
Other	10.6	10.8	(0.2)
Commercial mortgage-backed securities - non agency backed	23.0	24.4	(1.4)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Government and government agencies - United States	14.4	14.4	-
Equity securities - banking securities	8.4	8.6	(0.2)

Total fixed maturity and equity securities	$167.5	$174.0	$(6.5)

Total number of securities in a continuous unrealized loss position			81

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$36.3	$38.6	$(2.3)
Industrial	43.3	44.5	(1.2)
Utility	3.5	3.5	-
Asset-backed securities
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Autos	23.6	23.6	-
Other	19.2	19.3	(0.1)
Commercial mortgage-backed securities - non agency backed	1.5	1.5	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	314.8	327.3	(12.5)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	4.1	4.4	(0.3)
Industrial	39.2	42.7	(3.5)
Utility	3.0	3.2	(0.2)
Asset-backed securities
Autos	2.0	2.0	-
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	21.2	23.2	(2.0)

Total fixed maturity and equity securities	$70.7	$76.7	$(6.0)

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$7.2	$7.3	$(0.1)
Industrial	8.3	9.2	(0.9)
Asset-backed securities - housing related	2.0	2.0	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$17.6	$18.6	$(1.0)

Total of all investment grade AFS securities
Corporate securities
Financial services	$47.6	$50.3	$(2.7)
Industrial	90.8	96.4	(5.6)
Utility	6.5	6.7	(0.2)
Asset-backed securities
Housing related	2.0	2.0	-
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Autos	25.6	25.6	-
Other	19.2	19.3	(0.1)
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	22.7	24.7	(2.0)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	$403.1	$422.6	$(19.5)

Total number of securities in a continuous unrealized loss position			103

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Greater than six months but less than or equal to one year
Corporate securities - industrial	$1.6	$2.0	$(0.4)
Asset-backed securities - housing related	6.5	6.6	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	10.6	11.3	(0.7)

Greater than one year
Corporate securities - industrial	2.2	2.2	-
Asset-backed securities - housing related	2.8	3.1	(0.3)

Total fixed maturity and equity securities	$5.0	$5.3	$(0.3)

Total of all below investment grade AFS securities
Corporate securities - industrial	$3.8	$4.2	$(0.4)
Asset-backed securities - housing related	9.3	9.7	(0.4)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$15.6	$16.6	$(1.0)

Total number of securities in a continuous unrealized loss position			7

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.0	$3.1	$(0.1)
Industrial	1.6	1.8	(0.2)
Asset-backed securities - housing related	10.4	10.8	(0.4)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	16.7	17.5	(0.8)

Greater than six months but less than or equal to one year
Corporate securities - industrial	0.3	0.3	-

Total fixed maturity and equity securities	0.3	0.3	-

Greater than one year
Corporate securities - industrial	2.2	2.2	-
Asset-backed securities - housing related	5.0	5.5	(0.5)

Total fixed maturity and equity securities	$7.2	$7.7	$(0.5)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$3.0	$3.1	$(0.1)
Industrial	4.1	4.3	(0.2)
Asset-backed securities - housing related	15.4	16.3	(0.9)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$24.2	$25.5	$(1.3)

Total number of securities in a continuous unrealized loss position			10

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 13% and 6% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2014 and December 31, 2013, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2014.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2014
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Greater than six months but less than or equal to one year	70% to 100%	$10.6	$11.2	$(0.6)
Greater than one year	70% to 100%	5.0	5.4	(0.4)

Total		$15.6	$16.6	$(1.0)

		December 31, 2013
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$16.7	$17.5	$(0.8)
Greater than six months but less than or equal to one year	70% to 100%	0.3	0.3	-
Greater than one year	70% to 100%	7.2	7.7	(0.5)

Total		$24.2	$25.5	$(1.3)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2014 and December 31, 2013 by rating agency equivalent were:

	March 31, 2014		December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$146.5	$151.9	$160.7	$165.4
AA	466.0	500.5	471.1	486.3
A	516.8	561.6	538.2	577.2
BBB	396.8	429.1	401.1	425.1
Below investment grade	57.3	63.2	59.1	64.3

Total fixed maturity AFS securities	$1,583.4	$1,706.3	$1,630.2	$1,718.3

Investment grade	96%	96%	96%	96%
Below investment grade	4%	4%	4%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2014 and December 31, 2013, approximately $114.2 million (or 7%) and $117.5 million (or 7%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at March 31, 2014 and December 31, 2013:

	March 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$1.6	$1.6	$-
AA	1.6	1.8	0.2
Below BBB	19.9	20.1	0.2
Second lien (a)
Below BBB	-	2.5	2.5

Total	$23.1	$26.0	$2.9

	December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$2.0	$2.0	$-
AA	1.7	1.8	0.1
Below BBB	20.5	19.9	(0.6)
Second lien (a)
Below BBB	0.6	3.5	2.9

Total	$24.8	$27.2	$2.4

	March 31, 2014
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$1.6	$-	$-	$-	$1.6
AA	1.8	-	-	-	1.8
Below BBB	2.7	1.7	4.1	11.6	20.1
Second lien (a)
Below BBB	-	-	2.5	-	2.5

Total	$6.1	$1.7	$6.6	$11.6	$26.0

	December 31, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$2.0	$-	$-	$-	$2.0
AA	1.8	-	-	-	1.8
Below BBB	2.7	1.8	4.0	11.4	19.9
Second lien (a)
Below BBB	-	-	3.5	-	3.5

Total	$6.5	$1.8	$7.5	$11.4	$27.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2014 and December 31, 2013, the Company’s assets included $2.1 billion of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

We believe that the existing cash available to the Company, the cash flows to be generated from operations and other transactions will be sufficient to allow us to meet policyholder obligations, pay expenses and satisfy other financial obligations. However, the cash flow is affected by a variety of factors, many of which are outside our control, including insurance regulatory issues, competition, financial markets and other general business conditions. We cannot provide assurance that we will possess sufficient income and liquidity to meet all our policyholder obligations and other company obligations.

Capital Resources

For the three months ended March 31, 2014 and 2013, the Company did not pay any dividends to AUSA. During the first three months of 2014, the Company received a capital contribution from AUSA of $5.5 million. The Company did not receive any capital contributions from AUSA in the three months ended March 31, 2013.

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

The following table summarizes the Company’s ratings at May 14, 2014:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2014:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$174.9	$317.1	$277.4	$1,768.8	$2,538.2
Separate Accounts (a)	848.7	1,520.5	1,296.8	5,644.9	9,310.9

	$1,023.6	$1,837.6	$1,574.2	$7,413.7	$11,849.1

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2014 and December 31, 2013, the Company’s estimated liability for future guaranty fund assessments was $0.2 million. In addition, the Company has a receivable for future premium tax deductions of $4.6 million at March 31, 2014 and December 31, 2013. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended March 31, 2014 and 2013, the Company recorded net income (loss) of $1.3 million and ($34.0) million, respectively. The increase in income during the three months ended March 31, 2014 as compared to the same periods in 2013 was primarily due to the negative impact of the equity collar hedge during 2013. An increase in policy benefits due to updated dynamic lapse rate assumptions had a negative impact on earnings during the first quarter 2014.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Asset-based policy charge revenue	$27.7	$27.2	$0.5
Guaranteed benefit based policy charge revenue	6.1	6.0	0.1
Non-asset based policy charge revenue	12.7	12.8	(0.1)

Total policy charge revenue	$46.5	$46.0	$0.5

Net derivative losses decreased $85.5 million during the three months ended March 31, 2014 as compared to the same period in 2013. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Equity collar (puts and calls)	$-	$(88.2)	$88.2	(a	)
Total return swaps	(11.4)	5.0	(16.4)	(b	)
Variance swaps	(1.2)	(2.2)	1.2
Short futures	(1.4)	(13.7)	12.3	(c	)
Long futures	-	(0.5)	0.5	(c	)
Interest rate swaps	(0.1)	-	(0.3)

Total net derivative losses	$(14.1)	$(99.6)	$85.5

(a)

The equity collar was disposed of in the fourth quarter of 2013 which is driving the decrease in losses. The 2013 losses were driven by the increase in the S&P index. This is a zero cost at inception macro equity hedge to protect against a portion of the unhedged equity tail risk by selling a portion of the market upside above the Company’s long term expected return and buying protection against extreme market declines. As a result, when equity markets increase, these equity collars will decline in value. When markets decrease, they will increase in value.

(b)

The Company had a large notional of short positions in total return swaps for the first quarter of 2014, and the 1% increase in the S&P gave rise to losses. The total return swap gains in the first quarter of 2013 were the result of long exposure to the S&P.

(c)

Short futures result in losses when equity markets increase and long futures result in gains as equity markets increase. The Company no longer holds long futures and short futures performance was driven by the 1% and 10% increases in the S&P for three months ended March 31, 2014 and 2013.

Policy benefits increased $32.9 million during the three months ended March 31, 2014 as compared to the same period in 2013. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Annuity benefit unlocking	$-	$(28.5)	$28.5	(a	)
Annuity benefit expense	9.7	7.2	2.5	(b	)
Amortization of deferred sales inducements	-	0.6	(0.6)
Life insurance mortality expense	10.9	8.4	2.5	(c	)

Total policy benefits	$20.6	$(12.3)	$32.9

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	During the three months ended March 31, 2014 the increase in annuity benefit expense was driven by an increase in reserves due to declining interest rates when compared to the same period in 2013.
(c)	During the three months ended March 31, 2014 the increase in mortality expense was related to an increase in claims.

Amortization (accretion) of DAC was ($0.2) million and $3.4 million for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, there was an unfavorable impact to pre-tax income related to DAC unlocking of ($0.1) million and ($0.7) million, respectively. During the three months ended March 31, 2014, lower gross profits due to reserve increases drove the change in DAC amortization (accretion) compared to the same period in 2013.

Accretion of VOBA was less than ($0.1) million and ($0.5) for the three months ended March 31, 2014 and 2013, respectively, which included favorable (unfavorable) unlocking of ($0.1) million and $0.3 million. During the three months ended March 31, 2014, an increase in reserves drove regular amortization as compared to the same period in 2013.

Insurance expenses and taxes decreased ($1.1) million during the three months ended March 31, 2014 as compared to the same period in 2013. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2014	2013	Change
Commissions	$8.1	$8.8	$(0.7)
General insurance expenses	2.8	3.2	(0.4)
Taxes, licenses, and fees	0.1	0.1	-

Total insurance expenses and taxes	$11.0	$12.1	$(1.1)

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company reached an agreement to end a multi-state exam with several state insurance regulators and state controllers’ offices regarding compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The Company is also the subject of other inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2013. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to issue such products, potentially making growth of future revenues limited and uncertain. The sales volume of the CDAs is deemed by the Company to be immaterial through the first three months of 2014. Therefore, the Company has not actively hedged the CDAs.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: May 14, 2014	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer and Corporate Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.