Form 10-Q
period 2014-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2014-11-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

COMMISSION FILE NUMBERS 33-26322; 33-46827; 33-52254; 33-60290;

33-58303; 333-33863; 333-34192; 333-133223; 333-133225; 333-177282; 333-185576; 333-193402

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2014 - $1,691,469; 2013 - $1,630,205)	$1,830,427	$1,718,305
Equity available-for-sale securities, at estimated fair value (cost: 2014 - $33,927; 2013 - $34,062)	36,700	34,603
Limited partnerships	29,820	5,044
Mortgage loans on real estate	58,251	46,432
Policy loans	682,601	710,087
Derivative assets	6,051	858

Total investments	2,643,850	2,515,329

Cash and cash equivalents	295,652	301,737
Accrued investment income	36,208	37,719
Deferred policy acquisition costs	36,403	33,139
Deferred sales inducements	8,278	7,544
Value of business acquired	272,932	286,702
Goodwill	2,800	2,800
Reinsurance receivables - net	523	-
Affiliated short-term note receivable	50,000	-
Receivable for investments sold - net	-	245
Other assets	35,072	28,355
Separate Accounts assets	6,871,471	7,342,243

Total Assets	$10,253,189	$10,555,813

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	September 30, 2014	December 31, 2013
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,234,752	$1,291,737
Future policy benefits	396,837	384,843
Claims and claims settlement expenses	37,851	28,288

Total policyholder liabilities and accruals	1,669,440	1,704,868

Payables for collateral under securities loaned, derivatives and reverse repurchase agreements	274,886	260,506
Checks not yet presented for payment	4,864	8,080
Derivative liabilities	7,332	50,930
Income taxes - net	128,572	42,038
Affiliated payables - net	8,144	5,344
Reinsurance payables - net	-	249
Payable for investments purchased - net	11,336	-
Other liabilities	5,825	2,754
Separate Accounts liabilities	6,871,471	7,342,243

Total Liabilities	8,981,870	9,417,012

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,498,858	1,366,636
Accumulated other comprehensive income, net of taxes	68,897	39,703
Retained deficit	(298,936)	(270,038)

Total Stockholder’s Equity	1,271,319	1,138,801

Total Liabilities and Stockholder’s Equity	$10,253,189	$10,555,813

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$45,930	$46,732	$138,426	$138,881
Net investment income	29,515	29,703	88,343	89,319
Net realized investment gains
Other-than-temporary impairment losses on securities	-	(307)	-	(307)
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(4)	(76)	(104)	(127)

Net other-than-temporary impairment losses on securities recognized in income	(4)	(383)	(104)	(434)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	1,294	4,119	2,397	4,423

Net realized investment gains	1,290	3,736	2,293	3,989

Net derivative gains (losses)	7,204	(38,353)	(44,789)	(167,875)

Total Revenues	83,939	41,818	184,273	64,314

Benefits and Expenses
Interest credited to policyholder liabilities	13,755	13,280	41,678	42,131
Policy benefits (net of reinsurance recoveries: 2014 - $146; $4,192; 2013 - $527; $10,239)	30,593	41,064	57,906	55,899
Reinsurance premium ceded	1,118	1,594	4,268	6,911
Amortization (accretion) of deferred policy acquisition costs	(2,579)	(4,247)	(3,105)	1,825
Amortization (accretion) of value of business acquired	6,877	(1,394)	8,029	6,836
Insurance expenses and taxes	11,284	11,694	34,433	38,242

Total Benefits and Expenses	61,048	61,991	143,209	151,844

Income (Loss) Before Taxes	22,891	(20,173)	41,064	(87,530)

Income Tax Expense (Benefit)	51,689	(5,800)	69,962	(6,183)

Net Loss	$(28,798)	$(14,373)	$(28,898)	$(81,347)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2014	2013	2014	2013
	(unaudited)		(unaudited)

Net Loss	$(28,798)	$(14,373)	$(28,898)	$(81,347)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(12,452)	(5,170)	55,911	(100,509)
Reclassification adjustment for (gains) losses included in net loss	103	(10,715)	200	(11,777)

	(12,349)	(15,885)	56,111	(112,286)

Net unrealized gains (losses) on cash flow hedges
Net unrealized gain (losses) on cash flow hedges arising during the period	2,261	1,008	(2,176)	1,008
Reclassification adjustment for losses included in net loss	256	152	933	152

	2,517	1,160	(1,243)	1,160

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(1,727)	(197)	(3,124)	(757)
Reclassification adjustment for other-than-temporary impairments included in net loss	4	76	104	127

	(1,723)	(121)	(3,020)	(630)

Adjustments
Policyholder liabilities	-	-	-	12,914
Value of business acquired	4,338	16,576	(6,584)	20,310
Deferred income taxes	2,562	(614)	(16,070)	27,879

	6,900	15,962	(22,654)	61,103

Total other comprehensive income (loss), net of taxes	(4,655)	1,116	29,194	(50,653)

Comprehensive Income (Loss)	$(33,453)	$(13,257)	$296	$(132,000)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
	(unaudited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,366,636	$1,366,636
Capital contribution from AEGON USA, LLC	132,222	-

Balance at end of period	$1,498,858	$1,366,636

Accumulated Other Comprehensive Income
Balance at beginning of period	$39,703	$96,710
Total other comprehensive income (loss), net of taxes	29,194	(57,007)

Balance at end of period	$68,897	$39,703

Retained Deficit
Balance at beginning of period	$(270,038)	$(15,586)
Net loss	(28,898)	(254,452)

Balance at end of period	$(298,936)	$(270,038)

Total Stockholder’s Equity	$1,271,319	$1,138,801

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,898)	$(81,347)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(3,264)	1,438
Change in deferred sales inducements	(734)	2,273
Change in value of business acquired	8,029	6,836
Change in benefit reserves	5,405	1,364
Change in income tax accruals	70,467	2,342
Change in claims and claims settlement expenses	9,563	(225)
Change in other operating assets and liabilities, net	11,670	(8,735)
Change in checks not yet presented for payment	(3,216)	(1,028)
Amortization of investments	578	2,231
Interest credited to policyholder liabilities	41,678	42,131
Net derivative losses	44,789	167,875
Net realized investment gains	(2,293)	(3,989)

Net cash and cash equivalents provided by operating activities	153,774	131,166

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	58,584	338,313
Maturities of available-for-sale securities and mortgage loans	213,784	223,539
Purchases of available-for-sale securities and mortgage loans	(344,445)	(731,970)
Sales of limited partnerships	808	1,099
Purchases of limited partnerships	(25,000)	-
Change in affiliated short-term note receivable	(50,000)	(50,000)
Cash received in connection with derivatives	8,469	36,295
Cash paid in connection with derivatives	(97,528)	(40,186)
Policy loans on insurance contracts, net	27,486	31,404
Net settlement on futures contracts	(5,760)	(7,910)
Other	(584)	647

Net cash and cash equivalents used in investing activities	$(214,186)	$(198,769)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended September 30,
(dollars in thousands)	2014	2013
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$13,606	$22,710
Policyholder withdrawals	(105,881)	(138,200)
Capital contributions from AEGON USA, LLC	132,222	-
Change in payables for collateral under securities loaned, derivatives and reverse repurchase agreements	14,380	113,445

Net cash and cash equivalents provided by (used in) financing activities	54,327	(2,045)

Net decrease in cash and cash equivalents (1)	(6,085)	(69,648)
Cash and cash equivalents, beginning of year	301,737	303,396

Cash and cash equivalents, end of period	$295,652	$233,748

(1) Included in net decrease in cash and cash equivalents is interest received (2014 - $18; 2013 - $19); interest paid (2014 - $2; 2013 - $3); income taxes paid (2014 - $0; 2013 - $0); and income taxes received (2014 - $505; 2013 - $8,525).

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

Certain corrections have been made to prior period financial statements to conform to the current period presentation. In the Balance Sheets, a liability balance representing outstanding checks has moved from the “Cash and cash equivalents” line to a new line item called “Checks not yet presented for payment” which results in a new line item in the Statements of Cash Flows. There was no effect on net income or stockholder’s equity of the prior period. Management has evaluated the corrections and concluded that they were not material to any previously reported quarterly or annual financial statements.

Income before tax for the three and nine month periods ended September 30, 2014 included an aggregated net decrease of ($3,800) and ($4,175) respectively, reflecting prior period errors from reserve model corrections. On an after tax basis this results in a decrease to net income of ($14,397) for the nine month period ended September 30, 2014. The large tax impact of these corrections is the result of a high interim effective tax rate caused primarily by the valuation allowance on net operating loss carryforwards. As stated in Note 6, because of the valuation allowance on net operating loss carryforwards, the effective tax rate is not deemed to be meaningful. See Note 6 for further discussion of income taxes. Management has evaluated the corrections and concluded that they were not material to any previously reported quarterly or annual financial statements or to the current year.

Certain reclassifications have been made to prior period financial statements to conform to the current period presentation. In the Statements of Cash Flows, the line item “Change in payables for collateral under securities loaned and reverse repurchase agreements” has been reclassified from “Cash flows from Investing Activities” to “Cash flows from Financing Activities” for the nine months ended September 30, 2013. For the nine months ended September 30, 2013, in the Statements of Income, “Interest credited to policyholder liabilities” of $4,541 was reclassified to “Policy benefits” and in the Statements of Cash Flows, the same amount was reclassified from “Interest credited to policyholder liabilities” to “Change in benefit reserves”. There was no effect on net income or stockholder’s equity of the prior period for either of these reclassifications.

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

A cash flow hedge is the hedge of the exposure to variability of cash flows to be received or paid related to a recognized asset or liability. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (loss) (“OCI”) and reclassified into the Statements of Income when the Company’s earnings are affected by the variability of the hedged item. Any hedge ineffectiveness is recognized as a component of net derivative gains (losses) in the Statements of Income.

Limited Partnerships

At September 30, 2014 the Company had investments in two limited partnerships that were not publicly traded. Both partnerships are carried at estimated fair value for which one is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis and the other from which management is able to determine that observable market inputs have been used.

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

Subsequent Events

The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued provided they give evidence of conditions that existed at the balance sheet date. As of November 13, 2014, no subsequent events have been identified.

Events that are indicative of conditions that arose after the balance sheet date are disclosed, but do not result in an adjustment of the financial statements themselves.

Future Accounting Guidance

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,171,139	$-	$1,171,139
Asset-backed securities	-	117,078	8,554	125,632
Commercial mortgage-backed securities	-	102,214	-	102,214
Residential mortgage-backed securities	-	46,910	-	46,910
Municipals	-	795	-	795
Government and government agencies
United States	373,803	-	-	373,803
Foreign	3,582	6,352	-	9,934

Total fixed maturity AFS securities (a)	377,385	1,444,488	8,554	1,830,427
Equity securities (a)
Banking securities	-	30,447	-	30,447
Industrial securities	-	6,253	-	6,253

Total equity securities (a)	-	36,700	-	36,700
Cash equivalents (b)	-	292,856	-	292,856
Derivative assets (f)	-	6,051	-	6,051
Limited partnerships (c)	-	25,287	4,533	29,820
Separate Accounts assets (d)	6,871,471	-	-	6,871,471

Total assets	$7,248,856	$1,805,382	$13,087	$9,067,325

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(6,154)	$(6,154)
Derivative liabilities (f)	-	7,332	-	7,332

Total liabilities	$-	$7,332	$(6,154)	$1,178

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,155,637	$1,596	$1,157,233
Asset-backed securities	-	110,067	4,832	114,899
Commercial mortgage-backed securities	-	110,146	-	110,146
Residential mortgage-backed securities	-	51,634	-	51,634
Municipals	-	773	-	773
Government and government agencies
United States	273,781	-	-	273,781
Foreign	3,635	6,204	-	9,839

Total fixed maturity AFS securities (a)	277,416	1,434,461	6,428	1,718,305
Equity securities (a)
Banking securities	-	28,386	-	28,386
Industrial securities	151	6,066	-	6,217

Total equity securities (a)	151	34,452	-	34,603
Cash equivalents (b)	-	299,784	-	299,784
Derivative assets (f)	-	858	-	858
Limited partnerships (c)	-	-	5,044	5,044
Separate Accounts assets (d)	7,342,243	-	-	7,342,243

Total assets	$7,619,810	$1,769,555	$11,472	$9,400,837

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(22,528)	$(22,528)
Derivative liabilities (f)	-	50,930	-	50,930

Total liabilities	$-	$50,930	$(22,528)	$28,402

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At September 30, 2014 and December 31, 2013, less than 0.5% of fixed maturity AFS securities were valued using internal models.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the above table.
(c)

Limited partnership investments in which management is able to determine that observable market inputs have been used and can be redeemed at the net asset value in 90 days or less are considered Level 2. The Company has an investment in a limited partnership for which the fair value is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis and is considered a Level 3 measurement. The valuation utilizing these financial statements is on a one quarter lag.

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

(f)

Level 2 derivatives include inflation swaps, variance swaps, and total return swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date from the last reset date, multiplied by the notional value of the swap. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Stock Price Index (“S&P”) at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date.

For the nine months ended September 30, 2014 and twelve months ended December 31, 2013, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2014 and December 31, 2013:

	Nine Months Ended		Twelve Months Ended
	September 30, 2014		December 31, 2013
		Fixed		Fixed
	Limited	Maturity AFS	Limited	Maturity AFS
	Partnership	Securities	Partnership	Securities
Balance at beginning of period (a)	$5,044	$6,428	$6,548	$91

Change in unrealized losses (b)	-	(7)	-	(404)
Purchases	-	-	-	16,817
Sales	(808)	(15)	(1,351)	(101)
Transfers into Level 3	-	3,744	-	3,677
Transfers out of Level 3	-	(1,596)	-	(13,668)
Changes in valuation (c)	297	-	(153)	16

Balance at end of period (a)	$4,533	$8,554	$5,044	$6,428

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income.
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The increase in Level 3 fixed maturity AFS securities at September 30, 2014 was due to a security transferring from Level 2 to Level 3 due to the unavailability of market observable data. The increase was partially offset by a security transferring from Level 3 to Level 2 due to the availability of market observable data. The increase in Level 3 fixed maturity AFS securities at December 31, 2013 was driven by the purchase of five securities at Level 3 within the period. The increase was partially offset by two securities transferring from Level 3 to Level 2 due to the availability of market observable data from an external source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 30 basis points (“bps”) and 45 bps at September 30, 2014 and December 31, 2013, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.0% and 23.9% at September 30, 2014 and December 31, 2013, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2014 and December 31, 2013:

	Nine Months Ended			Twelve Months Ended
	September 30, 2014			December 31, 2013
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (b)	$18,176	$(40,745)	$41	$74,022	$(91,419)	$41

Changes in interest rates (a)	17,267	(15,015)	-	(35,661)	26,663	-
Changes in equity markets (a)	(1)	2,002	209	(15,488)	25,483	-
Other (a)	7,310	4,602	-	(4,697)	(1,472)	-

Balance at end of period (b)	$42,752	$(49,156)	$250	$18,176	$(40,745)	$41

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the nine months ended September 30, 2014, the change in GMWB and GMIB reinsurance reserves was primarily driven by declining interest rates, better than expected market performance, and updated policyholder behavior assumptions. During 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by increased interest rates, updated policyholder behavior assumptions and better than expected equity market performance. During the nine months ended September 30, 2014 the change in the SALB reserve was due to increases in equity markets.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at September 30, 2014 and December 31, 2013:

	September 30,
	2014
Description	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$8,554

Total fixed maturity securities	8,554	Broker	Not applicable	Not applicable
Limited partnership	4,533	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$13,087

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$42,752	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(49,156)	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits - SALB	250	See comment below (2)	See comment below (2)	See comment below (2)
Total liabilities	$(6,154)

	December 31,
	2013
Description	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Corporate securities	$1,596
Asset-backed securities	4,832

Total fixed maturity securities	6,428	Broker	Not applicable	Not applicable
Limited partnership	5,044	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$11,472

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$18,176	Discounted cash flows	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(40,745)	Discounted cash flows	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits - SALB	41	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$(22,528)

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at September 30, 2014 and December 31, 2013:

	September 30, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$62,973	$62,973
Policy loans (b)	-	682,601	-	682,601

Total assets	$-	$682,601	$62,973	$745,574

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$51,508	$51,508
Policy loans (b)	-	710,087	-	710,087

Total assets	$-	$710,087	$51,508	$761,595

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. The fair value of policy loans approximates their book value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2014 and December 31, 2013 were:

	September 30, 2014
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI(1)
Fixed maturity AFS securities
Corporate securities	$1,085,201	$90,964	$(5,026)	$1,171,139	$-
Asset-backed securities	120,167	5,646	(181)	125,632	-
Commercial mortgage-backed securities	98,495	4,435	(716)	102,214	-
Residential mortgage-backed securities	43,453	3,459	(2)	46,910	-
Municipals	916	-	(121)	795	-
Government and government agencies
United States	334,560	39,425	(182)	373,803	-
Foreign	8,677	1,257	-	9,934	-

Total fixed maturity AFS securities	$1,691,469	$145,186	$(6,228)	$1,830,427	$-

Equity securities
Banking securities	$28,136	$2,368	$(57)	$30,447	$-
Industrial securities	5,791	462	-	6,253	-

Total equity securities	$33,927	$2,830	$(57)	$36,700	$-

	December 31, 2013
		Gross Unrealized		Estimated Fair Value	OTTI in AOCI(1)
	Amortized Cost/Cost	Gains	Losses
Fixed maturity AFS securities
Corporate securities	$1,083,348	$82,645	$(8,760)	$1,157,233	$-
Asset-backed securities	112,018	3,862	(981)	114,899	(726)
Commercial mortgage-backed securities	106,041	6,136	(2,031)	110,146	-
Residential mortgage-backed securities	47,862	3,773	(1)	51,634	-
Municipals	919	-	(146)	773	-
Government and government agencies
United States	271,261	10,585	(8,065)	273,781	-
Foreign	8,756	1,083	-	9,839	-

Total fixed maturity AFS securities	$1,630,205	$108,084	$(19,984)	$1,718,305	$(726)

Equity securities
Banking securities	$28,136	$1,070	$(820)	$28,386	$-
Industrial securities	5,926	291	-	6,217	-

Total equity securities	$34,062	$1,361	$(820)	$34,603	$-

(1) Represents other than temporary impairments (“OTTI”) in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $3,217 and $922, respectively, of unrealized gains at September 30, 2014 and December 31, 2013.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2014 and December 31, 2013 were:

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,613,364	$1,746,717	$1,571,119	$1,654,010
Below investment grade	78,105	83,710	59,086	64,295

Total fixed maturity AFS securities	$1,691,469	$1,830,427	$1,630,205	$1,718,305

At September 30, 2014 and December 31, 2013 the estimated fair value of fixed maturity securities rated BBB- were $121,249 and $117,465, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2014 and December 31, 2013 by contractual maturities were:

	September 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$43,814	$44,721	$11,751	$11,992
Due after one year through five years	476,958	513,122	344,357	369,929
Due after five years through ten years	464,505	496,268	586,004	628,131
Due after ten years	444,077	501,560	422,172	431,574

	1,429,354	1,555,671	1,364,284	1,441,626
Mortgage-backed securities and other asset-backed securities	262,115	274,756	265,921	276,679

Total fixed maturity AFS securities	$1,691,469	$1,830,427	$1,630,205	$1,718,305

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

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$80,108	$81,384	$(1,276)
Asset-backed securities	33,065	33,076	(11)
Commercial mortgage-backed securities	10,358	10,517	(159)
Residential mortgage-backed securities	10	10	-
Government and government agencies - United States	41,159	41,341	(182)

Total fixed maturity and equity securities	164,700	166,328	(1,628)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	4,844	5,007	(163)
Commercial mortgage-backed securities	7	7	-

Total fixed maturity and equity securities	4,851	5,014	(163)

Greater than one year
Fixed maturity AFS securities
Corporate securities	45,606	49,193	(3,587)
Asset-backed securities	6,828	6,998	(170)
Commercial mortgage-backed securities	17,746	18,303	(557)
Residential mortgage-backed securities	61	63	(2)
Municipals	795	916	(121)
Equity securities - banking securities	1,739	1,796	(57)

Total fixed maturity and equity securities	72,775	77,269	(4,494)

Total fixed maturity and equity securities	$242,326	$248,611	$(6,285)

	December 31, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$87,670	$91,425	$(3,755)
Asset-backed securities	63,709	64,265	(556)
Commercial mortgage-backed securities	1,478	1,526	(48)
Residential mortgage-backed securities	9	9	-
Municipals	773	919	(146)
Government and government agencies - United States	168,312	176,377	(8,065)
Equity securities - banking	9,476	10,296	(820)

Total fixed maturity and equity securities	331,427	344,817	(13,390)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	46,542	50,577	(4,035)
Asset-backed securities	3,164	3,207	(43)
Commercial mortgage-backed securities	21,230	23,213	(1,983)
Residential mortgage-backed securities	7	7	-

Total fixed maturity and equity securities	70,943	77,004	(6,061)

Greater than one year
Fixed maturity AFS securities
Corporate securities	17,768	18,738	(970)
Asset-backed securities	7,018	7,400	(382)
Residential mortgage-backed securities	80	81	(1)

Total fixed maturity and equity securities	24,866	26,219	(1,353)

Total fixed maturity and equity securities	$427,236	$448,040	$(20,804)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 99 and 113 at September 30, 2014 and December 31, 2013, respectively.

There was one security in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20% at September 30, 2014. The security had an estimated fair value of $424 with an unrealized loss of $1,466. At December 31, 2013 there was one security in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20%. The security had an estimated fair value of $1,695 with an unrealized loss of $461.

Unrealized gains (losses) incurred during the first nine months of 2014 and 2013 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income, net of taxes, at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Assets
Fixed maturity securities	$138,958	$88,100
Equity securities	2,773	541
Cash flow hedges	570	1,813
Value of business acquired	(36,003)	(29,418)

	106,298	61,036

Liabilities
Income taxes - deferred	(37,401)	(21,333)

	(37,401)	(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$68,897	$39,703

The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income, net of taxes. At September 30, 2014 and December 31, 2013, there were no adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale.

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity and are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no prepayment premiums collected during the three and nine months ended September 30, 2014 and 2013.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at September 30, 2014 and December 31, 2013 was $35 and $27, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at September 30, 2014. There was an additional impairment of ($803) on a previously impaired mortgage loan during the third quarter but the loan was sold prior to September 30, 2014. There were no impaired mortgage loans at December 31, 2013.

The change in the credit loss allowances on mortgage loans by type of property at September 30, 2014 and December 31, 2013 was as follows:

Commercial	September 30, 2014	December 31, 2013
Balance at beginning of period	$27	$25
Provision	8	2

Balance at end of period	$35	$27

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, Washington, Virginia, Minnesota, and California which account for approximately 76% of mortgage loans at September 30, 2014.

The credit quality of mortgage loans by type of property at September 30, 2014 and December 31, 2013 was as follows:

Commercial	September 30, 2014	December 31, 2013
AAA - AA	$9,331	$16,758
A	48,955	20,053
BBB	-	9,648

Total mortgage loans on real estate	58,286	46,459
Less: reserves	(35)	(27)

Total mortgage loans on real estate, net	$58,251	$46,432

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

Securities Lending

Financial assets that are loaned to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The loaned securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At September 30, 2014 and December 31, 2013, the payable for collateral under securities loaned was $272,166 and $260,506, respectively. The amortized cost of securities out on loan at September 30, 2014 and December 31, 2013 was $236,279 and $251,183, respectively. The estimated fair value of securities out on loan at September 30, 2014 and December 31, 2013 was $264,875 and $247,221, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral and reverse repurchase agreements. At September 30, 2014 the payable for reverse repurchase agreements was $640. The estimated fair value and amortized cost of the securities that were pledged to the counterparty to support the initial dollar roll was $636 and $635, respectively. There were no reverse repurchase agreements at December 31, 2013.

Derivatives and Hedge Accounting

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB.

S&P futures contracts are used to hedge the equity risk associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures have been recorded in net derivative gains (losses) in the Statements of Income.

The Company uses variance swaps to hedge equity risk. During 2013, the Company also entered into total return swaps which are based on the S&P. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income.

The Company also uses equity collars to hedge equity risk. These derivatives were purchased in the fourth quarter of 2012 as part of a hedging program which, with a zero cost at issue, hedges a portion of equity market decline by selling a portion of market upside above the Company’s long-term expected return. The Company recognizes gains (losses) from the change in fair value of the equity collars in net derivative gain (losses) in the Statements of Income. The equity collars were disposed of during the fourth quarter of 2013 due to changing market conditions and business needs.

During the third quarter of 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation.

The following table presents the notional and fair value for hedging instruments as of September 30, 2014 and December 31, 2013:

	Notional		Fair Value
	September 30,	December 31,	September 30,	December 31,
Derivative Type	2014	2013	2014	2013
Non-qualifying hedges
Short futures	$64,960	$55,877	$-	$-
Variance swaps	960	1,000	(3,392)	(5,579)
Total return swaps	777,370	686,679	2,532	(46,249)

Total non-qualifying hedges	843,290	743,556	(860)	(51,828)

Cash flow hedges
Interest rate swaps	49,884	49,884	(421)	1,756

Total cash flow hedges	49,884	49,884	(421)	1,756

Derivative Total	$893,174	$793,440	$(1,281)	$(50,072)

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	2014	2013	2014	2013
Short futures	$(977)	$(6,079)	$(5,760)	$(23,898)
Long futures	-	18,091	-	15,988
Variance swaps	(412)	(3,043)	(4,845)	(5,094)
Total return swaps	8,592	17,856	(34,105)	30,780
Interest rate swaps	1	-	(79)	-
Equity collar	-	(65,178)	-	(185,651)

Total	$7,204	$(38,353)	$(44,789)	$(167,875)

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest rate swaps	$2,517	$1,160	$(1,243)	$1,160

Total	$2,517	$1,160	$(1,243)	$1,160

	Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)		Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest rate swaps	$1	$-	$(79)	$-

Total	$1	$-	$(79)	$-

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
	Location	2014	2013	2014	2013
Interest rate swaps	Net investment income	$(256)	$(152)	$(933)	$(152)

Total		$(256)	$(152)	$(933)	$(152)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2014, the before-tax deferred net losses on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income during the next twelve months are ($1,245). This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At September 30, 2014 and December 31, 2013, the Company has pledged securities in the amount of $13,276 and $31,213, respectively, to counterparties. At September 30, 2014 the Company received cash collateral from counterparties in the amount of $2,080. At December 31, 2013 the Company did not receive cash collateral from counterparties.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $4,844 and $8,452 at September 30, 2014 and December 31, 2013, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets for the periods ended September 30, 2014 and December 31, 2013:

	September 30, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$11,180	$5,129	$6,051	$-	$2,080	$3,971

Total	$11,180	$5,129	$6,051	$-	$2,080	$3,971

	December 31, 2013
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$1,756	$898	$858	$451	$-	$407

Total	$1,756	$898	$858	$451	$-	$407

The following tables present the offsetting of derivative liabilities for the periods ended September 30, 2014 and December 31, 2013:

	September 30, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$12,461	$5,129	$7,332	$-	$5,579	$1,753

Total	$12,461	$5,129	$7,332	$-	$5,579	$1,753

	December 31, 2013
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$51,828	$898	$50,930	$-	$29,235	$21,695

Total	$51,828	$898	$50,930	$-	$29,235	$21,695

There were no other financial assets or financial liabilities as of September 30, 2014 and December 31, 2013 that were subject to offsetting.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Proceeds	$9,246	$313,083	$56,858	$335,385
Gross realized investment gains	1,928	5,459	4,183	5,839
Gross realized investment losses	(83)	(1,793)	(633)	(1,863)

Proceeds on AFS securities sold at a realized loss	4,335	51,584	22,001	66,817

Net realized investment gains (losses) for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Fixed maturity AFS securities	$1,841	$3,109	$3,416	$3,368
Equity securities	-	174	30	174
Mortgages	(817)	(1)	(1,997)	(2)
Adjustment related to VOBA	266	454	844	449

Net realized investment gains	$1,290	$3,736	$2,293	$3,989

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Balance at beginning of period	$714	$1,420
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	104	436
Accretion of credit loss impairments previously recognized	(862)	(1,142)

Balance at end of period	$(44)	$714

The components of OTTI reflected in the Statements of Income for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$4	$-	$4	$104	$-	$104

Net OTTI losses	$4	$-	$4	$104	$-	$104

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$383	$-	$383	$434	$-	$434

Net OTTI losses	$383	$-	$383	$434	$-	$434

For the three and nine months ended September 30, 2014 the Company’s impairment losses recognized in the Statements of Income were $4 and $104, respectively, with no associated value of business acquired. For the three and nine months ended September 30, 2013 the Company’s impairment losses recognized in the Statements of Income were $383 and $434, respectively, with no associated value of business acquired. For the three and nine months ended September 30, 2014 the Company impaired its holding of a previously OCI impaired 2006 vintage residential mortgage backed security (“RMBS”) and a previously OCI impaired 2007 vintage RMBS due to adverse changes in cash flows. During the three and nine months ended September 30, 2013 the Company had an intent to sell corporate bond impairment and an impairment of a previously OCI impaired 2007 vintage RMBS due to an adverse change in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at September 30, 2014 and 2013.

The change in the carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Accretion (amortization) expense	$(11,324)	$345	$(12,377)	$(8,149)
Unlocking	4,447	1,049	4,347	1,313
Adjustment related to realized losses on investments and derivatives	266	454	844	449
Adjustment related to unrealized (gains) losses and OTTI on investments	4,338	16,577	(6,584)	20,312

Change in VOBA carrying amount	$(2,273)	$18,425	$(13,770)	$13,925

For the three and nine months ended September 30, 2014 the decrease in VOBA was primarily driven by amortization from lower third quarter market performance and updated policyholder behavior assumptions. The decrease was partially offset by favorable unlocking due to updated policyholder behavior assumptions. Adjustments related to unrealized (gains) losses and OTTI on investments offset the decrease in VOBA for the three months ended September 30, 2014 due to unrealized losses during the period. Adjustments related to unrealized (gains) losses and OTTI on investments decreased VOBA for the nine months ended September 30, 2014 due to unrealized gains during the first six months of 2014.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
DAC	2014	2013	2014	2013
Capitalization	$71	$208	$159	$387
Amortization expense	(951)	(4,655)	(286)	(10,069)
Unlocking	3,530	8,902	3,391	8,244

Change in DAC carrying amount	$2,650	$4,455	$3,264	$(1,438)

	Three Months Ended September 30,		Nine Months Ended September 30,
DSI	2014	2013	2014	2013
Capitalization	$(19)	$13	$21	$57
Accretion (amortization) expense	(132)	(1,053)	13	(2,290)
Unlocking	732	(88)	700	(40)

Change in DSI carrying amount	$581	$(1,128)	$734	$(2,273)

The change in the carrying amount of DAC and DSI for the three and nine months ended September 30, 2014 was primarily driven by updated policyholder assumptions resulting in favorable unlocking and lower gross profits resulting in decreased amortization expense when compared to the same period in 2013.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
GMDB	2014	2013	2014	2013
Guaranteed benefits incurred	$7,055	$9,145	$22,358	$25,042
Guaranteed benefits paid	(6,407)	(5,210)	(21,143)	(22,947)
Unlocking	2,349	9,162	(7,130)	(5,360)

Total	$2,997	$13,097	$(5,915)	$(3,265)

	Three Months Ended September 30,		Nine Months Ended September 30,
GMIB	2014	2013	2014	2013
Guaranteed benefits incurred	$2,439	$4,532	$8,783	$10,547
Guaranteed benefits paid	(133)	(125)	(1,214)	(432)
Unlocking	(10,296)	16,671	(12,551)	7,025

Total	$(7,990)	$21,078	$(4,982)	$17,140

During the three and nine months ended September 30, 2014, the change in reserves was driven by updated policyholder assumptions and a drop in interest rates when compared to 2013.

The variable annuity GMDB liability at September 30, 2014 and December 31, 2013 was $116,675 and $122,590, respectively. The variable annuity GMIB liability at September 30, 2014 and December 31, 2013 was $59,922 and $64,904, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and nine months ended September 30, 2014 and 2013, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was not meaningful for the nine months ended September 30, 2014 and 2013. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

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

The provision for income tax expense (benefit) consists of the following for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Current federal income tax benefit	$-	$(55,191)	$-	$(65,074)
Deferred federal income tax expense	49,331	52,630	66,784	62,130
Deferred state income tax expense (benefit)	2,358	(3,239)	3,178	(3,239)

Total income tax expense (benefit)	$51,689	$(5,800)	$69,962	$(6,183)

The provision for income tax receivable (payable) consists of the following for the periods ending September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Current federal income tax receivable	$2	$508
Current state income tax receivable	118	118
Deferred federal income tax payable	(124,557)	(41,707)
Deferred state income tax payable	(4,135)	(957)

Net income tax payable	$(128,572)	$(42,038)

At September 30, 2014 and December 31, 2013, the Company has a tax valuation allowance for deferred tax assets of $194,255 and $179,654, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the net operating loss carryforward and other assets are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,041 (gross $8,689) and $2,931 (gross $8,374) that should not be recognized at September 30, 2014 and December 31, 2013, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2013, 2012, 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	September 30, 2014	December 31, 2013
Balance at beginning of period	$2,931	$2,648
Additions for tax positions of prior years	110	283

Balance at end of period	$3,041	$2,931

At December 31, 2013, the Company had an operating loss carryforward for federal income tax purposes of $459,738 (net of the ASC 740 reduction of $8,374) with a carryforward period of fifteen years that expire at various dates up to 2028. As of September 30, 2014 a taxable loss is projected for 2014 that will increase the loss carryforward by approximately $76,315. At September 30, 2014 and December 31, 2013, the Company had a capital loss carryforward of $4,127 for federal income tax purposes. At December 31, 2013, the Company had a foreign tax credit carryforward of $8,092 with a carryforward period of ten years that will expire at various dates up to 2023. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 at December 31, 2013, with an indefinite carryforward period. As of September 30, 2014, the Company does not expect to utilize either of these credit carryforwards in 2014.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. These amounts are included in insurance expenses and taxes on the Statements of Income. The Company did not recognize any penalties in its financial statements at September 30, 2014 or December 31, 2013. The Company recognized interest (income) of less than ($1) at September 30, 2014 and December 31, 2013.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes, the Company joined the Transamerica Corporation consolidated income tax group. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. At September 30, 2014, the Company recognized capital contributions from Transamerica Corporation in connection with the tax allocation agreement in the amount of $132,222. There were no capital contributions or returns of capital in 2013. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012 but no examination by the Internal Revenue Service has commenced. The 2013 consolidated federal income tax return has been filed and the consolidated tax return has not yet been filed for 2014.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$74,807	$(1,255)	$73,552

OCI before reclassifications	(6,347)	1,458	(4,889)
Amounts reclassified from AOCI	69	165	234

Net current period OCI	(6,278)	1,623	(4,655)

Ending balance	$68,529	$368	$68,897

	Nine Months Ended September 30, 2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$38,533	$1,170	$39,703

OCI before reclassifications	29,800	(1,404)	28,396
Amounts reclassified from AOCI	196	602	798

Net current period OCI	29,996	(802)	29,194

Ending balance	$68,529	$368	$68,897

	Three Months Ended September 30, 2013
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$44,941	$-	$44,941

OCI before reclassifications	7,230	650	7,880
Amounts reclassified from AOCI	(6,862)	98	(6,764)

Net current period OCI	368	748	1,116

Ending balance	$45,309	$748	$46,057

	Nine Months Ended September 30, 2013
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$96,710	$-	$96,710

OCI before reclassifications	(43,887)	650	(43,237)
Amounts reclassified from AOCI	(7,514)	98	(7,416)

Net current period OCI	(51,401)	748	(50,653)

Ending balance	$45,309	$748	$46,057

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(103)	$(200)	Net realized investment gains (losses)
			Portion of OTTI previously recognized
	(4)	(104)	in OCI

	(107)	(304)	Total before tax
	(38)	(108)	Tax benefit

	$(69)	$(196)	Net of tax

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(256)	$(933)	Net investment income

	(256)	(933)	Total before tax
	(91)	(331)	Tax benefit

	$(165)	$(602)	Net of tax

Total amounts reclassified from AOCI	$(234)	$(798)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$10,715	$11,777	Net realized investment gains (losses)
			Portion of OTTI previously recognized
	(76)	(127)	in OCI

	10,639	11,650	Total before tax
	3,777	4,136	Tax expense

	$6,862	$7,514	Net of tax

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(152)	$(152)	Net investment income

	(152)	(152)	Total before tax
	(54)	(54)	Tax benefit

	$(98)	$(98)	Net of tax

Total amounts reclassified from AOCI	$6,764	$7,416	Net of tax

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

The Company’s statutory net income for the nine months ended September 30, 2014 and 2013 was $151,234 and $376,539, respectively. Statutory capital and surplus at September 30, 2014 and December 31, 2013 was $915,460 and $733,415, respectively.

For the nine months ended September 30, 2014 and 2013, the Company did not pay any dividends to AUSA. During the nine months ended September 30, 2014, the Company received capital contributions from AUSA of $132,222. The Company did not receive any capital contributions from AUSA in the nine months ended September 30, 2013.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At September 30, 2014 and December 31, 2013, net reinsurance receivables (payable) were $523 and ($249), respectively. The Company did not have a reinsurance reserve at September 30, 2014 and December 31, 2013.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At September 30, 2014, 36% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2013, 36% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At September 30, 2014, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and nine months ended September 30, 2014, the Company incurred $2,414 and $7,361, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2013, the Company incurred $2,466 and $7,936, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with AUSA and affiliates at various times. On June 27, 2014, the Company entered into an intercompany short-term note receivable with AUSA for $50,000 with an interest rate of 0.11% that is due June 27, 2015. During the three and nine months ended September 30, 2014, the Company accrued and/or received $13 and $14, respectively, of interest income. On May 21, 2013, the Company entered into an intercompany short-term note receivable with AUSA for $50,000 with an interest rate of 0.10% that was paid off in December 2013. During the three and nine months ended September 30, 2013 the Company accrued and/or received $12 and $18, respectively, of interest income. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine months ended September 30, 2014, the Company incurred $22 and $63, respectively, under this agreement. During the three and nine months ended September 30, 2013, the Company incurred $22 and $69, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans. There were no mortgage loan origination fees during the three and nine months ended September 30, 2014 and 2013.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2014, the Company incurred $449 and $1,329, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2013, the Company incurred $261 and $1,185, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2014, the Company incurred $7,844 and $23,331, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2013, the Company incurred $8,090 and $24,426, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and nine months ended September 30, 2014, the Company incurred $102 and $306, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2013, the Company incurred $102 and $305, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three and nine months ended September 30, 2014, the Company received $710 and $1,894 respectively, in revenue under this agreement. During the three and nine months ended September 30, 2013, the Company received $496 and $1,363, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold at fair value and are included in fixed maturity AFS securities, limited partnerships and mortgage loans on real estate in the Balance Sheets. During the three and nine months ended September 30, 2014, the Company purchased $19,652 and $118,105, respectively, of fixed maturity AFS securities from affiliated companies. During the nine months ended September 30, 2014, the Company purchased $25,000 of a limited partnership from affiliated companies. No limited partnerships were purchased from affiliated companies during the three months ended September 30, 2014. During the three and nine months ended September 30, 2014, the Company sold $2,038 and $26,882 of fixed maturity AFS securities and mortgage loans on real estate to affiliated companies. During the three and nine months ended September 30, 2013, the Company did not sell or purchase any fixed maturity AFS securities, mortgage loans on real estate, or limited partnerships to/from affiliated parties.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and nine months ended:

	Annuity	Life Insurance	Total
Three months ended September 30, 2014
Net revenues (a)	$50,617	$19,567	$70,184
Amortization of VOBA	1,097	5,780	6,877
Policy benefits (net of reinsurance recoveries)	19,528	11,065	30,593
Income tax expense	49,218	2,471	51,689
Net loss	(27,697)	(1,101)	(28,798)

Three months ended September 30, 2013
Net revenues (a)	$8,889	$19,649	$28,538
Amortization (accretion) of VOBA	(4,346)	2,952	(1,394)
Policy benefits (net of reinsurance recoveries)	29,067	11,997	41,064
Income tax expense (benefit)	(5,956)	156	(5,800)
Net income (loss)	(17,433)	3,060	(14,373)

	Annuity	Life Insurance	Total
Nine months ended September 30, 2014
Net revenues (a)	$84,512	$58,083	$142,595
Amortization of VOBA	75	7,954	8,029
Policy benefits (net of reinsurance recoveries)	25,528	32,378	57,906
Income tax expense	63,750	6,212	69,962
Net income (loss)	(35,529)	6,631	(28,898)

Nine months ended September 30, 2013
Net revenues (a)	$(37,133)	$59,316	$22,183
Amortization of VOBA	3,685	3,151	6,836
Policy benefits (net of reinsurance recoveries)	23,533	32,366	55,899
Income tax expense (benefit)	(11,588)	5,405	(6,183)
Net income (loss)	(92,351)	11,004	(81,347)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

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

Deposits

Total direct deposits (including internal exchanges) were $5.9 million and $19.0 million, respectively, for the three and nine months ended September 30, 2014. Total direct deposits (including internal exchanges) were $9.5 million and $25.6 million, respectively, for the three and nine months ended September 30, 2013. Internal exchanges were $2.2 million and $5.4 million, respectively, for the three and nine months ended September 30, 2014. Internal exchanges were $0.8 million and $2.9 million, respectively, for the three and nine months ended September 30, 2013. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At September 30, 2014, the Company’s assets were $10.3 billion or $0.3 billion lower than the $10.6 billion in assets at December 31, 2013. Assets excluding Separate Accounts assets increased $168.1 million during the first nine months of 2014. Separate Accounts assets, which represent 67% of total assets, decreased $470.8 million to $6.9 billion. Changes in Separate Accounts assets were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2014	2013

Investment performance	$247.4	$799.2
Deposits	18.5	25.1
Policy fees and charges	(120.6)	(121.4)
Surrenders, benefits and withdrawals	(616.1)	(566.5)

Net change	$(470.8)	$136.4

During the nine months ended September 30, 2014 and 2013, fixed contract owner deposits were $0.1 million. During the nine months ended September 30, 2014 and 2013, fixed contract owner withdrawals were $56.6 million and $73.2 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended September 30, 2014, the Dow and S&P increased 1%, while the NASDAQ increased 2% from June 30, 2014. The Dow, NASDAQ and S&P ended September 30, 2014 with increases of 3%, 8%, and 7%, respectively from December 31, 2013.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2014. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the nine months ended September 30, 2014, average variable account balances increased $11.3 million (or 0.2%) from $7.1 billion as compared to the same period in 2013.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Average medium term interest rate yield (a)	0.83%	0.61%	0.83%	0.61%
Increase (decrease) in medium term interest rates (in basis points)	10	(3)	8	24
Credit spreads (in basis points) (b)	90	125	90	125
Expanding (contracting) of credit spreads (in basis points)	12	(15)	(12)	1

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(14.1)	$(16.0)	$53.1	$(112.9)
Interest-sensitive policyholder liabilities	-	-	-	12.9

Net change on market valuations	$(14.1)	$(16.0)	$53.1	$(100.0)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At September 30, 2014 and December 31, 2013, approximately $101.8 million (or 5%) and $72.5 million (or 4%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either: a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (loss) (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

For the three and nine months ended in September 30, 2014 the Company’s impairment losses recognized in the Statements of Income were less than $0.1 million and $0.1 million, respectively, with no associated value of business acquired amortization. For the three and nine months ended September 30, 2013, the Company’s impairment losses recognized in the Statements of Income were $0.4 million, with no associated value of business acquired amortization.

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

At September 30, 2014 and December 31, 2013, there was $58.3 million and $46.4 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at September 30, 2014 and December 31, 2013 was $63.0 million and $51.5 million, respectively. At September 30, 2014, there were no impaired mortgage loans. There was an additional impairment of ($0.8) million on a previously impaired mortgage loan during the third quarter but the loan was sold prior to September 30, 2014. There were no impaired mortgage loans at December 31, 2013. The generic reserve at September 30, 2014 and December 31, 2013 was less than $0.1 million. The change in the valuation allowance and the generic reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At September 30, 2014 and December 31, 2013, there were no commercial mortgage loans that had two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

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

Securities Lending

Financial assets that are loaned to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all the risks and rewards of asset ownership. The loaned securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities. At September 30, 2014 and December 31, 2013, the payable for collateral under securities loaned was $272.2 million and $260.5 million, respectively.

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheet in payables for collateral and reverse repurchase agreements. At September 30, 2014 the payable for reverse repurchase agreements was $0.6 million. There were no reverse repurchase agreements at December 31, 2013.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At September 30, 2014 and December 31, 2013, the Company’s VOBA asset was $272.9 million and $286.7 million, respectively. For the three and nine months ended September 30, 2014, the favorable impact to pre-tax income related to VOBA unlocking was $4.4 million and $4.3 million, respectively. For the three and nine months ended September 30, 2013, the favorable impact to pre-tax income related to VOBA unlocking was $1.1 million and $1.3 million, respectively. See Note 4 to the Financial Statements for a further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At September 30, 2014 and December 31, 2013, variable annuities accounted for the Company’s entire DAC asset of $36.4 million and $33.1 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three and nine months ended September 30, 2014, there was a favorable impact to pre-tax income related to DAC unlocking of $3.5 million and $3.4 million, respectively. For the three and nine months ended September 30, 2013 there was a favorable impact to pre-tax income related to DAC unlocking of $8.9 million and $8.2 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At September 30, 2014 and December 31, 2013, variable annuities accounted for the Company’s entire DSI asset of $8.3 million and $7.5 million, respectively. For the three and nine months ended September 30, 2014 there was favorable DSI unlocking of $0.7 million. For the three and nine months ended September 30, 2013, there was an unfavorable impact to pre-tax income related to DSI unlocking of less than ($0.1) million. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at September 30, 2014 and 2013.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2014 and December 31, 2013 were $1.2 billion and $1.3 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2014 and December 31, 2013, future policy benefits were $396.8 million and $384.8 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At September 30, 2014 and December 31, 2013, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	September 30, 2014	December 31, 2013
GMDB liability	$116.7	$122.6
GMIB liability	59.9	64.9

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2014, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $7.9 million and $19.7 million respectively. For the three and nine months ended September 30, 2013, the unfavorable impact to pre-tax income related to GMDB and GMIB unlocking was ($25.8) million and ($1.7) million respectively.

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

At September 30, 2014 and December 31, 2013, the GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	September 30, 2014	December 31, 2013
GMWB liability	$42.8	$18.2
GMIB reinsurance asset	(49.2)	(40.7)

At September 30, 2014 and December 31, 2013, the future policy benefits for the SALB liability was $0.3 million and less than $0.1 million, respectively.

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

The valuation allowance for deferred tax assets at September 30, 2014 and December 31, 2013 was $194.3 million and $179.6 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company filed a separate federal income tax return for the years 2008 through 2012, but no examination by the Internal Revenue Service has commenced. Effective January 1, 2013 for federal income tax purposes, the Company joined in a consolidated income tax return filing with its direct parent, AUSA, and its indirect parent, Transamerica Corporation, and other affiliated companies, the 2013 tax return has been filed. A tax return has not yet been filed for 2014.

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

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2014 and December 31, 2013 were:

	September 30, 2014
	Amortized Cost/Cost	Gross Unrealized			% of Estimated Fair Value
		Gains	Losses/ OTTI (1)	Estimated Fair Value
(dollars in millions)
Fixed maturity AFS securities
Corporate securities
Financial services	$313.2	$26.8	$(1.0)	$339.0	18%
Industrial	710.1	57.9	(4.0)	764.0	41
Utility	61.9	6.3	-	68.2	4
Asset-backed securities
Housing related	22.2	5.0	-	27.2	1
Credit cards	46.9	0.1	-	47.0	2
Structured settlements	9.5	0.5	-	10.0	1
Autos	18.0	-	-	18.0	1
Equipment lease	0.8	-	-	0.8	0
Timeshare	2.6	-	-	2.6	0
Other	20.2	-	(0.2)	20.0	1
Commercial mortgage-backed securities - non agency backed	98.5	4.4	(0.7)	102.2	5
Residential mortgage-backed securities
Agency backed	34.9	2.5	-	37.4	2
Non agency backed	8.5	1.0	-	9.5	1
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	334.6	39.4	(0.2)	373.8	20
Foreign	8.7	1.2	-	9.9	1

Total fixed maturity AFS securities	1,691.5	145.1	(6.2)	1,830.4	98
Equity securities
Banking securities	28.1	2.4	(0.1)	30.4	2
Industrial securities	5.8	0.5	-	6.3	0

Total equity securities	33.9	2.9	(0.1)	36.7	2

Total fixed maturity and equity securities	$1,725.4	$148.0	$(6.3)	$1,867.1	100%

	December 31, 2013
	Amortized Cost/Cost	Gross Unrealized			% of Estimated Fair Value
		Gains	Losses/ OTTI (1)	Estimated Fair Value
(dollars in millions)
Fixed maturity AFS securities
Corporate securities
Financial services	$308.9	$24.5	$(2.7)	$330.7	18%
Industrial	684.2	49.5	(5.9)	727.8	41
Utility	90.3	8.6	(0.2)	98.7	6
Asset-backed securities
Housing related	28.3	3.5	(0.8)	31.0	2
Credit cards	13.8	0.4	-	14.2	1
Structured settlements	9.8	-	-	9.8	1
Autos	37.0	-	-	37.0	2
Timeshare	3.7	-	-	3.7	0
Other	19.4	-	(0.2)	19.2	1
Commercial mortgage-backed securities - non agency backed	106.0	6.1	(2.0)	110.1	6
Residential mortgage-backed securities
Agency backed	38.2	2.9	-	41.1	2
Non agency backed	9.7	0.9	-	10.6	1
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	271.3	10.6	(8.1)	273.8	16
Foreign	8.7	1.1	-	9.8	1

Total fixed maturity AFS securities	1,630.2	108.1	(20.0)	1,718.3	98
Equity securities
Banking securities	28.1	1.1	(0.8)	28.4	2
Industrial securities	5.9	0.3	-	6.2	0

Total equity securities	34.0	1.4	(0.8)	34.6	2

Total fixed maturity and equity securities	$1,664.2	$109.5	$(20.8)	$1,752.9	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at September 30, 2014.

Two issuers represent more than 5% of the total unrealized loss position, with one being an investment grade corporate bond with $0.5 million of unrealized loss and the other is a below investment grade corporate bond with $1.5 million of unrealized loss.

At September 30, 2014 and December 31, 2013, approximately $37.4 million (or 25%) and $41.1 million (or 25%), respectively, of RMBS and CMBS holdings were fully collateralized by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. RMBS and CMBS securities are structured to allow the investor to determine, within certain limits, the amount of interest rate risk, prepayment risk and default risk that the investor is willing to accept. It is this level of risk that determines the degree to which the yields on RMBS and CMBS will exceed the yields that can be obtained from corporate securities with similar credit ratings.

Unrealized gains (losses) incurred during the first nine months of 2014 and 2013 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	September 30, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$25.2	$25.5	$(0.3)
Industrial	23.3	23.5	(0.2)
Utility	8.5	8.5	-
Asset-backed securities
Credit cards	14.4	14.4	-
Autos	6.4	6.4	-
Other	11.5	11.5	-
Equipment lease	0.8	0.8	-
Commercial mortgage-backed securities - non agency backed	10.4	10.5	(0.1)
Government and government agencies - United States	41.1	41.3	(0.2)

Total fixed maturity and equity securities	141.6	142.4	(0.8)

Greater than six months but less than or equal to one year
Corporate securities - industrial	4.8	5.0	(0.2)

Total fixed maturity and equity securities	$4.8	$5.0	$(0.2)

	September 30, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$11.3	$12.0	$(0.7)
Industrial	31.6	33.0	(1.4)
Asset-backed securities
Other	4.8	5.0	(0.2)
Autos	2.0	2.0	-
Commercial mortgage-backed securities - non agency backed	17.7	18.3	(0.6)
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$67.5	$70.4	$(2.9)

Total of all investment grade AFS securities
Corporate securities
Financial services	$36.5	$37.5	$(1.0)
Industrial	59.7	61.5	(1.8)
Utility	8.5	8.5	-
Asset-backed securities
Credit cards	14.4	14.4	-
Autos	8.4	8.4	-
Other	16.3	16.5	(0.2)
Equipment lease	0.8	0.8	-
Commercial mortgage-backed securities - non agency backed	28.1	28.8	(0.7)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Government and government agencies - United States	41.1	41.3	(0.2)

Total fixed maturity and equity securities	$213.9	$217.8	$(3.9)

Total number of securities in a continuous unrealized loss position			86

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$36.3	$38.6	$(2.3)
Industrial	43.3	44.5	(1.2)
Utility	3.5	3.5	-
Asset-backed securities
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Autos	23.6	23.6	-
Other	19.2	19.3	(0.1)
Commercial mortgage-backed securities - non agency backed	1.5	1.5	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	314.8	327.3	(12.5)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	4.1	4.4	(0.3)
Industrial	39.2	42.7	(3.5)
Utility	3.0	3.2	(0.2)
Asset-backed securities
Autos	2.0	2.0	-
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	21.2	23.2	(2.0)

Total fixed maturity and equity securities	$70.7	$76.7	$(6.0)

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$7.2	$7.3	$(0.1)
Industrial	8.3	9.2	(0.9)
Asset-backed securities - housing related	2.0	2.0	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$17.6	$18.6	$(1.0)

Total of all investment grade AFS securities
Corporate securities
Financial services	$47.6	$50.3	$(2.7)
Industrial	90.8	96.4	(5.6)
Utility	6.5	6.7	(0.2)
Asset-backed securities
Housing related	2.0	2.0	-
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Autos	25.6	25.6	-
Other	19.2	19.3	(0.1)
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	22.7	24.7	(2.0)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	$403.1	$422.6	$(19.5)

Total number of securities in a continuous unrealized loss position			103

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	September 30, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.2	$3.2	$-
Industrial	20.0	20.7	(0.7)

Total fixed maturity and equity securities	23.2	23.9	(0.7)

Greater than one year
Corporate securities - industrial	2.7	4.2	(1.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$5.2	$6.9	$(1.7)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$3.2	$3.2	$-
Industrial	22.7	24.9	(2.2)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$28.4	$30.8	$(2.4)

Total number of securities in a continuous unrealized loss position			13

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.0	$3.1	$(0.1)
Industrial	1.6	1.8	(0.2)
Asset-backed securities - housing related	10.4	10.8	(0.4)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	16.7	17.5	(0.8)

Greater than six months but less than or equal to one year
Corporate securities - industrial	0.3	0.3	-

Total fixed maturity and equity securities	0.3	0.3	-

Greater than one year
Corporate securities - industrial	2.2	2.2	-
Asset-backed securities - housing related	5.0	5.5	(0.5)

Total fixed maturity and equity securities	$7.2	$7.7	$(0.5)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$3.0	$3.1	$(0.1)
Industrial	4.1	4.3	(0.2)
Asset-backed securities - housing related	15.4	16.3	(0.9)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$24.2	$25.5	$(1.3)

Total number of securities in a continuous unrealized loss position			10

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 38% and 6% of total gross unrealized losses and OTTI on all AFS securities at September 30, 2014 and December 31, 2013, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2014.

Details underlying AFS securities below investment grade and in an unrealized loss were as follows:

		September 30, 2014
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$23.2	$23.9	$(0.7)

		23.2	23.9	(0.7)

Greater than one year	70% to 100%	4.8	5.0	(0.2)
	Below 40%	0.4	1.9	(1.5)

		5.2	6.9	(1.7)

Total		$28.4	$30.8	$(2.4)

		December 31, 2013
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$16.7	$17.5	$(0.8)
Greater than six months but less than or equal to one year	70% to 100%	0.3	0.3	-
Greater than one year	70% to 100%	7.2	7.7	(0.5)

Total		$24.2	$25.5	$(1.3)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2014 and December 31, 2013 by rating agency equivalent were:

	September 30, 2014		December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$187.2	$192.6	$160.7	$165.4
AA	517.3	568.3	471.1	486.3
A	527.8	573.0	538.2	577.2
BBB	381.1	412.8	401.1	425.1
Below investment grade	78.1	83.7	59.1	64.3

Total fixed maturity AFS securities	$1,691.5	$1,830.4	$1,630.2	$1,718.3

Investment grade	95%	95%	96%	96%
Below investment grade	5%	5%	4%	4%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At September 30, 2014 and December 31, 2013, approximately $121.2 million (or 7%) and $117.5 million (or 7%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at September 30, 2014 and December 31, 2013:

	September 30, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$1.1	$1.1	$-
Below BBB	17.7	20.2	2.5
Second lien (a)
Below BBB	-	2.3	2.3

Total	$18.8	$23.6	$4.8

	December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$2.0	$2.0	$-
AA	1.7	1.8	0.1
Below BBB	20.5	19.9	(0.6)
Second lien (a)
Below BBB	0.6	3.5	2.9

Total	$24.8	$27.2	$2.4

	September 30, 2014
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$1.1	$-	$-	$-	$1.1
Below BBB	2.6	-	3.9	13.7	20.2
Second lien (a)
Below BBB	-	-	2.3	-	2.3

Total	$3.7	$-	$6.2	$13.7	$23.6

	December 31, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
AAA	$2.0	$-	$-	$-	$2.0
AA	1.8	-	-	-	1.8
Below BBB	2.7	1.8	4.0	11.4	19.9
Second lien (a)
Below BBB	-	-	3.5	-	3.5

Total	$6.5	$1.8	$7.5	$11.4	$27.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2014 and December 31, 2013, the Company’s assets included $2.2 billion and $2.1 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

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

Capital Resources

For the nine months ended September 30, 2014 and 2013, the Company did not pay any dividends to AUSA. During the first nine months of 2014, the Company received capital contributions from AUSA of $132.2 million in conjunction with a tax allocation agreement. See Note 6 to the financial statements for further discussion. The Company did not receive any capital contributions from AUSA in the nine months ended September 30, 2013.

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

The following table summarizes the Company’s ratings at November 13, 2014:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at September 30, 2014:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$166.5	$302.4	$265.5	$1,727.0	$2,461.4
Separate Accounts (a)	771.7	1,366.7	1,174.7	5,660.5	8,973.6

	$938.2	$1,669.1	$1,440.2	$7,387.5	$11,435.0

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At September 30, 2014 and December 31, 2013, the Company’s estimated liability for future guaranty fund assessments was $0.2 million. In addition, the Company has a receivable for future premium tax deductions of $4.5 million and $4.6 million, respectively, at September 30, 2014 and December 31, 2013. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended September 30, 2014 and 2013, the Company recorded a net loss of ($28.8) million and ($14.4) million, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded a net loss of ($28.9) million and ($81.3) million, respectively. The increase in net loss for the three months ended September 30, 2014 was driven by increased tax expense and increased policy benefit expense which was partially offset by the impact of the equity collar hedge in 2013. The lower loss during the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to the negative impact of the equity collar hedge during 2013 which was partially offset by increased tax expense.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Asset-based policy charge revenue	$27.7	$27.7	$83.0	$82.7
Guaranteed benefit based policy charge revenue	5.9	6.4	18.2	18.4
Non-asset based policy charge revenue	12.3	12.6	37.2	37.7

Total policy charge revenue	$45.9	$46.7	$138.4	$138.8

Net derivative gains (losses) increased $45.6 million during the three months ended September 30, 2014 as compared to the same period in 2013. Net derivative losses decreased $123.1 million during the nine months ended September 30, 2014 as compared to the same period in 2013. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Equity collar (puts and calls)	$-	$(65.3)	$-	$(185.7)	(a	)
Total return swaps	8.6	17.9	(34.1)	30.8	(b	)
Variance swaps	(0.4)	(3.0)	(4.8)	(5.1)
Futures	(1.0)	12.0	(5.8)	(7.9)	(c	)
Interest rate swaps	-	-	(0.1)	-

Total net derivative gains (losses)	$7.2	$(38.4)	$(44.8)	$(167.9)

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

(b)

The Company had a large notional amount of short positions in total return swaps for the first nine months of 2014, and the increase in the S&P gave rise to losses. The total return swap gains in 2013 were the result of long exposure to the S&P.

(c)

Short futures result in losses when equity markets increase and long futures result in gains as equity markets increase. The Company no longer holds long futures. Short futures performance was driven by the 7% and 18% increases in the S&P for the nine months ended September 30, 2014 and 2013, respectively.

Policy benefits decreased ($10.5) million and increased $2.0 million during the three and nine months ended September 30, 2014, respectively, as compared to the same period in 2013. The following table provides the changes in policy benefits by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Annuity benefit unlocking	$(8.1)	$25.8	$(19.7)	$1.7	(a	)
Annuity benefit expense	28.1	2.2	45.9	19.6	(b	)
Amortization (accretion) of deferred sales inducements	(0.6)	1.1	(0.7)	2.3
Life insurance mortality expense	11.2	12.0	32.4	32.3

Total policy benefits	$30.6	$41.1	$57.9	$55.9

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The increase in annuity benefit expense was primarily driven by a change in reserves due to updated policyholder assumptions and underperformance of Separate Accounts for the three months ended September 30, 2014.

Accretion of DAC was ($2.6) million and ($3.1) million for the three and nine months ended September 30, 2014, respectively. Amortization (accretion) of DAC was ($4.2) million and $1.8 million for the three and nine months ended September 30, 2013, respectively. During the three and nine months ended September 30, 2014, there was a favorable impact to pre-tax income related to DAC unlocking of $3.5 million and $3.4 million, respectively. During the three and nine months ended September 30, 2013, there was a favorable impact to pre-tax income related to DAC unlocking of $8.9 million and $8.2 million, respectively. During the three and nine months ended September 30, 2014, updated policyholder assumptions and underperforming Separate Accounts drove DAC accretion compared to the same period in 2013.

Amortization of VOBA was $6.9 million and $8.0 million for the three and nine months ended September 30, 2014, respectively. During the three and nine months ended September 30, 2014 there was a favorable impact to pre-tax income related to VOBA unlocking of $4.4 million and $4.3 million, respectively. Amortization (accretion) of VOBA was ($1.4) million and $6.8 for the three and nine months ended September 30, 2013, respectively, which included favorable unlocking of $1.1 million and $1.3 million, respectively. During the three and nine months ended September 30, 2014, updated policyholder assumptions and lower market performance in the third quarter drove the change in VOBA amortization.

Insurance expenses and taxes decreased ($0.4) million and ($3.8) during the three and nine months ended September 30, 2014, respectively as compared to the same period in 2013. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2014	2013	2014	2013
Commissions	$8.5	$8.5	$24.9	$25.8
General insurance expenses	2.7	3.1	9.0	11.8	(a	)
Taxes, licenses, and fees	0.1	0.1	0.5	0.6

Total insurance expenses and taxes	$11.3	$11.7	$34.4	$38.2

(a)	The decrease in general insurance expenses was due to a decrease in the guaranty fund assessment expense.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third fiscal quarter of 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to issue such products, potentially making growth of future revenues limited and uncertain. The sales volume of the CDAs is deemed by the Company to be immaterial through the first nine months of 2014. Therefore, the Company has not actively hedged the CDAs.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: November 13, 2014	/s/ Eric J. Martin
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer and Corporate Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.