Form 10-K
period 2014-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2015-04-15
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission File No. 33-26322

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

Item 1. Business

Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a public limited liability company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty-five countries in Europe, the Americas, and Asia and are also active in savings and asset management operations, accident and health insurance, general insurance and to a limited extent banking operations.

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

The Registrant is currently licensed to conduct business in 49 states, the District of Columbia, the U.S. Virgin Islands, and Guam. During 2014, life insurance and/or annuity deposits on existing policies were made in all states the Registrant was licensed in, with the largest concentration in Florida, 36%, New Jersey, 12%, Texas, 6%, Illinois, 5%, and California, 5%. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds.

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

Our operating environment remains uncertain about the timing and strength of a recovery in the U.S. and global economy. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment which could materially affect our results of operations and financial condition

Uncertainty in the U.S. and global economy continued to affect our operating environment. Our results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to pressure returns in our investment portfolio. Concerns over Global market conditions and the ability of the U.S.

Government to manage the U.S. deficit have contributed to increased volatility and diminished expectations for the economy and the market going forward. These events may have an adverse effect on us given our equity market exposure and our revenues may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our policies. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

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

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act, which was enacted in July 2010, provides for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These new regulations may subject our parent to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, as required by the Dodd-Frank Act, the Federal Insurance Office has issued a report with recommendations on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. Although this process has begun, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the ultimate impact of any of these provisions on our results of operations, liquidity or capital resources is currently indeterminable.

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

The U.S. Government, as well as state governments, also considers from time to time tax law changes that may increase the amount of taxes that the Company pays. Although the specific form of any such potential legislation is uncertain, it may include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in lapses of policies currently held and/or the incurrence of higher corporate taxes which could have a material adverse effect on our financial condition and results of operations.

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

Our valuations of many of our financial instruments include methodologies, estimations and assumptions that are subject to differing interpretations and could result in changes to investment valuations that may materially adversely affect our results of  operations and financial condition

Fixed maturity, equity, free standing and embedded derivatives and Separate Account assets are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

If our internal controls are not effective, policyholders could lose confidence in our financial reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct a comprehensive evaluation of our internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting and our management is required to assess and issue a report concerning our internal control over financial reporting. We have determined that a material weakness, as described in Part II - Item 9A, Controls and Procedures, of this Annual Report existed as of December 31, 2014. Accordingly, we have concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2014. This material weakness has existed since December 31, 2013, although not identified until recently.

Management, with oversight from the Audit Committee of the Board of Directors, has developed and presented a plan for the completion of remediation measures to address this weakness. Although we believe we are taking appropriate actions to remediate the control deficiencies we have identified, we cannot assure you that we will be successful in remediating the material weakness or that we will not discover other material weaknesses in the future. Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in implementation, could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If we cannot produce reliable financial reports, policyholders could lose confidence in our reported financial information, and our business, financial condition, and reputation could be harmed. We expect to be successful in remediating this material weakness.

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

Litigation and regulatory investigations may adversely affect our business, results of operations, and financial condition

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. Although the outcome of any litigation or regulatory proceeding cannot be predicted with certainty, at the present time, the Company believes that there are no pending or threatened proceedings or lawsuits that are reasonably likely to have a material adverse impact on our financial statements or our ability to meet our obligations.

The Company reached an agreement to end a multi-state exam with several state insurance regulators and state controllers’ offices regarding compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The Company is also the subject of other inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our financial statements or our ability to meet our obligations. See also Item 3. Legal Proceedings.

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

Item 3. Legal Proceedings

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. Although the outcome of any litigation or regulatory proceeding cannot be predicted with certainty, at the present time, the Company believes that there are no pending or threatened proceedings or lawsuits that are reasonably likely to have a material adverse impact on our financial statements or our ability to meet our obligations.

The Company reached an agreement to end a multi-state exam with several state insurance regulators and state controllers’ offices regarding compliance with laws and regulations concerning the identification, reporting and escheatment of unclaimed benefits or abandoned funds. The Company is also the subject of other inquiries and market conduct examinations with a similar focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our financial statements or our ability to meet our obligations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Registrant is a wholly owned subsidiary of AUSA. There is no public trading market for the Registrant’s common stock.

During 2014, the Registrant paid a $100.0 million dividend to AUSA. During 2013, the Registrant did not pay any dividends to AUSA. During 2014, the Company received $179.0 million in capital contributions from AUSA. During 2013, the Company did not receive any capital contributions from AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 9 to the Registrant’s Financial Statements.

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

Overview

During the preparation of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014, an error in the tax valuation allowance was identified for the year ended December 31, 2013. The error principally relates to the scheduling of certain deferred tax liabilities in the Company’s analysis of the future ability to utilize net operating loss carryforwards in the tax expense calculations and the resulting amount of valuation allowance recognized. Following the identification of the tax-related error, Management initiated a comprehensive internal review of the Company’s historical financial information and determined the error materially impacted the audited financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014. The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (“SEC”) on April 1, 2015 and a Current Report on Form 8-K/A on April 9, 2015 disclosing its conclusions that the audited financial statements of the Company for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014, and September 30, 2014 as contained in its historical Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, respectively, should no longer be relied upon. Consequently, the Company has restated its financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014, and September 30, 2014. In addition, the Company identified, individually and in the aggregate, immaterial out-of-period errors which have been corrected in the periods to which they relate. The impact of the restatement of the Company’s financial statements is detailed in Note 1. “Restatement of Previously Reported Financial Information” and Note 14. “Quarterly Unaudited Financial Information” to the financial statements. The Company’s evaluation of the effectiveness of the Company’s disclosure controls and procedures and the Company’s remediation plans are described in “Item 9A. Controls and Procedures” in Part II of this 2014 Form 10-K.

Business Overview

Transamerica Advisors Life Insurance Company (“TALIC”, “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a public limited liability company organized under Dutch law. The Company is domiciled in Arkansas.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity to GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the financial statements.

The Company’s critical accounting policies and estimates are discussed below. See Note 2 to the Financial Statements for additional information regarding accounting policies.

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. In addition, the Company held fixed maturity securities which contain a conversion to equity feature, which is considered an embedded derivative. These fixed maturity securities have been classified as trading and are reported at estimated fair value. During 2012, the last of these securities converted so the Company no longer holds any of these securities as of December 31, 2014 and 2013. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

To understand the valuation methodologies used by third-party pricing services, the Company reviews and monitors their applicable methodology documents. Any changes to their methodologies are noted and reviewed for reasonableness. In addition, the Company performs periodic in-depth reviews of prices received from third-party pricing services. The objective for such reviews is to demonstrate that the Company can corroborate detailed information such as assumptions, inputs and methodologies used in pricing individual securities against documented pricing methodologies. Only third-party pricing services and brokers with a substantial presence in the market and with appropriate experience and expertise are used.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the fair value. At December 31, 2014 and 2013, approximately $106.4 million (or 6%) and $72.5 million (or 4%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e.; company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

For the year ended December 31, 2014, the Company recorded an OTTI in income of $0.1 million, with no associated value of business acquired amortization. For the years ended December 31, 2013 and 2012, the Company recorded an OTTI in income of $0.7 million and $0.3 million, respectively, net of value of business acquired amortization.

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

At December 31, 2014 and 2013, there was $66.7 million and $46.4 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at December 31, 2014 and 2013 was $71.4 million and $51.5 million, respectively. There was one impaired mortgage loan during the first quarter of 2014 which was subsequently sold during the third quarter of 2014 for a ($2.0) million realized loss. There were no impaired mortgage loans at December 31, 2014 or 2013. The general reserve at December 31, 2014 and 2013 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At December 31, 2014 and 2013, there were no mortgage loans that were two or more payments delinquent. See Note 4 to the Financial Statements for further discussion.

Derivatives and Hedge Accounting

Derivatives are financial instruments in which the value changes in response to an underlying variable that require little or no net initial investment and are settled at a future date. The Company has entered into derivatives, such as futures, options, total return swaps, and variance swaps to hedge minimum guarantees on variable annuity contracts. These derivatives are recognized on the Balance Sheet and are carried at fair value with changes in fair value recognized as a component of net derivative gains (losses) in the Statements of Income.

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

Put and call options have been utilized by the Company to create equity collars designed to have a zero cost at issue, which serve to hedge the risk of equity market declines by selling a portion of market upside above the Company’s long-term expected return. The equity collar was disposed of in the fourth quarter of 2013.

During the third quarter of 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation.

During the fourth quarter of 2014, the Company began writing credit default swaps enabling the Company to change the risk profile of the assets in the portfolio by enhancing the overall yield.

For further discussion of the Company’s use of derivatives, see the Results of Operations and Note 4 to the Financial Statements.

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

The following table provides a summary of the securities under securities lending agreements for the years ended December 31:

Securities Lending (dollars in millions)	December 31,
	2014	2013
Payable for collateral under securities loaned	$265.2	$260.5
Amortized cost of securities out on loan	215.2	251.2
Estimated fair value of securities out on loan	260.1	247.2

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the Balance Sheets in payables for collateral under securities loaned and reverse repurchase agreements.

The following table provides a summary of the securities under reverse repurchase agreements for the years ended December 31:

Reverse Repurchase (dollars in millions)	December 31,
	2014	2013
Payable for reverse repurchase agreements	$0.6	$-
Amortized cost of securities pledged	0.6	-
Estimated fair value of securities pledged	0.6	-

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. At December 31, 2014 and 2013, the Company’s VOBA asset was $268.1 million and $284.6 million, respectively. For the years ended December 31, 2014, 2013, and 2012, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was $6.6 million, $12.7 million, and ($0.7) million, respectively. There were no impairment charges in 2014, 2013, and 2012.

For acquired annuity and variable life insurance contracts, VOBA is amortized in proportion to gross profits arising principally from investment margins, mortality and expense margins, rider margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. Revisions in estimates result in changes to the amounts amortized in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. See Note 5 to the Financial Statements for further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2014 and 2013, variable annuities accounted for the Company’s entire DAC asset of $41.1 million and $34.9 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the years ended December 31, 2014, 2013, and 2012, there was a favorable (unfavorable) impact to pre-tax net income related to DAC unlocking of $2.4 million, ($2.2) million, and $0.5 million, respectively. See Note 5 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At December 31, 2014 and 2013, variable annuities accounted for the Company’s entire DSI asset of $9.4 million and $7.5 million, respectively. For the years ended December 31, 2014, 2013, and 2012, there was a favorable (unfavorable) impact to pre-tax income related to unlocking of $0.9 million, ($0.3) million, and $0.5 million, respectively. See Note 5 to the Financial Statements for a further discussion.

The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at December 31, 2014 and 2013 and 9% at December 31, 2012.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed annual tests of goodwill at December 31, 2014, 2013, and 2012 and determined there was no impairment of goodwill.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders at the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at December 31, 2014 and 2013 were $1.2 billion and $1.3 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2014 and 2013, future policy benefits were $425.2 million and $408.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At December 31, 2014 and 2013, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	December 31,
	2014	2013
GMDB liability	$112.1	$122.5
GMIB liability	69.8	63.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2014, 2013 and 2012, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $16.7 million, $35.9 million, and $41.9 million, respectively.

Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB and SALB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for contracts based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. The fair values of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Currently, the Company does not hedge the risks associated with the SALB.

At December 31, 2014 and 2013, GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	December 31,
	2014	2013
GMWB liability	$60.7	$21.8
GMIB reinsurance asset	(60.6)	(39.3)

At December 31, 2014 and 2013, the future policy benefits for the SALB liability was $0.5 million and less than $0.1 million, respectively.

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

Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Note 7 to the Financial Statements for a further discussion.

The valuation allowance for federal deferred tax assets at December 31, 2014 and 2013 (As Restated) was $113.4 million and $139.3 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The error that was identified during the preparation of the Company’s 2014 financial statements, which required a restatement of the Company’s financial statements as of the year ended December 31, 2013 and the three quarters of 2014 relate to the complexity of the tax valuation allowance calculation.

The Company filed a separate federal income tax return for the years 2008 through 2012. A consolidated tax return was filed for 2013. An examination by the Internal Revenue Service is in progress for the years 2011 and 2012. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return has not yet been filed for 2014.

Recent Accounting Guidance

The following outlines the adoption of recent accounting guidance in 2013. See Note 2 to the Financial Statements for a further discussion.

•

ASC 210, Balance Sheet – Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities – enhances disclosures about financial instruments and derivative instruments that are either offset on the statement of financial position or subject to an enforceable master netting arrangement – adopted January 1, 2013.

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

Future Accounting Guidance

•

ASC 860, Transfers and Servicing – ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure – requires repurchase-to-maturity transactions to be accounted for as secured borrowings and amends accounting for repurchase financings. It also requires disclosure for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings and (2) certain transactions accounted for as a sale. The guidance will be effective for the Company on January 1, 2015, except for disclosure requirements for certain transactions accounted for as secured borrowings which will be effective on April 1, 2015. The Company is evaluating the impact that adoption will have on the Company’s disclosures.

•

ASC 205, Presentation of Financial Statements – ASU 2014-15, Presentation of Financial Statements-Going Concern – requires an entity’s management to evaluate whether there are conditions or events that, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. It also requires disclosures under certain circumstances. The guidance is effective for annual period ending after December 15, 2016. Early application is permitted. Implementation of the ASC will not affect the Company’s financial position or results of operations. The Company is in the process of reviewing its policies and processes to ensure compliance with the new guidance.

•

ASC 606, Revenue from Contracts with Customers – ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) – requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. ASU 2014-09 will be effective for the Company on January 1, 2017, using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company has not yet selected a transition method and are evaluating the impact that adoption of this update is expected to have on the Company’s financial statements.

Deposits

Total direct deposits (including internal exchanges) were $21.6 million, $30.4 million, and $35.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during 2014, 2013 and 2012 were $6.8 million, $3.8 million, and $6.5 million, respectively.

Financial Condition

At December 31, 2014, the Company’s assets were $10.1 billion or $448.0 million less than the $10.6 billion in assets at December 31, 2013. Assets excluding Separate Accounts assets increased $122.8 million. Separate Accounts assets, which represent 67% of total assets, decreased $570.8 million to $6.8 billion. Changes in Separate Accounts assets were as follows:

(dollars in millions)	2014	2013
Investment performance	$385.1	$1,262.0
Deposits	20.9	29.7
Policy fees and charges	(160.5)	(162.6)
Surrenders, benefits and withdrawals	(816.3)	(755.7)

Net change	$(570.8)	$373.4

During 2014, 2013 and 2012, fixed contract owner deposits were $0.2 million. During 2014, 2013 and 2012, fixed contract owner withdrawals were $71.8 million, $92.1 million, and $104.7 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	December 31,
	2014	2013
Fixed maturity AFS securities
Investment grade fixed maturity securities	60%	59%
Below investment grade fixed maturity securities	3	2

Total fixed maturity AFS securities	63	61

Equity securities	1	1
Mortgage loans on real estate	2	2
Limited partnerships	2	-
Policy loans	24	25
Cash and cash equivalents	8	11

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2014 and 2013 were:

	December 31, 2014
	Amortized Cost/Cost	Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$321.3	$27.3	$(2.3)	$346.3	18%
Industrial	711.0	56.2	(5.2)	762.0	40
Utility	62.8	6.3	-	69.1	4
Asset-backed securities					-
Housing related	21.3	4.8	(0.1)	26.0	1
Credit cards	53.1	0.1	-	53.2	3
Structured settlements	13.3	0.9	-	14.2	1
Autos	21.2	-	-	21.2	1
Equipment lease	0.6	-	-	0.6	-
Timeshare	2.4	-	-	2.4	-
Other	15.9	-	(0.3)	15.6	1
Commercial mortgage-backed securities - non agency backed	96.6	4.3	(0.1)	100.8	5
Residential mortgage-backed securities					-
Agency backed	34.0	2.4	(0.1)	36.3	2
Non agency backed	8.2	0.9	-	9.1	-
Municipals	0.9	-	(0.1)	0.8	-
Government and government agencies					-
United States	334.4	65.8	-	400.2	21
Foreign	8.7	1.4	-	10.1	1

Total fixed maturity AFS securities	1,705.7	170.4	(8.2)	1,867.9	98

Equity securities
Banking securities	28.1	2.1	(0.5)	29.7	2
Industrial securities	5.8	0.5	-	6.3	-

Total equity securities	33.9	2.6	(0.5)	36.0	2

Total fixed maturity and equity securities	$1,739.6	$173.0	$(8.7)	$1,903.9	100%

	December 31, 2013
	Amortized Cost/Cost	Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)		Gains	Losses/ OTTI (1)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$308.9	$24.5	$(2.7)	$330.7	18%
Industrial	684.2	49.5	(5.9)	727.8	41
Utility	90.3	8.6	(0.2)	98.7	6
Asset-backed securities
Housing related	28.3	3.5	(0.8)	31.0	2
Credit cards	13.8	0.4	-	14.2	1
Structured settlements	9.8	-	-	9.8	1
Autos	37.0	-	-	37.0	2
Timeshare	3.7	-	-	3.7	-
Other	19.4	-	(0.2)	19.2	1
Commercial mortgage-backed securities - non agency backed	106.0	6.1	(2.0)	110.1	6
Residential mortgage-backed securities
Agency backed	38.2	2.9	-	41.1	2
Non agency backed	9.7	0.9	-	10.6	1
Municipals	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	271.3	10.6	(8.1)	273.8	16
Foreign	8.7	1.1	-	9.8	1

Total fixed maturity AFS securities	1,630.2	108.1	(20.0)	1,718.3	98

Equity securities
Banking securities	28.1	1.1	(0.8)	28.4	2
Industrial securities	5.9	0.3	-	6.2	-

Total equity securities	34.0	1.4	(0.8)	34.6	2

Total fixed maturity and equity securities	$1,664.2	$109.5	$(20.8)	$1,752.9	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2014.

Four issuers represent more than 5% of the total unrealized loss position, comprised of below investment grade corporate bonds with $4.9 million of unrealized losses at December 31, 2014.

Financial Services Sector

The Company’s $2.3 million of gross unrealized losses within the financial services sector has a fair value of $37.7 million at December 31, 2014. The majority of the unrealized loss in the financial services sector relates to one below investment grade security, Genworth Financial, which can be found within the insurance sub-sector. The $1.9 million of unrealized losses for Genworth Financial relates to the decline in value of its long term care product.

There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.

Industrial Sector

The Company’s $5.2 million of gross unrealized losses within the industrial sector has a fair value of $70.9 million at December 31, 2014. The industrial sector is further subdivided into various sub-sectors with a majority of its gross unrealized loss made up of issuers within the energy and consumer cyclical sub-sectors. Issuers within the energy sub-sector had total unrealized losses of $2.3 million, which relates to declining oil prices during 2014. Within the consumer cyclical sub-sector, there was one issuer that had a $1.6 million unrealized loss. This issuer previously defaulted and just recently restructured its debt.

There are no individual issuers rated below investment grade in this sector which have an unrealized loss position greater than $2.5 million.

Equity Securities

The Company’s $0.5 million of gross unrealized losses classified as equity have a fair value of $9.7 million at December 31, 2014. All of the unrealized loss relates to holdings in the banking sub-sector.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2014 and 2013 by rating agency equivalent were:

	December 31, 2014		December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$557.5	$631.5	$160.7	$165.4
AA	108.4	115.1	471.1	486.3
A	558.4	605.2	538.2	577.2
BBB	391.6	424.3	401.1	425.1
Below investment grade	89.8	91.8	59.1	64.3

Total fixed maturity AFS securities	$1,705.7	$1,867.9	$1,630.2	$1,718.3

Investment grade	95%	95%	96%	96%
Below investment grade	5%	5%	4%	4%

During the fourth quarter of 2014, the Company changed its methodology for determining credit ratings for its fixed maturity AFS securities. The Company changed the rating hierarchy to align more closely with the Credit Name Limit Policy (“CNLP”) as maintained internally by AEGON NV. In previous years the disclosure of ratings followed a hierarchy of S&P, Moody’s, Fitch, Internal and National Association of Insurance Commissioners (“NAIC”). Under the CNLP, a composite rating is used, which is based on a combination of the ratings of the constituents mentioned. The rating used is the lower of the external rating and the internal rating. This change in methodology did not impact net income, total assets or total liabilities.

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2014 and 2013, approximately $107.9 million (or 6%) and $117.5 million (or 7%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during 2014 and 2013 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$11.7	$11.8	$(0.1)
Industrial	24.5	25.4	(0.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	17.5	17.5	-
Other	0.3	0.3	-
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	0.5	0.5	-
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	121.3	122.7	(1.4)

Greater than one year
Corporate securities
Financial services	9.6	9.9	(0.3)
Industrial	34.6	35.6	(1.0)
Asset-backed securities
Autos	2.0	2.0	-
Other	4.7	5.0	(0.3)
Commercial mortgage-backed securities - non agency backed	8.5	8.6	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)

Total fixed maturity and equity securities	59.5	61.3	(1.8)

Total of all investment grade AFS securities
Corporate securities
Financial services	21.3	21.7	(0.4)
Industrial	59.1	61.0	(1.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	19.5	19.5	-
Other	5.0	5.3	(0.3)
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	9.0	9.1	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	$180.8	$184.0	$(3.2)

Total number of securities in a continuous unrealized loss position			82

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$36.3	$38.6	$(2.3)
Industrial	43.3	44.5	(1.2)
Utility	3.5	3.5	-
Asset-backed securities
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Autos	23.6	23.6	-
Other	19.2	19.3	(0.1)
Commercial mortgage-backed securities - non agency backed	1.5	1.5	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	314.8	327.3	(12.5)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	4.1	4.4	(0.3)
Industrial	39.2	42.7	(3.5)
Utility	3.0	3.2	(0.2)
Asset-backed securities
Autos	2.0	2.0	-
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	21.2	23.2	(2.0)

Total fixed maturity and equity securities	$70.7	$76.7	$(6.0)

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities (continued)
Greater than one year
Corporate securities
Financial services	$7.2	$7.3	$(0.1)
Industrial	8.3	9.2	(0.9)
Asset-backed securities - housing related	2.0	2.0	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	17.6	18.6	(1.0)

Total of all investment grade AFS securities
Corporate securities
Financial services	47.6	50.3	(2.7)
Industrial	90.8	96.4	(5.6)
Utility	6.5	6.7	(0.2)
Asset-backed securities
Housing related	2.0	2.0	-
Structured settlements	9.7	9.7	-
Credit cards	0.8	0.8	-
Autos	25.6	25.6	-
Other	19.2	19.3	(0.1)
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	22.7	24.7	(2.0)
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Municipals	0.8	0.9	(0.1)
Government and government agencies - United States	168.3	176.4	(8.1)
Equity securities - banking securities	7.8	8.5	(0.7)

Total fixed maturity and equity securities	$403.1	$422.6	$(19.5)

Total number of securities in a continuous unrealized loss position			103

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$16.4	$18.3	$(1.9)
Industrial	8.0	9.3	(1.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)

Total fixed maturity and equity securities	27.3	30.6	(3.3)

Greater than six months but less than or equal to one year
Corporate securities - industrial	3.4	3.8	(0.4)

Total fixed maturity and equity securities	3.4	3.8	(0.4)

Greater than one year
Corporate securities - industrial	0.4	2.0	(1.6)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	2.9	4.7	(1.8)

Total of all below investment grade AFS securities
Corporate securities
Financial services	16.4	18.3	(1.9)
Industrial	11.8	15.1	(3.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$33.6	$39.1	$(5.5)

Total number of securities in a continuous unrealized loss position			13

	December 31, 2013
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.0	$3.1	$(0.1)
Industrial	1.6	1.8	(0.2)
Asset-backed securities - housing related	10.4	10.8	(0.4)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	16.7	17.5	(0.8)

Greater than six months but less than or equal to one year
Corporate securities - industrial	0.3	0.3	-

Total fixed maturity and equity securities	0.3	0.3	-

Greater than one year
Corporate securities - industrial	2.2	2.2	-
Asset-backed securities - housing related	5.0	5.5	(0.5)

Total fixed maturity and equity securities	7.2	7.7	(0.5)

Total of all below investment grade AFS securities
Corporate securities
Financial services	3.0	3.1	(0.1)
Industrial	4.1	4.3	(0.2)
Asset-backed securities - housing related	15.4	16.3	(0.9)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$24.2	$25.5	$(1.3)

Total number of securities in a continuous unrealized loss position			10

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 63% and 6% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2014 and 2013, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2014.

Details underlying AFS securities below investment grade and in an unrealized loss were as follows:

		December 31, 2014
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$27.3	$30.6	$(3.3)

		27.3	30.6	(3.3)

Greater than six months but less than or equal to one year	70% to 100%	3.4	3.8	(0.4)

		3.4	3.8	(0.4)

Greater than one year	70% to 100%	2.5	2.8	(0.3)
	Below 40%	0.4	1.9	(1.5)

		2.9	4.7	(1.8)

Total		$33.6	$39.1	$(5.5)

		December 31, 2013
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$16.7	$17.5	$(0.8)
Greater than six months but less than or equal to one year	70% to 100%	0.3	0.3	-
Greater than one year	70% to 100%	7.2	7.7	(0.5)

Total		$24.2	$25.5	$(1.3)

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2014 and 2013:

	December 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
A	$0.7	$0.7	$-
Below BBB	17.2	19.6	2.4
Second lien (a)
Below BBB	-	2.1	2.1

Total	$17.9	$22.4	$4.5

	December 31, 2013
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
AAA	$2.0	$2.0	$-
AA	1.7	1.8	0.1
Below BBB	20.5	19.9	(0.6)
Second lien (a)
Below BBB	0.6	3.5	2.9

Total	$24.8	$27.2	$2.4

	December 31, 2014
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
A	$0.7	$-	$-	$-	$0.7
Below BBB	2.5	-	3.8	13.3	19.6
Second lien (a)
Below BBB	-	-	-	2.1	2.1

Total	$3.2	$-	$3.8	$15.4	$22.4

	December 31, 2013
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
AAA	$2.0	$-	$-	$-	$2.0
AA	1.8	-	-	-	1.8
Below BBB	2.7	1.8	4.0	11.4	19.9
Second lien (a)
Below BBB	-	-	3.5	-	3.5

Total	$6.5	$1.8	$7.5	$11.4	$27.2

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2014		2013
(dollars in millions)	Amount	%	Amount	%
Property Type
Office	$29.8	45%	$32.0	69%
Apartment	21.9	33	-	-
Retail	8.1	12	7.1	15
Industrial	6.9	10	7.3	16

Total mortgage loans by property type	66.7	100	46.4	100

Geographic Region
Pacific	$20.1	30%	$7.7	17%
Middle Atlantic	15.4	23	15.7	34
South Atlantic	8.9	13	9.9	21
New England	8.1	12	9.2	20
West North Central	5.6	8	-	-
East North Central	3.1	5	3.9	8
West South Central	3.0	5	-	-
Mountain	2.5	4	-	-

Total mortgage loans by geographic region	$66.7	100%	$46.4	100%

State Exposure
Pennsylvania	$12.8	19%	$12.9	27%
New Hampshire	8.1	12	9.3	20
California	8.0	12	4.5	10
Washington	7.1	11	3.2	7
Virginia	5.4	8	6.3	14
Minnesota	5.6	8	-	-
Oregon	5.0	8	-	-
Delaware	3.5	5	3.6	8
Wisconsin	3.1	5	-	-
Colorado	2.5	4	-	-
New Jersey	2.6	4	2.7	6
Texas	3.0	4	-	-
Ohio	-	-	3.9	8

Total mortgage loans by state exposure	$66.7	100%	$46.4	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgage loans on real estate at December 31, 2014 and 2013 was $71.4 million and $51.5 million, respectively.

All mortgage loans that are impaired have an established allowance for loss. Changing economic conditions impact our valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. There was one impaired mortgage loan during the first quarter of 2014 which was subsequently sold during the third quarter of 2014 for a ($2.0) million realized loss. There were no impaired mortgage loans at December 31, 2014 and 2013. At December 31, 2014 and 2013, there were no commercial mortgage loans that were two or more payments delinquent. See Note 4 to the Financial Statements for further discussion.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ and S&P ended 2014 with increases of 8%, 13% and 11%, respectively, from 2013. The Dow, NASDAQ and S&P ended 2013 with increases of 27%, 38% and 30%, respectively, from 2012.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2014. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2014, the total average variable account balances decreased $0.1 billion (or 1%) to $7.0 billion as compared to the same period in 2013.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2014	2013	2012
Average medium term interest rate yield (a)	0.86%	0.75%	0.37%
Increase (decrease) in medium term interest rates (in basis points)	11	38	(3)
Credit spreads (in basis points) (b)	115	102	124
Expanding (contracting) of credit spreads (in basis points)	13	(22)	(161)
Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$75.6	$(124.0)	$63.9
Interest-sensitive policyholder liabilities	-	12.9	(12.9)

Net change on market valuations	$75.6	$(111.1)	$51.0

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2014 and 2013, the Company had 10,197 and 10,926 life insurance and annuity contracts in force with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.37% and 3.18% during 2014 and 2013, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.2% and 5.1% during 2014 and 2013, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2014 and 2013, the Company’s assets included $2.2 billion and $2.1 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2014, the Company received capital contributions from AUSA of $179.0 million and the Company paid a $100.0 million cash dividend to AUSA. During 2013, the Company did not receive a capital contribution from AUSA and the Company did not pay a cash dividend to AUSA.

Statutory Principles and Risk-Based Capital (“RBC”)

In order to continue to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting principles differ from GAAP in multiple major respects. Under statutory accounting principles, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Under statutory accounting principles, the required additions to statutory reserves are calculated under different rules than under GAAP. In addition, the valuation of investments and accounting for deferred taxes differs between the two bases of accounting.

The National Association of Insurance Commissioners utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2014 and 2013, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

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

The following table summarizes the Company’s ratings at April 15, 2015:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at December 31, 2014:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$169.1	$306.6	$268.0	$1,731.3	$2,475.0
Separate Accounts (a)	765.9	1,352.3	1,155.9	5,594.4	8,868.5

	$935.0	$1,658.9	$1,423.9	$7,325.7	$11,343.5

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2014 and 2013, the Company’s estimated liability for future guaranty fund assessments was $0.1 million and $0.2 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $4.5 million and $4.6 million at December 31, 2014 and 2013, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

2014 compared to 2013 (As Restated)

For the years ended December 31, 2014 and 2013 (As Restated), the Company recorded net income (loss) of $33.5 million and ($214.3) million, respectively. The change in net income during 2014 as compared to 2013 was primarily due to higher realized derivative losses related to the equity collar hedge and the addition of a tax valuation allowance in 2013.

Policy charge revenue decreased $2.3 million to $183.3 million during 2014, as compared to $185.6 million in 2013. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2014	2013	Change
Asset-based policy charge revenue	$109.6	$111.1	$(1.5)
Guaranteed benefit based policy charge revenue	24.1	24.6	(0.5)
Non-asset based policy charge revenue	49.6	49.9	(0.3)

Total policy charge revenue	$183.3	$185.6	$(2.3)

Net derivative losses decreased $183.8 million to $76.1 million during 2014 as compared to $259.9 million in 2013. The following table provides the changes in net derivative gains (losses) by type:

(dollars in millions)	2014	2013	Change
Equity collar (puts and calls)	$-	$(287.8)	$287.8	(a)
Total return swaps	(60.4)	26.9	(87.3	) (b)
Variance swaps	(5.1)	(7.0)	1.9
Short futures	(7.8)	(33.0)	25.2	(c)
Long futures	-	41.1	(41.1	) (c)
Interest rate swaps	(0.1)	(0.1)	-
Credit default swaps	(2.7)	-	(2.7	) (d)

Total net derivative losses	$(76.1)	$(259.9)	$183.8

(a)

The equity collar was disposed of in the fourth quarter of 2013 which is driving the decrease in losses. The 2013 losses were driven by the increase in the S&P index. This was a zero cost at inception macro equity hedge to protect against a portion of the unhedged equity tail risk by selling a portion of the market upside above the Company’s long term expected return and buying protection against extreme market declines. As a result, when equity markets increase, the equity collar declines in value. When markets decrease, the equity collar increases in value.

(b)

The Company had a large notional amount of short positions in total return swaps in 2014, and the increase in the S&P gave rise to losses. The total return swap gains in 2013 were the result of long exposure to the S&P.

(c)

Short futures result in losses when equity markets increase and long futures result in gains as equity markets increase. The Company no longer holds long futures. Short futures performance was driven by the 11% and 30% increases in the S&P for the periods ended December 31, 2014 and 2013, respectively.

(d)	During 2014 the Company entered into credit default swaps and the losses were driven by widening credit spreads at the time of sale.

Policy benefits increased $31.0 million during 2014 as compared to 2013. The following table provides the changes in policy benefits by type:

(dollars in millions)	2014	2013	Change
Annuity benefit unlocking	$(16.7)	$(35.9)	$19.2	(a)
Annuity benefit expense	57.4	39.8	17.6	(b)
Amortization (accretion) of deferred sales inducements	(1.8)	2.5	(4.3	) (c)
Life insurance mortality expense	39.0	40.5	(1.5)

Total policy benefits	$77.9	$46.9	$31.0

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was primarily driven by the increase in fair value reserves in 2014 as compared to 2013.
(c)	During 2014 there was a decrease in gross profits resulting in accretion compared with 2013 which saw an increase in gross profits leading to increased amortization.

Amortization (accretion) of DAC was ($6.1) million and $12.9 million for 2014 and 2013, respectively, which included favorable (unfavorable) unlocking of $2.4 million and ($2.2) million, respectively. The change in 2014 was primarily driven by updated policyholder assumptions and underperforming Separate Accounts during the year which resulted in accretion and favorable unlocking as compared to 2013.

Amortization of VOBA was $10.8 million and $4.8 million for the years ended December 31, 2014 and 2013, respectively, which included favorable unlocking of $6.6 million and $12.7 million, respectively. The change in 2014 was impacted by lower equity market performance and updated policyholder assumptions resulting in increased amortization and favorable unlocking as compared to 2013.

Insurance expenses and taxes decreased $5.7 million in 2014 as compared to 2013. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2014	2013	Change
Commissions	$32.9	$34.4	$(1.5)
General insurance expense	11.7	15.5	(3.8	) (a)
Taxes, licenses, and fees	0.5	0.9	(0.4)

Total insurance expenses and taxes	$45.1	$50.8	$(5.7)

(a)	The decrease in general insurance expense is primarily related to a change in guaranty fund assessments when compared to 2013.

2013 (As Restated) compared to 2012

For the years ended December 31, 2013 (As Restated) and 2012, the Company recorded net income (loss) of ($214.3) million and $164.3 million, respectively. The decrease in income during 2013 as compared to 2012 was primarily due to realized derivative losses related to the equity collar hedge, the addition of a tax valuation allowance, higher policy benefits expense offset by lower VOBA amortization expense in 2013.

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

Net realized derivative losses increased $211.5 million to $259.9 million during 2013 as compared to $48.4 million in 2012. The following table provides the changes in net realized derivative losses by type:

(dollars in millions)	2013	2012	Change
Equity collar (puts and calls)	$(287.8)	$(9.8)	$(278.0	) (a)
Total return swaps	26.9	-	26.9	(b)
Variance swaps	(7.0)	(8.4)	1.4
Short futures	(33.0)	(30.2)	(2.8	) (c)
Long futures	41.1	-	41.1	(c)
Interest rate swaps	(0.1)	-	(0.1)

Total net derivative losses	$(259.9)	$(48.4)	$(211.5)

(a)

The equity collar losses were driven by the increase in the S&P index which grew 30% for the period ended December 31, 2013. This is a zero cost at inception macro equity hedge to protect against a portion of the unhedged equity tail risk by selling a portion of the market upside above the Company’s long term expected return and buying protection against extreme market declines. As a result, when equity markets increase, the equity collar will decline in value. When equity markets decrease, the equity collar will increase in value.

(b)	The total return swaps were entered into during 2013 and are based on the return of the S&P.
(c)

Short futures result in losses when equity markets increase and long futures result in gains as equity markets increase. The 2013 performance from these futures positions was driven by the increase in the S&P.

Policy benefits increased $27.9 million during 2013 as compared to 2012. The following table provides the changes in policy benefits by type:

(dollars in millions)	2013	2012	Change
Annuity benefit unlocking	$(35.9)	$(41.9)	$6.0	(a)
Annuity benefit expense	39.8	17.6	22.2	(b)
Amortization of deferred sales inducements	2.5	0.4	2.1
Life insurance mortality expense	40.5	42.9	(2.4)

Total policy benefits	$46.9	$19.0	$27.9

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)	The increase in annuity benefit expense was primarily due to benefits paid exceeding the release of fair value reserves in 2013 as compared to 2012.

Amortization of DAC was $12.9 million and $4.9 million for 2013 and 2012, respectively, which included favorable (unfavorable) unlocking of ($2.2) million and $0.5 million, respectively. The increase in 2013 was primarily driven by positive gross profits resulting in increased amortization as compared to 2012.

Amortization of VOBA was $4.8 million and $27.8 million for the years ended December 31, 2013 and 2012, respectively, which included favorable (unfavorable) unlocking of $12.7 million and ($0.7) million, respectively. 2013 was impacted by favorable equity markets and positive gross profits as compared to 2012.

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2014
Net revenues (a)	$94.5	$77.6	$172.1
Amortization of VOBA	0.9	9.9	10.8
Policy benefits (net of reinsurance recoveries)	38.9	39.0	77.9
Income tax expense (benefit)	(2.8)	8.2	5.4
Net income	19.2	14.3	33.5

2013
Net revenues (a)	$(92.6)	$78.6	$(14.0)
Amortization of VOBA	-	4.8	4.8
Policy benefits (net of reinsurance recoveries)	6.4	40.5	46.9
Income tax expense	62.4	14.0	76.4
Net income (loss)	(224.4)	10.1	(214.3)

2012
Net revenues (a)	$127.6	$80.7	$208.3
Amortization of VOBA	24.3	3.5	27.8
Policy benefits (net of reinsurance recoveries)	(24.0)	43.0	19.0
Income tax expense (benefit)	(68.7)	0.9	(67.8)
Net income	142.2	22.1	164.3

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2014, 2013, or 2012.

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

Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying the Company’s accounting policies (See Note 2 of the Financial Statements for a description of the critical accounting estimates and judgments). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of DAC or to increased impairment losses on equity investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.

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

The table below shows the interest rates at the end of the last five years:

	2014	2013	2012	2011	2010
3-Month US Libor	0.26%	0.25%	0.31%	0.58%	0.30%
10-Year US Treasury	2.17%	3.04%	1.78%	1.89%	3.38%

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

	Estimated Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2014
Shift Up of 100 Basis Points	$(9.9)	$(78.6)
Shift Down of 100 Basis Points	$6.4	$76.7

2013
Shift Up of 100 Basis Points	$(5.4)	$(64.5)
Shift Down of 100 Basis Points	$21.3	$75.2

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	2014	2013	2012	2011	2010
S&P 500	2,059	1,848	1,426	1,258	1,258
NASDAQ	4,736	4,177	3,020	2,605	2,653
DOW	17,823	16,577	13,104	12,218	11,578

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

	Estimated Effect on Net Income
Immediate Change of: (dollars in millions)	2014	2013
Equity Increase of 10%	$(23.6)	$(20.8)
Equity Increase of 20%	$(53.2)	$(50.0)

Equity Decrease of 10%	$16.2	$17.1
Equity Decrease of 20%	$27.4	$35.6

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2014. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Effect on Net Income
Immediate Change of: (dollars in millions)	2014	2013
20% Increase in Lapse Rates	$(1.5)	$(1.4)
20% Decrease in Lapse Rates	$2.0	$2.0

10% Increase in Mortality Rates	$(4.7)	$(3.6)
10% Decrease in Mortality Rates	$5.1	$4.3

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

Item 9A. Controls and Procedures

a) Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) generally refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rule and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by TALIC in the reports that it files or submits under the Exchange Act is accumulated and communicated to TALIC’s management, including TALIC’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. TALIC’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of TALIC’s disclosure controls and procedures as of December 31, 2014, the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, TALIC’s President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were not effective because of the material weakness described below under “Management’s Annual Report on Internal Control Over Financial Reporting.” As a result of this material weakness, management has concluded that the Company’s disclosure controls and procedures as of December 31, 2013 were not effective.

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

TALIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. TALIC’s management, with the participation of the President and Chief Financial Officer, conducted an evaluation of the effectiveness of TALIC’s internal control over financial reporting as of December 31, 2013 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and previously concluded that internal control over financial reporting was effective as of December 31, 2013, as reported in its previously filed Annual Report on Form 10-K. However, as a result of the restatement, TALIC’s management identified a material weakness in internal control over financial reporting as further described below and has now concluded that internal control over financial reporting was not effective as of December 31, 2013 and, because remediation is not yet completed, internal control over financial reporting was also not effective as of December 31, 2014.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness described below resulted in adjustments during the preparation of the Company’s 2014 financial statements and restatement of the Company’s financial statements as of and for the year ended 2013 and the interim periods in 2014, as outlined in Notes 1 and 14 to the financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and affected the tax-related financial statement line items and disclosures and until remediation is complete could result in misstatements in future interim or annual reporting periods. The Company did not have effective controls surrounding the evaluation and review related to non-routine technical tax accounting matters, specifically with regards to the valuation allowance on deferred tax assets.

This annual report does not include an attestation report of TALIC’s registered public accounting firm regarding internal control over financial reporting because TALIC is a non-accelerated filer.

Remediation plan

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts expected to be implemented include the following:

Re-designing processes, procedures, and controls to identify, research, evaluate and review the appropriate accounting related to non-routine technical tax accounting matters, specifically with regards to the valuation allowance on deferred tax assets to ensure greater oversight and evaluation of income tax conclusions prior to the issuance of the financial statements.

The Company believes that the controls that will be implemented will improve the effectiveness of our internal control over financial reporting. As the Company continues to evaluate and work to improve the internal control over financial reporting, the Company may take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

c) Changes in internal control over financial reporting

As of the fiscal quarter ended December 31, 2014, there have been no changes in TALIC’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, TALIC’s internal control over financial reporting.

Item 9B. Other Information

The client-auditor relationship between the Company and Ernst & Young LLP (“EY”) ceased upon the completion of the 2013 annual audit for the Company’s fiscal year ended December 31, 2013.

In connection with the audits of the Company’s financial statements for each of the two fiscal years ended December 31, 2013 and 2012, there were no disagreements with EY on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of EY would have caused EY to make reference to the matter in their report.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Company’s principal accountants, for 2014 were:

2014
Audit (a)	$700,000

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

During 2014, all services provided to TALIC by PwC were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated April 15, 2015 (PricewaterhouseCoopers LLP).

b.	Independent Registered Public Accounting Firm Report dated April 15, 2015 (Ernst & Young LLP).

c.	Balance Sheets at December 31, 2014 and 2013 (As Restated).

d.	Statements of Income for the Years Ended December 31, 2014, 2013 (As Restated) and 2012.

e.	Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 (As Restated) and 2012.

f.	Statements of Stockholder’s Equity for the Years Ended December 31, 2014, 2013 (As Restated) and 2012.

g.	Statements of Cash Flows for the Years Ended December 31, 2014, 2013 (As Restated) and 2012.

h.	Notes to Financial Statements for the Years Ended December 31, 2014, 2013 (As Restated) and 2012.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5c	Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6	Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.6a	Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.10b	Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c	Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.11a	Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.13a	Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.13b	Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14	Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.15a	Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.17	Group Modified Guaranteed Annuity Contract, ML-AY-361/94. (Incorporated by reference to Exhibit 4(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.18	Individual Certificate, ML-AY-362/94. (Incorporated by reference to Exhibit 4(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.19	Individual Tax-Sheltered Annuity Certificate, ML-AY-372/94. (Incorporated by reference to Exhibit 4(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.20	Qualified Retirement Plan Certificate, ML-AY-373/94. (Incorporated by reference to Exhibit 4(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.21	Individual Retirement Annuity Certificate, ML-AY-374/94. (Incorporated by reference to Exhibit 4(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.22	Individual Retirement Account Certificate, ML-AY-375/94. (Incorporated by reference to Exhibit 4(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.23	Section 457 Deferred Compensation Plan Certificate, ML-AY-376/94. (Incorporated by reference to Exhibit 4(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.24	Qualified Plan Endorsement, ML-AY-448/94. (Incorporated by reference to Exhibit 4(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.)

4.25	Form of Group Fixed Contingent Annuity Contract. (Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

4.26	Form of Group Fixed Contingent Annuity Certificate. (Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.)

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3	Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.5	Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.)

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.2 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital. (Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.)

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.)

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc. (Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.)

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merrill Lynch Life Insurance Company (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.)

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York. (Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.)

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.)

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.)

23.1	Written consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm, is filed herewith.

23.2	Written consent of Ernst & Young, LLP, independent registered public accounting firm, is filed herewith.

24.1	Powers of Attorney for Blake S. Bostwick, Eric J. Martin, John T. Mallett and Marc Cahn, is filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TALIC to provide reasonable assurance regarding the reliability of the financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the receipts and expenditures are being made only in accordance with authorizations of Management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed the internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and the overall control environment. Based on the assessment, Management had previously concluded that internal control over financial reporting was effective as of December 31, 2013 as reported in its previously filed Annual Report on Form 10-K. However, as a result of the restatement, TALIC’s management identified a material weakness in internal control over financial reporting as further described below and has now concluded that internal control over financial reporting was not effective as of December 31, 2013 and, because remediation is not yet completed, internal control over financial reporting was also not effective as of December 31, 2014.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness described below resulted in adjustments during the preparation of the Company’s 2014 financial statements and restatement of the Company’s financial statements as of and for the year ended 2013 and the interim periods in 2014 as outlined in Note 1 and Note 14 to the financial statements under “Item 8: Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, and affected the tax-related financial statement line items and disclosures and until remediation is complete could result in misstatements in future interim or annual reporting periods. The Company did not have effective controls surrounding the evaluation and review related to non-routine technical tax accounting matters, specifically with regards to the valuation allowance on deferred tax assets.

Management has been actively engaged in developing remediation plans to address the above material weakness. The remediation efforts expected to be implemented include the following:

Re-designing processes, procedures, and controls to identify, research, evaluate and review the appropriate accounting related to non-routine technical tax accounting matters, specifically with regards to the valuation allowance on deferred tax assets to ensure greater oversight and evaluation of income tax conclusions prior to the issuance of the financial statements.

The Company believes that the controls that will be implemented will improve the effectiveness of the internal control over financial reporting. As the Company continues to evaluate and work to improve the internal control over financial reporting, the Company may take additional measures to address the material weakness or determine to supplement or modify certain of the remediation measures described above.

[PricewaterhouseCoopers LLP]

Report of Independent Registered Public Accounting Firm

To the Board of Directors

In our opinion, the accompanying balance sheet and the related statements of income, comprehensive income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company at December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

April 15, 2015

[Ernst & Young LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, stockholder’s equity, and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the financial statements, the 2013 financial statements have been restated to correct an error in the determination of the deferred tax asset valuation allowance.

/s/ Ernst & Young LLP

Des Moines, Iowa

March 27, 2014, except for Note 1, which is as of April 15, 2015

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2014	2013
		As Restated
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2014 - $1,705,721; 2013 - $1,630,205)	$1,867,913	$1,718,305
Equity available-for-sale securities, at estimated fair value (cost: 2014 - $33,928; 2013 - $34,062)	35,958	34,603
Limited partnerships	64,518	5,044
Mortgage loans on real estate	66,667	46,432
Policy loans	681,071	710,087
Derivative assets	1,055	858

Total investments	2,717,182	2,515,329

Cash and cash equivalents	235,034	301,737
Accrued investment income	37,648	37,719
Deferred policy acquisition costs	41,127	34,869
Deferred sales inducements	9,351	7,544
Value of business acquired	268,079	284,602
Goodwill	2,800	2,800
Income taxes - net	-	1,032
Receivable for investments sold - net	807	245
Other assets	25,044	28,355
Separate Accounts assets	6,771,369	7,342,243

Total Assets	$10,108,441	$10,556,475

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

	December 31,
(dollars in thousands, except share data)	2014	2013
		As Restated
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,207,763	$1,269,255
Future policy benefits	425,259	408,925
Claims and claims settlement expenses	28,939	28,288

Total policyholder liabilities and accruals	1,661,961	1,706,468

Payables for collateral under securities loaned and reverse repurchase agreements	265,880	260,506
Checks not yet presented for payment	13,576	8,080
Derivative liabilities	18,744	50,930
Income taxes - net	5,109	-
Affiliated payables - net	5,491	5,344
Reinsurance payables - net	49	249
Other liabilities	4,260	2,754
Separate Accounts liabilities	6,771,369	7,342,243

Total Liabilities	8,746,439	9,376,574

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,545,665	1,366,636
Accumulated other comprehensive income, net of taxes	109,242	39,703
Retained deficit	(295,405)	(228,938)

Total Stockholder’s Equity	1,362,002	1,179,901

Total Liabilities and Stockholder’s Equity	$10,108,441	$10,556,475

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012
		As Restated
Revenues
Policy charge revenue	$183,297	$185,596	$187,707
Net investment income	116,938	121,133	125,283
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	(387)	(66)
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(104)	(321)	(259)

Net other-than-temporary impairment losses on securities recognized in income	(104)	(708)	(325)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	2,732	(3,787)	7,174

Net realized investment gains (losses)	2,628	(4,495)	6,849

Net derivative losses	(76,153)	(259,900)	(48,402)

Total Revenues	226,710	42,334	271,437

Benefits and Expenses
Interest credited to policyholder liabilities	54,599	56,342	63,143
Policy benefits (net of reinsurance recoveries: 2014 - $4,403; 2013 - $10,562; 2012 - $12,444 )	77,877	46,872	19,000
Reinsurance premium ceded	5,384	8,559	10,461
Amortization (accretion) of deferred policy acquisition costs	(6,068)	12,941	4,945
Amortization of value of business acquired	10,840	4,770	27,814
Insurance expenses and taxes	45,121	50,786	49,636

Total Benefits and Expenses	187,753	180,270	174,999

Income (Loss) Before Taxes	38,957	(137,936)	96,438

Income Tax Expense (Benefit)	5,424	76,366	(67,852)

Net Income (Loss)	$33,533	$(214,302)	$164,290

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012
	As Restated

Net Income (Loss)	$33,533	$(214,302)	$164,290

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	78,209	(99,872)	78,034
Reclassification adjustment for (gains) losses included in net income (loss)	281	(23,204)	(4,327)

	78,490	(123,076)	73,707

Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(278)	1,756	-
Reclassification adjustment for losses included in net income (loss)	761	57	-

	483	1,813	-

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(3,013)	(1,300)	(10,040)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	104	356	294

	(2,909)	(944)	(9,746)

Adjustments
Policyholder liabilities	-	12,912	(12,912)
Value of business acquired	(6,525)	20,392	(17,747)
Deferred income taxes	-	31,896	(11,821)

	(6,525)	65,200	(42,480)

Total other comprehensive income (loss), net of taxes	69,539	(57,007)	21,481

Comprehensive Income (Loss)	$103,072	$(271,309)	$185,771

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012
	As Restated

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,366,636	$1,366,636	$1,366,636
Capital contributions from AEGON USA, LLC	179,029	-	-

Balance at end of period	$1,545,665	$1,366,636	$1,366,636

Accumulated Other Comprehensive Income (Loss)
Balance at beginning of year	$39,703	$96,710	$75,229
Total other comprehensive income (loss), net of taxes	69,539	(57,007)	21,481

Balance at end of year	$109,242	$39,703	$96,710

Retained Deficit
Balance at beginning of year	$(228,938)	$(14,636)	$(178,926)
Net income (loss)	33,533	(214,302)	164,290
Cash dividend paid to AEGON USA, LLC	(100,000)	-	-

Balance at end of year	$(295,405)	$(228,938)	$(14,636)

Total Stockholder’s Equity	$1,362,002	$1,179,901	$1,451,210

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012
	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,533	$(214,302)	$164,290
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(6,258)	12,519	4,522
Change in deferred sales inducements	(1,807)	2,460	352
Change in value of business acquired	10,840	4,770	27,814
Change in benefit reserves	14,221	(20,714)	(47,185)
Change in income tax accruals	6,143	84,720	(77,514)
Change in claims and claims settlement expenses	651	(12,050)	(5,166)
Change in other operating assets and liabilities, net	4,269	(4,165)	10,656
Change in checks not yet presented for payment	5,496	1,539	(2,627)
Amortization of investments	1,836	2,697	1,935
Interest credited to policyholder liabilities	54,599	56,342	63,143
Net derivative losses	76,153	259,900	48,402
Net increase in fixed maturity trading securities	-	-	(109)
Net realized investment (gains) losses	(2,628)	4,495	(6,849)

Net cash and cash equivalents provided by operating activities	197,048	178,211	181,664

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	108,086	759,249	267,437
Maturities of available-for-sale securities and mortgage loans	273,144	285,378	193,317
Purchases of available-for-sale securities and mortgage loans	(476,897)	(917,337)	(520,809)
Sales of trading securities	-	-	2,632
Sales of limited partnerships	962	1,351	1,455
Purchases of limited partnerships	(60,000)	-	-
Cash received in connection with derivatives	18,828	76,288	-
Cash paid in connection with derivatives	(119,059)	(303,826)	(7,808)
Policy loans on insurance contracts, net	29,015	42,350	40,165
Net settlement on futures contracts	(7,819)	8,052	(30,225)
Other	(436)	153	115

Net cash and cash equivalents used in investing activities	$(234,176)	$(48,342)	$(53,721)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2014	2013	2012
		As Restated
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$14,734	$26,595	$28,821
Policyholder withdrawals	(128,712)	(175,979)	(190,048)
Capital contributions from AEGON USA, LLC	179,029	-	-
Change in payables for collateral under securities loaned and reverse repurchase agreements	5,374	17,856	(1,332)
Cash dividend paid to AEGON USA, LLC	(100,000)	-	-

Net cash and cash equivalents used in financing activities	(29,575)	(131,528)	(162,559)

Net decrease in cash and cash equivalents (1)	(66,703)	(1,659)	(34,616)
Cash and cash equivalents, beginning of year	301,737	303,396	338,012

Cash and cash equivalents, end of year	$235,034	$301,737	$303,396

(1)

Included in net decrease in cash and cash equivalents is interest received (2014 - $31; 2013 - $29; 2012 - $0); interest paid (2014 - $5; 2013 - $4; 2012 - $7); income taxes paid ( 2014 - $0; 2013 - $136; 2012 - $10,140); and income taxes received (2014 - $719; 2013 - $8,491; 2012 - $478)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1. Restatement of Previously Reported Financial Statements

During the preparation of the Company’s Annual Report on Form 10-K (“Form 10-K”) for the year ended December 31, 2014, an error in the tax valuation allowance was identified for the year ended December 31, 2013. The error principally relates to the scheduling of certain deferred tax liabilities in the Company’s analysis of the future ability to utilize net operating loss carryforwards in the tax expense calculations and the resulting amount of valuation allowance recognized. Following the identification of the tax- related error, management initiated a comprehensive internal review of the Company’s historical financial information and determined the error materially impacted the audited financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014. Consequently, the Company has restated its financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014. The restated unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014 are presented in Note 14 to the Financial Statements. In addition, the following out-of-period errors and reclassifications have been made to the financial statements:

•

Other out-of-period errors – The Company identified, individually and in the aggregate, immaterial out-of-period errors which have been corrected in the periods to which they relate. These corrections primarily relate to actuarial modelling reserving errors and state tax calculations. These corrections had the combined effect on income and equity as noted below. The impact to individual financial statement line items for these corrections is reflected in the below section “Comparison of previously issued financial statements to restated financial statements for the year ended December 31, 2013”.

	Out-of-Period Errors
	December 31,
(dollars in thousands)	2013	2012
Increase (decrease) in:
Income (loss) before taxes	$530	$(6,542)
Income tax expense (benefit)	2,770	(4,956)

Net income (loss)	$(2,240)	$(1,586)

Retained Deficit
(dollars in thousands)	2012
Balance at beginning of year	$(181,462)
Cumulative adjustment for out-of-period errors	(2,536)

Balance at beginning of year, adjusted	$(178,926)

•	Balance Sheet reclassifications – there was no effect on net income or stockholder’s equity as a result of these changes

o	A liability balance representing outstanding checks was moved from the “Cash and cash equivalents” line to a new line item called “Checks not yet presented for payment”.

o	“Policyholder account balances” of $20,282, was reclassified to “Future policy benefits” as of December 31, 2013.

•

Statements of Income reclassifications – “Interest credited to policyholder liabilities” of $4,541 and $6,915 was reclassified to “Policy benefits” for the years ended December 31, 2013 and 2012, respectively. There was no effect on net income or stockholder’s equity as a result of this change.

•	Statements of Cash Flows reclassifications – there was no effect on net income or stockholder’s equity as a result of these changes

o

“Change in payables for collateral under securities loaned and reverse repurchase agreements” was reclassified from “Cash Flows from Investing Activities” to “Cash Flows from Financing Activities” for the years ended December 31, 2013 and 2012.

o

“Interest credited to policyholder liabilities” of $4,541 and $6,915 was reclassified to “Change in benefit reserves” for the years ended December 31, 2013 and 2012, respectively in “Cash Flows from Operating Activities”.

o	Outstanding checks liability has been moved from “Cash and cash equivalents” to “Checks not yet presented for payment”, a new line in “Cash Flows from Operating Activities”.

Comparison of previously issued financial statements to restated financial statements for the year ended December 31, 2013

The following tables compare the previously reported Balance Sheet as of December 31, 2013 and the previously reported Statements of Income, Comprehensive Income (Loss), Stockholder’s Equity, and Cash Flows for the year ended December 31, 2013 to the corresponding restated financial statements.

Transamerica Advisors Life Insurance Company

Balance Sheet

	December 31, 2013
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: $1,630,205)	$1,718,305	$-	$-	$1,718,305
Equity available-for-sale securities, at estimated fair value (cost: $34,062)	34,603	-	-	34,603
Limited partnerships	5,044	-	-	5,044
Mortgage loans on real estate	46,432	-	-	46,432
Policy loans	710,087	-	-	710,087
Derivative assets	858	-	-	858

Total investments	2,515,329	-	-	2,515,329

Cash and cash equivalents	301,737	-	-	301,737
Accrued investment income	37,719	-	-	37,719
Deferred policy acquisition costs	33,139	-	1,730	34,869
Deferred sales inducements	7,544	-	-	7,544
Value of business acquired	286,702	-	(2,100)	284,602
Goodwill	2,800	-	-	2,800
Income taxes - net	-	352	680	1,032
Receivable for investments sold - net	245	-	-	245
Other assets	28,355	-	-	28,355
Separate Accounts assets	7,342,243	-	-	7,342,243

Total Assets	$10,555,813	$352	$310	$10,556,475

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Balance Sheet - Continued

	December 31, 2013
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)		As Restated
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,291,737	$-	$(22,482	) (2)	$1,269,255
Future policy benefits	384,843	-	24,082	(2)	408,925
Claims and claims settlement expenses	28,288	-	-		28,288

Total policyholder liabilities and accruals	1,704,868	-	1,600		1,706,468

Payables for collateral under securities loaned and reverse repurchase agreements	260,506	-	-		260,506
Checks not yet presented for payment	8,080	-	-		8,080
Derivative liabilities	50,930	-	-		50,930
Income taxes - net	42,038	(42,038)	-		-
Affiliated payables - net	5,344	-	-		5,344
Reinsurance payables - net	249	-	-		249
Other liabilities	2,754	-	-		2,754
Separate Accounts liabilities	7,342,243	-	-		7,342,243

Total Liabilities	9,417,012	(42,038)	1,600		9,376,574

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	-	-		2,500
Additional paid-in capital	1,366,636	-	-		1,366,636
Accumulated other comprehensive income, net of taxes	39,703	-	-		39,703
Retained deficit	(270,038)	42,390	(1,290)		(228,938)

Total Stockholder’s Equity	1,138,801	42,390	(1,290)		1,179,901

Total Liabilities and Stockholder’s Equity	$10,555,813	$352	$310		$10,556,475

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in Other Adjustments is a reclassification of $20,282 from “Policyholder account balances” to “Future policy benefits”.

Transamerica Advisors Life Insurance Company

Statement of Income

	December 31, 2013
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)		As Restated
Revenues
Policy charge revenue	$185,596	$-	$-		$185,596
Net investment income	121,133	-	-		121,133
Net realized investment losses
Other-than-temporary impairment losses on securities	(387)	-	-		(387)
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(321)	-	-		(321)

Net other-than-temporary impairment losses on securities recognized in income	(708)	-	-		(708)
Net realized investment losses, excluding other-than-temporary impairment losses on securities	(3,787)	-	-		(3,787)

Net realized investment losses	(4,495)	-	-		(4,495)

Net derivative losses	(259,900)	-	-		(259,900)

Total Revenues	42,334	-	-		42,334

Benefits and Expenses
Interest credited to policyholder liabilities	60,883	-	(4,541	) (2)	56,342
Policy benefits (net of reinsurance recoveries: $10,562)	43,131	-	3,741	(2)	46,872
Reinsurance premium ceded	8,559	-	-		8,559
Amortization of deferred policy acquisition costs	11,961	-	980		12,941
Amortization of value of business acquired	5,480	-	(710)		4,770
Insurance expenses and taxes	50,786	-	-		50,786

Total Benefits and Expenses	180,800	-	(530)		180,270

Loss Before Taxes	(138,466)	-	530		(137,936)

Income Tax Expense	115,986	(42,390)	2,770		76,366

Net Loss	$(254,452)	$42,390	$(2,240)		$(214,302)

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in Other Adjustments is a reclassification of $4,541 from “Interest credited to policyholder liabilities” to “Policy benefits”.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income

	December 31, 2013
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Net Loss	$(254,452)	$42,390	$(2,240)	$(214,302)

Other Comprehensive Loss
Net unrealized losses on available-for-sale securities
Net unrealized holding losses arising during the period	(99,872)	-	-	(99,872)
Reclassification adjustment for gains included in net loss	(23,204)	-	-	(23,204)

	(123,076)	-	-	(123,076)

Net unrealized gains on cash flow hedges
Net unrealized gains on cash flow hedges arising during the period	1,756	-	-	1,756
Reclassification adjustment for losses included in net loss	57	-	-	57

	1,813	-	-	1,813

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(1,300)	-	-	(1,300)
Reclassification adjustment for other-than-temporary impairments included in net loss	356	-	-	356

	(944)	-	-	(944)

Adjustments
Policyholder liabilities	12,912	-	-	12,912
Value of business acquired	20,392	-	-	20,392
Deferred income taxes	31,896	-	-	31,896

	65,200	-	-	65,200

Total other comprehensive loss, net of taxes	(57,007)	-	-	(57,007)

Comprehensive Loss	$(311,459)	$42,390	$(2,240)	$(271,309)

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Stockholder’s Equity

	December 31, 2013
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Common Stock	$2,500	$-	$-	$2,500

Additional Paid-in Capital	$1,366,636	$-	$-	$1,366,636

Accumulated Other Comprehensive Income
Balance at beginning of year	$96,710	$-	$-	$96,710
Total other comprehensive loss, net of taxes	(57,007)	-	-	(57,007)

Balance at end of year	$39,703	$-	$-	$39,703

Retained Deficit
Balance at beginning of year	$(15,586)	$-	$950	$(14,636)
Net loss	(254,452)	42,390	(2,240)	(214,302)

Balance at end of year	$(270,038)	$42,390	$(1,290)	$(228,938)

Total Stockholder’s Equity	$1,138,801	$42,390	$(1,290)	$1,179,901

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Cash Flows

	December 31, 2013
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(254,452)	$42,390	$(2,240)		$(214,302)
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	11,539	-	980		12,519
Change in deferred sales inducements	2,460	-	-		2,460
Change in value of business acquired	5,480	-	(710)		4,770
Change in benefit reserves	(24,455)	-	3,741	(2)	(20,714)
Change in income tax accruals	124,340	(42,390)	2,770		84,720
Change in claims and claims settlement expenses	(12,050)	-	-		(12,050)
Change in other operating assets and liabilities, net	(4,165)	-	-		(4,165)
Change in checks not yet presented for payment	1,539	-	-		1,539
Amortization of investments	2,697	-	-		2,697
Interest credited to policyholder liabilities	60,883	-	(4,541	) (2)	56,342
Net derivative losses	259,900	-	-		259,900
Net realized investment losses	4,495	-	-		4,495

Net cash and cash equivalents provided by operating activities	178,211	-	-		178,211

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	759,249	-	-		759,249
Maturities of available-for-sale securities and mortgage loans	285,378	-	-		285,378
Purchases of available-for-sale securities and mortgage loans	(917,337)	-	-		(917,337)
Sales of limited partnerships	1,351	-	-		1,351
Cash received in connection with derivatives	76,288	-	-		76,288
Cash paid in connection with derivatives	(303,826)	-	-		(303,826)
Policy loans on insurance contracts, net	42,350	-	-		42,350
Net settlement on futures contracts	8,052	-	-		8,052
Other	153	-	-		153

Net cash and cash equivalents used in investing activities	$(48,342)	$-	$-		$(48,342)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$26,595	$-	$-		$26,595
Policyholder withdrawals	(175,979)	-	-		(175,979)
Change in payables for collateral under securities loaned and reverse repurchase agreements	17,856	-	-		17,856

Net cash and cash equivalents used in financing activities	(131,528)	-	-		(131,528)

Net decrease in cash and cash equivalents(3)	(1,659)	-	-		(1,659)
Cash and cash equivalents, beginning of year	303,396	-	-		303,396

Cash and cash equivalents, end of year	$301,737	$-	$-		$301,737

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in Other Adjustments is a reclassification of $4,541 from “Interest credited to policyholder liabilities” to “Change in benefit reserves”.
(3)	Included in net decrease in cash and cash equivalents is interest received - $29; interest paid - $4; income taxes paid - $136; and income taxes received - $8,491

Note 2. Summary of Significant Accounting Policies and Estimates

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of AEGON USA, LLC (“AUSA”). AUSA is an indirect wholly owned subsidiary of AEGON N.V., a public limited liability company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty-five countries in Europe, the Americas, and Asia and are also active in savings and asset management operations, accident and health insurance, general insurance and to a limited extent banking operations.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity to GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, value of business acquired, goodwill, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.

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

To understand the valuation methodologies used by third-party pricing services, the Company reviews and monitors their applicable methodology documents. Any changes to their methodologies are noted and reviewed for reasonableness. In addition, the Company performs periodic in-depth reviews of prices received from third-party pricing services. The objective for such reviews is to demonstrate that the Company can corroborate detailed information such as assumptions, inputs and methodologies used in pricing individual securities against documented pricing methodologies. Only third-party pricing services and brokers with a substantial presence in the market and with appropriate experience and expertise are used.

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

Other-than-temporary impairments (“OTTI”)

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e., company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, i) certain credit-related events such as default of principal or interest payments by the issuer, ii) bankruptcy of issuer, iii) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

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

Limited partnerships

At December 31, 2014, the Company had investments in two limited partnerships that were not publicly traded. Both partnerships are carried at estimated fair value for which one is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis and the other from which management is able to determine that observable market inputs have been used. At December 31, 2013, the Company had an investment in one limited partnership that was not publicly traded. This partnership was carried at estimated fair value which is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. The valuation utilizing the underlying financial statements is on a one quarter lag.

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

Policy loans

Policy loans on insurance contracts are stated at unpaid principal balances. The fair value of policy loans approximates their book value. Policy loans are fully collateralized by the account value of the associated insurance contracts, and the spread between the policy loan interest rate and the interest rate credited to the account value held as collateral is fixed.

Derivatives and hedge accounting

Derivatives are primarily used by the Company to manage risk associated with interest rate or equity market risk or volatility. Freestanding derivatives are carried in the Balance Sheets at fair value. If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the fair value of the derivatives are reported in net derivative gains (losses) in the Statements of Income.

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

Checks Not Yet Presented for Payment

The Company’s checks not yet presented for payment consists of checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account; therefore, the outstanding checks represent immediately payable liabilities. As the recipients of these checks have generally not yet received payment, the Company classifies the outstanding checks as a liability. Checks not yet presented for payment are classified in the cash flows from operating activities section of the Company’s Statement of Cash Flows.

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

For acquired annuity and variable life insurance contracts, VOBA is amortized in proportion to gross profits arising principally from investment margins, mortality and expense margins, rider margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. Revisions in estimates result in changes to the amounts amortized in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. See Note 5 to the financial statements for further discussion.

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

At December 31, 2014 and 2013, variable annuities accounted for the Company’s entire DAC asset. See Note 5 to the Financial Statements for further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At December 31, 2014 and 2013, variable annuities accounted for the Company’s entire DSI asset. See Note 5 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is to be performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed annual tests of goodwill at December 31, 2014, 2013, and 2012 and determined there was no impairment of goodwill.

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

	2014	2013
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	0.25% - 4.90%	0.25% - 4.90%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 0.01% to 7.44% during 2014 and 2013. See Note 6 to the Financial Statements for further discussion.

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

Subsequent Events

The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued, provided they give evidence of conditions that existed at the balance sheet date. See Note 15 to the Financial Statements for further discussion.

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

ASC 220, Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to provide information about significant items reclassified out of accumulated other comprehensive income (“AOCI”) by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2012. The Company adopted the guidance on January 1, 2013, which affects disclosures but did not impact the Company’s results of operations or financial position.

ASC 740, Income Taxes

In July 2013, the FASB issued ASU 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The guidance requires that the liability related to certain unrecognized tax benefits should be offset against a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. The guidance is effective prospectively for annual reporting periods, and interim periods within those years, beginning after December 15, 2013, with early application permitted. The Company early adopted the guidance in the third quarter of 2013, which affects disclosures but did not impact the Company’s results of operations or financial position. See Note 7 to the Financial Statements for further discussion.

Future Accounting Guidance

ASC 860, Transfers and Servicing

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings and amends accounting for repurchase financings. It also requires disclosure for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings and (2) certain transactions accounted for as a sale. The guidance will be effective for the Company on January 1, 2015, except for disclosure requirements for certain transactions accounted for as secured borrowings which will be effective on April 1, 2015. The Company does not expect the new accounting requirements to impact the Company’s results of operations or financial position and is evaluating the impact that adoption will have on the Company’s disclosures.

ASC 205, Presentation of Financial Statements

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (ASC Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires an entity’s management to evaluate whether there are conditions or events that, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. It also requires disclosures under certain circumstances. The guidance is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. Implementation of the ASC will not affect the Company’s financial position or results of operations. The Company is in the process of reviewing its policies and processes to ensure compliance with the new guidance.

ASC 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. ASU 2014-09 will be effective for the Company on January 1, 2017, using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company has not yet selected a transition method and is evaluating the impact that adoption of this update is expected to have on the Company’s financial statements.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,177,409	$-	$1,177,409
Asset-backed securities	-	124,686	8,474	133,160
Commercial mortgage-backed securities	-	100,801	-	100,801
Residential mortgage-backed securities	-	45,447	-	45,447
Municipals	-	800	-	800
Government and government agencies
United States	400,251	-	-	400,251
Foreign	3,564	6,481	-	10,045

Total fixed maturity AFS securities (a)	403,815	1,455,624	8,474	1,867,913
Equity securities (a)
Banking securities	-	29,702	-	29,702
Industrial securities	-	6,256	-	6,256

Total equity securities (a)	-	35,958	-	35,958
Cash equivalents (b)	-	232,509	-	232,509
Derivative assets (f)	-	1,055	-	1,055
Limited partnerships (c)	-	60,432	4,086	64,518
Separate Accounts assets (d)	6,771,369	-	-	6,771,369

Total assets	$7,175,184	$1,785,578	$12,560	$8,973,322

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$633	$633
Derivative liabilities (f)	-	18,744	-	18,744

Total liabilities	$-	$18,744	$633	$19,377

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,155,637	$1,596	$1,157,233
Asset-backed securities	-	110,067	4,832	114,899
Commercial mortgage-backed securities	-	110,146	-	110,146
Residential mortgage-backed securities	-	51,634	-	51,634
Municipals	-	773	-	773
Government and government agencies
United States	273,781	-	-	273,781
Foreign	3,635	6,204	-	9,839

Total fixed maturity AFS securities (a)	277,416	1,434,461	6,428	1,718,305
Equity securities (a)
Banking securities	-	28,386	-	28,386
Industrial securities	151	6,066	-	6,217

Total equity securities (a)	151	34,452	-	34,603
Cash equivalents (b)	-	299,784	-	299,784
Derivative assets (f)	-	858	-	858
Limited partnerships (c)	-	-	5,044	5,044
Separate Accounts assets (d)	7,342,243	-	-	7,342,243

Total assets	$7,619,810	$1,769,555	$11,472	$9,400,837

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$(17,528)	$(17,528)
Derivative liabilities (f)	-	50,930	-	50,930

Total liabilities	$-	$50,930	$(17,528)	$33,402

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At December 31, 2014 and 2013, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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

(f)

Level 2 derivatives include inflation swaps, variance swaps, total return swaps, and credit default swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date from the last reset date, multiplied by the notional value of the swap. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard and Poor’s 500 Composite Stock Price Index (“S&P”) at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default which is modeled using an arbitrage free credit spread model.

During 2014 and 2013, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$5,044	$6,428	$6,548	$91
Change in unrealized losses (b)	-	(72)	-	(404)
Purchases	-	-	-	16,817
Sales	(962)	(30)	(1,351)	(101)
Transfers into Level 3	-	3,744	-	3,677
Transfers out of Level 3	-	(1,596)	-	(13,668)
Changes in valuation (c)	4	-	(153)	16

Balance at end of period (a)	$4,086	$8,474	$5,044	$6,428

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss).
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The increase in Level 3 fixed maturity AFS securities at December 31, 2014 was due to a security transferring from Level 2 to Level 3 due to the unavailability of market observable data. The increase was partially offset by a security transferring from Level 3 to Level 2 due to the availability of market observable data. The increase in Level 3 fixed maturity AFS securities at December 31, 2013 was driven by the purchase of five securities at Level 3 within the period. The increase was partially offset by two securities transferring from Level 3 to Level 2 due to the availability of market observable data from an external source.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 30 basis points (“bps”) and 45 bps at December 31, 2014 and 2013, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.3% and 23.9% at December 31, 2014 and 2013, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (b)	$21,776	$(39,345)	$41	$81,222	$(90,019)	$41
Changes in interest rates (a)	30,760	(26,759)	-	(35,661)	26,663	-
Changes in equity markets (a)	762	2,330	463	(15,488)	25,483	-
Other (a)	7,404	3,201	-	(8,297)	(1,472)	-

Balance at end of period (b)	$60,702	$(60,573)	$504	$21,776	$(39,345)	$41

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During 2014, the change in GMWB and GMIB reinsurance reserves was primarily driven by declining interest rates and updated policyholder behavior assumptions. During 2013, the change in GMWB and GMIB reinsurance reserves was primarily driven by increased interest rates, updated policyholder behavior assumptions and better than expected equity market performance. During 2014, the change in the SALB reserve was due to an increase in fees collected.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at December 31, 2014 and 2013:

Description	December 31, 2014 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$8,474

Total fixed maturity securities	8,474	Broker	Not applicable	Not applicable
Limited partnership	4,086	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$12,560

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,702	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(60,573)	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits - SALB	504	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$633

Description	December 31, 2013 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Corporate securities	$1,596
Asset-backed securities	4,832

Total fixed maturity securities	6,428	Broker	Not applicable	Not applicable
Limited partnership	5,044	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$11,472

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$21,776	Discounted cash flows	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(39,345)	Discounted cash flows	Own credit risk	45 bps
			Long-term volatility	25%
Future policy benefits - SALB	41	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$(17,528)

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

(2)	The SALB is a relatively new product with fewer than 150 policies. Due to the small size of this block the liability was determined based on fees earned.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at December 31, 2014 and 2013:

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$71,433	$71,433
Policy loans (b)	-	681,071	-	681,071

Total assets	$-	$681,071	$71,433	$752,504

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$51,508	$51,508
Policy loans (b)	-	710,087	-	710,087

Total assets	$-	$710,087	$51,508	$761,595

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The fair value of policy loans approximates their book value.

Note 4. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2014 and 2013 were:

	December 31, 2014
	Amortized Cost/Cost	Gross Unrealized		Estimated	OTTI in AOCI(1)
		Gains	Losses	Fair Value
Fixed maturity AFS securities
Corporate securities	$1,095,082	$89,852	$(7,525)	$1,177,409	$-
Asset-backed securities	127,803	5,743	(386)	133,160	(97)
Commercial mortgage-backed securities	96,594	4,341	(134)	100,801	-
Residential mortgage-backed securities	42,205	3,244	(2)	45,447	-
Municipals	916	-	(116)	800	-
Government and government agencies
United States	334,448	65,805	(2)	400,251	-
Foreign	8,673	1,372	-	10,045	-

Total fixed maturity AFS securities	$1,705,721	$170,357	$(8,165)	$1,867,913	$(97)

Equity securities
Banking securities	$28,137	$2,135	$(570)	$29,702	$-
Industrial securities	5,791	465	-	6,256	-

Total equity securities	$33,928	$2,600	$(570)	$35,958	$-

	December 31, 2013
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI(1)
Fixed maturity AFS securities
Corporate securities	$1,083,348	$82,645	$(8,760)	$1,157,233	$-
Asset-backed securities	112,018	3,862	(981)	114,899	(726)
Commercial mortgage-backed securities	106,041	6,136	(2,031)	110,146	-
Residential mortgage-backed securities	47,862	3,773	(1)	51,634	-
Municipals	919	-	(146)	773	-
Government and government agencies
United States	271,261	10,585	(8,065)	273,781	-
Foreign	8,756	1,083	-	9,839	-

Total fixed maturity AFS securities	$1,630,205	$108,084	$(19,984)	$1,718,305	$(726)

Equity securities
Banking securities	$28,136	$1,070	$(820)	$28,386	$-
Industrial securities	5,926	291	-	6,217	-

Total equity securities	$34,062	$1,361	$(820)	$34,603	$-

(1)

Represents other than temporary impairments (“OTTI”) in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $3,202 and $922 of unrealized gains at December 31, 2014 and 2013, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2014 and 2013 were:

	December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,615,944	$1,776,153	$1,571,119	$1,654,010
Below investment grade	89,777	91,760	59,086	64,295

Total fixed maturity AFS securities	$1,705,721	$1,867,913	$1,630,205	$1,718,305

At December 31, 2014 and 2013 the estimated fair value of fixed maturity securities rated BBB- were $107,865 and $117,465, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2014 and 2013 by contractual maturities were:

	December 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$61,405	$62,356	$11,751	$11,992
Due after one year through five years	480,098	514,063	344,357	369,929
Due after five years through ten years	453,522	481,957	586,004	628,131
Due after ten years	444,094	530,129	422,172	431,574

	1,439,119	1,588,505	1,364,284	1,441,626
Mortgage-backed securities and other asset-backed securities	266,602	279,408	265,921	276,679

Total fixed maturity AFS securities	$1,705,721	$1,867,913	$1,630,205	$1,718,305

In the preceding table fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company did not hold any trading securities during the years ended 2014 and 2013. During 2012, there was $101 of investment income on fixed maturity trading securities recorded in net investment income in the Statements of Income. During 2012 there was $1,069 of income recognized from the change in the fair value on fixed maturity trading securities recorded in net investment income in the Statements of Income. The Company recognized losses of $960 during 2012 on the conversion of fixed maturity trading securities to preferred stock.

The Company had investment securities with an estimated fair value of $20,484 and $21,007 that were deposited with insurance regulatory authorities at December 31, 2014 and 2013, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$60,583	$64,799	$(4,216)
Asset-backed securities	70,078	70,188	(110)
Commercial mortgage-backed securities	528	529	(1)
Government and government agencies - United States	9,310	9,312	(2)
Equity securities - banking securities	8,050	8,500	(450)

Total fixed maturity and equity securities	148,549	153,328	(4,779)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,363	3,783	(420)
Residential mortgage-backed securities	9	9	-

Total fixed maturity and equity securities	3,372	3,792	(420)

Greater than one year
Fixed maturity AFS securities
Corporate securities	44,656	47,545	(2,889)
Asset-backed securities	6,721	6,997	(276)
Commercial mortgage-backed securities	8,504	8,637	(133)
Residential mortgage-backed securities	59	61	(2)
Municipals	800	916	(116)
Equity securities - banking securities	1,676	1,796	(120)

Total fixed maturity and equity securities	62,416	65,952	(3,536)

Total fixed maturity and equity securities	$214,337	$223,072	$(8,735)

	December 31, 2013
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$87,670	$91,425	$(3,755)
Asset-backed securities	63,709	64,265	(556)
Commercial mortgage-backed securities	1,478	1,526	(48)
Residential mortgage-backed securities	9	9	-
Municipals	773	919	(146)
Government and government agencies - United States	168,312	176,377	(8,065)
Equity securities - banking	9,476	10,296	(820)

Total fixed maturity and equity securities	331,427	344,817	(13,390)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	46,542	50,577	(4,035)
Asset-backed securities	3,164	3,207	(43)
Commercial mortgage-backed securities	21,230	23,213	(1,983)
Residential mortgage-backed securities	7	7	-

Total fixed maturity and equity securities	70,943	77,004	(6,061)

Greater than one year
Fixed maturity AFS securities
Corporate securities	17,768	18,738	(970)
Asset-backed securities	7,018	7,400	(382)
Residential mortgage-backed securities	80	81	(1)

Total fixed maturity and equity securities	24,866	26,219	(1,353)

Total fixed maturity and equity securities	$427,236	$448,040	$(20,804)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 95 and 113 at December 31, 2014 and 2013, respectively.

There were two securities in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20% at December 31, 2014. The securities had an estimated fair value of $3,221 with an unrealized loss of $2,665. At December 31, 2013 there was one security in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20%. The security had an estimated fair value of $1,695 with an unrealized loss of $461.

Unrealized gains (losses) incurred during the years ended December 31, 2014 and 2013 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
Assets
Fixed maturity securities	$162,192	$88,100
Equity securities	2,030	541
Cash flow hedges	2,296	1,813
Value of business acquired	(35,943)	(29,418)

	130,575	61,036

Liabilities
Income taxes - deferred	(21,333)	(21,333)

	(21,333)	(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$109,242	$39,703

The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. At December 31, 2014 and 2013, there were no adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale.

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity, and are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no prepayment premiums for the years ended December 31, 2014 and 2013.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at December 31, 2014 and 2013 was $36 and $27, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at December 31, 2104 or 2013. The change in the credit loss allowances on mortgage loans by type of property for the years ended December 31 was as follows:

	December 31,
Commercial	2014	2013
Balance at beginning of period	$27	$25
Provision	9	2

Balance at end of period	$36	$27

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, California, Washington, Minnesota, and Oregon which account for approximately 78% of mortgage loans at December 31, 2014.

The credit quality of mortgage loans by type of property for the years ended December 31 was as follows:

	December 31,
Commercial	2014	2013
AAA - AA	$21,378	$16,758
A	45,325	20,053
BBB	-	9,648

Total mortgage loans on real estate	66,703	46,459
Less: reserves	(36)	(27)

Total mortgage loans on real estate, net	$66,667	$46,432

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

Securities Lending

The following table provides a summary of the securities under securities lending agreements for years ended December 31:

	December 31,
	2014	2013
Payable for collateral under securities loaned	$265,236	$260,506
Amortized cost of securities out on loan	215,195	251,183
Estimated fair value of securities out on loan	260,060	247,221
Reverse Repurchase Agreements The following table provides a summary of the securities under reverse repurchase agreements for years ended December 31:
	December 31,
	2014	2013
Payable for reverse repurchase agreements	$644	$-
Amortized cost of securities pledged	634	-
Estimated fair value of securities pledged	646	-

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

The Company also uses equity collars to hedge equity risk. These derivatives were purchased in the fourth quarter of 2012 as part of a hedging program which, with a zero cost at issue, hedges a portion of equity market decline by selling a portion of market upside above the Company’s long-term expected return. The Company recognizes gains (losses) from the change in fair value of the equity collars in net derivative losses in the Statements of Income. The equity collar was disposed of during the fourth quarter of 2013 due to changing market conditions and business needs.

During the third quarter of 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation.

During the fourth quarter of 2014, the Company began writing credit default swaps enabling the Company to change the risk profile of the assets in the portfolio by enhancing the overall yield. As a writer of credit default swaps, the Company actively monitors the underlying asset, being careful to note any events (default or similar credit event) that would require the Company to perform on the credit default swap. If such events would take place, the Company has recourse provisions from the proceeds of the bankruptcy settlement of the underlying entity or by the sale of the underlying bond. In the event the representative issuer defaults on its debt obligation referenced in the contract, a payment equal to the notional amount of the contract will be made by the Company and recognized in net derivative gains (losses) on the Statement of Income.

The following table presents the notional and fair value for hedging instruments as of December 31, 2014 and 2013:

	Notional		Fair Value
	December 31,		December 31,
Derivative Type	2014	2013	2014	2013
Non-qualifying hedges
Short futures	$49,873	$55,877	$-	$-
Variance swaps	1,059	1,000	(3,243)	(5,579)
Total return swaps	852,910	686,679	(17,941)	(46,249)
Credit default swaps	170,000	-	2,017	-

Total non-qualifying hedges	1,073,842	743,556	(19,167)	(51,828)

Cash flow hedges
Interest rate swaps	49,884	49,884	1,478	1,756

Total cash flow hedges	49,884	49,884	1,478	1,756

Derivative Total	$1,123,726	$793,440	$(17,689)	$(50,072)

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	December 31,
Derivative Type	2014	2013	2012
Short futures	$(7,819)	$(33,021)	$(30,225)
Long futures	-	41,073	-
Variance swaps	(5,118)	(6,964)	(8,376)
Total return swaps	(60,439)	26,941	-
Interest rate swaps	(77)	(84)	-
Equity collar	-	(287,845)	(9,801)
Credit default swaps	(2,700)	-	-

Total	$(76,153)	$(259,900)	$(48,402)

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps as of December 31, 2014:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2014
Credit default swaps
Corporate debt	$100,000	A	June 2017 - December 2020
Sovereign debt	70,000	A	June 2017 - December 2020

Credit default swaps total	$170,000

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in			Net Realized Gains (Losses) Recognized in
	OCI on Derivative (Effective Portion)			Income on Derivative (Ineffective Portion)
	December 31,			December 31,
	2014	2013	2012	2014	2013	2012
Interest rate swaps	$483	$1,813	$-	$(77)	$(84)	$-

Total	$483	$1,813	$-	$(77)	$(84)	$-

		Gain (Loss) Reclassified from
		AOCI into Income (Effective Portion)
		December 31,
	Location	2014	2013	2012
Interest rate swaps	Net investment income	$(761)	$(57)	$-

Total		$(761)	$(57)	$-

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of December 31, 2014, the before-tax deferred net losses on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income during the next twelve months are ($761). This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At December 31, 2014 and 2013, the Company has pledged securities in the amount of $27,862 and $31,213, respectively, to counterparties. The Company did not receive cash collateral from counterparties at December 31, 2014 and 2013.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $3,235 and $8,452 as of December 31, 2014 and 2013, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties. The following tables present the offsetting of derivative assets for the periods ended December 31, 2014 and 2013:

	December 31, 2014
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Assets Presented
	Gross Amounts of	Offset in the	in the	Financial	Collateral
Description	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Derivatives	$5,467	$4,412	$1,055	$-	$-	$1,055

Total	$5,467	$4,412	$1,055	$-	$-	$1,055

	December 31, 2013
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Assets Presented
	Gross Amounts of	Offset in the	in the	Financial	Collateral
Description	Recognized Assets	Balance Sheet	Balance Sheet	Instruments	Received	Net Amount
Derivatives	$1,756	$898	$858	$451	$-	$407

Total	$1,756	$898	$858	$451	$-	$407

The following tables present the offsetting of derivative liabilities for the periods ended December 31, 2014 and 2013:

	December 31, 2014
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Liabilities Presented
	Gross Amounts of	Offset in the	in the	Financial	Collateral
Description	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Derivatives	$23,156	$4,412	$18,744	$-	$17,637	$1,107

Total	$23,156	$4,412	$18,744	$-	$17,637	$1,107

	December 31, 2013
				Gross Amounts Not Offset in the
				Balance Sheet
			Net Amounts of
		Gross Amounts	Liabilities Presented
	Gross Amounts of	Offset in the	in the	Financial	Collateral
Description	Recognized Liabilities	Balance Sheet	Balance Sheet	Instruments	Pledged	Net Amount
Derivatives	$51,828	$898	$50,930	$-	$29,235	$21,695

Total	$51,828	$898	$50,930	$-	$29,235	$21,695

There were no other financial assets or financial liabilities as of December 31, 2014 and 2013 that were subject to offsetting.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

	2014	2013	2012
Fixed maturity AFS securities	$72,568	$80,560	$81,650
Fixed maturity trading securities	-	-	209
Equity securities	2,091	2,083	2,070
Limited partnerships	436	(153)	(116)
Mortgage loans on real estate	3,100	3,275	3,527
Policy loans	36,765	38,334	40,833
Cash and cash equivalents	559	619	934
Derivatives	4,478	1,573	-
Other	351	366	420

Gross investment income	120,348	126,657	129,527
Less: investment expenses	(3,410)	(5,524)	(4,244)

Net investment income	$116,938	$121,133	$125,283

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2014	2013	2012
Proceeds	$106,257	$756,322	$267,437
Gross realized investment gains	4,754	9,598	8,021
Gross realized investment losses	(867)	(13,787)	(253)

Proceeds on AFS securities sold at a realized loss	27,987	296,028	6,647

Net realized investment gains (losses) for the years ended December 31 were as follows:

	2014	2013	2012
Fixed maturity AFS securities	$3,753	$(5,103)	$7,378
Equity securities	30	171	30
Mortgage loans on real estate	(1,997)	(2)	2
Adjustment related to VOBA	842	439	(561)

Net realized investment gains (losses)	$2,628	$(4,495)	$6,849

During the first quarter of 2014 the Company impaired a mortgage loan which was subsequently sold during the third quarter of 2014 for a ($1,997) realized loss. There were no impaired mortgage loans in periods ended December 31, 2013 and 2012.

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company as of the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	December 31,
	2014	2013
Balance at beginning of period	$714	$1,420
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	104	436
Accretion of credit loss impairments previously recognized	(1,003)	(1,142)

Balance at end of period	$(185)	$714

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	2014	2013	2012
Gross OTTI losses on securities	$104	$743	$360
Net OTTI loss recognized in OCI	-	-	-

Net OTTI losses	104	743	360
VOBA	-	(35)	(35)

Net OTTI losses recognized in income	$104	$708	$325

During 2014 the Company impaired its holding of a previously OCI impaired 2006 vintage residential mortgage backed security (“RMBS”) and a previously OCI impaired 2007 vintage RMBS due to adverse changes in cash flows.

During 2013, the Company had an intent to sell impaired corporate bond, two previously OCI impaired 2007 vintage RMBS and one 2006 vintage RMBS due to adverse changes in cash flows.

During 2012, the Company impaired several RMBS due to adverse changes in cash flows.

Note 5. VOBA, DAC, and DSI

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at December 31, 2014 and 2013 and 9% at December 31, 2012.

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2014	2013
Balance at beginning of period	$284,602	$268,541
Amortization expense	(17,405)	(17,432)
Unlocking	6,565	12,662
Adjustment related to realized gains on investments and OTTI	842	439
Adjustment related to unrealized (gains) losses and OTTI on investments	(6,525)	20,392

Balance at end of period	$268,079	$284,602

During 2014, the decrease in VOBA was primarily driven by amortization expense from lower favorable equity market performance and a decrease in adjustments related to unrealized (gains) losses and OTTI on investments resulting from increased unrealized gains during the year. The change in unlocking was driven by lower favorable equity market performance resulting in amortization and favorable unlocking.

The estimated future amortization of VOBA from 2015 to 2019 is as follows:

2015	$23,833
2016	22,309
2017	21,196
2018	19,707
2019	18,188

DAC and DSI

The change in the carrying amount of DAC and DSI for the years ended December 31 was as follows:

	DAC	DSI
Balance, January 1, 2013	$47,388	$10,004
Capitalization	422	63
Amortization	(10,750)	(2,222)
Unlocking	(2,191)	(301)

Balance, December 31, 2013	34,869	7,544
Capitalization	190	27
Accretion	3,690	917
Unlocking	2,378	863

Balance, December 31, 2014	$41,127	$9,351

The increase in DAC and DSI in 2014 was primarily driven by updated policyholder assumptions and underperforming Separate Accounts during the year which resulted in accretion and favorable unlocking as compared to 2013.

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2014
Net amount at risk (a)	$717,444	$9,511	$119,712
Average attained age of contract owners	71	66	75
Weighted average period remaining until expected annuitization	N/A	0.7 Years	N/A

2013
Net amount at risk (a)	$797,777	$6,581	$90,843
Average attained age of contract owners	72	66	74
Weighted average period remaining until expected annuitization	N/A	1.7 Years	N/A

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2013	$144,043	$58,792
Guaranteed benefits incurred	33,192	14,334
Guaranteed benefits paid	(27,269)	(879)
Unlocking	(27,476)	(8,443)

Balance, December 31, 2013	122,490	63,804
Guaranteed benefits incurred	29,372	11,655
Guaranteed benefits paid	(27,516)	(1,261)
Unlocking	(12,251)	(4,423)

Balance, December 31, 2014	$112,095	$69,775

The change in reserves was primarily driven by a decrease in interest rates and updated policyholder assumptions during 2014 when compared to 2013.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2014
GMDB only	$1,526,652	$508,580	$421,177	$146,636	$2,603,045
GMDB and GMIB	963,229	273,678	130,170	222,413	1,589,490
GMDB and GMWB	350,195	106,693	2,712	154,544	614,144
GMWB only	144,587	43,950	1,805	62,323	252,665
GMIB only	88,566	23,688	1,840	42,583	156,677
No guaranteed benefit	17,657	4,887	585	14,153	37,282

Total	$3,090,886	$961,476	$558,289	$642,652	$5,253,303

2013
GMDB only	$1,666,065	$575,859	$524,531	$112,005	$2,878,460
GMDB and GMIB	1,054,382	304,140	355,145	25,576	1,739,243
GMDB and GMWB	384,365	117,558	173,729	1,683	677,335
GMWB only	155,446	47,263	67,787	1,925	272,421
GMIB only	95,742	25,850	46,877	1,950	170,419
No guaranteed benefit	18,100	5,083	14,744	741	38,668

Total	$3,374,100	$1,075,753	$1,182,813	$143,880	$5,776,546

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2014	2013
Balanced	$671,430	$684,445
Equity	578,149	587,129
Bond	154,326	168,667
Money Market	114,161	125,456

Total	$1,518,066	$1,565,697

Note 7. Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31:

	2014	2013	2012
		As Restated
Provisions for income taxes computed at Federal statutory rate (35%)	$13,635	$(48,278)	$33,753
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(7,861)	(8,960)	(8,120)
Tax credits	(416)	(520)	(919)
Valuation allowance on deferred tax assets	(510)	133,499	(90,402)
Provision to return adjustment	558	(1,740)	910
State taxes	(92)	2,082	(2,976)
Unrecognized tax benefits	110	283	126
Other	-	-	(224)

Income tax provision	$5,424	$76,366	$(67,852)

The effective tax rate was not meaningful for the twelve months ended December 31, 2014, 2013, and 2012. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

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

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2014	2013
		As Restated
Deferred tax assets
Tax DAC	$44,525	$59,164
Net operating loss carryforward	184,806	169,375
Intangible assets	40,355	45,501
Policyholder reserves	39,840	49,490
Tax credits	12,790	12,308
Other	1,652	1,847

Total deferred tax assets	323,968	337,685
Valuation allowance	(113,406)	(139,295)

Net deferred tax assets	210,562	198,390

Deferred tax liabilities
Book DAC and VOBA	115,270	118,119
Policyholder reserves	31,440	39,084
Investments	68,686	40,781

Total deferred tax liabilities	215,396	197,984

Total net deferred tax asset (liability)	$(4,834)	$406

The provision for income tax expense (benefit) consists of the following for the years ended:

	December 31,
	2014	2013	2012
		As Restated
Current federal income tax expense (benefit)	$181	$(61)	$1,260
Current state income tax expense (benefit)	-	158	(478)
Deferred federal income tax expense (benefit)	5,385	73,218	(64,525)
Deferred state income tax expense (benefit)	(142)	3,051	(4,109)

Total income tax expense (benefit)	$5,424	$76,366	$(67,852)

The provision for income tax receivable (payable) consists of the following for the periods ending December 31:

	December 31,
	2014	2013
		As Restated
Current federal income tax receivable (payable)	$(179)	$508
Current state income tax receivable (payable)	(96)	118
Deferred federal income tax payable	(5,895)	(513)
Deferred state income tax receivable	1,061	919

Net income tax receivable (payable)	$(5,109)	$1,032

At December 31, 2014 and 2013 (As Restated), the Company had a tax valuation allowance for deferred tax assets of $113,406 and $139,295, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the loss carryforwards and other assets are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The error that was identified during the preparation of the Company’s 2014 financial statements, which required a restatement of the Company’s financial statements as of the year ended December 31, 2013 and the three quarters of 2014 relate to the complexity of the tax valuation allowance calculation.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,041 (gross $8,689) and $2,931 (gross $8,374) that should not be recognized at December 31, 2014 and 2013, respectively, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2013, 2012, 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2014	2013
Balance at beginning of period	$2,931	$2,648
Additions for tax positions of prior years	110	283

Balance at end of period	$3,041	$2,931

At December 31, 2014 and 2013, the Company had an operating loss carryforward for federal income tax purposes of $505,102 (net of the ASC 740 reduction of $8,689) and $459,738 (net of the ASC 740 reduction of $8,374), respectively, with a carryforward period of fifteen years that expire at various dates up to 2029. At December 31, 2014 and 2013, the Company had a capital loss carryforward of $2,468 and $4,127, respectively, for federal income tax purposes with a carryforward period of five years that will expire in 2018. At December 31, 2014 and 2013, the Company had a foreign tax credit carryforward of $8,574 and $8,093, respectively, with a carryforward period of ten years that will expire at various dates up to 2024. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 at December 31, 2014 and 2013, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. These amounts are included in insurance expenses and taxes on the Statements of Income. The Company did not incur or recognize any penalties in its financial statements at December 31, 2014, 2013, and 2012. The Company recognized interest income of ($1), less than ($1), and ($30) at December 31, 2014, 2013, and 2012 respectively.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined the Transamerica Corporation consolidated income tax group. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. As of December 31, 2014, the Company recognized capital contributions from Transamerica Corporation in connection with the tax allocation agreement in the amount of $179,029. There were no capital contributions or return of capital in 2013. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. A consolidated tax return was filed for 2013. An examination by the Internal Revenue Service is in progress for the years 2011 and 2012. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return has not yet been filed for 2014.

Note 8. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the years ended December 31:

	2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$38,533	$1,170	$39,703
OCI before reclassifications	68,979	(179)	68,800
Amounts reclassified from AOCI	248	491	739

Net current period OCI	69,227	312	69,539

Ending balance	$107,760	$1,482	$109,242

	2013
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$96,710	$-	$96,710
OCI before reclassifications	(43,440)	1,133	(42,307)
Amounts reclassified from AOCI	(14,737)	37	(14,700)

Net current period OCI	(58,177)	1,170	(57,007)

Ending balance	$38,533	$1,170	$39,703

	2012
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$75,229	$-	$75,229
OCI before reclassifications	24,082	-	24,082
Amounts reclassified from AOCI	(2,601)	-	(2,601)

Net current period OCI	21,481	-	21,481

Ending balance	$96,710	$-	$96,710

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the years ended December 31:

	Amount Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
AOCI Components	2014	2013	2012
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(281)	$23,204	$4,327	Net realized investment gains (losses)
				Portion of OTTI previously recognized
	(104)	(356)	(294)	in OCI

	(385)	22,848	4,033	Total before tax
	(137)	8,111	1,432	Tax expense (benefit)

	$(248)	$14,737	$2,601	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$(761)	$(57)	$-	Net investment income

	(761)	(57)	-	Total before tax
	(270)	(20)	-	Tax benefit

	$(491)	$(37)	$-	Net of tax

Total amounts reclassified from AOCI	$(739)	$14,700	$2,601

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

The Company’s statutory net income (loss) for the years ended December 31, 2014, 2013, and 2012 was $201,479, $196,612, and $178,189, respectively.

Statutory capital and surplus at December 31, 2014 and 2013 was $912,090 and $733,415, respectively. At December 31, 2014 and 2013, approximately $309,501 and $438,112, respectively, of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2014, the Company paid a $100,000 dividend and received $179,029 in capital contributions to or from AUSA. During 2013, the Company did not pay any dividends or receive any capital contributions to or from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2014 and 2013, based on the RBC formula, the Company’s total adjusted capital level was significantly above the minimum amount of capital required to avoid regulatory action.

The Company has been given a verbal notification by the Insurance Department of the State of Arkansas of a financial examination for the period January 1, 2010 through December 31, 2014. The examination is expected to start during the second quarter of 2015.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2014 and 2013, net reinsurance payable was ($49) and ($249), respectively. The Company did not have a reinsurance reserve at December 31, 2014 and 2013.

At December 31, 2014, the Company had the following life insurance in force:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$5,289,416	$197,152	$879	$5,093,143	0.02%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and a GMDB provision to the extent reinsurance capacity is available in the marketplace. At December 31, 2014, 36% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2013, 36% and 6% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 11. Related Party Transactions

At December 31, 2014, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2014, 2013 and 2012, the Company incurred $9,690, $10,751, and $11,514, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On June 27, 2014, the Company entered into an intercompany short-term note receivable with AUSA for $50,000 with an interest rate of 0.11% that was paid off in December 2014. On May 21, 2013, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.10% that was paid off in December 2013. During 2014, 2013 and 2012, the Company accrued and/or received $27, $29, and $0 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2014, 2013 and 2012, the Company incurred $89, $90, and $86, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans. There were no mortgage loan origination fees during 2014, 2013 and 2012, respectively.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2014, 2013 and 2012, the Company incurred $1,770, $1,673, and $1,625, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2014, 2013 and 2012, the Company incurred $30,836, $32,414, and $32,546, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2014, 2013 and 2012, the Company incurred $406, $410 and $405, respectively, in expenses under this agreement. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2014, 2013 and 2012, the Company received $2,584, $1,873, and $1,737, respectively, in revenue under these agreements. Revenue attributable to this agreement is included in policy charge revenue.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the years ended December 31, was as follows:

	2014	2013	2012
Investments purchased from affiliates:
AFS fixed maturities	$137,281	$-	$68,685
Limited partnerships	60,000	-	-
Derivatives	-	15,097	-

Investments sold to affiliates:
AFS fixed maturities	$24,844	$1,698	$9,714
Mortgage loans on real estate	2,038	-	-

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 12. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time an insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2014 and 2013, the Company’s estimated liability for future guaranty fund assessments was $144 and $202, respectively. In addition, the Company has a receivable for future premium tax deductions of $4,473 and $4,588 at December 31, 2014 and 2013, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

	Annuity	Life Insurance	Total
2014
Net revenues (a)	$94,483	$77,628	$172,111
Amortization of VOBA	928	9,912	10,840
Policy benefits (net of reinsurance recoveries)	38,893	38,984	77,877
Income tax expense (benefit)	(2,796)	8,220	5,424
Net income	19,224	14,309	33,533

2013
Net revenues (a)	$(92,674)	$78,666	$(14,008)
Amortization of VOBA	34	4,736	4,770
Policy benefits (net of reinsurance recoveries)	6,421	40,451	46,872
Income tax expense	62,353	14,013	76,366
Net income (loss)	(224,439)	10,137	(214,302)

2012
Net revenues (a)	$127,544	$80,750	$208,294
Amortization of VOBA	24,267	3,547	27,814
Policy benefits (net of reinsurance recoveries)	(24,028)	43,028	19,000
Income tax expense (benefit)	(68,731)	879	(67,852)
Net income	142,182	22,108	164,290

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2014
Annuity	$7,119,636	$523,797
Life Insurance	2,988,805	1,138,164

Total	$10,108,441	$1,661,961

2013
Annuity	$7,478,252	$519,315
Life Insurance	3,078,223	1,187,153

Total	$10,556,475	$1,706,468

Note 14. Quarterly Unaudited Financial Information

As a result of the tax error related to the scheduling of certain deferred tax liabilities, identified in the period ended December 31, 2013, the Company has restated the unaudited interim financial statements for March 31, 2014, June 30, 2014, and September 30, 2014. The impact of the tax adjustments by period are shown below. Additionally, other out-of-period errors have been corrected in the periods to which they relate. These adjustments are not material, individually or in the aggregate, to either the 2014 quarterly periods or any previously issued financial statements. In addition, “Policyholder account balances” of $5,577, $10,989, and $15,235 was reclassified on the Balance Sheet to “Future policy benefits” as of March 31, 2014, June 30, 2014 and September 30, 2014, respectively. The following tables compare the previously reported Balance Sheets as of March 31, 2014, June 30, 2014 and September 30, 2014 and the previously reported Statements of Income, Comprehensive Income (Loss), Stockholder’s Equity, and Cash Flows for the periods ended March 31, 2014, June 30, 2014 and September 30, 2014 to the corresponding restated financial statements.

Transamerica Advisors Life Insurance Company

Balance Sheet (unaudited)

	March 31, 2014
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: $1,583,423)	$1,706,347	$-	$-	$1,706,347
Equity available-for-sale securities, at estimated fair value (cost: $33,927)	36,040	-	-	36,040
Limited partnerships	5,021	-	-	5,021
Mortgage loans on real estate	44,471	-	-	44,471
Policy loans	702,177	-	-	702,177
Derivative assets	96	-	-	96

Total investments	2,494,152	-	-	2,494,152

Cash and cash equivalents	343,143	-	-	343,143
Accrued investment income	33,798	-	-	33,798
Deferred policy acquisition costs	33,382	-	1,900	35,282
Deferred sales inducements	7,592	-	-	7,592
Value of business acquired	281,346	-	(2,000)	279,346
Goodwill	2,800	-	-	2,800
Income taxes - net	-	528	-	528
Reinsurance receivables - net	2,862	-	-	2,862
Receivable for investments sold - net	2,014	-	-	2,014
Other assets	34,736	-	-	34,736
Separate Accounts assets	7,191,736	-	-	7,191,736

Total Assets	$10,427,561	$528	$(100)	$10,427,989

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Balance Sheet - Continued (unaudited)

	March 31, 2014
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)		As Restated
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,257,003	$-	$(7,777	)(2)	$1,249,226
Future policy benefits	402,146	-	9,277	(2)	411,423
Claims and claims settlement expenses	43,241	-	-		43,241

Total policyholder liabilities and accruals	1,702,390	-	1,500		1,703,890

Payables for collateral under securities loaned	268,609	-	-		268,609
Checks not yet presented for payment	7,818	-	-		7,818
Derivative liabilities	18,756	-	-		18,756
Income taxes - net	66,585	(65,905)	(680)		-
Affiliated payables - net	4,338	-	-		4,338
Other liabilities	3,040	-	-		3,040
Separate Accounts liabilities	7,191,736	-	-		7,191,736

Total Liabilities	9,263,272	(65,905)	820		9,198,187

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	-	-		2,500
Additional paid-in capital	1,372,161	-	-		1,372,161
Accumulated other comprehensive income, net of taxes	58,384	10,284	-		68,668
Retained deficit	(268,756)	56,149	(920)		(213,527)

Total Stockholder’s Equity	1,164,289	66,433	(920)		1,229,802

Total Liabilities and Stockholder’s Equity	$10,427,561	$528	$(100)		$10,427,989

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in Other Adjustments is a reclassification of $5,577 from “Policyholder account balances” to “Future policy benefits”.

Transamerica Advisors Life Insurance Company

Balance Sheet (unaudited)

	June 30, 2014
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: $1,692,890)	$1,845,691	$-	$-	$1,845,691
Equity available-for-sale securities, at estimated fair value (cost: $33,927)	36,929	-	-	36,929
Limited partnerships	30,214	-	-	30,214
Mortgage loans on real estate	43,864	-	-	43,864
Policy loans	692,331	-	-	692,331

Total investments	2,649,029	-	-	2,649,029

Cash and cash equivalents	243,054	-	-	243,054
Accrued investment income	41,251	-	-	41,251
Deferred policy acquisition costs	33,753	-	1,900	35,653
Deferred sales inducements	7,697	-	-	7,697
Value of business acquired	275,205	-	(2,000)	273,205
Goodwill	2,800	-	-	2,800
Income taxes - net	-	529	-	529
Reinsurance receivables - net	3,293	-	-	3,293
Affiliated short - term note receivable	50,000	-	-	50,000
Other assets	34,591	-	-	34,591
Separate Accounts assets	7,166,355	-	-	7,166,355

Total Assets	$10,507,028	$529	$(100)	$10,507,457

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Balance Sheet - Continued (unaudited)

	June 30, 2014
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)		As Restated
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,249,958	$-	$(13,189	)(2)	$1,236,769
Future policy benefits	385,915	-	14,689	(2)	400,604
Claims and claims settlement expenses	31,750	-	-		31,750

Total policyholder liabilities and accruals	1,667,623	-	1,500		1,669,123

Payables for collateral under securities loaned	253,030	-	-		253,030
Checks not yet presented for payment	6,903	-	-		6,903
Derivative liabilities	41,492	-	-		41,492
Income taxes - net	79,446	(78,766)	(680)		-
Affiliated payables - net	7,163	-	-		7,163
Payable for investments purchased - net	5,890	-	-		5,890
Other liabilities	7,257	-	-		7,257
Separate Accounts liabilities	7,166,355	-	-		7,166,355

Total Liabilities	9,235,159	(78,766)	820		9,156,213

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	-	-		2,500
Additional paid-in capital	1,465,955	-	-		1,465,955
Accumulated other comprehensive income, net of taxes	73,552	18,632	-		92,184
Retained deficit	(270,138)	60,663	(920)		(210,395)

Total Stockholder’s Equity	1,271,869	79,295	(920)		1,350,244

Total Liabilities and Stockholder’s Equity	$10,507,028	$529	$(100)		$10,507,457

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in Other Adjustments is a reclassification of $10,989 from “Policyholder account balances” to “Future policy benefits”.

98

Transamerica Advisors Life Insurance Company

Balance Sheet (unaudited)

	September 30, 2014
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: - $1,691,469)	$1,830,427	$-	$-	$1,830,427
Equity available-for-sale securities, at estimated fair value (cost: $33,927)	36,700	-	-	36,700
Limited partnerships	29,820	-	-	29,820
Mortgage loans on real estate	58,251	-	-	58,251
Policy loans	682,601	-	-	682,601
Derivative assets	6,051	-	-	6,051

Total investments	2,643,850	-	-	2,643,850

Cash and cash equivalents	295,652	-	-	295,652
Accrued investment income	36,208	-	-	36,208
Deferred policy acquisition costs	36,403	-	-	36,403
Deferred sales inducements	8,278	-	-	8,278
Value of business acquired	272,932	-	-	272,932
Goodwill	2,800	-	-	2,800
Income taxes - net	-	530	-	530
Reinsurance receivables - net	523	-	-	523
Affiliated short - term note receivable	50,000	-	-	50,000
Other assets	35,072	-	-	35,072
Separate Accounts assets	6,871,471	-	-	6,871,471

Total Assets	$10,253,189	$530	$-	$10,253,719

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Balance Sheet - Continued (unaudited)

	September 30, 2014
(dollars in thousands, except share data)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)		As Restated
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,234,752	$-	$(17,435	)(2)	$1,217,317
Future policy benefits	396,837	-	15,235	(2)	412,072
Claims and claims settlement expenses	37,851	-	-		37,851

Total policyholder liabilities and accruals	1,669,440	-	(2,200)		1,667,240

Payables for collateral under securities loaned, derivatives and reverse repurchase agreements	274,886	-	-		274,886
Checks not yet presented for payment	4,864	-	-		4,864
Derivative liabilities	7,332	-	-		7,332
Income taxes - net	128,572	(127,892)	(680)		-
Affiliated payables - net	8,144	-	-		8,144
Payable for investments purchased - net	11,336	-	-		11,336
Other liabilities	5,825	-	-		5,825
Separate Accounts liabilities	6,871,471	-	-		6,871,471

Total Liabilities	8,981,870	(127,892)	(2,880)		8,851,098

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	-	-		2,500
Additional paid-in capital	1,498,858	-	-		1,498,858
Accumulated other comprehensive income, net of taxes	68,897	16,070	-		84,967
Retained deficit	(298,936)	112,352	2,880		(183,704)

Total Stockholder’s Equity	1,271,319	128,422	2,880		1,402,621

Total Liabilities and Stockholder’s Equity	$10,253,189	$530	$-		$10,253,719

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in Other Adjustments is a reclassification of $15,235 from “Policyholder account balances” to “Future policy benefits”.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Three Months Ended March 31, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
Revenues
Policy charge revenue	$46,455	$-	$-	$46,455
Net investment income	28,845	-	-	28,845
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(100)	-	-	(100)

Net other-than-temporary impairment losses on securities recognized in income	(100)	-	-	(100)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	558	-	-	558

Net realized investment gains	458	-	-	458

Net derivative losses	(14,069)	-	-	(14,069)

Total Revenues	61,689	-	-	61,689

Benefits and Expenses
Interest credited to policyholder liabilities	13,674	-	-	13,674
Policy benefits (net of reinsurance recoveries:
$3,213)	20,571	-	(100)	20,471
Reinsurance premium ceded	1,602	-	-	1,602
Accretion of deferred policy acquisition costs	(180)	-	(170)	(350)
Accretion of value of business acquired	(47)	-	(100)	(147)
Insurance expenses and taxes	11,028	-	-	11,028

Total Benefits and Expenses	46,648	-	(370)	46,278

Income Before Taxes	15,041	-	370	15,411

Income Tax Expense	13,759	(13,759)	-	-

Net Income	$1,282	$13,759	$370	$15,411

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Three Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
Revenues
Policy charge revenue	$46,041	$-	$-	$46,041
Net investment income	29,983	-	-	29,983
Net realized investment gains
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	-	-	-

Net other-than-temporary impairment losses on securities recognized in income	-	-	-	-
Net realized investment gains, excluding other-than-temporary impairment losses on securities	545	-	-	545

Net realized investment gains	545	-	-	545

Net derivative losses	(37,924)	-	-	(37,924)

Total Revenues	38,645	-	-	38,645

Benefits and Expenses
Interest credited to policyholder liabilities	14,249	-	-	14,249
Policy benefits (net of reinsurance recoveries:
$833)	6,742	-	-	6,742
Reinsurance premium ceded	1,548	-	-	1,548
Accretion of deferred policy acquisition costs	(346)	-	-	(346)
Amortization of value of business acquired	1,199	-	-	1,199
Insurance expenses and taxes	12,121	-	-	12,121

Total Benefits and Expenses	35,513	-	-	35,513

Income Before Taxes	3,132	-	-	3,132

Income Tax Expense	4,514	(4,514)	-	-

Net Income (Loss)	$(1,382)	$4,514	$-	$3,132

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Six Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
Revenues
Policy charge revenue	$92,496	$-	$-	$92,496
Net investment income	58,828	-	-	58,828
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(100)	-	-	(100)

Net other-than-temporary impairment losses on securities recognized in income	(100)	-	-	(100)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	1,103	-	-	1,103

Net realized investment gains	1,003	-	-	1,003

Net derivative losses	(51,993)	-	-	(51,993)

Total Revenues	100,334	-	-	100,334

Benefits and Expenses
Interest credited to policyholder liabilities	27,923	-	-	27,923
Policy benefits (net of reinsurance recoveries:
$4,046)	27,313	-	(100)	27,213
Reinsurance premium ceded	3,150	-	-	3,150
Accretion of deferred policy acquisition costs	(526)	-	(170)	(696)
Amortization of value of business acquired	1,152	-	(100)	1,052
Insurance expenses and taxes	23,149	-	-	23,149

Total Benefits and Expenses	82,161	-	(370)	81,791

Income Before Taxes	18,173	-	370	18,543

Income Tax Expense	18,273	(18,273)	-	-

Net Income (Loss)	$(100)	$18,273	$370	$18,543

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Three Months Ended September 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
Revenues
Policy charge revenue	$45,930	$-	$-	$45,930
Net investment income	29,515	-	-	29,515
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(4)	-	-	(4)

Net other-than-temporary impairment losses on securities recognized in income	(4)	-	-	(4)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	1,294	-	-	1,294

Net realized investment gains	1,290	-	-	1,290

Net derivative gains	7,204	-	-	7,204

Total Revenues	83,939	-	-	83,939

Benefits and Expenses
Interest credited to policyholder liabilities	13,755	-	-	13,755
Policy benefits (net of reinsurance recoveries:
$146)	30,593	-	(3,700)	26,893
Reinsurance premium ceded	1,118	-	-	1,118
Accretion of deferred policy acquisition costs	(2,579)	-	1,900	(679)
Amortization of value of business acquired	6,877	-	(2,000)	4,877
Insurance expenses and taxes	11,284	-	-	11,284

Total Benefits and Expenses	61,048	-	(3,800)	57,248

Income Before Taxes	22,891	-	3,800	26,691

Income Tax Expense	51,689	(51,689)	-	-

Net Income (Loss)	$(28,798)	$51,689	$3,800	$26,691

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Nine Months Ended September 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
Revenues
Policy charge revenue	$138,426	$-	$-	$138,426
Net investment income	88,343	-	-	88,343
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(104)	-	-	(104)

Net other-than-temporary impairment losses on securities recognized in income	(104)	-	-	(104)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	2,397	-	-	2,397

Net realized investment gains	2,293	-	-	2,293

Net derivative losses	(44,789)	-	-	(44,789)

Total Revenues	184,273	-	-	184,273

Benefits and Expenses
Interest credited to policyholder liabilities	41,678	-	-	41,678
Policy benefits (net of reinsurance recoveries:
$4,192)	57,906	-	(3,800)	54,106
Reinsurance premium ceded	4,268	-	-	4,268
Accretion of deferred policy acquisition costs	(3,105)	-	1,730	(1,375)
Amortization of value of business acquired	8,029	-	(2,100)	5,929
Insurance expenses and taxes	34,433	-	-	34,433

Total Benefits and Expenses	143,209	-	(4,170)	139,039

Income Before Taxes	41,064	-	4,170	45,234

Income Tax Expense	69,962	(69,962)	-	-

Net Income (Loss)	$(28,898)	$69,962	$4,170	$45,234

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Three Months Ended March 31, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Net Income	$1,282	$13,759	$370	$15,411

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains arising during the period	37,550	-	-	37,550
Reclassification adjustment for gains included in net income	(351)	-	-	(351)

	37,199	-	-	37,199

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(1,525)	-	-	(1,525)
Reclassification adjustment for gains included in net income	(2)	-	-	(2)

	(1,527)	-	-	(1,527)

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(905)	-	-	(905)
Reclassification adjustment for other-than-temporary impairments included in net income	100	-	-	100

	(805)	-	-	(805)

Adjustments
Value of business acquired	(5,902)	-	-	(5,902)
Deferred income taxes	(10,284)	10,284	-	-

	(16,186)	10,284	-	(5,902)

Total other comprehensive income, net of taxes	18,681	10,284	-	28,965

Comprehensive Income	$19,963	$24,043	$370	$44,376

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Three Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Net Income (Loss)	$(1,382)	$4,514	$-	$3,132

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains arising during the period	30,813	-	-	30,813
Reclassification adjustment for losses included in net income	448	-	-	448

	31,261	-	-	31,261

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(2,912)	-	-	(2,912)
Reclassification adjustment for losses included in net income	679	-	-	679

	(2,233)	-	-	(2,233)

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(492)	-	-	(492)
Reclassification adjustment for other-than-temporary impairments included in net income	-	-	-	-

	(492)	-	-	(492)

Adjustments
Value of business acquired	(5,020)	-	-	(5,020)
Deferred income taxes	(8,348)	8,348	-	-

	(13,368)	8,348	-	(5,020)

Total other comprehensive income, net of taxes	15,168	8,348	-	23,516

Comprehensive Income	$13,786	$12,862	$-	$26,648

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Six Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Net Income (Loss)	$(100)	$18,273	$370	$18,543

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains arising during the period	68,363	-	-	68,363
Reclassification adjustment for losses included in net income	97	-	-	97

	68,460	-	-	68,460

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(4,437)	-	-	(4,437)
Reclassification adjustment for losses included in net income	677	-	-	677

	(3,760)	-	-	(3,760)

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(1,397)	-	-	(1,397)
Reclassification adjustment for other-than-temporary impairments included in net income	100	-	-	100

	(1,297)	-	-	(1,297)

Adjustments
Value of business acquired	(10,922)	-	-	(10,922)
Deferred income taxes	(18,632)	18,632	-	-

	(29,554)	18,632	-	(10,922)

Total other comprehensive income, net of taxes	33,849	18,632	-	52,481

Comprehensive Income	$33,749	$36,905	$370	$71,024

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Three Months Ended September 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Net Income (Loss)	$(28,798)	$51,689	$3,800	$26,691

Other Comprehensive Income (Loss)
Net unrealized losses on available-for-sale securities
Net unrealized holding losses arising during the period	(12,452)	-	-	(12,452)
Reclassification adjustment for losses included in net income	103	-	-	103

	(12,349)	-	-	(12,349)

Net unrealized gains on cash flow hedges
Net unrealized gain on cash flow hedges arising during the period	2,261	-	-	2,261
Reclassification adjustment for losses included in net income	256	-	-	256

	2,517	-	-	2,517

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(1,727)	-	-	(1,727)
Reclassification adjustment for other-than-temporary impairments included in net income	4	-	-	4

	(1,723)	-	-	(1,723)

Adjustments
Value of business acquired	4,338	-	-	4,338
Deferred income taxes	2,562	(2,562)	-	-

	6,900	(2,562)	-	4,338

Total other comprehensive loss, net of taxes	(4,655)	(2,562)	-	(7,217)

Comprehensive Income (Loss)	$(33,453)	$49,127	$3,800	$19,474

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Nine Months Ended September 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Net Income (Loss)	$(28,898)	$69,962	$4,170	$45,234

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains arising during the period	55,911	-	-	55,911
Reclassification adjustment for losses included in net income	200	-	-	200

	56,111	-	-	56,111

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(2,176)	-	-	(2,176)
Reclassification adjustment for losses included in net income	933	-	-	933

	(1,243)	-	-	(1,243)

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(3,124)	-	-	(3,124)
Reclassification adjustment for other-than-temporary impairments included in net income	104	-	-	104

	(3,020)	-	-	(3,020)

Adjustments
Value of business acquired	(6,584)	-	-	(6,584)
Deferred income taxes	(16,070)	16,070	-	-

	(22,654)	16,070	-	(6,584)

Total other comprehensive income, net of taxes	29,194	16,070	-	45,264

Comprehensive Income	$296	$86,032	$4,170	$90,498

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Stockholder’s Equity (unaudited)

	Three Months Ended March 31, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Common Stock	$2,500	$-	$-	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,366,636	$-	$-	$1,366,636
Capital contribution from AEGON USA, LLC	5,525	-	-	5,525

Balance at end of period	$1,372,161	$-	$-	$1,372,161

Accumulated Other Comprehensive Income
Balance at beginning of period	$39,703	$-	$-	$39,703
Total other comprehensive income, net of taxes	18,681	10,284	-	28,965

Balance at end of period	$58,384	$10,284	$-	$68,668

Retained Deficit
Balance at beginning of period	$(270,038)	$42,390	$(1,290)	$(228,938)
Net income	1,282	13,759	370	15,411

Balance at end of period	$(268,756)	$56,149	$(920)	$(213,527)

Total Stockholder’s Equity	$1,164,289	$66,433	$(920)	$1,229,802

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Stockholder’s Equity (unaudited)

	Six Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Common Stock	$2,500	$-	$-	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,366,636	$-	$-	$1,366,636
Capital contribution from AEGON USA, LLC	99,319	-	-	99,319

Balance at end of period	$1,465,955	$-	$-	$1,465,955

Accumulated Other Comprehensive Income
Balance at beginning of period	$39,703	$-	$-	$39,703
Total other comprehensive income, net of taxes	33,849	18,632	-	52,481

Balance at end of period	$73,552	$18,632	$-	$92,184

Retained Deficit
Balance at beginning of period	$(270,038)	$42,390	$(1,290)	$(228,938)
Net income (loss)	(100)	18,273	370	18,543

Balance at end of period	$(270,138)	$60,663	$(920)	$(210,395)

Total Stockholder’s Equity	$1,271,869	$79,295	$(920)	$1,350,244

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Stockholder’s Equity (unaudited)

	Nine Months Ended September 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated

Common Stock	$2,500	$-	$-	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,366,636	$-	$-	$1,366,636
Capital contribution from AEGON USA, LLC	132,222	-	-	132,222

Balance at end of period	$1,498,858	$-	$-	$1,498,858

Accumulated Other Comprehensive Income
Balance at beginning of period	$39,703	$-	$-	$39,703
Total other comprehensive income, net of taxes	29,194	16,070	-	45,264

Balance at end of period	$68,897	$16,070	$-	$84,967

Retained Deficit
Balance at beginning of period	$(270,038)	$42,390	$(1,290)	$(228,938)
Net income (loss)	(28,898)	69,962	4,170	45,234

Balance at end of period	$(298,936)	$112,352	$2,880	$(183,704)

Total Stockholder’s Equity	$1,271,319	$128,422	$2,880	$1,402,621

(1)	Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Cash Flows (unaudited)

	Three Months Ended March 31, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,282	$13,759	$370	$15,411
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(243)	-	(170)	(413)
Change in deferred sales inducements	(48)	-	-	(48)
Change in value of business acquired	(47)	-	(100)	(147)
Change in benefit reserves	1,364	-	(100)	1,264
Change in income tax accruals	14,264	(13,759)	-	505
Change in claims and claims settlement expenses	14,953	-	-	14,953
Change in other operating assets and liabilities, net	(8,246)	-	-	(8,246)
Change in checks not yet presented for payment	(262)	-	-	(262)
Amortization of investments	380	-	-	380
Interest credited to policyholder liabilities	13,674	-	-	13,674
Net derivative losses	14,069	-	-	14,069
Net realized investment gains	(458)	-	-	(458)

Net cash and cash equivalents provided by operating activities	50,682	-	-	50,682

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	30,848	-	-	30,848
Maturities of available-for-sale securities and mortgage loans	73,351	-	-	73,351
Purchases of available-for-sale securities	(55,745)	-	-	(55,745)
Cash received in connection with derivatives	2,666	-	-	2,666
Cash paid in connection with derivatives	(48,125)	-	-	(48,125)
Policy loans on insurance contracts, net	7,909	-	-	7,909
Net settlement on futures contracts	(1,363)	-	-	(1,363)
Other	23	-	-	23

Net cash and cash equivalents provided by investing activities	$9,564	$-	$-	$9,564

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$6,545	$-	$-	$6,545
Policyholder withdrawals	(39,013)	-	-	(39,013)
Capital contribution from AEGON USA, LLC	5,525	-	-	5,525
Change in payables for collateral under securities loaned and reverse repurchase agreements	8,103	-	-	8,103

Net cash and cash equivalents used in financing activities	(18,840)	-	-	(18,840)

Net increase in cash and cash equivalents(2)	41,406	-	-	41,406
Cash and cash equivalents, beginning of year	301,737	-	-	301,737

Cash and cash equivalents, end of period	$343,143	$-	$-	$343,143

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in net decrease in cash and cash equivalents is interest received - $0; interest paid - $5; income taxes paid - $0; and income taxes received - $505.

Transamerica Advisors Life Insurance Company

Statement of Cash Flows (unaudited)

	Six Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(100)	$18,273	$370	$18,543
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(614)	-	(170)	(784)
Change in deferred sales inducements	(153)	-	-	(153)
Change in value of business acquired	1,152	-	(100)	1,052
Change in benefit reserves	(8,321)	-	(100)	(8,421)
Change in income tax accruals	18,778	(18,273)	-	505
Change in claims and claims settlement expenses	3,462	-	-	3,462
Change in other operating assets and liabilities, net	(856)	-	-	(856)
Change in checks not yet presented for payment	(1,177)	-	-	(1,177)
Amortization of investments	222	-	-	222
Interest credited to policyholder liabilities	27,923	-	-	27,923
Net derivative losses	51,993	-	-	51,993
Net realized investment gains	(1,003)	-	-	(1,003)

Net cash and cash equivalents provided by operating activities	91,306	-	-	91,306

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	47,612	-	-	47,612
Maturities of available-for-sale securities and mortgage loans	116,153	-	-	116,153
Purchases of available-for-sale securities	(223,544)	-	-	(223,544)
Purchases of limited partnerships	(25,000)	-	-	(25,000)
Change in affiliated short-term note receivable	(50,000)	-	-	(50,000)
Cash received in connection with derivatives	3,871	-	-	3,871
Cash paid in connection with derivatives	(63,417)	-	-	(63,417)
Policy loans on insurance contracts, net	17,756	-	-	17,756
Net settlement on futures contracts	(4,784)	-	-	(4,784)
Other	(170)	-	-	(170)

Net cash and cash equivalents used in investing activities	$(181,523)	$-	$-	$(181,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$9,968	$-	$-	$9,968
Policyholder withdrawals	(70,277)	-	-	(70,277)
Capital contributions from AEGON USA, LLC	99,319	-	-	99,319
Change in payables for collateral under securities loaned and reverse repurchase agreements	(7,476)	-	-	(7,476)

Net cash and cash equivalents provided by financing activities	31,534	-	-	31,534

Net decrease in cash and cash equivalents(2)	(58,683)	-	-	(58,683)
Cash and cash equivalents, beginning of year	301,737	-	-	301,737

Cash and cash equivalents, end of period	$243,054	$-	$-	$243,054

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in net decrease in cash and cash equivalents is interest received - $4; interest paid - $1; income taxes paid - $0; and income taxes received - $505.

Transamerica Advisors Life Insurance Company

Statement of Cash Flows (unaudited)

	Nine Months Ended September 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments(1)	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(28,898)	$69,962	$4,170	$45,234
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(3,264)	-	1,730	(1,534)
Change in deferred sales inducements	(734)	-	-	(734)
Change in value of business acquired	8,029	-	(2,100)	5,929
Change in benefit reserves	5,405	-	(3,800)	1,605
Change in income tax accruals	70,467	(69,962)	-	505
Change in claims and claims settlement expenses	9,563	-	-	9,563
Change in other operating assets and liabilities, net	11,670	-	-	11,670
Change in checks not yet presented for payment	(3,216)	-	-	(3,216)
Amortization of investments	578	-	-	578
Interest credited to policyholder liabilities	41,678	-	-	41,678
Net derivative losses	44,789	-	-	44,789
Net realized investment gains	(2,293)	-	-	(2,293)

Net cash and cash equivalents provided by operating activities	153,774	-	-	153,774

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	58,584	-	-	58,584
Maturities of available-for-sale securities and mortgage loans	213,784	-	-	213,784
Purchases of available-for-sale securities and mortgage loans	(344,445)	-	-	(344,445)
Sales of limited partnerships	808	-	-	808
Purchases of limited partnerships	(25,000)	-	-	(25,000)
Change in affiliated short-term note receivable	(50,000)	-	-	(50,000)
Cash received in connection with derivatives	8,469	-	-	8,469
Cash paid in connection with derivatives	(97,528)	-	-	(97,528)
Policy loans on insurance contracts, net	27,486	-	-	27,486
Net settlement on futures contracts	(5,760)	-	-	(5,760)
Other	(584)	-	-	(584)

Net cash and cash equivalents used in investing activities	$(214,186)	$-	$-	$(214,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$13,606	$-	$-	$13,606
Policyholder withdrawals	(105,881)	-	-	(105,881)
Capital contributions from AEGON USA, LLC	132,222	-	-	132,222
Change in payables for collateral under securities loaned, derivatives and reverse repurchase agreements	14,380	-	-	14,380

Net cash and cash equivalents provided by financing activities	54,327	-	-	54,327

Net decrease in cash and cash equivalents(2)	(6,085)	-	-	(6,085)
Cash and cash equivalents, beginning of year	301,737	-	-	301,737

Cash and cash equivalents, end of period	$295,652	$-	$-	$295,652

(1)	Consists of out-of-period errors and reclassifications.
(2)	Included in net decrease in cash and cash equivalents is interest received - $18; interest paid - $2; income taxes paid - $0; and income taxes received - $505.

Note 15. Subsequent Events

Late Filings

On April 1, 2015, the Company filed a Notification of Late Filing on Form 12b-25 with the Securities and Exchange Commission (“SEC”) disclosing the inability to file the 2014 Form 10-K on or before the prescribed due date and the intent to file the 2014 Form 10-K as soon as practicable.

Restatement

The Company filed a Current Report on Form 8-K (“Form 8-K”) with the SEC on April 1, 2015 disclosing that the Company’s Audit Committee concluded that the Company’s previously issued audited financial statements for the year ended December 31, 2013 should no longer be relied upon due to an error in the tax valuation allowance in the fourth quarter of the year ended December 31, 2013.

On April 9, 2015, the Company filed an amended Form 8-K disclosing that the Audit Committee had concluded that the financial statements contained in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014 should no longer be relied upon due to an error in the recognition of the tax valuation allowance, similar to the error which affected the Company’s audited financial statements for the year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: April 15, 2015	By:	*
Eric J. Martin
Chief Financial Officer, Vice President, Treasurer, and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Blake S. Bostwick	Director and President	April 15, 2015

* John T. Mallett	Director and Vice President	April 15, 2015

* Marc Cahn	Director, Senior Vice President, Assistant Secretary and Division General Counsel	April 15, 2015

* Eric J. Martin	Director, Chief Financial Officer, Vice President, Treasurer and Controller	April 15, 2015

/s/ Alison Ryan Alison Ryan	Vice President, Assistant Secretary and Associate General Counsel	April 15, 2015

*By: Alison Ryan - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.

4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY-368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10a	Individual Retirement Annuity Endorsement, ML-AY-368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.

4.11	Individual Retirement Account Endorsement, ML-AY-365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.11a	Individual Retirement Account Endorsement, ML-AY-365 190	Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190	Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4.(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.25	Form of Group Fixed Contingent Annuity Contract.	Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

4.26	Form of Group Fixed Contingent Annuity Certificate.	Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.

23.1	Written consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	Exhibit 23.1

23.2	Written consent of Ernst & Young LLP, independent registered public accounting firm.	Exhibit 23.2

24.1	Powers of Attorney for Blake S. Bostwick, Eric J. Martin, John T. Mallett and Marc Cahn.	Exhibit 24.1

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

101.INS	XBRL Instance Document.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.	Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Exhibit 101.PRE