Form 10-Q
period 2015-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2015-05-15
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

COMMISSION FILE NUMBERS 33-26322

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2015 - $1,702,954; 2014 - $1,705,721)	$1,891,151	$1,867,913
Equity available-for-sale securities, at estimated fair value (cost: 2015 - $33,928; 2014 - $33,928)	36,747	35,958
Limited partnerships	65,395	64,518
Mortgage loans on real estate	65,778	66,667
Policy loans	671,667	681,071
Derivative assets	2,652	1,055

Total investments	2,733,390	2,717,182

Cash and cash equivalents	284,844	235,034
Accrued investment income	33,728	37,648
Deferred policy acquisition costs	42,510	41,127
Deferred sales inducements	9,660	9,351
Value of business acquired	260,057	268,079
Goodwill	2,800	2,800
Reinsurance receivables - net	429	-
Receivable for investments sold - net	573	807
Other assets	34,891	25,044
Separate Accounts assets	6,694,558	6,771,369

Total Assets	$10,097,440	$10,108,441

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	March 31, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,190,436	$1,207,763
Future policy benefits	419,191	425,259
Claims and claims settlement expenses	39,407	28,939

Total policyholder liabilities and accruals	1,649,034	1,661,961

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	301,807	265,880
Checks not yet presented for payment	7,919	13,576
Derivative liabilities	20,402	18,744
Income taxes - net	5,118	5,109
Affiliated payables - net	7,521	5,491
Reinsurance payables - net	-	49
Other liabilities	3,897	4,260
Separate Accounts liabilities	6,694,558	6,771,369

Total Liabilities	8,690,256	8,746,439

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,556,273	1,545,665
Accumulated other comprehensive income, net of taxes	133,163	109,242
Retained deficit	(284,752)	(295,405)

Total Stockholder’s Equity	1,407,184	1,362,002

Total Liabilities and Stockholder’s Equity	$10,097,440	$10,108,441

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
		As Restated
	(unaudited)
Revenues
Policy charge revenue	$43,861	$46,455
Net investment income	29,527	28,845
Net realized investment gains
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	(100)

Net other-than-temporary impairment losses on securities recognized in income	-	(100)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	143	558

Net realized investment gains	143	458

Net derivative losses	(20,922)	(14,069)

Total Revenues	52,609	61,689

Benefits and Expenses
Interest credited to policyholder liabilities	12,746	13,674
Policy benefits (net of reinsurance recoveries: 2015 - $576; 2014 - $3,213)	13,305	20,471
Reinsurance premium ceded	1,145	1,602
Accretion of deferred policy acquisition costs	(1,351)	(350)
Amortization (accretion) of value of business acquired	4,854	(147)
Insurance expenses and taxes	11,257	11,028

Total Benefits and Expenses	41,956	46,278

Income Before Taxes	10,653	15,411

Income Tax Expense (Benefit)	-	-

Net Income	$10,653	$15,411

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
		As Restated
	(unaudited)

Net Income	$10,653	$15,411

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains arising during the period	25,571	35,940
Reclassification adjustment for (gains) losses included in net income	1,162	(351)

	26,733	35,589

Net unrealized gains (losses) on cash flow hedges
Net unrealized gain (losses) on cash flow hedges arising during the period	1,088	(1,525)
Reclassification adjustment for losses included in net income	(800)	(2)

	288	(1,527)

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	62	705
Reclassification adjustment for other-than-temporary impairments included in net income	-	100

	62	805

Adjustments
Value of business acquired	(3,162)	(5,902)

	(3,162)	(5,902)

Total other comprehensive income, net of taxes	23,921	28,965

Comprehensive Income	$34,574	$44,376

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
	(unaudited)

Common Stock	$2,500	$2,500

Balance at beginning of period
Balance at beginning of period	$1,545,665	$1,366,636
Capital contribution from AEGON USA, LLC	10,608	179,029

Balance at end of period	$1,556,273	$1,545,665

Accumulated Other Comprehensive Income
Balance at beginning of period	$109,242	$39,703
Total other comprehensive income, net of taxes	23,921	69,539

Balance at end of period	$133,163	$109,242

Retained Deficit
Balance at beginning of period	$(295,405)	$(228,938)
Net income	10,653	33,533
Cash dividend paid to AEGON USA, LLC	-	(100,000)

Balance at end of period	$(284,752)	$(295,405)

Total Stockholder’s Equity	$1,407,184	$1,362,002

See Notes to Financial Statement

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
		As Restated
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,653	$15,411
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(1,383)	(413)
Change in deferred sales inducements	(309)	(48)
Change in value of business acquired	4,854	(147)
Change in benefit reserves	(559)	1,264
Change in income tax accruals	9	505
Change in claims and claims settlement expenses	10,468	14,953
Change in other operating assets and liabilities, net	(4,508)	(8,246)
Change in checks not yet presented for payment	(5,657)	(262)
Amortization of investments	1,628	380
Interest credited to policyholder liabilities	12,746	13,674
Net derivative losses	20,922	14,069
Net realized investment gains	(143)	(458)

Net cash and cash equivalents provided by operating activities	48,721	50,682

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	65,651	30,848
Maturities of available-for-sale securities and mortgage loans	109,307	73,351
Purchases of available-for-sale securities	(172,780)	(55,745)
Sales of limited partnerships	252	-
Cash received in connection with derivatives	5,691	2,666
Cash paid in connection with derivatives	(24,946)	(48,125)
Policy loans on insurance contracts, net	9,405	7,909
Net settlement on futures contracts	(1,316)	(1,363)
Other	(1,128)	23

Net cash and cash equivalents provided by (used in) investing activities	$(9,864)	$9,564

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
(dollars in thousands)	2015	2014
		As Restated
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$3,954	$6,545
Policyholder withdrawals	(39,536)	(39,013)
Capital contributions from AEGON USA, LLC	10,608	5,525
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	35,927	8,103

Net cash and cash equivalents provided by (used in) financing activities	10,953	(18,840)

Net increase in cash and cash equivalents (1)	49,810	41,406
Cash and cash equivalents, beginning of year	235,034	301,737

Cash and cash equivalents, end of period	$284,844	$343,143

(1) Included in net increase in cash and cash equivalents is interest received (2015 - $0; 2014 - $0); interest paid (2015 - $5; 2014 - $5;); income taxes paid (2015 - $0; 2014 - $0); and income taxes received (2015 - $9; 2014 - $505).

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

For a complete discussion of the Company’s 2014 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The interim Financial Statements for the three month periods are unaudited; all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2014 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Restatement of Previously Issued Financial Statements

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, an error in the tax valuation allowance was identified for the year ended December 31, 2013. The error principally relates to the scheduling of certain deferred tax liabilities in the Company’s analysis of the future ability to utilize net operating loss carryforwards in the tax expense calculations and the resulting amount of valuation allowance recognized. Following the identification of the tax related error, management initiated a comprehensive internal review of the Company’s historical financial information and determined the error materially impacted the audited financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014. Consequently, the Company restated its financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014. For additional detail and a complete presentation of the restated unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014, refer to the Company’s Annual Report on Form 10-K.

In addition to the error in the tax valuation allowance, the Company identified out-of-period errors that were individually and in the aggregate immaterial and that were corrected in the period to which they relate. These corrections primarily relate to actuarial modelling reserving errors and state tax calculations. The impact to the individual financial statement line items for these corrections is reflected in the below section “Comparison of previously issued unaudited interim financial statements to restated unaudited interim financial statements for the period ended March 31, 2014.”

Certain corrections have been made to prior period financial statements. In the Statements of Other Comprehensive Income, unrealized losses of $1,610 were reclassified from “Change in previously recognized unrealized other-than-temporary impairments” to “Net unrealized holding gains arising during the period”. There was no effect on net income, total other comprehensive income or stockholder’s equity of the prior period. Management has evaluated the corrections and concluded that they were not material to any previously reported quarterly or annual financial statements.

Comparison of previously issued unaudited interim financial statements to restated unaudited interim financial statements for the period ended March 31, 2014

The following tables compare the previously reported Statements of Income, Comprehensive Income (Loss), and Cash Flows for the period ended March 31, 2014 to the corresponding restated financial statements.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Three Months Ended March 31, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)	As Restated

Revenues
Policy charge revenue	$46,455	$-	$-	$46,455
Net investment income	28,845	-	-	28,845
Net realized investment gains (losses)
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(100)	-	-	(100)

Net other-than-temporary impairment losses on securities recognized in income	(100)	-	-	(100)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	558	-	-	558

Net realized investment gains	458	-	-	458

Net derivative losses	(14,069)	-	-	(14,069)

Total Revenues	61,689	-	-	61,689

Benefits and Expenses
Interest credited to policyholder liabilities	13,674	-	-	13,674
Policy benefits (net of reinsurance recoveries: $3,213	20,571	-	(100)	20,471
Reinsurance premium ceded	1,602	-	-	1,602
Accretion of deferred policy acquisition costs	(180)	-	(170)	(350)
Accretion of value of business acquired	(47)	-	(100)	(147)
Insurance expenses and taxes	11,028	-	-	11,028

Total Benefits and Expenses	46,648	-	(370)	46,278

Income Before Taxes	15,041	-	370	15,411

Income Tax Expense	13,759	(13,759)	-	-

Net Income	$1,282	$13,759	$370	$15,411

(1) Consists of out-of-period errors.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Three Months Ended March 31, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)		As Restated

Net Income	$1,282	$13,759	$370		$15,411

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains arising during the period	37,550	-	(1,610	) (2)	35,940
Reclassification adjustment for gains included in net income	(351)	-	-		(351)

	37,199	-	(1,610)		35,589

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(1,525)	-	-		(1,525)
Reclassification adjustment for gains included in net income	(2)	-	-		(2)

	(1,527)	-	-		(1,527)

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(905)	-	1,610	(2)	705
Reclassification adjustment for other-than-temporary impairments included in net income	100	-	-		100

	(805)	-	1,610		805

Adjustments
Value of business acquired	(5,902)	-	-		(5,902)
Deferred income taxes	(10,284)	10,284	-		-

	(16,186)	10,284	-		(5,902)

Total other comprehensive income, net of taxes	18,681	10,284	-		28,965

Comprehensive Income	$19,963	$24,043	$370		$44,376

(1) Consists of out-of-period errors and reclassifications.

(2) Consists of reclassification of unrealized losses from “Change in previously recognized other-than-temporary impairments” to “Net unrealized holding gains arising during the period”.

Transamerica Advisors Life Insurance Company

Statement of Cash Flows (unaudited)

	Three Months Ended March 31, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,282	$13,759	$370	$15,411
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(243)	-	(170)	(413)
Change in deferred sales inducements	(48)	-	-	(48)
Change in value of business acquired	(47)	-	(100)	(147)
Change in benefit reserves	1,364	-	(100)	1,264
Change in income tax accruals	14,264	(13,759)	-	505
Change in claims and claims settlement expenses	14,953	-	-	14,953
Change in other operating assets and liabilities, net	(8,246)	-	-	(8,246)
Change in checks not yet presented for payment	(262)	-	-	(262)
Amortization of investments	380	-	-	380
Interest credited to policyholder liabilities	13,674	-	-	13,674
Net derivative losses	14,069	-	-	14,069
Net realized investment gains	(458)	-	-	(458)

Net cash and cash equivalents provided by operating activities	50,682	-	-	50,682

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	30,848	-	-	30,848
Maturities of available-for-sale securities and mortgage loans	73,351	-	-	73,351
Purchases of available-for-sale securities	(55,745)	-	-	(55,745)
Cash received in connection with derivatives	2,666	-	-	2,666
Cash paid in connection with derivatives	(48,125)	-	-	(48,125)
Policy loans on insurance contracts, net	7,909	-	-	7,909
Net settlement on futures contracts	(1,363)	-	-	(1,363)
Other	23	-	-	23

Net cash and cash equivalents provided by investing activities	$9,564	$-	$-	$9,564

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$6,545	$-	$-	$6,545
Policyholder withdrawals	(39,013)	-	-	(39,013)
Capital contribution from AEGON USA, LLC	5,525	-	-	5,525
Change in payables for collateral under securities loaned and reverse repurchase agreements	8,103	-	-	8,103

Net cash and cash equivalents used in financing activities	(18,840)	-	-	(18,840)

Net increase in cash and cash equivalents (2)	41,406	-	-	41,406
Cash and cash equivalents, beginning of year	301,737	-	-	301,737

Cash and cash equivalents, end of period	$343,143	$-	$-	$343,143

(1) Consists of out-of-period errors.

(2) Included in net increase in cash and cash equivalents is interest received - $0; interest paid - $5; income taxes paid - $ 0; and income taxes received - $ 505.

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

Future Accounting Guidance

ASC 860, Transfers and Servicing

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings and amends accounting for repurchase financings. It also requires disclosure for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings and (2) certain transactions accounted for as a sale. The guidance was effective for the Company on January 1, 2015, except for disclosure requirements for certain transactions accounted for as secured borrowings which will be effective on April 1, 2015. The new accounting requirements will not impact the Company’s results of operations or financial position. The adoption of the guidance will have an impact on the Company’s disclosures.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,131,987	$1,612	$1,133,599
Asset-backed securities	-	124,645	8,575	133,220
Commercial mortgage-backed securities	-	97,220	-	97,220
Residential mortgage-backed securities	-	104,155	-	104,155
Municipals	-	803	-	803
Government and government agencies
United States	411,927	-	-	411,927
Foreign	3,559	6,668	-	10,227

Total fixed maturity AFS securities (a)	415,486	1,465,478	10,187	1,891,151
Equity securities (a)
Banking securities	-	30,538	-	30,538
Industrial securities	-	6,209	-	6,209

Total equity securities (a)	-	36,747	-	36,747
Cash equivalents (b)	-	283,467	-	283,467
Derivative assets (f)	-	2,652	-	2,652
Limited partnerships (c)	-	62,452	2,943	65,395
Separate Accounts assets (d)	6,694,558	-	-	6,694,558

Total assets	$7,110,044	$1,850,796	$13,130	$8,973,970

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$3,657	$3,657
Derivative liabilities (f)	-	20,402	-	20,402

Total liabilities	$-	$20,402	$3,657	$24,059

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,177,409	$-	$1,177,409
Asset-backed securities	-	124,686	8,474	133,160
Commercial mortgage-backed securities	-	100,801	-	100,801
Residential mortgage-backed securities	-	45,447	-	45,447
Municipals	-	800	-	800
Government and government agencies
United States	400,251	-	-	400,251
Foreign	3,564	6,481	-	10,045

Total fixed maturity AFS securities (a)	403,815	1,455,624	8,474	1,867,913
Equity securities (a)
Banking securities	-	29,702	-	29,702
Industrial securities	-	6,256	-	6,256

Total equity securities (a)	-	35,958	-	35,958
Cash equivalents (b)	-	232,509	-	232,509
Derivative assets (f)	-	1,055	-	1,055
Limited partnerships (c)	-	60,432	4,086	64,518
Separate Accounts assets (d)	6,771,369	-	-	6,771,369

Total assets	$7,175,184	$1,785,578	$12,560	$8,973,322

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$633	$633
Derivative liabilities (f)	-	18,744	-	18,744

Total liabilities	$-	$18,744	$633	$19,377

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At March 31, 2015 and 2014, less than 0.5% of fixed maturity AFS securities were valued using internal models.

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

For the three months ended March 31, 2015 and twelve months ended December 31, 2014, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2015 and December 31, 2014:

	Three Months Ended		Twelve Months Ended
	March 31, 2015		December 31, 2014
		Fixed		Fixed
	Limited	Maturity AFS	Limited	Maturity AFS
	Partnership	Securities	Partnership	Securities
Balance at beginning of period (a)	$4,086	$8,474	$5,044	$6,428

Change in unrealized losses (b)	-	(321)	-	(72)
Purchases	-	-	-	-
Sales	(252)	(15)	(962)	(30)
Transfers into Level 3	-	2,049	-	3,744
Transfers out of Level 3	-	-	-	(1,596)
Changes in valuation (c)	(891)	-	4	-

Balance at end of period (a)	$2,943	$10,187	$4,086	$8,474

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income.
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The increase in Level 3 fixed maturity AFS securities at March 31, 2015 was due to a security transferring from Level 2 to Level 3 due to the unavailability of market observable data. The increase in Level 3 fixed maturity AFS securities at December 31, 2014 was due to a security transferring from Level 2 to Level 3 due to the unavailability of market observable data. The increase was partially offset by a security transferring from Level 3 to Level 2 due to the availability of market observable data.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 30 basis points (“bps”) and 45 bps at March 31, 2015 and December 31, 2014, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.4% and 24.3% at March 31, 2015 and December 31, 2014, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2015 and December 31, 2014:

	Three Months Ended			Twelve Months Ended
	March 31, 2015			December 31, 2014
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (b)	$60,702	$(60,573)	$504	$21,776	$(39,345)	$41

Changes in interest rates (a)	7,261	(4,328)	-	30,760	(26,759)	-
Changes in equity markets (a)	(2,637)	2,702	-	762	2,330	463
Other (a)	7	19	-	7,404	3,201	-

Balance at end of period (b)	$65,333	$(62,180)	$504	$60,702	$(60,573)	$504

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the three months ended March 31, 2015, the change in GMWB and GMIB reinsurance reserves was primarily driven by continuing declines in interest rates. During 2014, the change in GMWB and GMIB reinsurance reserves was primarily driven by declining interest rates and updated policyholder behavior assumptions.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at March 31, 2015 and December 31, 2014:

	March 31,
	2015
Description	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Corporate securities	$1,612	Blockrock Anser Model	Spread over US Treasury Spot Rate	+/- 50 bps (525 bps)
Asset-backed securities	8,575	Broker	Not applicable	Not applicable

Total fixed maturity securities	10,187
Limited partnership	2,943	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$13,130

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$65,333	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(62,180)	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits - SALB	504	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$3,657

	December 31,
	2014
Description	Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$8,474

Total fixed maturity securities	8,474	Broker	Not applicable	Not applicable
Limited partnership	4,086	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$12,560

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,702	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(60,573)	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits - SALB	504	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$633

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at March 31, 2015 and December 31, 2014:

	March 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$71,038	$71,038
Policy loans (b)	-	671,667	-	671,667

Total assets	$-	$671,667	$71,038	$742,705

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$71,433	$71,433
Policy loans (b)	-	681,071	-	681,071

Total assets	$-	$681,071	$71,433	$752,504

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. The fair value of policy loans approximates their book value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2015 and December 31, 2014 were:

	March 31, 2015
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI(1)
Fixed maturity AFS securities
Corporate securities	$1,038,963	$99,748	$(5,112)	$1,133,599	$-
Asset-backed securities	127,791	5,631	(202)	133,220	(24)
Commercial mortgage-backed securities	92,377	4,852	(9)	97,220	-
Residential mortgage-backed securities	100,563	3,723	(131)	104,155	-
Municipals	915	-	(112)	803	-
Government and government agencies
United States	333,710	78,217	-	411,927	-
Foreign	8,635	1,592	-	10,227	-

Total fixed maturity AFS securities	$1,702,954	$193,763	$(5,566)	$1,891,151	$(24)

Equity securities
Banking securities	$28,137	$2,708	$(308)	$30,537	$-
Industrial securities	5,791	419	-	6,210	-

Total equity securities	$33,928	$3,127	$(308)	$36,747	$-

	December 31, 2014
		Gross Unrealized		Estimated Fair Value	OTTI in AOCI(1)
	Amortized Cost/Cost	Gains	Losses
Fixed maturity AFS securities
Corporate securities	$1,095,082	$89,852	$(7,525)	$1,177,409	$-
Asset-backed securities	127,803	5,743	(386)	133,160	(97)
Commercial mortgage-backed securities	96,594	4,341	(134)	100,801	-
Residential mortgage-backed securities	42,205	3,244	(2)	45,447	-
Municipals	916	-	(116)	800	-
Government and government agencies
United States	334,448	65,805	(2)	400,251	-
Foreign	8,673	1,372	-	10,045	-

Total fixed maturity AFS securities	$1,705,721	$170,357	$(8,165)	$1,867,913	$(97)

Equity securities
Banking securities	$28,137	$2,135	$(570)	$29,702	$-
Industrial securities	5,791	465	-	6,256	-

Total equity securities	$33,928	$2,600	$(570)	$35,958	$-

(1) Represents other-than-temporary impairments (“OTTI”) in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $3,192 and $3,202 of unrealized gains at March 31, 2015 and December 31, 2014, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2015 and December 31, 2014 were:

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,579,916	$1,763,589	$1,615,944	$1,776,153
Below investment grade	123,038	127,562	89,777	91,760

Total fixed maturity AFS securities	$1,702,954	$1,891,151	$1,705,721	$1,867,913

At March 31, 2015 and December 31, 2014, the estimated fair value of fixed maturity securities rated BBB- was $83,350 and $107,865, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2015 and December 31, 2014 by contractual maturities were:

	March 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$49,260	$50,174	$61,405	$62,356
Due after one year through five years	560,814	608,744	480,098	514,063
Due after five years through ten years	338,860	363,253	453,522	481,957
Due after ten years	433,289	534,385	444,094	530,129

	1,382,223	1,556,556	1,439,119	1,588,505
Mortgage-backed securities and other asset-backed securities	320,731	334,595	266,602	279,408

Total fixed maturity AFS securities	$1,702,954	$1,891,151	$1,705,721	$1,867,913

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

The estimated fair value and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$58,942	$60,624	$(1,682)
Asset-backed securities	60,141	60,178	(37)
Commercial mortgage-backed securities	1,022	1,031	(9)
Residential mortgage-backed securities	14,545	14,675	(130)
Equity securities - banking securities	8,275	8,500	(225)

Total fixed maturity and equity securities	142,925	145,008	(2,083)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	4,191	5,711	(1,520)
Residential mortgage-backed securities	7	7	-

Total fixed maturity and equity securities	4,198	5,718	(1,520)

Greater than one year
Fixed maturity AFS securities
Corporate securities	4,697	6,607	(1,910)
Asset-backed securities	4,833	4,998	(165)
Residential mortgage-backed securities	54	55	(1)
Municipals	803	915	(112)
Equity securities - banking securities	1,713	1,796	(83)

Total fixed maturity and equity securities	12,100	14,371	(2,271)

Total fixed maturity and equity securities	$159,223	$165,097	$(5,874)

	December 31, 2014
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$60,583	$64,799	$(4,216)
Asset-backed securities	70,078	70,188	(110)
Commercial mortgage-backed securities	528	529	(1)
Government and government agencies - United States	9,310	9,312	(2)
Equity securities - banking securities	8,050	8,500	(450)

Total fixed maturity and equity securities	148,549	153,328	(4,779)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,363	3,783	(420)
Residential mortgage-backed securities	9	9	-

Total fixed maturity and equity securities	3,372	3,792	(420)

Greater than one year
Fixed maturity AFS securities
Corporate securities	44,656	47,545	(2,889)
Asset-backed securities	6,721	6,997	(276)
Commercial mortgage-backed securities	8,504	8,637	(133)
Residential mortgage-backed securities	59	61	(2)
Municipals	800	916	(116)
Equity securities - banking securities	1,676	1,796	(120)

Total fixed maturity and equity securities	62,416	65,952	(3,536)

Total fixed maturity and equity securities	$214,337	$223,072	$(8,735)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 82 and 95 at March 31, 2015 and December 31, 2014, respectively.

There were two securities in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20% at March 31, 2015. The securities had an estimated fair value of $2,827 with an unrealized loss of $3,056. There were two securities in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20% at December 31, 2014. The securities had an estimated fair value of $3,221 with an unrealized loss of $2,665.

Unrealized gains (losses) during the first three months of 2015 and 2014 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Assets
Fixed maturity securities	$188,197	$162,192
Equity securities	2,820	2,030
Cash flow hedges	2,584	2,296
Value of business acquired	(39,105)	(35,943)

	154,496	130,575

Liabilities
Income taxes - deferred	(21,333)	(21,333)

	(21,333)	(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$133,163	$109,242

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity and are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no prepayment premiums collected during the three months ended March 31, 2015 and 2014.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at March 31, 2015 and December 31, 2014 was $33 and $36, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no impaired mortgage loans at March 31, 2015 and December 31, 2014.

The change in the credit loss allowances on mortgage loans by type of property at March 31, 2015 and December 31, 2014 was as follows:

Commercial	March 31, 2015	December 31, 2014
Balance at beginning of period	$36	$27
Provision	(3)	9

Balance at end of period	$33	$36

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, New Hampshire, California, Washington, Minnesota, Virginia, and Oregon which account for approximately 78% of mortgage loans at March 31, 2015.

The credit quality of mortgage loans by type of property at March 31, 2015 and December 31, 2014 was as follows:

Commercial	March 31, 2015	December 31, 2014
AAA - AA	$15,850	$21,378
A	49,961	45,325

Total mortgage loans on real estate	65,811	66,703
Less: reserves	(33)	(36)

Total mortgage loans on real estate, net	$65,778	$66,667

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

Securities Lending

The following table provides a summary of the securities under securities lending agreements for the periods ended:

	March 31, 2015	December 31, 2014
Payable for collateral under securities loaned	$269,996	$265,236
Amortized cost of securities out on loan	214,094	215,195
Estimated fair value of securities out on loan	264,385	260,060

Reverse Repurchase Agreements

The following table provides a summary of the securities under reverse repurchase agreements for the periods ended:

	March 31, 2015	December 31, 2014
Payable for reverse repurchase agreements	$30,477	$644
Amortized cost of securities pledged	30,432	634
Estimated fair value of securities pledged	30,700	646

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

The following table presents the notional and fair value for hedging instruments at March 31, 2015 and December 31, 2014:

	Notional		Fair Value
	March 31,	December 31,	March 31,	December 31,
Derivative Type	2015	2014	2015	2014
Non-qualifying hedges
Short futures	$42,349	$49,873	$-	$-
Variance swaps	527	1,059	(1,418)	(3,243)
Total return swaps	927,485	852,910	(21,358)	(17,941)
Credit default swaps	210,000	170,000	2,458	2,017

Total non-qualifying hedges	1,180,361	1,073,842	(20,318)	(19,167)

Cash flow hedges
Interest rate swaps	49,884	49,884	2,568	1,478

Total cash flow hedges	49,884	49,884	2,568	1,478

Derivative Total	$1,230,245	$1,123,726	$(17,750)	$(17,689)

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended March 31,
Derivative Type	2015	2014
Short futures	$(1,316)	$(1,363)
Variance swaps	(1,242)	(1,222)
Total return swaps	(19,253)	(11,402)
Interest rate swaps	1	(82)
Credit default swaps	888	-

Total	$(20,922)	$(14,069)

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at March 31, 2015 and December 31, 2014:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	March 31, 2015
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2014
Credit default swaps
Corporate debt	$100,000	A	June 2017 - December 2020
Sovereign debt	70,000	A	June 2017 - December 2020

Credit default swaps total	$170,000

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	March 31,		March 31,
	2015	2014	2015	2014
Interest rate swaps	$288	$(1,527)	$1	$(82)

Total	$288	$(1,527)	$1	$(82)

			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
			March 31,
	Location		2015	2014
Interest rate swaps	Net investment income		$800	$2

Total			$800	$2

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2015, the before-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income during the next twelve months are $3,204. This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At March 31, 2015 and December 31, 2014, the Company has pledged securities in the amount of $21,733 and $27,862, respectively, to counterparties. At March 31, 2015, the Company received cash collateral from counterparties in the amount of $1,057. At December 31, 2014, the Company did not receive cash collateral from counterparties.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $3,464 and $3,235 at March 31, 2015 and December 31, 2014, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets for the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$8,033	$5,381	$2,652	$-	$689	$1,963

Total	$8,033	$5,381	$2,652	$-	$689	$1,963

	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$5,467	$4,412	$1,055	$-	$-	$1,055

Total	$5,467	$4,412	$1,055	$-	$-	$1,055

The following tables present the offsetting of derivative liabilities for the periods ended March 31, 2015 and December 31, 2014:

	March 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$25,783	$5,381	$20,402	$-	$17,034	$3,368

Total	$25,783	$5,381	$20,402	$-	$17,034	$3,368

	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$23,156	$4,412	$18,744	$-	$17,637	$1,107

Total	$23,156	$4,412	$18,744	$-	$17,637	$1,107

There were no other financial assets or financial liabilities at March 31, 2015 and December 31, 2014 that were subject to offsetting.

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Proceeds	$65,521	$30,848
Gross realized investment gains	1,894	1,611
Gross realized investment losses	(1,748)	(375)

Proceeds on the sale of AFS securities sold at a realized loss	16,702	13,377

Net realized investment gains for the three months ended March 31 were as follows:

	Three Months Ended
	March 31,
	2015	2014
Fixed maturity AFS securities	$147	$1,106
Equity securities	-	30
Mortgage loans on real estate	3	(1,177)
Adjustment related to value of business acquired	(7)	499

Net realized investment gains	$143	$458

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Balance at beginning of period	$(185)	$714
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	-	104
Accretion of credit loss impairments previously recognized	(260)	(1,003)

Balance at end of period	$(445)	$(185)

The components of OTTI reflected in the Statements of Income for the three months ended March 31 were as follows:

	Three Months Ended March 31, 2015
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$-	$-	$-

Net OTTI losses	$-	$-	$-

	Three Months Ended March 31, 2014
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$100	$-	$100

Net OTTI losses	$100	$-	$100

The Company had no impairment losses for the three months ended March 31, 2015. For the three months ended March 31, 2014, the Company’s impairment losses recognized in the Statements of Income was $100 with no associated value of business acquired amortization. For the three months ended March 31, 2014, the Company impaired its holding of a previously OCI impaired 2006 vintage MBS due to adverse changes in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at March 31, 2015 and 2014, respectively.

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2015	2014
Accretion (amortization) expense	$(4,779)	$146
Unlocking	(75)	1
Adjustment related to realized (gains) losses on investments	(7)	499
Adjustment related to unrealized gains and OTTI on investments	(3,161)	(5,902)

Change in VOBA carrying amount	$(8,022)	$(5,256)

For the three months ended March 31, 2015, the decrease in VOBA was primarily driven by an increase in amortization due to higher gross profits and adjustments related to unrealized gains during the period.

DAC and DSI

The change in the carrying amount of DAC and DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2015	2014
Capitalization	$32	$63
Accretion	1,378	319
Unlocking	(27)	31

Change in DAC carrying amount	$1,383	$413

	Three Months Ended March 31,
DSI	2015	2014
Capitalization	$1	$2
Accretion	314	78
Unlocking	(6)	(32)

Change in DSI carrying amount	$309	$48

The change in the carrying amount of DAC and DSI for the three months ended March 31, 2015 was primarily driven by lower gross profits which resulted in increased accretion when compared to 2014.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a guaranteed minimum death benefit (“GMDB”) and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2015	2014
Guaranteed benefits incurred	$6,482	$6,825
Guaranteed benefits paid	(4,798)	(7,111)
Unlocking	(4,510)	(379)

Total	$(2,826)	$(665)

	Three Months Ended March 31,
GMIB	2015	2014
Guaranteed benefits incurred	$2,880	$3,110
Guaranteed benefits paid	(46)	(16)
Unlocking	(3,591)	385

Total	$(757)	$3,479

During the three months ended March 31, 2015, the decrease in reserves was driven by increased Separate Account returns which resulted in favorable unlocking when compared to 2014.

The variable annuity GMDB liability at March 31, 2015 and December 31, 2014 was $109,269 and $112,095, respectively. The variable annuity GMIB liability at March 31, 2015 and December 31, 2014 was $69,018 and $69,775, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2015 and 2014, an insignificant amount of variable life guaranteed benefits were recorded as policy benefits in the Statements of Income as incurred or paid.

Note 6. Income Taxes

The effective tax rate was not meaningful for the three months ended March 31, 2015 and 2014. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

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

The income tax expense (benefit) for the three months ended March 31, 2015 and 2014, was $0 for both periods.

The provision for income tax receivable (payable) consists of the following for the periods ending March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Current federal income tax payable	$(179)	$(179)
Current state income tax payable	(105)	(96)
Deferred federal income tax payable	(5,895)	(5,895)
Deferred state income tax receivable	1,061	1,061

Net income tax payable	$(5,118)	$(5,109)

At March 31, 2015 and December 31, 2014, the Company has a tax valuation allowance for deferred tax assets of $103,134 and $113,406, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the net operating loss carryforward and other assets are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The error that was identified during the preparation of the Company’s 2014 financial statements as of the year ended December 31, 2013 and the three quarters of 2014 relate to the complexity of the tax valuation allowance calculation.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,041 (gross $8,689) that should not be recognized at March 31, 2015 and December 31, 2014, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2013, 2012, 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	March 31, 2015	December 31, 2014
Balance at beginning of period	$3,041	$2,931
Additions for tax positions of prior years	-	110

Balance at end of period	$3,041	$3,041

At December 31, 2014, the Company had an operating loss carryforward for federal income tax purposes of $505,102 (net of the ASC 740 reduction of $8,689), with a carryforward period of fifteen years that expire at various dates up to 2029. As of March 31, 2015, a taxable loss is projected for 2015 that will increase the loss carryforward by approximately $30,087. At March 31, 2015 and December 31, 2014, the Company had a capital loss carryforward of $2,468 for federal income tax purposes with a carryforward period of five years that will expire in 2018. At March 31, 2015 and December 31, 2014, the Company had a foreign tax credit carryforward of $8,734 and $8,574, respectively, with a carryforward period of ten years that will expire at various dates up to 2024. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 at March 31, 2015 and December 31, 2014, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at March 31, 2015 and December 31, 2014. The Company recognized interest expense of $1 and less than $1 at March 31, 2015 and December 31, 2014, respectively.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined the Transamerica Corporation consolidated income tax group. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. As of March 31, 2015 and December 31, 2014, the Company recognized capital contributions from Transamerica Corporation in connection with the tax allocation agreement in the amount of $10,608 and $179,029, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. An examination by the Internal Revenue Service is in progress for the years 2011 and 2012. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return was filed for 2013. A consolidated tax return has not yet been filed for 2014.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the period ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$107,760	$1,482	$109,242

OCI before reclassifications	22,986	702	23,688
Amounts reclassified from AOCI	749	(516)	233

Net current period OCI	23,735	186	23,921

Ending balance	$131,495	$1,668	$133,163

	Three Months Ended March 31, 2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$38,533	$1,170	$39,703

OCI before reclassifications	30,112	(984)	29,128
Amounts reclassified from AOCI	(162)	(1)	(163)

Net current period OCI	29,950	(985)	28,965

Ending balance	$68,483	$185	$68,668

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(1,162)	$351	Net realized investment gains (losses)
			Portion of OTTI previously recognized
	-	(100)	in OCI

	(1,162)	251	Total before tax
	(413)	89	Tax expense (benefit)

	$(749)	$162	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$800	$2	Net investment income

	800	2	Total before tax
	284	1	Tax expense

	$516	$1	Net of tax

Total amounts reclassified from AOCI	$(233)	$163

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

The Company’s statutory net income for the three months ended March 31, 2015 and 2014 was $36,805 and $36,784, respectively. Statutory capital and surplus at March 31, 2015 and December 31, 2014 was $938,509 and $912,090, respectively.

For the three months ended March 31, 2015 and 2014, the Company did not pay any dividends to AUSA. During the first three months of 2015 and 2014, the Company received capital contributions from AUSA of $10,608 and $5,525, respectively.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2015 and December 31, 2014, net reinsurance receivables (payable) were $429 and ($49), respectively. The Company did not have a reinsurance reserve at March 31, 2014 and December 31, 2014.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At March 31, 2015, 35% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2014, 36% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At March 31, 2015, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2015 and 2014, the Company incurred $3,325 and $2,710, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times. During the three months ended March 31, 2015 and 2014, the Company did not have an intercompany short-term note receivable and did not accrue and/or receive any interest income. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2015 and 2014, the Company incurred $33 and $21, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans. There were no mortgage loan origination fees during the three months ended March 31, 2015 and 2014, respectively.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2015 and 2014, the Company incurred $439 and $427, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2015 and 2014, the Company incurred $7,350 and $7,569, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2015 and 2014, the Company incurred $92 and $101, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During the three months ended March 31, 2015 and 2014, the Company received $618 and $501, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company is party to the purchasing and selling of investments between various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the years ended March 31, was as follows:

	Three Months Ended March 31,
	2015	2014
Investments purchased from related parties:
Fixed maturities	$30,356	$752
Investments sold to related parties:
Fixed maturities	$21,403	$18,156

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three months ended:

	Annuity	Life Insurance	Total
Three months ended March 31, 2015
Net revenues (a)	$20,331	$19,532	$39,863
Amortization of VOBA	1,226	3,628	4,854
Policy benefits (net of reinsurance recoveries)	4,562	8,743	13,305
Income tax expense (benefit)	(1,257)	1,257	-
Net income	5,953	4,700	10,653

Three months ended March 31, 2014
Net revenues (a)	$28,865	$19,150	$48,015
Amortization (accretion) of VOBA	(161)	14	(147)
Policy benefits (net of reinsurance recoveries)	9,536	10,935	20,471
Income tax expense (benefit)	(1,493)	1,493	-
Net income	8,910	6,501	15,411

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. These forward-looking statements represent only management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect its operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2014 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

As discussed further in Note 1, Summary of Significant Accounting Policies – Restatement of Previously Issued Financial Statements, the Company restated previously issued financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014, and September 30, 2014.

The restatement is a result of an error in the tax valuation allowance which was identified for the year ended December 31, 2013. In addition, the Company identified, individually and in the aggregate, immaterial out-of-period errors which were corrected in the periods to which they relate. For additional detail and a complete presentation of the restated unaudited interim financial statements for March 31, 2014, June 30, 2014, and September 30, 2014, refer to the Company’s Annual Report on Form 10-K.

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

Deposits

Total direct deposits (including internal exchanges) were $5.3 million and $7.0 million for the three months ended March 31, 2015 and 2014, respectively. Internal exchanges were $1.4 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At March 31, 2015, the Company’s assets were $10.1 billion or $11.0 million lower than the $10.1 billion in assets at December 31, 2014. Assets excluding Separate Accounts assets increased $65.8 million during the first quarter of 2015. Separate Accounts assets, which represent 66% of total assets, decreased $76.8 million to $6.7 billion. Changes in Separate Accounts assets were as follows:

	Three Months Ended March 31,
(dollars in millions)	2015	2014

Investment performance	$144.5	$88.0
Deposits	5.1	6.7
Policy fees and charges	(38.4)	(40.4)
Surrenders, benefits and withdrawals	(188.0)	(204.8)

Net change	$(76.8)	$(150.5)

During the three months ended March 31, 2015 and 2014, fixed contract owner deposits were less than $0.1 million. During the three months ended March 31, 2015 and 2014, fixed contract owner withdrawals were $22.3 million and $7.3 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performance of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended March 31, 2015, the Dow decreased less than 1%, while the NASDAQ increased 3% and S&P increased less than 1% from December 31, 2014.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2015. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2015, average variable account balances decreased $0.5 billion (or 7%) to $6.7 billion as compared to the same period in 2014.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2015	2014
Average medium term interest rate yield (a)	0.73%	0.76%
Increase (decrease) in medium term interest rates (in basis points)	(13)	1
Credit spreads (in basis points) (b)	109	88
Contracting of credit spreads (in basis points)	(6)	(14)

Increase on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$26.8	$36.4

Net change on market valuations	$26.8	$36.4

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 2 of the 2014 Annual Report on Form 10-K.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At March 31, 2015 and December 31, 2014, approximately $104.9 million (or 6%) and $106.4 million (or 6%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three months ended March 31, 2015, the Company did not record OTTI in income. For the three months ended March 31, 2014, the Company recorded an OTTI in income of $0.1 million with no associated value of business acquired amortization.

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

At March 31, 2015 and December 31, 2014, there was $65.8 million and $66.7 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at March 31, 2015 and December 31, 2014 was $71.0 million and $71.4 million, respectively. There were no impaired mortgage loans at March 31, 2015 and December 31, 2014. The generic reserve at March 31, 2015 and December 31, 2014 was less than $0.1 million. The change in the valuation allowance and the generic reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At March 31, 2015 and December 31, 2014, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

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

The following table provides a summary of the securities under securities lending agreements for the periods ended:

(dollars in millions)	March 31, 2015	December 31, 2014
Payable for collateral under securities loaned	$269.9	$265.2
Amortized cost of securities out on loan	214.1	215.2
Estimated fair value of securities out on loan	264.4	260.1

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counter party along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the balance sheet payables for collateral under securities loaned and reverse repurchase agreements.

The following table provides a summary of the securities under reverse repurchase agreements for the periods ended:

	March 31,	December 31,
(dollars in millions)	2015	2014
Payable for reverse repurchase agreements	$30.5	$0.6
Amortized cost of securities pledged	30.4	0.6
Estimated fair value of securities pledged	30.7	0.6

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At March 31, 2015 and December 31, 2014, the Company’s VOBA asset was $260.1 million and $268.1 million, respectively. For the three months ended March 31, 2015 and 2014, the favorable (unfavorable) impact to pre-tax income related to VOBA unlocking was ($0.1) million and less than $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2015 and December 31, 2014, variable annuities accounted for the Company’s entire DAC asset of $42.5 million and $41.1 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended March 31, 2015 and 2014, there was an unfavorable impact to pre-tax income related to DAC unlocking of less than ($0.1) million and less than $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At March 31, 2015 and December 31, 2014, variable annuities accounted for the Company’s entire DSI asset of $9.7 million and $9.4 million, respectively. For the three months ended March 31, 2015 and 2014, there was a favorable (unfavorable) impact to pre-tax income related to DSI unlocking of less than ($0.1) million and less than $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at March 31, 2015 and 2014, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2015 and December 31, 2014 were $1.2 billion.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2015 and December 31, 2014, future policy benefits were $419.3 million and $425.2 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At March 31, 2015 and December 31, 2014, GMDB and GMIB liabilities included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2015	2014
GMDB liability	$109.3	$112.1
GMIB liability	69.0	69.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2015 and 2014, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $8.1 million and less than ($0.1) million, respectively.

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

At March 31, 2015 and December 31, 2014, the GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

	March 31,	December 31,
(dollars in millions)	2015	2014
GMWB liability	$65.3	$60.7
GMIB reinsurance asset	(62.2)	(60.6)

At March 31, 2015 and December 31, 2014, the future policy benefits for the SALB liability was $0.5 million.

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

The valuation allowance for deferred tax assets at March 31, 2015 and December 31, 2014 was $103.1 million and $113.4 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The error that was identified during the preparation of the Company’s 2014 financial statements, which required a restatement of the Company’s financial statements as of the year ended December 31, 2013 and the three quarters of 2014 relate to the complexity of the tax valuation allowance calculation.

The Company filed a separate federal income tax return for the years 2008 through 2012. An examination by the Internal Revenue Service is in progress for the years 2011 and 2012. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return was filed for 2013. A consolidated tax return has not yet been filed for 2014.

Future Accounting Guidance

•

ASC 860, Transfers and Servicing - ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure - requires repurchase-to-maturity transactions to be accounted for as secured borrowings and amends accounting for repurchase financings. It also requires disclosure for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings and (2) certain transactions accounted for as a sale. The guidance is effective for the Company on January 1, 2015, except for disclosure requirements for certain transactions accounted for as secured borrowings which will be effective on April 1, 2015. The new accounting requirements will not impact the Company’s results of operations or financial position. The adoption of the guidance will have an impact on the Company’s disclosures.

•

ASC 205, Presentation of Financial Statements - ASU 2014-15, Presentation of Financial Statements-Going Concern - requires an entity’s management to evaluate whether there are conditions or events that, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. It also requires disclosures under certain circumstances. The guidance is effective for annual periods ending after December 15, 2016. Early application is permitted. Implementation of the ASC will not affect the Company’s financial position or results of operations. The Company is in the process of reviewing its policies and processes to ensure compliance with the new guidance.

•

ASC 606, Revenue from Contracts with Customers - ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) - requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. ASU 2014-09 will be effective for the Company on January 1, 2017, using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company has not yet selected a transition method and are evaluating the impact that adoption of this update is expected to have on the Company’s financial statements.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2015 and December 31, 2014 were:

	March 31, 2015
		Gross Unrealized			% of Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$293.4	$30.1	$(0.2)	$323.3	17%
Industrial	682.9	62.5	(4.9)	740.5	38
Utility	62.7	7.1	-	69.8	4
Asset-backed securities
Housing related	34.0	5.4	-	39.4	2
Credit cards	37.2	-	-	37.2	2
Autos	39.0	-	-	39.0	2
Timeshare	2.0	-	-	2.0	0
Other	15.6	0.2	(0.2)	15.6	1
Commercial mortgage-backed securities - non agency backed	92.4	4.9	(0.1)	97.2	5
Residential mortgage-backed securities
Agency backed	63.0	2.7	-	65.7	3
Non agency backed	37.6	1.0	(0.1)	38.5	2
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	333.7	78.2	-	411.9	21
Foreign	8.6	1.6	-	10.2	1

Total fixed maturity AFS securities	1,703.0	193.7	(5.6)	1,891.1	98
Equity securities
Banking securities	28.1	2.7	(0.3)	30.5	2
Industrial securities	5.8	0.4	-	6.2	0

Total equity securities	33.9	3.1	(0.3)	36.7	2

Total fixed maturity and equity securities	$1,736.9	$196.8	$(5.9)	$1,927.8	100%

	December 31, 2014
	Amortized Cost/Cost	Gross Unrealized			% of Estimated Fair Value
(dollars in millions)		Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$321.3	$27.3	$(2.3)	$346.3	18%
Industrial	711.0	56.2	(5.2)	762.0	40
Utility	62.8	6.3	-	69.1	4
Asset-backed securities					0
Housing related	21.3	4.8	(0.1)	26.0	1
Credit cards	53.1	0.1	-	53.2	3
Structured settlements	13.3	0.9	-	14.2	1
Autos	21.2	-	-	21.2	1
Equipment lease	0.6	-	-	0.6	0
Timeshare	2.4	-	-	2.4	0
Other	15.9	-	(0.3)	15.6	1
Commercial mortgage-backed securities - non agency backed	96.6	4.3	(0.1)	100.8	5
Residential mortgage-backed securities					0
Agency backed	34.0	2.4	(0.1)	36.3	2
Non agency backed	8.2	0.9	-	9.1	0
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies					0
United States	334.4	65.8	-	400.2	21
Foreign	8.7	1.4	-	10.1	1

Total fixed maturity AFS securities	1,705.7	170.4	(8.2)	1,867.9	98
Equity securities
Banking securities	28.1	2.1	(0.5)	29.7	2
Industrial securities	5.8	0.5	-	6.3	0

Total equity securities	33.9	2.6	(0.5)	36.0	2

Total fixed maturity and equity securities	$1,739.6	$173.0	$(8.7)	$1,903.9	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2015.

Five issuers represent more than 5% of the total unrealized loss position, comprised of below investment grade corporate bonds with $4.1 million of unrealized loss at March 31, 2015.

Unrealized gains (losses) incurred during the first three months of 2015 and 2014 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	March 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$14.7	$14.8	$(0.1)
Industrial	27.9	29.3	(1.4)
Asset-backed securities
Credit cards	34.4	34.4	-
Autos	20.7	20.7	-
Timeshare	2.1	2.1	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Equity securities - banking securities	8.3	8.5	(0.2)

Total fixed maturity and equity securities	109.1	110.8	(1.7)

Greater than one year
Corporate securities
Industrial	4.6	4.7	(0.1)
Asset-backed securities - other	4.8	5.0	(0.2)
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$9.5	$9.8	$(0.3)

Total of all investment grade AFS securities
Corporate securities
Financial services	$14.7	$14.8	$(0.1)
Industrial	32.5	34.0	(1.5)
Credit cards	34.4	34.4	-
Autos	20.7	20.7	-
Other	4.8	5.0	(0.2)
Timeshare	2.1	2.1	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Residential mortgage-backed securities - agency backed	0.1	0.1	-
Equity securities - banking securities	8.3	8.5	(0.2)

Total fixed maturity and equity securities	$118.6	$120.6	$(2.0)

Total number of securities in a continuous unrealized loss position			63

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$11.7	$11.8	$(0.1)
Industrial	24.5	25.4	(0.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	17.5	17.5	-
Other	0.3	0.3	-
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	0.5	0.5	-
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	121.3	122.7	(1.4)

Greater than one year
Corporate securities
Financial services	$9.6	$9.9	$(0.3)
Industrial	34.6	35.6	(1.0)
Asset-backed securities
Autos	2.0	2.0	-
Other	4.7	5.0	(0.3)
Commercial mortgage-backed securities	8.5	8.6	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)

Total fixed maturity and equity securities	$59.5	$61.3	$(1.8)

Total of all investment grade AFS securities
Corporate securities
Financial services	$21.3	$21.7	$(0.4)
Industrial	59.1	61.0	(1.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	19.5	19.5	-
Other	5.0	5.3	(0.3)
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	9.0	9.1	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	$180.8	$184.0	$(3.2)

Total number of securities in a continuous unrealized loss position			82

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$5.7	$5.8	$(0.1)
Industrial	10.7	10.8	(0.1)
Asset-backed securities - housing related	2.9	2.9	-
Residential mortgage-backed securities - non agency backed	14.5	14.7	(0.2)

Total fixed maturity and equity securities	33.8	34.2	(0.4)

Greater than six months but less than or equal to one year
Corporate securities - industrial	4.2	5.7	(1.5)

Total fixed maturity and equity securities	4.2	5.7	(1.5)

Greater than one year
Corporate securities - industrial	0.1	1.9	(1.8)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$2.6	$4.6	$(2.0)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$5.7	$5.8	$(0.1)
Industrial	15.0	18.4	(3.4)
Asset-backed securities - housing related	2.9	2.9	-
Residential mortgage-backed securities - non agency backed	14.5	14.7	(0.2)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$40.6	$44.5	$(3.9)

Total number of securities in a continuous unrealized loss position			19

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$16.4	$18.3	$(1.9)
Industrial	8.0	9.3	(1.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)

Total fixed maturity and equity securities	27.3	30.6	(3.3)

Greater than six months but less than or equal to one year
Corporate securities - industrial	3.4	3.8	(0.4)

Total fixed maturity and equity securities	3.4	3.8	(0.4)

Greater than one year
Corporate securities - industrial	0.4	2.0	(1.6)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$2.9	$4.7	$(1.8)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$16.4	$18.3	$(1.9)
Industrial	11.8	15.1	(3.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$33.6	$39.1	$(5.5)

Total number of securities in a continuous unrealized loss position			13

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 66% and 63% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2015 and December 31, 2014, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2015.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position were as follows:

		March 31, 2015
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$33.8	$34.2	$(0.4)

		33.8	34.2	(0.4)

Greater than six months but less than or equal to one year	70% to 100%	1.5	1.7	(0.2)
	40% to 70%	2.7	4.0	(1.3)

		4.2	5.7	(1.5)

Greater than one year	70% to 100%	2.5	2.7	(0.2)
	Below 40%	0.1	1.9	(1.8)

		2.6	4.6	(2.0)

Total		$40.6	$44.5	$(3.9)

		December 31, 2014
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$27.3	$30.6	$(3.3)

		27.3	30.6	(3.3)

Greater than six months but less than or equal to one year	70% to 100%	3.4	3.8	(0.4)

		3.4	3.8	(0.4)

Greater than one year	70% to 100%	2.5	2.8	(0.3)
	Below 40%	0.4	1.9	(1.5)

		2.9	4.7	(1.8)

Total		$33.6	$39.1	$(5.5)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2015 and December 31, 2014 by rating agency equivalent were:

	March 31, 2015		December 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$570.3	$657.4	$557.5	$631.5
AA	120.1	127.8	108.4	115.1
A	516.9	568.9	558.4	605.2
BBB	372.7	409.4	391.6	424.3
Below investment grade	123.0	127.6	89.8	91.8

Total fixed maturity AFS securities	$1,703.0	$1,891.1	$1,705.7	$1,867.9

Investment grade	93%	93%	95%	95%
Below investment grade	7%	7%	5%	5%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At March 31, 2015 and December 31, 2014, approximately $83.4 million (or 4%) and $107.9 million (or 6%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at March 31, 2015 and December 31, 2014:

	March 31, 2015
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
A	$0.6	$0.6	$-
Below BBB	16.9	19.3	2.4
Second lien (a)
Below BBB	-	1.8	1.8

Total	$17.5	$21.7	$4.2

	December 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
A	$0.7	$0.7	$-
Below BBB	17.2	19.6	2.4
Second lien (a)
Below BBB	-	2.1	2.1

Total	$17.9	$22.4	$4.5

	March 31, 2015
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
A	$0.6	$-	$-	$-	$0.6
Below BBB	2.4	-	3.7	13.2	19.3
Second lien (a)
Below BBB	-	-	1.8	-	1.8

Total	$3.0	$-	$5.5	$13.2	$21.7

	December 31, 2014
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
A	$0.7	$-	$-	$-	$0.7
Below BBB	2.5	-	3.8	13.3	19.6
Second lien (a)
Below BBB	-	-	2.1	-	2.1

Total	$3.2	$-	$5.9	$13.3	$22.4

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2015 and December 31, 2014, the Company’s assets included $2.2 billion of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

We believe that the existing cash available to the Company, the cash flows to be generated from operations and other transactions will be sufficient to allow us to meet policyholder obligations, pay expenses and satisfy other financial obligations.

Capital Resources

For the three months ended March 31, 2015 and 2014, the Company did not pay any dividends to AUSA. For the three months ended March 31, 2015 and 2014, the Company received a capital contribution from AUSA of $10.6 million and $5.5 million.

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

The following table summarizes the Company’s ratings at May 15, 2015:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at March 31, 2015:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$166.4	$301.4	$264.8	$1,718.7	$2,451.3
Separate Accounts (a)	756.3	1,332.8	1,138.4	5,517.4	8,744.9

	$922.7	$1,634.2	$1,403.2	$7,236.1	$11,196.2

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2015 and December 31, 2014, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $4.5 million at March 31, 2015 and December 31, 2014. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended March 31, 2015 and 2014, the Company recorded net income of $10.7 million and $15.4 million, respectively. The decrease in net income during the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to increased derivative losses and lower policy charge revenue. The decrease in revenue was partially offset by lower policy benefits expense during the first quarter of 2014 when compared to the same period in 2014.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Asset-based policy charge revenue	$25.6	$27.7	$(2.1)
Guaranteed benefit based policy charge revenue	5.8	6.1	(0.3)
Non-asset based policy charge revenue	12.5	12.7	(0.2)

Total policy charge revenue	$43.9	$46.5	$(2.6)

Net derivative losses increased $6.8 million during the three months ended March 31, 2015 as compared to the same period in 2014. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Total return swaps	$(19.3)	$(11.4)	$(7.9	) (a)
Variance swaps	(1.2)	(1.2)	-
Short futures	(1.3)	(1.4)	0.1
Interest rate swaps	-	(0.1)	0.1
Credit default swaps	0.9	-	0.9

Total net derivative losses	$(20.9)	$(14.1)	$(6.8)

(a)

The Company had a large notional of short positions in total return swaps for the first quarter of 2015 and 2014, and the 3% increase in the S&P in the first three months of 2015 drove an increase in losses compared to the 1% increase in the S&P in the first three months of 2014.

Policy benefits decreased $7.2 million during the three months ended March 31, 2015 as compared to the same period in 2014. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Annuity benefit unlocking	$(8.0)	$(0.1)	$(7.9)	(a	)
Annuity benefit expense	12.9	9.7	3.2	(b	)
Amortization of deferred sales inducements	(0.3)	-	(0.3)
Life insurance mortality expense	8.7	10.9	(2.2)	(c	)

Total policy benefits	$13.3	$20.5	$(7.2)

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

During the three months ended March 31, 2015 the increase in annuity benefit expense was driven by an increase in reserves due to interest rates continuing to decline when compared to the same period in 2014.

(c)	During the three months ended March 31, 2015 the decrease in mortality expense was related to a reduction in claims when compared to the same period in 2014.

Accretion of DAC was ($1.4) million and ($0.4) million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of less than ($0.1) million and less than $0.1 million, respectively. During the three months ended March 31, 2015 lower gross profits resulted in increased DAC accretion compared to the same period in 2014.

Amortization (accretion) of VOBA was $4.9 million and ($0.1) for the three months ended March 31, 2015 and 2014, which included favorable (unfavorable) unlocking ($0.1) of million and less than $0.1 million, respectively. During the three months ended March 31, 2015, higher gross profits resulted in increased VOBA amortization compared to the same period in 2014.

Insurance expenses and taxes increased $0.3 million during the three months ended March 31, 2015 as compared to the same period in 2014. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2015	2014	Change
Commissions	$7.8	$8.1	$(0.3)
General insurance expenses	3.4	2.8	0.6
Taxes, licenses, and fees	0.1	0.1	-

Total insurance expenses and taxes	$11.3	$11.0	$0.3

Segment Information

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company identified a material weakness in internal control over financial reporting as of December 31, 2013. The Company did not have effective controls surrounding the evaluation and review related to non-routine technical tax accounting matters, specifically with regards to the valuation allowance on deferred tax assets. The material weakness resulted in adjustments during the preparation of the Company’s 2014 financial statements and restatement of the Company’s financial statements as of and for the year ended 2013 and the interim periods in 2014 which affected the tax-related financial statement line items and disclosures and until remediation is complete could result in misstatements in future interim or annual reporting periods.

TALIC’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of TALIC’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, and because of the material weakness described above and under “Management’s Annual Report on Internal Controls Over Financial Reporting” in the Annual Report on Form 10-K, TALIC’s President and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of the end of the period covered by this report.

Based on additional analysis and other post-closing procedures designed to ensure that the Company’s Financial Statements will be presented in accordance with generally accepted accounting principles, management believes, notwithstanding the material weakness, that the Financial Statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

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

There have been no other changes in our internal control over financial reporting that occurred during our first fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to issue such products, potentially making growth of future revenues limited and uncertain. The sales volume of the CDAs is deemed by the Company to be immaterial through the first three months of 2015. Therefore, the Company has not actively hedged the CDAs.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: May 15, 2015	/s/ David Hopewell
David Hopewell
Chief Financial Officer, Vice President, Treasurer and Corporate Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.