Form 10-Q
period 2015-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2015-08-13
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2015 - $1,676,745; 2014 - $1,705,721)	$1,796,989	$1,867,913
Equity available-for-sale securities, at estimated fair value (cost: 2015 - $33,852; 2014 - $33,928)	36,399	35,958
Limited partnerships	65,824	64,518
Mortgage loans on real estate	68,856	66,667
Policy loans	665,151	681,071
Derivative assets	18,521	1,055

Total investments	2,651,740	2,717,182

Cash and cash equivalents	221,175	235,034
Accrued investment income	39,981	37,648
Deferred policy acquisition costs	37,363	41,127
Deferred sales inducements	8,487	9,351
Value of business acquired	262,221	268,079
Goodwill	2,800	2,800
Income tax asset	1,061	1,061
Reinsurance receivables - net	928	-
Affiliated short-term note receivable	25,000	-
Receivable for investments sold - net	3,467	807
Other assets	26,081	25,044
Separate Accounts assets	6,475,583	6,771,369

Total Assets	$9,755,887	$10,109,502

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	June 30, 2015	December 31, 2014
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,178,450	$1,207,763
Future policy benefits	422,417	425,259
Claims and claims settlement expenses	34,948	28,939

Total policyholder liabilities and accruals	1,635,815	1,661,961

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	268,050	265,880
Checks not yet presented for payment	7,304	13,576
Derivative liabilities	4,464	18,744
Income taxes liability	6,179	6,170
Affiliated payables - net	5,884	5,491
Reinsurance payables - net	-	49
Other liabilities	13,226	4,260
Separate Accounts liabilities	6,475,583	6,771,369

Total Liabilities	8,416,505	8,747,500

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,552,507	1,545,665
Accumulated other comprehensive income, net of taxes	74,082	109,242
Retained deficit	(289,707)	(295,405)

Total Stockholder’s Equity	1,339,382	1,362,002

Total Liabilities and Stockholder’s Equity	$9,755,887	$10,109,502

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
		As Restated		As Restated
	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$42,745	$44,493	$85,461	$89,346
Net investment income	28,416	29,983	57,943	58,828
Net realized investment gains (losses)
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(1,866)	-	(1,866)	(100)

Net other-than-temporary impairment losses on securities recognized in income	(1,866)	-	(1,866)	(100)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	720	545	863	1,103

Net realized investment gains (losses)	(1,146)	545	(1,003)	1,003

Net derivative losses	(13,291)	(37,924)	(34,213)	(51,993)

Total Revenues	56,724	37,097	108,188	97,184

Benefits and Expenses
Interest credited to policyholder liabilities	13,546	14,249	26,292	27,923
Policy benefits (net of reinsurance recoveries: 2015 - $1,456; $2,032; 2014 - $833; $4,046)	24,526	6,742	37,831	27,213
Amortization (accretion) of deferred policy acquisition costs	5,189	(346)	3,838	(696)
Amortization of value of business acquired	6,779	1,199	11,633	1,052
Insurance expenses and taxes	11,639	12,121	22,896	23,149

Total Benefits and Expenses	61,679	33,965	102,490	78,641

Income (loss) Before Taxes	(4,955)	3,132	5,698	18,543

Income Tax Expense (benefit)	-	-	-	-

Net Income (loss)	$(4,955)	$3,132	$5,698	$18,543

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2015	2014	2015	2014
		As Restated		As Restated
	(unaudited)		(unaudited)

Net Income (loss)	$(4,955)	$3,132	$5,698	$18,543

Other Comprehensive Income (loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(70,017)	29,829	(44,446)	65,769
Reclassification adjustment for (gains) losses included in net income (losses)	(42)	448	1,120	97

	(70,059)	30,277	(43,326)	65,866

Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(362)	(2,912)	726	(4,437)
Reclassification adjustment for (gains) losses included in net income (losses)	626	679	(174)	677

	264	(2,233)	552	(3,760)

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(33)	492	29	1,197
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	1,866	-	1,866	100

	1,833	492	1,895	1,297

Adjustments
Value of business acquired	8,881	(5,020)	5,719	(10,922)

	8,881	(5,020)	5,719	(10,922)

Total other comprehensive income (loss), net of taxes	(59,081)	23,516	(35,160)	52,481

Comprehensive Income (loss)	$(64,036)	$26,648	$(29,462)	$71,024

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	Six Months Ended June 30, 2015	Twelve Months Ended December 31, 2014
	(unaudited)

Common Stock	$2,500	$2,500

Balance at beginning of period
Balance at beginning of period	$1,545,665	$1,366,636
Capital contribution from AEGON USA, LLC	6,842	179,029

Balance at end of period	$1,552,507	$1,545,665

Accumulated Other Comprehensive Income
Balance at beginning of period	$109,242	$39,703
Total other comprehensive income (loss), net of taxes	(35,160)	69,539

Balance at end of period	$74,082	$109,242

Retained Deficit
Balance at beginning of period	$(295,405)	$(228,938)
Net income	5,698	33,533
Cash dividend paid to AEGON USA, LLC	-	(100,000)

Balance at end of period	$(289,707)	$(295,405)

Total Stockholder’s Equity	$1,339,382	$1,362,002

See Notes to Financial Statement

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
		As Restated
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,698	$18,543
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	3,764	(784)
Change in deferred sales inducements	864	(153)
Change in value of business acquired	11,633	1,052
Change in benefit reserves	2,415	(8,421)
Change in income tax accruals	9	505
Change in claims and claims settlement expenses	6,009	3,462
Change in other operating assets and liabilities, net	2,388	(856)
Change in checks not yet presented for payment	(6,272)	(1,177)
Amortization of investments	1,770	222
Interest credited to policyholder liabilities	26,292	27,923
Net derivative losses	34,213	51,993
Net realized investment (gains) losses	1,003	(1,003)

Net cash and cash equivalents provided by operating activities	89,786	91,306

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	92,490	47,612
Maturities of available-for-sale securities and mortgage loans	189,440	116,153
Purchases of available-for-sale securities and mortgage loans	(257,896)	(223,544)
Sales of limited partnerships	252	-
Purchases of limited partnerships	-	(25,000)
Change in affiliated short-term note receivable	(25,000)	(50,000)
Cash received in connection with derivatives	18,547	3,871
Cash paid in connection with derivatives	(82,632)	(63,417)
Policy loans on insurance contracts, net	15,921	17,756
Net settlement on futures contracts	(1,359)	(4,784)
Other	(1,557)	(170)

Net cash and cash equivalents used in investing activities	$(51,794)	$(181,523)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF AEGON USA, LLC)

STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended June 30,
(dollars in thousands)	2015	2014
		As Restated
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$9,834	$9,968
Policyholder withdrawals	(70,697)	(70,277)
Capital contributions from AEGON USA, LLC	6,842	99,319
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	2,170	(7,476)

Net cash and cash equivalents provided by (used in) financing activities	(51,851)	31,534

Net decrease in cash and cash equivalents (1)	(13,859)	(58,683)
Cash and cash equivalents, beginning of year	235,034	301,737

Cash and cash equivalents, end of period	$221,175	$243,054

(1) Included in net decrease in cash and cash equivalents is interest received (2015 - $1; 2014 - $4); interest paid (2015 - $8; 2014 - $1;); income taxes paid (2015 - $0; 2014 - $0); and income taxes received (2015 - $0; 2014 - $505).

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

The interim Financial Statements for the three month periods are unaudited; all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2014 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Restatement of Previously Issued Financial Statements

During the preparation of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, an error in the tax valuation allowance was identified for the year ended December 31, 2013. The error principally relates to the scheduling of certain deferred tax liabilities in the Company’s analysis of the future ability to utilize net operating loss carryforwards in the tax expense calculations and the resulting amount of valuation allowance recognized. Following the identification of the tax related error, management initiated a comprehensive internal review of the Company’s historical financial information and determined the error materially impacted the audited financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014. Consequently, the Company restated its financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014 and September 30, 2014. For additional detail refer to the Company’s 2014 Annual Report on Form 10-K.

In addition to the error in the tax valuation allowance, the Company identified out-of-period errors that were individually and in the aggregate immaterial and that were corrected in the period to which they relate. These corrections primarily relate to actuarial modelling reserving errors and state tax calculations and are reflected in the Company’s 2014 Annual Report on Form 10-K.

Income before taxes and Net income for the six months ended June 30, 2015 included a net decrease of ($800) reflecting prior period errors from reserve model corrections related to the implementation of the guaranteed minimum death benefit (“GMDB”) lapse assumption. Management has evaluated the correction and concluded that it is not material to any previously reported quarterly or annual financial statements or to the current year.

Certain corrections have been made to prior period financial statements. In the Statements of Other Comprehensive Income, unrealized losses of $984 and $2,594 for the three and six months ended June 30, 2014 were reclassified from “Change in previously recognized unrealized other-than-temporary impairments” to “Net unrealized holding gains arising during the period”. On the Statements of Income, “Reinsurance premium ceded” of $1,548 and $3,150 for the three and six months ended June 30, 2014 has been reclassified to “Policy charge revenue”. The impact to the individual financial statement line items for these corrections is reflected in the below section “Comparison of previously issued unaudited interim financial statements to restated unaudited interim financial statements for the period ended June 30, 2014.” Additionally, in the Balance Sheets, Income taxes, net has been reclassified into new financial statement line items titled “Income tax asset” and “Income tax liability” for $1,061 and $6,170 at December 31, 2014. There was no effect on net income, total other comprehensive income or stockholder’s equity of the prior period Management has evaluated the corrections and concluded that they were not material to any previously reported quarterly or annual financial statements.

Comparison of previously issued unaudited interim financial statements to restated unaudited interim financial statements for the period ended June 30, 2014

The following tables compare the Statements of Income, Comprehensive Income (Loss), and Cash Flows for the period ended June 30, 2014 included in the Form 10-Q filed on August 13, 2014 to the corresponding restated financial statements.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Three Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)	As Restated

Revenues
Policy charge revenue	$46,041	$-	$(1,548)	$44,493
Net investment income	29,983	-	-	29,983
Net realized investment gains
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	-	-	-	-

Net other-than-temporary impairment losses on securities recognized in income	-	-	-	-
Net realized investment gains, excluding other-than-temporary impairment losses on securities	545	-	-	545

Net realized investment gains	545	-	-	545

Net derivative losses	(37,924)	-	-	(37,924)

Total Revenues	38,645	-	(1,548)	37,097

Benefits and Expenses
Interest credited to policyholder liabilities	14,249	-	-	14,249
Policy benefits (net of reinsurance recoveries: $833)	6,742	-	-	6,742
Reinsurance premium ceded	1,548	-	(1,548)	-
Accretion of deferred policy acquisition costs	(346)	-	-	(346)
Amortization of value of business acquired	1,199	-	-	1,199
Insurance expenses and taxes	12,121	-	-	12,121

Total Benefits and Expenses	35,513	-	(1,548)	33,965

Income Before Taxes	3,132	-	-	3,132

Income Tax Expense	4,514	(4,514)	-	-

Net Income (Loss)	$(1,382)	$4,514	$-	$3,132

(1) Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Income (unaudited)

	Six Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)	As Restated

Revenues
Policy charge revenue	$92,496	$-	$(3,150)	$89,346
Net investment income	58,828	-	-	58,828
Net realized investment gains
Other-than-temporary impairment losses on securities	-	-	-	-
Portion of other-than-temporary impairment losses recognized in other comprehensive income	-	-	-	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(100)	-	-	(100)

Net other-than-temporary impairment losses on securities recognized in income	(100)	-	-	(100)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	1,103	-	-	1,103

Net realized investment gains	1,003	-	-	1,003

Net derivative losses	(51,993)	-	-	(51,993)

Total Revenues	100,334	-	(3,150)	97,184

Benefits and Expenses
Interest credited to policyholder liabilities	27,923	-	-	27,923
Policy benefits (net of reinsurance recoveries: $4,046)	27,313	-	(100)	27,213
Reinsurance premium ceded	3,150	-	(3,150)	-
Accretion of deferred policy acquisition costs	(526)	-	(170)	(696)
Amortization of value of business acquired	1,152	-	(100)	1,052
Insurance expenses and taxes	23,149	-	-	23,149

Total Benefits and Expenses	82,161	-	(3,520)	78,641

Income Before Taxes	18,173	-	370	18,543

Income Tax Expense	18,273	(18,273)	-	-

Net Income (Loss)	$(100)	$18,273	$370	$18,543

(1) Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Three Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)	As Restated

Net Income (Loss)	$(1,382)	$4,514	$-	$3,132

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains (loss) arising during the period	30,813	-	(984)	29,829
Reclassification adjustment for losses included in net income	448	-	-	448

	31,261	-	(984)	30,277

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(2,912)	-	-	(2,912)
Reclassification adjustment for losses included in net income	679	-	-	679

	(2,233)	-	-	(2,233)

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-	-	-
Change in previously recognized unrealized other-than-temporary impairments	(492)	-	984	492
Reclassification adjustment for other-than-temporary impairments included in net income	-	-	-	-

	(492)	-	984	492

Adjustments
Value of business acquired	(5,020)	-	-	(5,020)
Deferred income taxes	(8,348)	8,348	-	-

	(13,368)	8,348	-	(5,020)

Total other comprehensive income, net of taxes	15,168	8,348	-	23,516

Comprehensive Income	$13,786	$12,862	$-	$26,648

(1) Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Comprehensive Income (unaudited)

	Six Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)	As Restated

Net Income (Loss)	$(100)	$18,273	$370	$18,543

Other Comprehensive Income
Net unrealized gains on available-for-sale securities
Net unrealized holding gains (loss) arising during the period	68,363	-	(2,594)	65,769
Reclassification adjustment for losses included in net income	97	-	-	97

	68,460	-	(2,594)	65,866

Net unrealized losses on cash flow hedges
Net unrealized losses on cash flow hedges arising during the period	(4,437)	-	-	(4,437)
Reclassification adjustment for losses included in net income	677	-	-	677

	(3,760)	-	-	(3,760)

Net unrealized other-than-temporary impairments on securities
Net unrealized other-than-temporary impairment losses arising during the period	-	-	-	-
Change in previously recognized unrealized other-than-temporary impairments	(1,397)	-	2,594	1,197
Reclassification adjustment for other-than-temporary impairments included in net income	100	-	-	100

	(1,297)	-	2,594	1,297

Adjustments
Value of business acquired	(10,922)	-	-	(10,922)
Deferred income taxes	(18,632)	18,632	-	-

	(29,554)	18,632	-	(10,922)

Total other comprehensive income, net of taxes	33,849	18,632	-	52,481

Comprehensive Income	$33,749	$36,905	$370	$71,024

(1) Consists of out-of-period errors and reclassifications.

Transamerica Advisors Life Insurance Company

Statement of Cash Flows (unaudited)

	Six Months Ended June 30, 2014
(dollars in thousands)	As Reported	Tax Valuation Allowance Restatement	Other Adjustments (1)	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(100)	$18,273	$370	$18,543
Adjustments to reconcile net loss to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	(614)	-	(170)	(784)
Change in deferred sales inducements	(153)	-	-	(153)
Change in value of business acquired	1,152	-	(100)	1,052
Change in benefit reserves	(8,321)	-	(100)	(8,421)
Change in income tax accruals	18,778	(18,273)	-	505
Change in claims and claims settlement expenses	3,462	-	-	3,462
Change in other operating assets and liabilities, net	(856)	-	-	(856)
Change in checks not yet presented for payment	(1,177)	-	-	(1,177)
Amortization of investments	222	-	-	222
Interest credited to policyholder liabilities	27,923	-	-	27,923
Net derivative losses	51,993	-	-	51,993
Net realized investment gains	(1,003)	-	-	(1,003)

Net cash and cash equivalents provided by operating activities	91,306	-	-	91,306

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities	47,612	-	-	47,612
Maturities of available-for-sale securities and mortgage loans	116,153	-	-	116,153
Purchases of available-for-sale securities	(223,544)	-	-	(223,544)
Purchases of limited partnerships	(25,000)	-	-	(25,000)
Change in affiliated short-term note receivable	(50,000)	-	-	(50,000)
Cash received in connection with derivatives	3,871	-	-	3,871
Cash paid in connection with derivatives	(63,417)	-	-	(63,417)
Policy loans on insurance contracts, net	17,756	-	-	17,756
Net settlement on futures contracts	(4,784)	-	-	(4,784)
Other	(170)	-	-	(170)

Net cash and cash equivalents used in investing activities	$(181,523)	$-	$-	$(181,523)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$9,968	$-	$-	$9,968
Policyholder withdrawals	(70,277)	-	-	(70,277)
Capital contributions from AEGON USA, LLC	99,319	-	-	99,319
Change in payables for collateral under securities loaned and reverse repurchase agreements	(7,476)	-	-	(7,476)

Net cash and cash equivalents provided by financing activities	31,534	-	-	31,534

Net decrease in cash and cash equivalents (2)	(58,683)	-	-	(58,683)
Cash and cash equivalents, beginning of year	301,737	-	-	301,737

Cash and cash equivalents, end of period	$243,054	$-	$-	$243,054

(1) Consists of out-of-period errors and reclassifications.

(2) Included in net decrease in cash and cash equivalents is interest received - $4; interest paid - $1; income taxes paid $0; and income taxes received - $505.

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

Current Accounting Guidance

Accounting Standards Codification (“ASC”) 860, Transfers and Servicing

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The guidance requires repurchase-to-maturity transactions to be accounted for as secured borrowings and amends accounting for repurchase financings. It also requires disclosure for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings and (2) certain transactions accounted for as a sale. The guidance was effective for the Company on January 1, 2015, except for disclosure requirements for certain transactions accounted for as secured borrowings which were effective on April 1, 2015. The new accounting requirements did not impact the Company’s results of operations or financial position. The adoption of the guidance had an impact on the Company’s disclosures. See Note 3 for disclosure impacts.

Future Accounting Guidance

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

ASC 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. In July 2015, the Board affirmed its proposal to defer the effective date of the ASU by one year. As a result, TALIC will apply the ASU beginning in 2018, using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. Early application of ASU 2014-09 is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is evaluating the impact that adoption of this update will have on the Company’s financial position and results of operation.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,079,726	$-	$1,079,726
Asset-backed securities	-	130,835	6,763	137,598
Commercial mortgage-backed securities	-	84,229	-	84,229
Residential mortgage-backed securities	-	100,598	-	100,598
Municipals	-	806	-	806
Government and government agencies
United States	386,053	-	-	386,053
Foreign	1,527	6,452	-	7,979

Total fixed maturity AFS securities (a)	387,580	1,402,646	6,763	1,796,989
Equity securities (a)
Banking securities	-	30,244	-	30,244
Industrial securities	-	6,155	-	6,155

Total equity securities (a)	-	36,399	-	36,399
Cash equivalents (b)	-	219,967	-	219,967
Derivative assets (f)	-	18,521	-	18,521
Limited partnerships (c)	-	62,989	2,835	65,824
Separate Accounts assets (d)	6,475,583	-	-	6,475,583

Total assets	$6,863,163	$1,740,522	$9,598	$8,613,283

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$2,052	$2,052
Derivative liabilities (f)	-	4,464	-	4,464

Total liabilities	$-	$4,464	$2,052	$6,516

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,177,409	$-	$1,177,409
Asset-backed securities	-	124,686	8,474	133,160
Commercial mortgage-backed securities	-	100,801	-	100,801
Residential mortgage-backed securities	-	45,447	-	45,447
Municipals	-	800	-	800
Government and government agencies
United States	400,251	-	-	400,251
Foreign	3,564	6,481	-	10,045

Total fixed maturity AFS securities (a)	403,815	1,455,624	8,474	1,867,913
Equity securities (a)
Banking securities	-	29,702	-	29,702
Industrial securities	-	6,256	-	6,256

Total equity securities (a)	-	35,958	-	35,958
Cash equivalents (b)	-	232,509	-	232,509
Derivative assets (f)	-	1,055	-	1,055
Limited partnerships (c)	-	60,432	4,086	64,518
Separate Accounts assets (d)	6,771,369	-	-	6,771,369

Total assets	$7,175,184	$1,785,578	$12,560	$8,973,322

Liabilities
Future policy benefits (embedded derivatives only) (e)	$-	$-	$633	$633
Derivative liabilities (f)	-	18,744	-	18,744

Total liabilities	$-	$18,744	$633	$19,377

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At June 30, 2015 and December 31, 2014, less than 0.5% of fixed maturity AFS securities were valued using internal models.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the above table.
(c)

Limited partnership investments in which management is able to determine that observable market inputs have been used and that the investment can be redeemed at the net asset value in 90 days or less are considered Level 2. The Company has an investment in a limited partnership for which the fair value is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis and that is considered a Level 3 measurement. The valuation utilizing these financial statements is on a one quarter lag.

(d)	Separate Accounts assets are carried at the net asset value provided by the fund managers.
(e)

The Company issued contracts containing guaranteed minimum withdrawal benefit riders (“GMWB”) and obtained reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”). GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. In addition, the Company issues SALB contracts that are required to be reported at fair value. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

(f)

Level 2 derivatives include inflation swaps, variance swaps, total return swaps, and credit default swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date from the last reset date, multiplied by the notional value of the swap. The fair value of the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard and Poor’s 500 Composite Stock Price Index (“S&P”) at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default which is modeled using an arbitrage free credit spread model.

For the six months ended June 30, 2015 and twelve months ended December 31, 2014, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2015 and December 31, 2014:

	Six Months Ended June 30, 2015		Twelve Months Ended December 31, 2014
		Fixed		Fixed
	Limited	Maturity AFS	Limited	Maturity AFS
	Partnership	Securities	Partnership	Securities
Balance at beginning of period (a)	$4,086	$8,474	$5,044	$6,428

Change in unrealized losses (b)	-	(354)	-	(72)
Purchases	-	1,999	-	-
Sales	(252)	(51)	(962)	(30)
Transfers into Level 3	-	2,049	-	3,744
Transfers out of Level 3	-	(5,354)	-	(1,596)
Changes in valuation (c)	(999)	-	4	-

Balance at end of period (a)	$2,835	$6,763	$4,086	$8,474

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of other comprehensive income.
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at June 30, 2015 was due to two securities transferring from Level 3 to Level 2 due to the availability of market observable data. The increase in Level 3 fixed maturity AFS securities at December 31, 2014 was due to a security transferring from Level 2 to Level 3 due to the unavailability of market observable data. The increase was partially offset by a security transferring from Level 3 to Level 2 due to the availability of market observable data.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 30 basis points (“bps”) and 45 bps at June 30, 2015 and December 31, 2014, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.3% at June 30, 2015 and December 31, 2014. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2015 and December 31, 2014:

	Six Months Ended June 30, 2015			Twelve Months Ended December 31, 2014
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (b)	$60,702	$(60,573)	$504	$21,776	$(39,345)	$41

Changes in interest rates (a)	(5,638)	5,812	-	30,760	(26,759)	-
Changes in equity markets (a)	(1,538)	2,832	-	762	2,330	463
Other (a)	(68)	19	-	7,404	3,201	-

Balance at end of period (b)	$53,458	$(51,910)	$504	$60,702	$(60,573)	$504

(a)	Recorded as a component of policy benefits in the Statements of Income.
(b)	Recorded as a component of future policy benefits in the Balance Sheets.

During the six months ended June 30, 2015, the change in GMWB and GMIB reinsurance reserves was primarily driven by an increase in interest rates during 2015 and weak equity market performance. During 2014, the change in GMWB and GMIB reinsurance reserves was primarily driven by positive equity market performance and declining interest rates. During the six months ended June 30, 2014 the change in the SALB reserve was due to increases in equity markets.

.

The following tables provide a summary of the quantitative inputs and assumptions related to the Company’s Level 3 assets and liabilities at June 30, 2015 and December 31, 2014:

Description	June 30, 2015 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$6,763

Total fixed maturity securities	6,763	Broker	Not applicable	Not applicable
Limited partnership	2,835	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$9,598

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$53,458	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(51,910)	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits - SALB	504	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$2,052

Description	December 31, 2014 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$8,474

Total fixed maturity securities	8,474	Broker	Not applicable	Not applicable
Limited partnership	4,086	Not applicable (1)	Not applicable (1)	Not applicable (1)

Total assets	$12,560

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,702	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits (embedded derivatives) - GMIB Reinsurance	(60,573)	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits - SALB	504	See comment below (2)	See comment below (2)	See comment below (2)

Total liabilities	$633

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

The following tables provide the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at June 30, 2015 and December 31, 2014:

	June 30, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$72,586	$72,586
Policy loans (b)	-	665,151	-	665,151

Total assets	$-	$665,151	$72,586	$737,737

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$71,433	$71,433
Policy loans (b)	-	681,071	-	681,071

Total assets	$-	$681,071	$71,433	$752,504

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. The fair value of policy loans approximates their book value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains (losses), estimated fair value of investments in fixed maturity and equity AFS securities, and OTTI at June 30, 2015 and December 31, 2014 were:

	June 30, 2015
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI(1)
Fixed maturity AFS securities
Corporate securities	$1,013,890	$71,827	$(5,991)	$1,079,726	$-
Asset-backed securities	133,170	4,759	(331)	137,598	(19)
Commercial mortgage-backed securities	81,478	2,923	(172)	84,229	-
Residential mortgage-backed securities	97,709	3,438	(549)	100,598	(14)
Municipals	914	-	(108)	806	-
Government and government agencies
United States	342,952	43,101	-	386,053	-
Foreign	6,632	1,347	-	7,979	-

Total fixed maturity AFS securities	$1,676,745	$127,395	$(7,151)	$1,796,989	$(33)

Equity securities
Banking securities	$28,061	$2,522	$(339)	$30,244	$-
Industrial securities	5,791	364	-	6,155	-

Total equity securities	$33,852	$2,886	$(339)	$36,399	$-

	December 31, 2014
		Gross Unrealized		Estimated Fair Value	OTTI in AOCI(1)
	Amortized Cost/Cost	Gains	Losses
Fixed maturity AFS securities
Corporate securities	$1,095,082	$89,852	$(7,525)	$1,177,409	$-
Asset-backed securities	127,803	5,743	(386)	133,160	(97)
Commercial mortgage-backed securities	96,594	4,341	(134)	100,801	-
Residential mortgage-backed securities	42,205	3,244	(2)	45,447	-
Municipals	916	-	(116)	800	-
Government and government agencies
United States	334,448	65,805	(2)	400,251	-
Foreign	8,673	1,372	-	10,045	-

Total fixed maturity AFS securities	$1,705,721	$170,357	$(8,165)	$1,867,913	$(97)

Equity securities
Banking securities	$28,137	$2,135	$(570)	$29,702	$-
Industrial securities	5,791	465	-	6,256	-

Total equity securities	$33,928	$2,600	$(570)	$35,958	$-

(1) Represents other-than-temporary impairments (“OTTI”) in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $3,296 and $3,202 of unrealized gains at June 30, 2015 and December 31, 2014, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2015 and December 31, 2014 were:

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,561,659	$1,676,085	$1,615,944	$1,776,153
Below investment grade	115,086	120,904	89,777	91,760

Total fixed maturity AFS securities	$1,676,745	$1,796,989	$1,705,721	$1,867,913

At June 30, 2015 and December 31, 2014, the estimated fair value of fixed maturity securities rated BBB- was $78,735 and $107,865, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2015 and December 31, 2014 by contractual maturities were:

	June 30, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$51,971	$52,727	$61,405	$62,356
Due after one year through five years	606,014	651,567	480,098	514,063
Due after five years through ten years	264,661	274,700	453,522	481,957
Due after ten years	441,742	495,570	444,094	530,129

	1,364,388	1,474,564	1,439,119	1,588,505
Mortgage-backed securities and other asset-backed securities	312,357	322,425	266,602	279,408

Total fixed maturity AFS securities	$1,676,745	$1,796,989	$1,705,721	$1,867,913

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

The estimated fair value, amortized cost/cost and gross unrealized losses and OTTI of fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$125,217	$129,096	$(3,879)
Asset-backed securities	65,146	65,307	(161)
Commercial mortgage-backed securities	15,362	15,534	(172)
Residential mortgage-backed securities	34,599	35,146	(547)

Total fixed maturity and equity securities	240,324	245,083	(4,759)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	8,754	10,358	(1,604)
Equity securities - banking securities	8,255	8,500	(245)

Total fixed maturity and equity securities	17,009	18,858	(1,849)

Greater than one year
Fixed maturity AFS securities
Corporate securities	5,930	6,438	(508)
Asset-backed securities	4,829	4,999	(170)
Residential mortgage-backed securities	52	54	(2)
Municipals	806	914	(108)
Equity securities - banking securities	1,702	1,796	(94)

Total fixed maturity and equity securities	13,319	14,201	(882)

Total fixed maturity and equity securities	$270,652	$278,142	$(7,490)

	December 31, 2014
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$60,583	$64,799	$(4,216)
Asset-backed securities	70,078	70,188	(110)
Commercial mortgage-backed securities	528	529	(1)
Government and government agencies - United States	9,310	9,312	(2)
Equity securities - banking securities	8,050	8,500	(450)

Total fixed maturity and equity securities	148,549	153,328	(4,779)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,363	3,783	(420)
Residential mortgage-backed securities	9	9	-

Total fixed maturity and equity securities	3,372	3,792	(420)

Greater than one year
Fixed maturity AFS securities
Corporate securities	44,656	47,545	(2,889)
Asset-backed securities	6,721	6,997	(276)
Commercial mortgage-backed securities	8,504	8,637	(133)
Residential mortgage-backed securities	59	61	(2)
Municipals	800	916	(116)
Equity securities - banking securities	1,676	1,796	(120)

Total fixed maturity and equity securities	62,416	65,952	(3,536)

Total fixed maturity and equity securities	$214,337	$223,072	$(8,735)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 107 and 95 at June 30, 2015 and December 31, 2014, respectively.

There were two securities in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20% at June 30, 2015. The securities had an estimated fair value of $4,651 with an unrealized loss of $1,311. There were two securities in a continuous unrealized loss position where fair value had declined below amortized cost by greater than 20% at December 31, 2014. The securities had an estimated fair value of $3,221 with an unrealized loss of $2,665.

Unrealized gains (losses) during the first six months of 2015 and 2014 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Assets
Fixed maturity securities	$120,244	$162,192
Equity securities	2,547	2,030
Cash flow hedges	2,848	2,296
Value of business acquired	(30,224)	(35,943)

	95,415	130,575

Liabilities
Income taxes - deferred	(21,333)	(21,333)

	(21,333)	(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$74,082	$109,242

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

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity and are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income. There were no prepayment premiums collected during the three and six months ended June 30, 2015 and 2014.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is impaired for the excess carrying value of the loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at June 30, 2015 and December 31, 2014 was $29 and $36, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities, in the Statements of Income. There were no impaired mortgage loans at June 30, 2015 and December 31, 2014.

The change in the credit loss allowances on mortgage loans by type of property at June 30, 2015 and December 31, 2014 was as follows:

Commercial	June 30, 2015	December 31, 2014
Balance at beginning of period	$36	$27
Provision	(7)	9

Balance at end of period	$29	$36

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, California, New Hampshire, Washington, Minnesota, Oregon and Virginia, which account for approximately 78% of mortgage loans at June 30, 2015.

The credit quality of mortgage loans by type of property at June 30, 2015 and December 31, 2014 was as follows:

Commercial	June 30, 2015	December 31, 2014
AAA - AA	$24,616	$21,378
A	44,269	45,325

Total mortgage loans on real estate	68,885	66,703
Less: reserves	(29)	(36)

Total mortgage loans on real estate, net	$68,856	$66,667

The credit quality for the commercial mortgage loans was determined based on an internal credit rating model which assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, adequate reserves for loan losses have been established to cover those risks.

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

The following table provides a summary of the securities under securities lending agreements for the periods ended:

	June 30, 2015	December 31, 2014
Payables for collateral under securities loaned	$237,153	$265,236
Amortized cost of securities out on loan	199,968	215,195
Estimated fair value of securities out on loan	230,144	260,060

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the balance sheets in payables for collateral under securities loaned and reverse repurchase agreements. There is a risk that the MBS pools will not be delivered by the counterparty upon the maturity of the repurchase agreement. However, this risk is considered to be very low as the U.S. MBS market is a well-established, deep, and liquid for securities that the counterparty can utilize to source pools required to satisfy their obligation. MBS pools counterparties must pass internal credit underwriting standards prior to initiating repurchase agreement transactions. In addition, each month the value of the cash collateral is reset based on the change in the fair value of the MBS, thereby minimizing the amount of counterparty exposure.

The following table provides a summary of the securities under reverse repurchase agreements for the periods ended:

	June 30, 2015	December 31, 2014
Payable for reverse repurchase agreements	$30,456	$644
Amortized cost of securities pledged	30,432	634
Estimated fair value of securities pledged	29,920	646

Collateral Maturities fo Reverse Repurchase Agreements and Securities LendingTransactions

	June 30, 2015
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$29,920	$29,920

Total	-	29,920	29,920

Securities lending transactions
U.S. Treasury and agency securities	200,667	-	200,667
Corporate securities	16,165	-	16,165
Equity securities - banking	13,312	-	13,312

Total	230,144	-	230,144

Total Borrowings	$230,144	$29,920	$260,064

Gross amount of recognized liabilities for repurchase agreements and securities lending in balance sheets			$267,609

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

The Company uses variance swaps to hedge equity risk. During 2013, the Company also entered into total return swaps that are based on the S&P. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative losses in the Statements of Income.

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

The Company also uses an option strategy to hedge equity risk. These derivatives were purchased in the second quarter of 2015 as part of a hedging program which hedges a specific range of equity market decline. The strategy has limited profitability but also limited risk characteristics due to the structure of the package of put options. The Company recognizes gains (losses) from the change in fair value of the options in net derivative losses in the Statements of Income.

The following table presents the notional and fair value of hedging instruments at June 30, 2015 and December 31, 2014:

	Notional		Fair Value
	June 30,	December 31,	June 30,	December 31,
Derivative Type	2015	2014	2015	2014
Non-qualifying hedges
Short futures	$50,025	$49,873	$-	$-
Variance swaps	520	1,059	(1,869)	(3,243)
Total return swaps	1,432,710	852,910	(9,582)	(17,941)
Options	794,349	-	20,727	-
Credit default swaps	210,000	170,000	2,577	2,017

Total non-qualifying hedges	2,487,604	1,073,842	11,853	(19,167)

Cash flow hedges
Interest rate swaps	49,884	49,884	2,204	1,478

Total cash flow hedges	49,884	49,884	2,204	1,478

Derivative Total	$2,537,488	$1,123,726	$14,057	$(17,689)

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	2015	2014	2015	2014
Short futures	$(42)	$(3,421)	$(1,359)	$(4,783)
Variance swaps	(973)	(3,210)	(2,215)	(4,433)
Total return swaps	(15,173)	(31,295)	(34,425)	(42,697)
Options	2,455	-	2,455	-
Interest rate swaps	2	2	3	(80)
Credit default swaps	440	-	1,328	-

Total	$(13,291)	$(37,924)	$(34,213)	$(51,993)

The following tables present the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at June 30, 2015 and December 31, 2014:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	June 30, 2015
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2014
Credit default swaps
Corporate debt	$100,000	A	June 2017 - December 2020
Sovereign debt	70,000	A	June 2017 - December 2020

Credit default swaps total	$170,000

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

		Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Interest rate swaps		$264	$(2,233)	$552	$(3,760)

Total		$264	$(2,233)	$552	$(3,760)

		Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)		Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Interest rate swaps		$2	$2	$3	$(80)

Total		$2	$2	$3	$(80)

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2015	2014	2015	2014
Interest rate swaps	Net investment income	$(626)	$(679)	$174	$(677)

Total		$(626)	$(679)	$174	$(677)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2015, the before-tax deferred net gains on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income during the next twelve months are $348. This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At June 30, 2015 and December 31, 2014, the Company has pledged securities in the amount of $11,999 and $27,862, respectively, to counterparties. At June 30, 2015, the Company received cash collateral from counterparties in the amount of $994. At December 31, 2014, the Company did not receive cash collateral from counterparties.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $2,922 and $3,235 at June 30, 2015 and December 31, 2014, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets for the periods ended June 30, 2015 and December 31, 2014:

	June 30, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$45,729	$27,208	$18,521	$-	$2,489	$16,032

Total	$45,729	$27,208	$18,521	$-	$2,489	$16,032

	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$5,467	$4,412	$1,055	$-	$-	$1,055

Total	$5,467	$4,412	$1,055	$-	$-	$1,055

The following tables present the offsetting of derivative liabilities for the periods ended June 30, 2015 and December 31, 2014:

	June 30, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$31,672	$27,208	$4,464	$-	$2,169	$2,295

Total	$31,672	$27,208	$4,464	$-	$2,169	$2,295

	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$23,156	$4,412	$18,744	$-	$17,637	$1,107

Total	$23,156	$4,412	$18,744	$-	$17,637	$1,107

There were no other financial assets or financial liabilities at June 30, 2015 and December 31, 2014 that were subject to offsetting.

Net Investment Income

Net investment income by source for the three and six months ended June 30, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net investment income	2015	2014	2015	2014
Fixed maturity securities -available-for-sale	$17,863	$17,977	$35,924	$36,169
Policy loans on insurance contracts	8,808	9,180	17,610	18,391
Cash and cash equivalents	162	147	308	280
Equity securities	561	562	1,031	1,056
Limited partnerships	429	194	1,557	170
Mortgages	937	684	1,860	1,439
Derivatives	929	1,937	1,830	2,703
Other	(66)	88	13	174

Gross investment income	29,623	30,769	60,133	60,382
Less investment expenses	(1,207)	(786)	(2,190)	(1,554)

Net investment income	$28,416	$29,983	$57,943	$58,828

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Proceeds	$26,696	$16,764	$92,219	$47,612
Gross realized investment gains	1,057	644	2,952	2,255
Gross realized investment losses	(403)	(175)	(2,151)	(550)

Proceeds on AFS securities sold at a realized loss	10,993	4,289	27,695	17,666

Net realized investment gains for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Fixed maturity AFS securities	$(1,387)	$469	$(1,240)	$1,575
Equity securities	175	-	175	30
Mortgages	4	(3)	7	(1,180)
Adjustment related to VOBA	62	79	55	578

Net realized investment gains (losses)	$(1,146)	$545	$(1,003)	$1,003

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Balance at beginning of period	$(185)	$714
Credit loss impairment recognized in the current period on securities not previously impaired	1,764	-
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	102	104
Accretion of credit loss impairments previously recognized	(483)	(1,003)

Balance at end of period	$1,198	$(185)

The components of OTTI reflected in the Statements of Income for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$1,866	$-	$1,866	$1,866	$-	$1,866

Net OTTI losses	$1,866	$-	$1,866	$1,866	$-	$1,866

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$-	$-	$-	$100	$-	$100

Net OTTI losses	$-	$-	$-	$100	$-	$100

For the three months ended June 30, 2015 the Company’s impairment losses recognized in the Statements of Income were $1,866 with no associated the value of business acquired amortization. For the three months ended June 30, 2014 the Company had no impairment loss. For the six months ended June 30, 2015 and 2014 the Company’s impairment losses recognized in the Statements of Income were $1,866 and $100, respectively, with no associated value of business acquired amortization. For the six months ended June, 2015, the Company impaired its holding of a previously OCI impaired 2006 vintage MBS and a public non-convertible bond due to adverse changes in cash flows. For the six months ended June, 2014, the Company impaired its holding of a previously OCI impaired 2006 vintage MBS due to adverse changes in cash flows.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at June 30, 2015 and 2014, respectively.

The change in the carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Amortization expense	$(6,770)	$(1,199)	$(11,549)	$(1,053)
Unlocking	(9)	-	(84)	1
Adjustment related to realized losses on investments	62	78	55	577
Adjustment related to unrealized (gains) losses and OTTI on investments	8,881	(5,020)	5,720	(10,922)

Change in VOBA carrying amount	$2,164	$(6,141)	$(5,858)	$(11,397)

For the three and six months ended June 30, 2015, the increase in VOBA was primarily driven by an increase in amortization due to weak market performance during the period and increased interest rates.

DAC and DSI

The changes in the carrying amount of DAC and DSI for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		S ix Months Ended June 30,
DAC	2015	2014	2015	2014
Capitalization	$42	$24	$74	$88
Accretion (amortization) expense	(5,165)	346	(3,787)	665
Unlocking	(24)	-	(51)	31

Change in DAC carrying amount	$(5,147)	$370	$(3,764)	$784

	Three Months Ended June 30,		S ix Months Ended June 30,
DSI	2015	2014	2015	2014
Capitalization	$4	$38	$5	$40
Accretion (amortization) expense	(1,172)	67	(857)	145
Unlocking	(6)	-	(12)	(32)

Change in DSI carrying amount	$(1,174)	$105	$(864)	$153

The changes in the carrying amount of DAC and DSI for the three and six months ended June 30, 2015 were primarily driven by increased amortization resulting from positive gross profits which resulted in increased amortization when compared to 2014.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a GMDB and guaranteed minimum income benefit (“GMIB”) as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the variable annuity GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		S ix Months Ended June 30,
GMDB	2015	2014	2015	2014
Guaranteed benefits incurred	$6,602	$8,478	$13,084	$15,303
Guaranteed benefits paid	(7,987)	(7,625)	(12,785)	(14,736)
Unlocking	3,785	(9,100)	(725)	(9,479)

Total	$2,400	$(8,247)	$(426)	$(8,912)

	Three Months Ended June 30,		Six Months Ended June 30,
GMIB	2015	2014	2015	2014
Guaranteed benefits incurred	$2,781	$3,234	$5,662	$6,344
Guaranteed benefits paid	(290)	(1,065)	(336)	(1,081)
Unlocking	276	(2,640)	(3,316)	(2,255)

Total	$2,767	$(471)	$2,010	$3,008

During the three months ended June 30, 2015, the increase in reserves was driven by a lower than expected Separate Account returns which resulted in unfavorable unlocking while the six months ended June 30, 2015 results had mixed Separate Account returns and resulted in favorable unlocking.

The variable annuity GMDB liability at June 30, 2015 and December 31, 2014 was $111,669 and $112,095, respectively. The variable annuity GMIB liability at June 30, 2015 and December 31, 2014 was $71,785 and $69,775, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three and six months ended June 30, 2015 and 2014, an insignificant amount of variable life guaranteed benefits was recorded in the Statements of Income as policy benefits incurred or paid.

Note 6. Income Taxes

The effective tax rate was not meaningful for the six months ended June 30, 2015 and 2014. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of a Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

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

The income tax expense (benefit) for the three and six months ended June 30, 2015 and 2014 was $0 for both periods.

The provision for income tax receivable (payable) consists of the following for the periods ending June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Current federal income tax payable	$(179)	$(179)
Current state income tax payable	(105)	(96)
Deferred federal income tax payable	(5,895)	(5,895)
Deferred state income tax receivable	1,061	1,061

Net income tax payable	$(5,118)	$(5,109)

At June 30, 2015 and December 31, 2014, the Company has a tax valuation allowance for deferred tax assets of $128,438 and $113,406, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the net operating loss carryforward and other assets were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The error that was identified during the preparation of the Company’s 2014 financial statements as of the year ended December 31, 2013 and the three quarters of 2014 relates to the complexity of the tax valuation allowance calculation.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,041 (gross $8,689) that should not be recognized at June 30,

2015 and December 31, 2014, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2013, 2012, 2011, 2010, 2009 and 2008 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will not impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	June 30, 2015	December 31, 2014
Balance at beginning of period	$3,041	$2,931
Additions for tax positions of prior years	-	110

Balance at end of period	$3,041	$3,041

At December 31, 2014, the Company had an operating loss carryforward for federal income tax purposes of $505,102 (net of the ASC 740 reduction of $8,689), with a carryforward period of fifteen years that expire at various dates up to 2029. At June 30, 2015, a taxable loss is projected for 2015 that will increase the loss carryforward by approximately $7,006. At June 30, 2015 and December 31, 2014, the Company had a capital loss carryforward of $2,468 for federal income tax purposes with a carryforward period of five years that will expire in 2018. At June 30, 2015 and December 31, 2014, the Company had a foreign tax credit carryforward of $8,895 and $8,574, respectively, with a carryforward period of ten years that will expire at various dates up to 2025. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 at June 30, 2015 and December 31, 2014, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at June 30, 2015 and December 31, 2014. The Company recognized interest (income)/expense of $1 and less than $1 at June 30, 2015 and December 31, 2014, respectively.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined in a consolidated income tax return filing with its direct parent, AUSA, and its indirect parent, Transamerica Corporation, and other affiliated companies. A tax return has not yet been filed for 2014. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. As of June 30, 2015 and December 31 2014, the Company recognized capital contributions from Transamerica Corporation in connection with the tax allocation agreement in the amount of $6,842 and $179,029, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2013. An examination is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$131,495	$1,668	$133,163

OCI before reclassifications	(60,428)	(234)	(60,662)
Amounts reclassified from AOCI	1,177	404	1,581

Net current period OCI	(59,251)	170	(59,081)

Ending balance	$72,244	$1,838	$74,082

	Six Months Ended June 30, 2015
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$107,760	$1,482	$109,242

OCI before reclassifications	(37,442)	468	(36,974)
Amounts reclassified from AOCI	1,926	(112)	1,814

Net current period OCI	(35,516)	356	(35,160)

Ending balance	$72,244	$1,838	$74,082

	Three Months Ended June 30, 2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$68,483	$185	$68,668

OCI before reclassifications	24,667	(1,878)	22,789
Amounts reclassified from AOCI	289	438	727

Net current period OCI	24,956	(1,440)	23,516

Ending balance	$93,439	$(1,255)	$92,184

	Six Months Ended June 30, 2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	Total
Beginning balance	$38,533	$1,170	$39,703

OCI before reclassifications	54,779	(2,862)	51,917
Amounts reclassified from AOCI	127	437	564

Net current period OCI	54,906	(2,425)	52,481

Ending balance	$93,439	$(1,255)	$92,184

(a)	All amounts are net of tax.

The following tables present the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$42	$(1,120)	Net realized investment gains (losses)
			Portion of OTTI previously recognized
	(1,866)	(1,866)	in OCI

	(1,824)	(2,986)	Total before tax
	(648)	(1,060)	Tax benefit

	$(1,176)	$(1,926)	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$(626)	$174	Net investment income

	(626)	174	Total before tax
	(222)	62	Tax expense (benefit)

	$(404)	$112	Net of tax

Total amounts reclassified from AOCI	$(1,581)	$(1,814)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(448)	$(97)	Net realized investment losses
			Portion of OTTI previously recognized
	-	(100)	in OCI

	(448)	(197)	Total before tax
	(159)	(70)	Tax benefit

	$(289)	$(127)	Net of tax

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(679)	$(677)	Net investment income

	(679)	(677)	Total before tax
	(241)	(240)	Tax benefit

	$(438)	$(437)	Net of tax

Total amounts reclassified from AOCI	$(727)	$(564)

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

The Company’s statutory net income for the six months ended June 30, 2015 and 2014 was $62,258 and $92,453, respectively. Statutory capital and surplus at June 30, 2015 and December 31, 2014 was $975,042 and $912,090, respectively.

For the six months ended June 30, 2015 and 2014, the Company did not pay any dividends to AUSA. During the first six months of 2015 and 2014, the Company received capital contributions from AUSA of $6,842 and $99,319, respectively.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At June 30, 2015 and December 31, 2014, net reinsurance receivables (payable) were $928 and ($49), respectively. The Company did not have a reinsurance reserve at June 30, 2015 and December 31, 2014.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. At June 30, 2015, 35% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2014, 36% and 5% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At June 30, 2015, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between AUSA affiliated companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2015, the Company incurred $10,692 and $14,017, respectively, in expenses under this agreement. During the three and six months ended June 30, 2014, the Company incurred $2,237 and $4,947, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with AUSA and affiliates at various times. On June 19, 2015, the Company entered into an intercompany short-term note receivable for $25,000 with an interest rate of 0.13% that is due on June 18, 2016. During the three months ended June 30, 2015, the Company accrued and /or received $1 interest income On June 27, 2014, the Company entered into an intercompany short-term note receivable with AUSA for $50,000 with an interest rate of 0.11% that was paid off in December 2014. During the three months ended June 30, 2014 the Company accrued and /or received less than $1 in interest income. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six months ended June 30, 2015, the Company incurred charges of $33 and $66, respectively, under this agreement. During the three and six months ended June 30, 2014, the Company incurred charges of $20 and $41, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans. There were no mortgage loan origination fees incurred during the three and six months ended June 30, 2015 and 2014, respectively.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2015, the Company incurred $402 and $841, respectively, in expenses under this agreement. During the three and six months ended June 30, 2014, the Company incurred $453 and $880, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement with the Company. During the three and six months ended June 30, 2015, the Company incurred $7,303 and $14,653, respectively, in expenses under this agreement. During the three and six months ended June 30, 2014, the Company incurred $7,918 and $15,487, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2015, the Company incurred $94 and $186, respectively, in expenses under this agreement. During the three and six months ended June 30, 2014, the Company incurred $103 and $204, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three and six months ended June 30, 2015, the Company received $618 and $1,236, respectively, in revenue under this agreement. During the three and six months ended June 30, 2014, the Company received $683 and $1,184, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company engages in the purchase and sale of investments with various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments with affiliated companies for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Investments purchased from related parties:
Fixed maturities	$-	$97,701	$30,356	$98,453
Mortgages	4,000	-	4,000	-
Limited partnerships	-	25,000	-	25,000
Investments sold to related parties:
Fixed maturities	3,475	6,688	24,878	24,844

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Segment Information

In reporting to management, the Company’s operating results are categorized into two business segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuities, contingent deferred annuities and interest-sensitive annuities. The Company’s Life Insurance segment consists of variable life insurance products and interest-sensitive life insurance products. The accounting policies of the business segments are the same as those for the Company’s financial statements included herein. All revenue and expense transactions are recorded at the product level and accumulated at the business segment level for review by management.

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and six months ended June 30, 2015 and 2014:

	Annuity	Life Insurance	Total
Three months ended June 30, 2015
Net revenues (a)	$15,418	$27,760	$43,178
Amortization of VOBA	4,082	2,697	6,779
Policy benefits (net of reinsurance recoveries)	11,942	12,584	24,526
Income tax expense (benefit)	(367)	367	-
Net income (loss)	(6,958)	2,003	(4,955)

Three months ended June 30, 2014
Net revenues (a)	$4,244	$18,604	$22,848
Amortization (accretion) of VOBA	(961)	2,160	1,199
Policy benefits (net of reinsurance recoveries)	(3,636)	10,378	6,742
Income tax expense (benefit)	(1,043)	1,043	-
Net income (loss)	(1,840)	4,972	3,132

	Annuity	Life Insurance	Total
Six months ended June, 2015
Net revenues (a)	$43,841	$38,055	$81,896
Amortization of VOBA	5,309	6,324	11,633
Policy benefits (net of reinsurance recoveries)	16,504	21,327	37,831
Income tax expense (benefit)	(1,624)	1,624	-
Net income (loss)	(1,005)	6,703	5,698

Six months ended June 30, 2014
Net revenues (a)	$32,292	$36,969	$69,261
Amortization (accretion) of VOBA	(1,122)	2,174	1,052
Policy benefits (net of reinsurance recoveries)	5,900	21,313	27,213
Income tax expense (benefit)	(2,536)	2,536	-
Net income	7,070	11,473	18,543

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” look forward,” “should,” “believe” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, and amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the Company’s control, which affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report. See Risk Factors in the 2014 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made except as required by the federal securities laws. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Overview

As discussed in Note 1, Summary of Significant Accounting Policies – Restatement of Previously Issued Financial Statements, the Company restated previously issued financial statements for the year ended December 31, 2013 and the unaudited interim financial statements for March 31, 2014, June 30, 2014, and September 30, 2014.

The restatement is a result of an error in the tax valuation allowance that was identified during the preparation of the 2014 financial statements. In addition, the Company identified, individually and in the aggregate, immaterial out-of-period errors which were corrected in the periods to which they relate. For additional detail refer to the Company’s 2014 Annual Report on Form 10-K.

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

Deposits

Total direct deposits (including internal exchanges) were $7.4 million and $12.7 million, respectively, for the three and six months ended June 30, 2015. Total direct deposits (including internal exchanges) were $6.1 million and $13.1 million, respectively, for the three and six months ended June 30, 2014. Internal exchanges were $1.4 million and $2.8 million, respectively, for the three and six months ended June 30, 2015. Internal exchanges were $2.7 million and $3.2 million, respectively, for the three and six months ended June 30, 2014. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At June 30, 2015, the Company’s assets were $9.8 billion, or $353.6 million lower than the $10.1 billion in assets at December 31, 2014. Assets excluding Separate Accounts assets decreased $57.8 million to $3.3 billion during the second quarter of 2015. Separate Accounts assets, which represent 66% of total assets, decreased $295.8 million to $6.5 billion. Changes in Separate Accounts assets were as follows:

	Six Months Ended June 30,
(dollars in millions)	2015	2014

Investment performance	$156.7	$307.8
Deposits	12.2	12.8
Policy fees and charges	(77.3)	(81.2)
Surrenders, benefits and withdrawals	(387.4)	(415.3)

Net change	$(295.8)	$(175.9)

During the six months ended June 30, 2015 and 2014, fixed contract owner deposits were $0.1 million. During the six months ended June 30, 2015 and 2014, fixed contract owner withdrawals were $37.5 million and $39.5 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment that is credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended June 30, 2015, the Dow decreased 1%, while the NASDAQ increased 5% and the S&P increased less than 1% from December 31, 2014.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2015. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the six months ended June 30, 2015, average variable account balances decreased $0.5 billion (or 7%) to $6.7 billion as compared to the same period in 2014.

Fluctuations in the U.S. equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the contracts it manufactures. Minimal or negative investment performance generally results in greater exposure to guarantee provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will increase guaranteed benefit liabilities as compared to its current practice.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Average medium term interest rate yield (a)	0.85%	0.73%	0.85%	0.73%
Increase (decrease) in medium term interest rates (in basis points)	12	(3)	(1)	(2)
Credit spreads (in basis points) (b)	117	78	117	78
Expanding (contracting) of credit spreads (in basis points)	8	(10)	2	(24)

Increase (decrease) on market valuations (in millions)
Available-for-sale (“AFS”) investment securities	$(68.2)	$30.8	$(41.4)	$67.2

Net change on market valuations	$(68.2)	$30.8	$(41.4)	$67.2

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”), which are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 1% of the value. At June 30, 2015 and December 31, 2014, approximately $100.9 million (or 6%) and $106.4 million (or 6%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For equity securities, once management determines that a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either: a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes, and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

For the three months ended June 30, 2015 the Company recorded OTTI of $1.9 million in income. For the three months ended June 30, 2014, the Company did not record OTTI in income. For the six months ended June 30, 2015 and 2014, the Company recorded an OTTI in income of $1.9 million and $0.1 million, respectively, with no associated value of business acquired amortization.

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

At June 30, 2015 and December 31, 2014, there was $68.9 million and $66.7 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at June 30, 2015 and December 31, 2014 was $72.6 million and $71.4 million, respectively. There were no impaired mortgage loans at June 30, 2015 and December 31, 2014. The generic reserve at June 30, 2015 and December 31, 2014 was less than $0.1 million. The change in the valuation allowance and the generic reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At June 30, 2015 and December 31, 2014, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

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

The Company also uses an option strategy to hedge equity risk. These derivatives were purchased in the second quarter of 2015 as part of a hedging program which hedges a specific range of equity market decline. The strategy has limited profitability but also limited risk characteristics due to the structure of the package of put options. The Company recognizes gains (losses) from the change in fair value of the options in net derivative losses in the Statements of Income.

For further discussion of the Company’s use of derivatives, see the Results of Operations and Note 3 to the Financial Statements.

Securities Lending

The following table provides a summary of the securities under securities lending agreements for the periods ended:

(dollars in millions)	June 30, 2015	December 31, 2014
Payables for collateral under securities loaned	$237.2	$265.2
Amortized cost of securities out on loan	200.0	215.2
Estimated fair value of securities out on loan	230.1	260.1

Reverse Repurchase Agreements

The following table provides a summary of the securities under reverse repurchase agreements for the periods ended:

(dollars in millions)	June 30, 2015	December 31, 2014
Payables for reverse repurchase agreements	$30.5	$0.6
Amortized cost of securities pledged	30.4	0.6
Estimated fair value of securities pledged	29.9	0.6

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA represents the portion of the purchase price for insurance and annuity contracts that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Revisions in estimates result in changes to the amounts expensed in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. At June 30, 2015 and December 31, 2014, the Company’s VOBA asset was $262.2 million and $268.1 million, respectively. For the three and six months ended June 30, 2015, the unfavorable impact to pre-tax income related to VOBA unlocking was less than ($0.1) million. There was no VOBA unlocking for the three months ended June 30, 2014. For the six months ended June 30, 2014, the favorable impact to pre-tax income related to VOBA unlocking was less than $0.1 million. See Note 4 to the Financial Statements for a further discussion.

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

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business, are deferred and amortized based on the estimated future gross profits for a group of contracts. DAC are subject to recoverability testing at the time of policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2015 and December 31, 2014, variable annuities accounted for the Company’s entire DAC asset of $37.4 million and $41.1 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions.

Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization. For the three months ended June 30, 2015, there was an unfavorable impact to pre-tax income related to DAC unlocking of less than ($0.1) million. There was no DAC unlocking for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, there was an favorable (unfavorable) impact to pre-tax income related to DAC unlocking of less than ($0.1) million and less than $0.1 million, respectively. See Note 4 to the Financial Statements for a further discussion.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At June 30, 2015 and December 31, 2014, variable annuities accounted for the Company’s entire DSI asset of $8.5 million and $9.4 million, respectively. For the three and six months ended June 30, 2015, there was a unfavorable impact to pre-tax income related to DSI unlocking of less than ($0.1) million. There was no DSI unlocking for the three months ended June 30, 2014. For the six months ended June 30, 2014, there was an unfavorable impact to pre-tax income related to DSI unlocking of less than ($0.1) million. See Note 4 to the Financial Statements for a further discussion.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at June 30, 2015 and 2014, respectively.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2015 and December 31, 2014 was $1.2 billion.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2015 and December 31, 2014, future policy benefits were $422.4 million and $425.2 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues. At June 30, 2015 and December 31, 2014, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	June 30, 2015	December 31, 2014
GMDB liability	$111.7	$112.1
GMIB liability	71.8	69.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”), if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2015, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($4.1) million and $4.0 million, respectively. For the three and six months ended June 30, 2014, the favorable impact to pre-tax income related to GMDB and GMIB unlocking was $11.7 million.

Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB and SALB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for contracts based on the fair value of the underlying benefit. GMWB liability and GMIB reinsurance asset are treated as embedded derivatives and are required to be reported separately from the host contract. The fair values of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. Various factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Currently, the Company does not hedge the risks associated with the SALB.

At June 30, 2015 and December 31, 2014, the GMWB liability and GMIB reinsurance asset included within future policy benefits were as follows:

(dollars in millions)	June 30, 2015	December 31, 2014
GMWB liability	$53.5	$60.7
GMIB reinsurance asset	(51.9)	(60.6)

At June 30, 2015 and December 31, 2014, the future policy benefits for the SALB liability was $0.5 million.

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

The valuation allowance for deferred tax assets at June 30, 2015 and December 31, 2014 was $128.4 million and $113.4 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The error that was identified during the preparation of the Company’s 2014 financial statements, which required a restatement of the Company’s financial statements as of the year ended December 31, 2013 and the three quarters of 2014, relates to the complexity of the tax valuation allowance calculation.

Current Accounting Guidance

•

ASC 860, Transfers and Servicing - ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure - requires repurchase-to-maturity transactions to be accounted for as secured borrowings and amends accounting for repurchase financings. It also requires disclosure for (1) repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings and (2) certain transactions accounted for as a sale. The guidance is effective for the Company on January 1, 2015, except for disclosure requirements for certain transactions accounted for as secured borrowings which were effective on April 1, 2015. The new accounting requirements did not impact the Company’s results of operations or financial position. The adoption of the guidance impacted the Company’s disclosures.

Future Accounting Guidance

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

•

ASC 606, Revenue from Contracts with Customers - ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09) - requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. In July 2015, the Board affirmed its proposal to defer the effective date of the ASU by one year. As a result, TALIC will apply the ASU beginning in 2018, using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. Early application of ASU 2014-09 is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. The Company has not yet selected a transition method and is evaluating the impact that adoption of this update will have on the Company’s financial position and results of operation.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses and estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2015 and December 31, 2014 were:

	June 30, 2015
		Gross Unrealized			% of Estimated Fair Value
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$291.0	$22.7	$(0.9)	$312.8	17%
Industrial	660.7	43.7	(5.0)	699.4	38
Utility	62.2	5.4	(0.1)	67.5	4
Asset-backed securities
Housing related	20.0	4.3	-	24.3	1
Credit cards	39.7	-	-	39.7	2
Structured settlements	15.1	0.4	(0.1)	15.4	1
Autos	39.1	-	-	39.1	2
Timeshare	1.8	-	-	1.8	0
Other	17.5	-	(0.2)	17.3	1
Commercial mortgage-backed securities - non agency backed	81.5	2.9	(0.2)	84.2	5
Residential mortgage-backed securities
Agency backed	61.9	2.2	(0.6)	63.5	3
Non agency backed	35.8	1.3	-	37.1	2
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	343.0	43.1	-	386.1	21
Foreign	6.6	1.4	-	8.0	1

Total fixed maturity AFS securities	1,676.8	127.4	(7.2)	1,797.0	98
Equity securities
Banking securities	28.0	2.5	(0.3)	30.2	2
Industrial securities	5.8	0.4	-	6.2	0

Total equity securities	33.8	2.9	(0.3)	36.4	2

Total fixed maturity and equity securities	$1,710.6	$130.3	$(7.5)	$1,833.4	100%

	December 31, 2014
	Amortized Cost/Cost	Gross Unrealized			% of Estimated Fair Value
(dollars in millions)		Gains	Losses/ OTTI (1)	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$321.3	$27.3	$(2.3)	$346.3	18%
Industrial	711.0	56.2	(5.2)	762.0	40
Utility	62.8	6.3	-	69.1	4
Asset-backed securities					0
Housing related	21.3	4.8	(0.1)	26.0	1
Credit cards	53.1	0.1	-	53.2	3
Structured settlements	13.3	0.9	-	14.2	1
Autos	21.2	-	-	21.2	1
Equipment lease	0.6	-	-	0.6	0
Timeshare	2.4	-	-	2.4	0
Other	15.9	-	(0.3)	15.6	1
Commercial mortgage-backed securities - non agency backed	96.6	4.3	(0.1)	100.8	5
Residential mortgage-backed securities					0
Agency backed	34.0	2.4	(0.1)	36.3	2
Non agency backed	8.2	0.9	-	9.1	0
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies					0
United States	334.4	65.8	-	400.2	21
Foreign	8.7	1.4	-	10.1	1

Total fixed maturity AFS securities	1,705.7	170.4	(8.2)	1,867.9	98
Equity securities
Banking securities	28.1	2.1	(0.5)	29.7	2
Industrial securities	5.8	0.5	-	6.3	0

Total equity securities	33.9	2.6	(0.5)	36.0	2

Total fixed maturity and equity securities	$1,739.6	$173.0	$(8.7)	$1,903.9	100%

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company regularly monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2015.

Seven issuers represent more than 5% of the total unrealized loss position, comprised of six below investment grade corporate bonds with $3.1 million of unrealized loss and one RMBS with $0.5 million of unrealized losses at June 30, 2015.

Unrealized gains (losses) incurred during the first six months of 2015 and 2014 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities were as follows:

	June 30, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$38.7	$39.6	$(0.9)
Industrial	68.0	70.5	(2.5)
Utility	8.8	8.9	(0.1)
Asset-backed securities
Structured settlements	2.9	3.0	(0.1)
Credit cards	39.7	39.7	-
Autos	10.4	10.4	-
Other	8.8	8.9	(0.1)
Timeshare	0.6	0.6	-
Commercial mortgage-backed securities - non agency backed	15.3	15.5	(0.2)
Residential mortgage-backed securities - agency backed	29.9	30.5	(0.6)

Total fixed maturity and equity securities	223.1	227.6	(4.5)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	1.2	1.2	-
Industrial	4.4	5.2	(0.8)
Equity securities - banking securities	8.3	8.5	(0.2)

Total fixed maturity and equity securities	$13.9	$14.9	$(1.0)

Greater than one year
Corporate securities
Industrial	4.4	4.7	(0.3)
Asset-backed securities - other	4.8	4.9	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.1	-

Total fixed maturity and equity securities	$9.3	$9.7	$(0.4)

Total of all investment grade AFS securities
Corporate securities
Financial services	$39.9	$40.8	$(0.9)
Industrial	76.8	80.4	(3.6)
Utility	8.8	8.9	(0.1)
Asset-backed securities
Structured settlements	2.9	3.0	(0.1)
Credit cards	39.7	39.7	-
Autos	10.4	10.4	-
Other	13.6	13.8	(0.2)
Timeshare	0.6	0.6	-
Commercial mortgage-backed securities - non agency backed	15.3	15.5	(0.2)
Residential mortgage-backed securities - agency backed	30.0	30.6	(0.6)
Equity securities - banking securities	8.3	8.5	(0.2)

Total fixed maturity and equity securities	$246.3	$252.2	$(5.9)

Total number of securities in a continuous unrealized loss position			94

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$11.7	$11.8	$(0.1)
Industrial	24.5	25.4	(0.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	17.5	17.5	-
Other	0.3	0.3	-
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	0.5	0.5	-
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	121.3	122.7	(1.4)

Greater than one year
Corporate securities
Financial services	$9.6	$9.9	$(0.3)
Industrial	34.6	35.6	(1.0)
Asset-backed securities
Autos	2.0	2.0	-
Other	4.7	5.0	(0.3)
Commercial mortgage-backed securities	8.5	8.6	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)

Total fixed maturity and equity securities	$59.5	$61.3	$(1.8)

Total of all investment grade AFS securities
Corporate securities
Financial services	$21.3	$21.7	$(0.4)
Industrial	59.1	61.0	(1.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	19.5	19.5	-
Other	5.0	5.3	(0.3)
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	9.0	9.1	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	$180.8	$184.0	$(3.2)

Total number of securities in a continuous unrealized loss position			82

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	June 30, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.2	$3.2	$-
Industrial	6.6	6.9	(0.3)
Asset-backed securities - housing related	2.8	2.8	-
Residential mortgage-backed securities - non agency backed	4.7	4.7	-

Total fixed maturity and equity securities	17.3	17.6	(0.3)

Greater than six months but less than or equal to one year
Corporate securities - industrial	3.1	4.0	(0.9)

Total fixed maturity and equity securities	3.1	4.0	(0.9)

Greater than one year
Corporate securities - industrial	1.5	1.7	(0.2)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$4.0	$4.4	$(0.4)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$3.2	$3.2	$-
Industrial	11.2	12.6	(1.4)
Asset-backed securities - housing related	2.8	2.8	-
Residential mortgage-backed securities - non agency backed	4.7	4.7	-
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$24.4	$26.0	$(1.6)

Total number of securities in a continuous unrealized loss position			13

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$16.4	$18.3	$(1.9)
Industrial	8.0	9.3	(1.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)

Total fixed maturity and equity securities	27.3	30.6	(3.3)

Greater than six months but less than or equal to one year
Corporate securities - industrial	3.4	3.8	(0.4)

Total fixed maturity and equity securities	3.4	3.8	(0.4)

Greater than one year
Corporate securities - industrial	0.4	2.0	(1.6)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$2.9	$4.7	$(1.8)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$16.4	$18.3	$(1.9)
Industrial	11.8	15.1	(3.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$33.6	$39.1	$(5.5)

Total number of securities in a continuous unrealized loss position			13

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 21% and 63% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2015 and December 31, 2014, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2015.

Details underlying AFS securities below investment grade and in an unrealized loss and OTTI position are as follows:

		June 30, 2015
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$17.3	$17.6	$(0.3)

		17.3	17.6	(0.3)

Greater than six months but less than or equal to one year	70% to 100%	3.1	4.0	(0.9)

		3.1	4.0	(0.9)

Greater than one year	70% to 100%	4.0	4.4	(0.4)

		4.0	4.4	(0.4)

Total		$24.4	$26.0	$(1.6)

		December 31, 2014
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (1)
Less than or equal to six months	70% to 100%	$27.3	$30.6	$(3.3)

		27.3	30.6	(3.3)

Greater than six months but less than or equal to one year	70% to 100%	3.4	3.8	(0.4)

		3.4	3.8	(0.4)

Greater than one year	70% to 100%	2.5	2.8	(0.3)
	Below 40%	0.4	1.9	(1.5)

		2.9	4.7	(1.8)

Total		$33.6	$39.1	$(5.5)

(1)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2015 and December 31, 2014 by rating agency equivalent were:

	June 30, 2015		December 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$570.5	$619.1	$557.5	$631.5
AA	119.3	125.0	108.4	115.1
A	511.1	551.3	558.4	605.2
BBB	360.7	380.6	391.6	424.3
Below investment grade	115.1	120.9	89.8	91.8

Total fixed maturity AFS securities	$1,676.7	$1,796.9	$1,705.7	$1,867.9

Investment grade	93%	93%	95%	95%
Below investment grade	7%	7%	5%	5%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or a similar rating agency). At June 30, 2015 and December 31, 2014, approximately $78.7 million (or 4%) and $107.9 million (or 6%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at June 30, 2015 and December 31, 2014:

	June 30, 2015
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
A	$0.3	$0.3	$-
Below BBB	16.5	18.9	2.4
Second lien (a)
Below BBB	-	1.5	1.5

Total	$16.8	$20.7	$3.9

	December 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
A	$0.7	$0.7	$-
Below BBB	17.2	19.6	2.4
Second lien (a)
Below BBB	-	2.1	2.1

Total	$17.9	$22.4	$4.5

	June 30, 2015
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
A	$0.3	$-	$-	$-	$0.3
Below BBB	2.3	-	3.6	13.0	18.9
Second lien (a)
Below BBB	-	-	1.5	-	1.5

Total	$2.6	$-	$5.0	$13.0	$20.7

	December 31, 2014
	Estimated Fair Value by Vintage
(dollars in millions)	2004&Prior	2005	2006	2007	Total
First lien - fixed
A	$0.7	$-	$-	$-	$0.7
Below BBB	2.5	-	3.8	13.3	19.6
Second lien (a)
Below BBB	-	-	2.1	-	2.1

Total	$3.2	$-	$5.9	$13.3	$22.4

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2015 and December 31, 2014, the Company’s assets included $2.1 billion and $2.2 billion of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

We believe that the existing cash available to the Company and the cash flows to be generated from operations and other transactions will be sufficient to allow us to meet policyholder obligations, pay expenses and satisfy other financial obligations.

Capital Resources

For the six months ended June 30, 2015 and 2014, the Company did not pay any dividends to AUSA. For the six months ended June 30, 2015, the Company received a capital contribution from AUSA of $6.8 million. For the six months ended June 30, 2014, the Company received a capital contribution from AUSA of $99.3 million

Ratings

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

The following table summarizes the Company’s ratings at August 13, 2015:

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

Commitments and Contingencies

The following table summarizes the Company’s policyholders’ obligations at June 30, 2015:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$164.1	$297.8	$262.5	$1,698.1	$2,422.5
Separate Accounts (a)	735.5	1,297.3	1,113.0	5,319.1	8,464.9

	$899.6	$1,595.1	$1,375.5	$7,017.2	$10,887.4

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At June 30, 2015 and December 31, 2014, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $4.2 million and $4.5 million at June 30, 2015 and December 31, 2014. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended June 30, 2015 and 2014, the Company recorded net income (loss) of ($4.9) million and $3.1 million, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded net income of $5.7 million and $18.5 million, respectively. The decrease in net income during the three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily due to increased policy benefit expense, amortization of VOBA, and amortization of DAC. The increase in expense was partially offset by lower derivative losses when compared to the same period in 2014.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Asset-based policy charge revenue	$25.8	$27.5	$51.4	$55.3
Reinsurance premiums ceded	(1.1)	(1.5)	(2.3)	(3.2)
Guaranteed benefit based policy charge revenue	5.7	6.2	11.5	12.3
Non-asset based policy charge revenue	12.3	12.3	24.9	24.9

Total policy charge revenue	$42.7	$44.5	$85.5	$89.3

Net derivative losses decreased $24.6 million and $17.8 million, respectively, during the three and six months ended June 30, 2015 as compared to the same period in 2014. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Short futures	$(0.1)	$(3.4)	$(1.4)	$(4.8)	(a	)
Variance swaps	(1.0)	(3.2)	(2.2)	(4.4)
Total return swaps	(15.1)	(31.3)	(34.4)	(42.7)	(b	)
Options	2.5	-	2.5	-
Interest rate swaps	-	-	-	(0.1)
Credit default swaps	0.4	-	1.3	-

Total net derivative losses	$(13.3)	$(37.9)	$(34.2)	$(52.0)

(a)

Short futures result in losses when equity markets increase and the decrease in losses was driven by the less than 1% increase in the S&P during the first six months of 2015 compared to a 6% increase in the S&P during the first six months of 2014.

(b)

The Company had a large notional amount of short positions in total return swaps for the first half of 2015 and 2014, and the less than 1% increase in the S&P in the first six months of 2015 drove a decrease in losses compared to the 6% increase in the S&P in the first six months of 2014.

Policy benefits increased $17.8 million and $10.6 million, respectively, during the three and six months ended June 30, 2015 as compared to the same period in 2014. The following table provides the changes in policy benefits by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Annuity benefit unlocking	$4.1	$(11.7)	$(4.0)	$(11.8)	(a	)
Annuity benefit expense	6.8	8.1	19.7	17.8
Amortization (accretion) of deferred sales inducements	1.2	(0.1)	0.9	(0.1)
Life insurance mortality expense	12.4	10.4	21.2	21.3

Total policy benefits	$24.5	$6.7	$37.8	$27.2

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.

Amortization of DAC was $5.2 million and $3.8 million for the three and six months ended June 30, 2015, respectively. Accretion of DAC was ($0.3) million and ($0.5) million for the three and six months ended June 30, 2014, respectively. During the three months ended June 30, 2015 there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of less than ($0.1) million. There was no DAC unlocking for the three months ended June 30, 2014. During the six months ended June 30,

2015 and 2014, there was a favorable (unfavorable) impact to pre-tax income related to DAC unlocking of less than ($0.1) million and less than $0.1 million respectively. During the six months ended June 30, 2015, positive gross profits resulted in increased amortization of DAC compared to the same period in 2014.

Amortization of VOBA was $6.8 million and $11.6 million, respectively, for both the three and six months ended June 30, 2015, which included unfavorable unlocking of less than ($0.1) in each period. Amortization of VOBA was $1.2 million and $1.1 million, respectively, for the three and six months ended June 30, 2014. There was no VOBA unlocking for the three months ended June 30, 2014. During the six months ended June 30, 2014 there was unfavorable impact to pre-tax income related to VOBA unlocking of ($0.1) million. During the three and six months ended June 30, 2015, weak market performance and increased interest rates drove an increase in VOBA amortization compared to the same period in 2014.

Insurance expenses decreased $0.5 million and $0.3 million during the three and six months ended June 30, 2015, respectively, as compared to the same period in 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2015	2014	2015	2014
Commissions	$7.9	$8.4	$15.8	$16.5
General insurance expenses	3.3	3.5	6.7	6.3
Taxes, licenses, and fees	0.4	0.2	0.4	0.4

Total insurance expenses and taxes	$11.6	$12.1	$22.9	$23.2

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014, the Company identified a material weakness in internal control over financial reporting as of December 31, 2013. The Company did not have effective controls surrounding the evaluation and review related to non-routine technical tax accounting matters, specifically with regards to the valuation allowance on deferred tax assets. The material weakness resulted in adjustments during the preparation of the Company’s 2014 financial statements and the restatement of the Company’s financial statements as of and for the year ended 2013 and the interim periods in 2014, which affected the tax-related financial statement line items and disclosures, and, until remediation is complete, could result in misstatements in future interim or annual reporting periods.

TALIC’s management, with the participation of the President and Chief Financial Officer, have evaluated the effectiveness of TALIC’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on From 10-Q. Based on that evaluation, and because of the material weakness described above and under “Management’s Annual Report on Internal Control Over Financial Reporting” in the 2014 Annual Report on Form 10-K, TALIC’s President and Chief Financial Officer have concluded that such disclosure controls and procedures were not effective as of the end of the period covered by this report.

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

There have been no other changes in our internal control over financial reporting that occurred during our second fiscal quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings.

Not applicable.

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

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to issue such products, potentially making growth of future revenues limited and uncertain. The sales volume of the CDAs is deemed by the Company to be immaterial through the first six months of 2015. Therefore, the Company has not actively hedged the CDAs.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: August 13, 2015	/s/ David Hopewell
David Hopewell
Chief Financial Officer, Vice President, Treasurer and Corporate Controller

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.