Form 10-K
period 2015-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2016-04-15
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common 250,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe”, “estimate”, “anticipate”, “expect”, or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include but are not limited to, those discussed in “Part 1–Item 1A. Risk Factors” and in the “Forward-Looking Statements – Cautionary Language” in “Part II – Item. 7. Management’s Narrative Analysis of Results of Operations” of the Form 10-K. Our financial statements and the accompanying notes to the financial statements are presented in “Part II – Item 8. Financial Statements and Supplementary Data.”

Item 1. Business

Transamerica Advisors Life Insurance Company (“TALIC”, the “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of Transamerica Corporation which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was formerly a wholly owned subsidiary of AEGON USA, LLC, (“AUSA”) which merged into Transamerica Corporation effective December 31, 2015. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.

The Registrant is a life insurance company, which conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Registrant was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Registrant is currently subject to primary regulation by the Arkansas Insurance Department.

The Registrant is currently licensed to conduct business in 49 states, the District of Columbia, the U.S. Virgin Islands, and Guam. During 2015, life insurance and/or annuity deposits on existing policies were received in all states the Registrant was licensed in, with the largest concentration in Florida, 36%, Texas, 5%, California, 5%, New Jersey, 5%, and Ohio, 4%. Currently, the Company is not issuing new life insurance, variable annuity or market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit that exists independently and is applied to mutual funds and exchange traded funds. At November 22, 2015, the Company no longer issues CDAs to new investors. Existing certificate owners of the CDA are not affected and may continue to make subsequent contributions, as permitted by the terms of the CDA.

Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Registrant’s Financial Statements which are contained herein.

The Registrant files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and other information required by the Securities Exchange Act of 1934 (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). As soon as reasonably practicable after the Registrant electronically makes these filings and any amendments to these filings, with, or furnishes them to, the SEC, we make them available through the Transamerica website at www.transamerica.com. Click first on “About Us,” click next on “Who We Are – Financial Strength” and then click on “Transamerica Advisors Life Insurance Company” on the Financial Strength page. Any materials we file with the SEC are also publicly available through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Our operating environment continues to be affected by the uncertain general economic conditions in the U.S. and global economy. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment which could materially affect our results of operations and financial condition

Uncertainty in the U.S. and global economies and market continue to affect our operating environment. Our operating results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to impact returns in our investment portfolio. Concerns over global market conditions and the ability of the U.S. Government to manage the U.S. deficit have contributed to increased volatility and diminished expectations for the U.S. economy and the market going forward, which may have an adverse effect on us given our equity market exposure and our revenues may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our policies. For example, clients may have an elevated need for access to their funds in times of market downturn causing an increase in claims and or surrenders of our policies. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

We maintain a level of cash and securities that, combined with expected cash inflows from investments and operations, is intended to meet anticipated short-term and long-term benefit obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic and market conditions. In addition, disruptions, uncertainty, or volatility in the capital and credit markets may limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, fund redemption requests, and generate fee income and market related revenue to meet liquidity needs. In such a case, we may be forced to utilize available internal resources or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, and equity prices that may have a material adverse effect on our results of operations, financial condition and liquidity

We are exposed to significant financial and capital markets risks including changes in interest rates, credit spreads, equity prices, market volatility, performance of the global economy, in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to market price and cash flow variability associated with changes in interest rates. A rise in interest rates will increase the net unrealized loss position of our investment portfolio and sustained increases in interest rates may result in policyholders surrendering their contracts which may require us to liquidate assets in an unrealized loss position. Tax planning strategies can also be adversely affected by a rise in interest rates by limiting the ability to recognize tax benefits associated with operating and capital loss carryforwards. Conversely, due to the long-term nature of some of our liabilities, sustained declines in interest rates may subject us to reinvestment risk, increased hedging costs, spread compression and capital volatility.

The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments and increases in the net unrealized loss position in our investment portfolio. If credit spreads tighten significantly, net investment income associated with new purchases of fixed maturities may be reduced. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread. In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may result in significant period-to-period changes due to market volatility, which could have a material effect on our results of operations or financial condition.

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations and volatility in equity markets over the last several years have significantly impacted the account values and related fee income during those years. In addition, certain of our products offer guaranteed benefits that increase our potential benefit exposure and statutory capital exposure if equity markets decline. See “Changes in equity markets and interest rates affects the profitability of our products with guaranteed benefits, therefore, such changes may have a material adverse effect on our financial results” below. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

The insurance industry is heavily regulated and changes in regulation may adversely affect our results of operations and liquidity

The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing U.S. laws and regulations, and may impose changes in the future.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.

Recently, there has been an increase in potential federal initiatives that would affect the financial services industry. The Dodd-Frank Act, which was enacted in July 2010, provides for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These new regulations may subject our parent to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. These new regulations may subject the parent to a number of time consuming procedures that increase in expenses and may limit the parent’s flexibility in its investment portfolio which may result in lower returns. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, as required by the Dodd-Frank Act, the Federal Insurance Office has issued a report with recommendations on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. The Company has new reporting, initial margin and variation margin obligations under the Dodd-Frank Act and its regulations. Although the modernization of the insurance regulation system has begun, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the Company cannot predict the ultimate impact of these provisions on our results of operations, liquidity or capital resources.

Potential changes in federal or state tax laws, including changes impacting the availability of the Separate Accounts dividend received deduction, may adversely affect our business, results of operations, and financial condition

Changes in federal and state tax laws could make the Company’s products less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers and potential customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds. In addition, the Company currently benefits from certain tax benefits, such as dividends received deductions and tax credits, which could be eliminated or lessened by changes in U.S. laws.

The U.S. Government, as well as state governments, also considers from time to time tax law changes that may increase the amount of taxes that the Company pays. Although the specific form of any such potential legislation cannot be anticipated, it may include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in lapses of policies currently held and/or the incurrence of higher corporate taxes which could have a material adverse effect on our financial condition and results of operations.

Changes in equity markets and other factors may significantly affect our financial results

The fee revenue that is earned on equity-based Separate Accounts assets is generally based upon account values. As strong equity markets result in higher account values, strong equity markets positively affect our results of operations through increased policy fee revenue and decreased benefit exposure. Increased fee revenue resulting from strong equity markets increases the expected gross profits (“EGPs”) from variable insurance products as do lower-than-expected lapses, mortality rates, and expenses. As a result, the higher EGPs may improve margins through lower amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). Correspondingly, a decrease in the equity markets as well as increases in lapses, mortality rates, and expenses depending upon their significance, may reduce margins through higher net amortized costs associated with DAC, DSI, and VOBA and may have a material adverse effect on our results of operations and capital resources. For more information on DAC, DSI, and VOBA amortization, see Item 7–Management’s Narrative Analysis of Results of Operations–Critical Accounting Policies and Estimates below.

Changes in equity markets and interest rates affect the profitability of our products with guaranteed benefits, therefore, such changes may have a material adverse effect on our financial results

The valuation of liabilities related to the guaranteed minimum death benefits (“GMDB”) and guaranteed minimum income benefits (“GMIB”) for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death or income benefit, calculated using a benefit ratio approach. The GMDB and GMIB liability valuations take into account the present value of total expected GMDB and GMIB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. Both the level of expected GMDB and GMIB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. Accordingly, a decrease in the equity markets will increase the net amount at risk under the GMDB and the GMIB benefits that we offer as part of our variable annuity products, which has the effect of increasing the value of GMDB and GMIB liabilities we must record.

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

The value of contra liabilities related to the reinsurance of guaranteed minimum income benefits (“GMIB reinsurance”) for variable annuities is based on the fair value of the underlying benefit. The contra liabilities related to the GMIB reinsurance benefits valued at fair value are affected by changes in equity markets, volatility and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the value of the GMIB reinsurance contra liability. Conversely, a decrease in the equity markets, along with a decrease in interest rates, will generally result in an increase in the GMIB reinsurance contra liabilities we must record. Market volatility may cause our recorded liabilities to change from period to period, resulting in volatility to our results of operations and financial performance. Changes in the values of guaranteed benefits would result in a charge/credit to earnings in the quarter in which the liabilities are increased or decreased.

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

Our valuations of many of our financial instruments are based upon methodologies, estimations and assumptions that are subject to differing interpretations which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition

Fixed maturity, equity, trading securities, free standing and embedded derivatives and Separate Account assets are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

During periods of market disruption, including periods of rapidly widening credit spreads or illiquidity, it may be difficult to value certain of our securities if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were in active markets with significant observable data that become illiquid due to the financial environment. In such cases, the valuation of such securities may require more subjectivity and management judgment in determining their fair values and those fair values may differ materially from the value at which the investments may be ultimately sold. Further, rapidly changing and unprecedented credit and equity market conditions could materially impact the valuation of securities and period-to-period changes in value could vary significantly. Decreases and the volatility in value could have a material adverse effect on our results of operations and financial condition.

Defaults of our bonds, private placements and mortgage loan portfolios may adversely affect our profitability and shareholder’s equity

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

Changes in market interest rates may adversely affect our financial results

The profitability of our fixed life and annuity products depends in part on interest rate spreads; therefore, interest rate fluctuations could negatively affect our financial results. Some of our fixed products have interest rate guarantees that expose us to the risk that changes in interest rates will reduce our “spread” or the difference between the amounts that we are required to pay under the contracts and the amounts we are able to earn on our general account investments intended to support our obligations under the contracts. Declines in our spread or instances where the returns on our general account investments are not enough to support the interest rate guarantees on these products could have a material adverse effect on our financial results.

In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher crediting rates. We therefore may have to accept a lower spread and thus lower profitability or face a decline in sales and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments than available previously. Moreover, borrowers may prepay fixed income securities in our general account in order to borrow at lower market rates, which exacerbates this risk. As we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest or crediting rates, our spreads could decrease and potentially become negative.

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

In December 2015, the U.S. Federal Reserve raised its key interest rate for the first time in several years and has indicated willingness to further increase rates over time. It is possible that the actions by the Federal Reserve could result in broader interest rate increases. If we are unable to respond to the changes in the interest rate environment, our business could be materially adversely affected.

Business and financial results may be adversely affected by an inability to sell assets to meet maturing obligations

We could be exposed to liquidity risk, which is the risk that we cannot quickly convert invested assets to cash without incurring significant losses. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability to sell assets to meet maturing obligations, a negative change in our credit ratings, or regulatory capital restrictions, may have an adverse effect on financial results.

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

Almost all securities on loan under the program can be returned to us by the borrower at any time. Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (e.g. securities that we have purchased with cash received from third parties) may exceed the term of the related securities on loan and/or the market value of these securities may fall below the amount of cash we are obligated to return to the borrower of our loaned securities. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner, be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful market and economic conditions, such as those conditions we have experienced, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

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

Inaccuracies in (financial) models could have a significant adverse effect on the Company’s business, results of operations and financial condition

Reliance on various (financial) models to measure risk and establish key results is critical to the Company’s operations. If these models or their underlying assumptions prove to be inaccurate, this could have a significant adverse effect on the Company’s business or performance because of the importance of our financial models to measure risk and establish accurate operating results.

Environmental liability exposure from our commercial mortgage loan portfolio may adversely affect our results of operations and financial condition

Liability under environmental protection laws relating to our commercial mortgage loan portfolio may adversely affect our results of operation. Under the laws of several states, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on the property should the related loan be in default. In addition, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, which could have an adverse effect on our results of operations and financial condition.

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

The Company’s operations support complex transactions and are highly dependent on the proper function of information technology and communication systems. Any failure of the Company’s information technology or communication systems may result in a material adverse effect on the Company’s results of operations and corporate reputation.

We have systems and processes that are designed to support complex transactions and avoid system failure, fraud, information security failures, processing errors and breaches of regulation. Any failure in these systems and processes may lead to a materially adverse effect on the Company’s results of operations and corporate reputation. In addition, the Company must commit significant resources to maintain and enhance its existing systems in order to keep pace with industry standards and customer preferences. In addition, even though back-up and recovery systems and contingency plans are in place, interruptions, failures or breaches in security of these processes and systems may occur, and if they do occur, the Company may not be able to adequately address such failures or breaches. The occurrence of any of these events may have a materially adverse effect on the Company’s business, results of operations and financial condition.

If our internal controls are not effective, policyholders could lose confidence in our financial reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to conduct a comprehensive evaluation of our internal control over financial reporting. To comply with this statute, we are required to document and test our internal control over financial reporting and our management is required to assess and issue a report concerning our internal control over financial reporting. Management determined that a material weakness, as described in Part II – Item 9A, Controls and Procedures, of the Annual Report existed as of December 31, 2014, and was remediated as of December 31, 2015.

Any failure to maintain or implement required new or improved controls, or any difficulties encountered during implementation, or any new material weaknesses resulting from changes in our operations, the market or the economy could cause a failure to meet periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If the company cannot produce reliable financial reports, policyholders could lose confidence in our reported financial information, our financial condition, and reputation could be harmed.

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

Litigation and regulatory investigations may adversely affect our business, results of operations, and financial condition

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. The outcome of any litigation or regulatory proceeding cannot be predicted with certainty.

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

The Company has discontinued sales of new products which adversely affects its growth in revenues.

The economic environment in recent years presented significant challenges to the Company’s ability to issue certain products at competitive returns which led to the Company’s election to discontinue new sales of life insurance, variable annuity and market value adjusted products. In 2012, the Company launched a fixed contingent annuity (also sometimes referred to as a CDA) that includes a SALB rider, but is no longer accepting new investors as of November 22, 2015. Existing certificate owners of the CDA are not affected and may continue to make subsequent contributions, as permitted by the terms of the CDA. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to accept additional new investment from existing contract owners, potentially making growth of future revenues even more limited and uncertain.

The uncertainty of the performance of the securities markets would also mean that where the Company’s revenues are dependent on fees or charges based on the market value of investments underlying the policies, the Company’s revenues would also be uncertain. Further, as policyholders surrender their policies and the number of policies in force is reduced, and as policyholders die or otherwise withdraw value from their policies, the revenues that the Company receives for policy and rider administration, and for mortality and expense risks will likely decline over time, notwithstanding the annuity and life insurance policies in force that will continue to be serviced and are expected to continue to generate revenues for the foreseeable future.

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

The Registrant’s home office is located in Little Rock, Arkansas. Personnel performing services for the Registrant operate in Transamerica Corporation office space in Cedar Rapids, Iowa and St. Petersburg, Florida. An allocable share of the cost of each of the above mentioned premises was paid by the Registrant through the common cost allocation service agreement. We believe that our existing offices are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3. Legal Proceedings

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Furthermore, increased regulatory focus in the United States may result in additional scrutiny by regulatory agencies, both federal and state, which could result in regulatory agency investigations or litigation and related costs or sanctions. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. Although the outcome of any litigation or regulatory proceeding cannot be predicted with certainty, at the present time, the Company believes that there are no pending or threatened proceedings or lawsuits that are likely to have a material adverse impact on our ability to meet our obligations.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Registrant is a wholly owned subsidiary of Transamerica Corporation. There is no public trading market for the Registrant’s common stock.

During 2015, the Registrant paid a $100.0 million return of capital to AUSA. During 2014, the Registrant paid a $100.0 million dividend to AUSA. During 2015, the Company received $68.5 million in capital contributions from AUSA. During 2014, the Company received $179.0 million in capital contributions from AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Note 8 to the Registrant’s Financial Statements.

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

We undertake no obligation to publicly update or revise any forward-looking statements except as required by federal securities laws. Readers are cautioned not to place undue reliance on these forward-looking statements, which merely reflect Company expectations at the time of the writing. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should, however, consult any further disclosures TALIC may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K.

Business Overview

Transamerica Advisors Life Insurance Company (“TALIC”, the “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of Transamerica Corporation which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is domiciled in Arkansas.

TALIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance and fixed contingent annuity markets of the financial services industry. The Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”) guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”). In addition, the Company’s fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)), includes a stand-alone living benefit (“SALB”).

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and could have a material impact on the financial statements.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value. At December 31, 2015 and 2014, approximately $110.9 million (or 7%) and $106.4 million (or 6%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

Other-Than-Temporary Impairment (“OTTI”) Losses on Investments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e.; company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, 1) certain credit-related events such as default of principal or interest payments by the issuer, 2) bankruptcy of issuer, 3) certain security restructurings, and 4) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

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

For the year ended December 31, 2015, the Company recorded an OTTI in income of $1.9 million, with no associated value of business acquired amortization. For the years ended December 31, 2014 and 2013, the Company recorded an OTTI in income of $0.1 million and $0.7 million, respectively, net of value of business acquired amortization.

Debt securities are monitored individually for impairments based on our asset specialists expectations of payment interruption in the next 12-18 months. The probability of interruption is based on assessments of capital markets, funding needs and the liquidity profile of the issuer. Specific to energy holdings as of the balance sheet date, our expectations are in line with the markets assuming a gradual migration to an oil price per barrel of $40 to $45 by year end 2016. Considering this, it was determined that the probability of default of our energy holdings was not significant enough to warrant impairment.

Derivatives and Hedge Accounting

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB.

Standard and Poor’s (S&P) futures contracts and interest rate futures contracts are used to hedge the equity risk and interest rate risk, respectively, associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures are recorded in net derivative gains (losses) in the Statements of Income.

The Company uses variance swaps to hedge equity risk. During 2013, the Company also entered into total return swaps that are based on the S&P. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income.

During the third quarter of 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation. The Company recognizes hedge ineffectiveness gains (losses) from the difference of the change in fair value of the swap and the change in fair value of the underlying Treasury in net derivative gains (losses) in the Statements of Income.

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

During the fourth quarter of 2015, the Company entered into fixed-to-float and float-to-fixed interest rate swaps in order to hedge the interest rate risk on the underlying liability. The Company holds these contracts at fair market value, and gains (losses) related to changes in fair value are recognized in net derivative gains (losses) in the Statements of Income.

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

In Q4 2015, the Company’s GMWB dynamic hedge program targets were realigned to reduce structural differences in hedge position which had previously created earnings volatility. In an effort to align hedge programs with earnings presentation and reduce the Company’s earnings volatility management changed the hedge model from economic basis to a non-qualifying fair value basis at December 31, 2015. This is consistent with the Company’s GAAP reporting framework. In addition to the change to the basis of hedge position, management expanded the risk coverage for the Company’s GMWB by moving to three hedges (Equity: Delta/Gamma, Interest Rate: Rho). Only the Equity Delta hedge was included in the program before this change. This helped reduce the hedge mismatch as the majority of the market impacts are hedged through the additional equity and interest rate coverage.

Management considers the hedge to be more effective with the changes discussed above. Moving to non-qualifying fair value hedge reduced the undesired hedge mismatch associated with the hedging positions which were not calculated consistently with the reporting framework. More market risks are now hedged by adding equity (Gamma) hedge and interest rate (Rho) hedge which reduces the hedge mismatch and improves the hedge effectiveness.

For further discussion of the Company’s use of derivatives, see the Results of Operations and Note 3 to the Financial Statements.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA was 8% at December 31, 2015 and 2014. At December 31, 2015 and 2014, the Company’s VOBA asset was $259.5 million and $268.1 million, respectively. For the years ended December 31, 2015, 2014, and 2013, the favorable impact to pre-tax net income related to VOBA unlocking was $0.1 million, $6.6 million, and $12.7 million, respectively. There were no impairment charges in 2015, 2014, and 2013.

For acquired annuity and variable life insurance contracts, VOBA is amortized in proportion to estimated gross profits arising principally from investment margins, mortality and expense margins, rider margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. Revisions in estimates result in changes to the amounts amortized in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. See Note 4 to the financial statements for further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for the group of acquired contracts. DAC are subject to recoverability testing at the time of the policy issuance and loss recognition testing at the end of each reporting period. At December 31, 2015 and 2014, variable annuities accounted for the Company’s entire DAC asset of $37.5 million and $41.1 million, respectively.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. The long-term equity growth rate assumption for the amortization of DAC was 8% at December 31, 2015 and 2014. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

For the years ended December 31, 2015, 2014, and 2013, there was a favorable (unfavorable) impact to pre-tax net income related to DAC unlocking of ($1.5) million, $2.4 million, and ($2.2) million, respectively. See Note 4 to the Financial Statements for further discussion.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus that increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. The long-term equity growth rate assumption for the amortization of DSI was 8% at December 31, 2015 and 2014. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization (accretion) to date. The impact of these revisions on cumulative amortization (accretion) is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the statements of income. At December 31, 2015 and 2014, variable annuities accounted for the Company’s entire DSI asset of $8.5 million and $9.4 million, respectively. For the years ended December 31, 2015, 2014, and 2013, there was a favorable (unfavorable) impact to pre-tax income related to unlocking of ($0.3) million, $0.9 million, and ($0.3) million, respectively. See Note 4 to the Financial Statements for a further discussion.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At December 31, 2015 and 2014, future policy benefits were $518.9 million and $458.8 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At December 31, 2015 and 2014, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	December 31,
	2015	2014
GMDB liability	$131.4	$112.1
GMIB liability	95.0	69.8

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised. For the years ended December 31, 2015, 2014 and 2013, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($32.0) million, $16.7 million, and $35.9 million, respectively.

Future policy benefits also include liabilities, for contracts containing GMWB and SALB provisions and for the reinsurance of GMIB provisions (“GMIB reinsurance”) for contracts based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. The fair values of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Currently, the Company does not hedge the risks associated with the SALB.

At December 31, 2015 and 2014, GMWB liability and GMIB reinsurance asset were as follows:

(dollars in millions)	December 31,
	2015	2014
GMWB liability	$60.6	$60.7
GMIB reinsurance asset	(61.4)	(60.6)

At December 31, 2015 and 2014, the future policy benefits for the SALB liability were $0.5 million.

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

The valuation allowance for deferred tax assets at December 31, 2015 and 2014 was $130.9 million and $113.4 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized on a separate return basis. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company filed a separate federal income tax return for the years 2008 through 2012. A consolidated tax return was filed for 2013 and 2014. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return has not yet been filed for 2015.

Deposits

Total direct deposits (including internal exchanges from fixed to variable annuities or vice versa) were $22.4 million, $21.6 million, and $30.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period. Internal exchanges during 2015, 2014 and 2013 were $6.8 million, $6.8 million, and $3.8 million, respectively.

Financial Condition

At December 31, 2015, the Company’s assets were $9.2 billion or $1 billion less than the $10.2 billion in assets at December 31, 2014. Assets excluding Separate Accounts assets decreased $161.8 million. Separate Accounts assets, which represent 65% of total assets, decreased $830.7 million to $5.9 billion. Changes in Separate Accounts assets were as follows:

(dollars in millions)	2015	2014
Investment performance	$(15.3)	$385.1
Deposits	22.1	20.9
Policy fees and charges	(151.4)	(160.5)
Surrenders, benefits and withdrawals	(686.1)	(816.3)

Net change	$(830.7)	$(570.8)

During 2015, 2014 and 2013, fixed contract owner deposits were $0.2 million. During 2015, 2014 and 2013, fixed contract owner withdrawals were $82.6 million, $71.8 million, and $92.1 million, respectively.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

The following schedule identifies the Company’s general account invested assets by type at December 31:

	December 31,
	2015	2014
Fixed maturity AFS securities
Investment grade fixed maturity securities	57%	60%
Below investment grade fixed maturity securities	4	3

Total fixed maturity AFS securities	61	63

Equity securities	1	1
Mortgage loans on real estate	3	2
Limited partnerships	2	2
Policy loans	24	24
Cash and cash equivalents	9	8

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity securities at December 31, 2015 and 2014 were:

	December 31, 2015
	Amortized Cost/Cost	Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)		Gains	Losses/ OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$282.7	$19.5	$(0.9)	$301.3	18%
Industrial	620.6	33.4	(17.3)	636.7	37
Utility	74.6	4.8	(0.6)	78.8	5
Asset-backed securities
Housing related	19.0	3.6	-	22.6	1
Credit cards	25.8	-	-	25.8	2
Structured settlements	14.6	0.4	(0.1)	14.9	1
Autos	40.7	-	(0.1)	40.6	2
Timeshare	1.4	-	-	1.4	0
Other	17.5	0.1	(0.3)	17.3	1
Commercial mortgage-backed securities - non agency backed	70.1	1.9	(0.3)	71.7	4
Residential mortgage-backed securities
Agency backed	29.1	1.6	-	30.7	2
Non agency backed	27.4	1.2	(0.1)	28.5	2
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	339.7	46.6	-	386.3	23
Foreign	6.6	1.3	-	7.9	0

Total fixed maturity AFS securities	1,570.7	114.4	(19.8)	1,665.3	98

Equity securities
Banking securities	28.0	1.8	(1.1)	28.7	2
Industrial securities	5.8	0.2	-	6.0	0

Total equity securities	33.8	2.0	(1.1)	34.7	2

Total fixed maturity and equity securities	$1,604.5	$116.4	$(20.9)	$1,700.0	100%

	December 31, 2014
	Amortized Cost/Cost	Gross Unrealized			% of
			Losses/ OTTI (a)	Estimated	Estimated
(dollars in millions)		Gains		Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$321.3	$27.3	$(2.3)	$346.3	18%
Industrial	711.0	56.2	(5.2)	762.0	40
Utility	62.8	6.3	-	69.1	4
Asset-backed securities
Housing related	21.3	4.8	(0.1)	26.0	1
Credit cards	53.1	0.1	-	53.2	3
Structured settlements	13.3	0.9	-	14.2	1
Autos	21.2	-	-	21.2	1
Equipment lease	0.6	-	-	0.6	0
Timeshare	2.4	-	-	2.4	0
Other	15.9	-	(0.3)	15.6	1
Commercial mortgage-backed securities - non agency backed	96.6	4.3	(0.1)	100.8	5
Residential mortgage-backed securities
Agency backed	34.0	2.4	(0.1)	36.3	2
Non agency backed	8.2	0.9	-	9.1	0
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	334.4	65.8	-	400.2	21
Foreign	8.7	1.4	-	10.1	1

Total fixed maturity AFS securities	1,705.7	170.4	(8.2)	1,867.9	98

Equity securities
Banking securities	28.1	2.1	(0.5)	29.7	2
Industrial securities	5.8	0.5	-	6.3	0

Total equity securities	33.9	2.6	(0.5)	36.0	2

Total fixed maturity and equity securities	$1,739.6	$173.0	$(8.7)	$1,903.9	100%

(a)	Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at December 31, 2015.

Five issuers represent more than 5% of the total unrealized loss position, comprised of below investment grade corporate bonds with $8.7 million of unrealized losses.

Financial Services Sector

The Company’s $0.9 million of gross unrealized losses within the financial services sector has a fair value of $39.9 million. $0.3 million of this total specifically relates to three high yield issuers.

Industrial Sector

The Company’s $17.3 million of gross unrealized losses within the industrial sector has a fair value of $119.4 million. The Industrial sector is further subdivided into various sub-sectors with a majority of its gross unrealized loss made up of issuers within the energy, basic industry and communications sub-sectors. Issuers within the energy sub-sector had total unrealized losses of $10.6 million, which relates to declining oil and natural gas prices during 2015. The basic industry sub-sector had total unrealized losses of $2.8 million, relating primarily to poor results within the metals and mining industry. Fundamentals have been negatively impacted by falling prices for base metals, ferrous metals, precious metals, iron ore and coal. The communications sub-sector had total unrealized losses of $1.6 million, as merger and acquisition speculation and activity created volatility throughout the year.

There was one individual issuer rated below investment grade in the industrial sector that had an unrealized loss position greater than $2.5 million. Breitburn Energy Partners had $3.3 million of gross unrealized losses within the energy sub-sector, which was due to low oil and natural gas prices.

Equity Securities

The Company’s $1.1 million of gross unrealized losses classified as equity have a fair value of $9.2 million. All of the unrealized loss relates to preferred non-convertible holdings in the banking sub-sector. The impairment review process has resulted in no OTTI charges for the year ended December 31, 2015 for the Company.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2015 and 2014 by rating agency equivalent were:

	December 31, 2015		December 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

AAA	$514.6	$565.3	$557.5	$631.5
AA	98.2	102.5	108.4	115.1
A	508.7	543.5	558.4	605.2
BBB	346.2	353.7	391.6	424.3
Below investment grade	103.0	100.3	89.8	91.8

Total fixed maturity AFS securities	$1,570.7	$1,665.3	$1,705.7	$1,867.9

Investment grade	93%	94%	95%	95%
Below investment grade	7%	6%	5%	5%

The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2015 and 2014, approximately $80.0 million (or 5%) and $107.9 million (or 6%), respectively, of fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during 2015 and 2014 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows:

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$26.9	$27.0	$(0.1)
Industrial	76.6	81.8	(5.2)
Utility	6.9	7.4	(0.5)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	8.8	8.9	(0.1)
Timeshare	1.0	1.0	-
Commercial mortgage-backed securities - non agency backed	17.2	17.5	(0.3)
Government and government agencies - United States	18.5	18.5	-

Total fixed maturity and equity securities	202.4	208.8	(6.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	6.6	7.0	(0.4)
Industrial	12.4	13.5	(1.1)
Utility	1.0	1.1	(0.1)
Asset-backed securities - timeshare	0.5	0.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	21.5	23.1	(1.6)

Greater than one year
Corporate securities -industrial	7.4	9.9	(2.5)
Asset-backed securities - other	4.8	5.0	(0.2)
Equity securities - banking securities	7.7	8.5	(0.8)

Total fixed maturity and equity securities	$19.9	$23.4	$(3.5)

Total of all investment grade AFS securities
Corporate securities
Financial services	$33.5	$34.0	$(0.5)
Industrial	96.4	105.2	(8.8)
Utility	7.9	8.5	(0.6)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	13.6	13.9	(0.3)
Timeshare	1.5	1.5	-
Commercial mortgage-backed securities - non agency backed	18.2	18.5	(0.3)
Government and government agencies - United States	18.5	18.5	-
Equity securities - banking securities	7.7	8.5	(0.8)

Total fixed maturity and equity securities	$243.8	$255.3	$(11.5)

Total number of securities in a continuous unrealized loss position			112

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$11.7	$11.8	$(0.1)
Industrial	24.5	25.4	(0.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	17.5	17.5	-
Other	0.3	0.3	-
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	0.5	0.5	-
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	121.3	122.7	(1.4)

Greater than one year
Corporate securities
Financial services	9.6	9.9	(0.3)
Industrial	34.6	35.6	(1.0)
Asset-backed securities
Autos	2.0	2.0	-
Other	4.7	5.0	(0.3)
Commercial mortgage-backed securities - non agency backed	8.5	8.6	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)

Total fixed maturity and equity securities	$59.5	$61.3	$(1.8)

Total of all investment grade AFS securities
Corporate securities
Financial services	$21.3	$21.7	$(0.4)
Industrial	59.1	61.0	(1.9)
Asset-backed securities
Credit cards	48.1	48.1	-
Autos	19.5	19.5	-
Other	5.0	5.3	(0.3)
Equipment lease	0.6	0.6	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	9.0	9.1	(0.1)
Residential mortgage-backed securities - agency backed	0.1	0.2	(0.1)
Government and government agencies - United States	9.3	9.3	-
Equity securities - banking securities	8.1	8.5	(0.4)

Total fixed maturity and equity securities	$180.8	$184.0	$(3.2)

Total number of securities in a continuous unrealized loss position			82

(a)	Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.3	$3.6	$(0.3)
Industrial	17.1	20.1	(3.0)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	3.9	4.0	(0.1)

Total fixed maturity and equity securities	27.0	30.4	(3.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	3.1	3.2	(0.1)
Industrial	4.7	5.7	(1.0)
Residential mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	8.8	9.9	(1.1)

Greater than one year
Corporate securities - industrial	1.2	5.7	(4.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total fixed maturity and equity securities	$3.5	$8.4	$(4.9)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$6.4	$6.8	$(0.4)
Industrial	23.0	31.5	(8.5)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	4.9	5.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total fixed maturity and equity securities	$39.3	$48.7	$(9.4)

Total number of securities in a continuous unrealized loss position			21

	December 31, 2014
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$16.4	$18.3	$(1.9)
Industrial	8.0	9.3	(1.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)

Total fixed maturity and equity securities	27.3	30.6	(3.3)

Greater than six months but less than or equal to one year
Corporate securities - industrial	3.4	3.8	(0.4)

Total fixed maturity and equity securities	3.4	3.8	(0.4)

Greater than one year
Corporate securities - industrial	0.4	2.0	(1.6)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$2.9	$4.7	$(1.8)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$16.4	$18.3	$(1.9)
Industrial	11.8	15.1	(3.3)
Asset-backed securities - housing related	2.9	3.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$33.6	$39.1	$(5.5)

Total number of securities in a continuous unrealized loss position			13

(a)	Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 45% and 63% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2015 and 2014, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below were not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2015.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows:

		December 31, 2015
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$24.0	$25.4	$(1.4)
	40% to 70%	3.0	5.0	(2.0)

		27.0	30.4	(3.4)

Greater than six months but less than or equal to one year	70% to 100%	8.8	9.9	(1.1)

		8.8	9.9	(1.1)

Greater than one year	70% to 100%	2.3	2.7	(0.4)
	Below 40%	1.2	5.7	(4.5)

		3.5	8.4	(4.9)

Total		$39.3	$48.7	$(9.4)

		December 31, 2014
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$27.3	$30.6	$(3.3)

		27.3	30.6	(3.3)

Greater than six months but less than or equal to one year	70% to 100%	3.4	3.8	(0.4)

		3.4	3.8	(0.4)

Greater than one year	70% to 100%	2.5	2.8	(0.3)
	Below 40%	0.4	1.9	(1.5)

		2.9	4.7	(1.8)

Total		$33.6	$39.1	$(5.5)

(a)	Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at December 31, 2015 and 2014:

	December 31, 2015
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
Below BBB	$15.9	18.4	2.5
Second lien (a)
Below BBB	-	0.7	0.7

Total	$15.9	$19.1	$3.2

	December 31, 2014
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
A	$0.7	$0.7	$-
Below BBB	17.2	19.6	2.4
Second lien (a)
Below BBB	-	2.1	2.1

Total	$17.9	$22.4	$4.5

	December 31, 2015
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
Below BBB	$2.3	$-	$3.5	$12.6	$18.4
First lien - floating
Below BBB	-	-	0.7	-	0.7

Total	$2.3	$-	$4.2	$12.6	$19.1

	December 31, 2014
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
A	$0.7	$-	$-	$-	$0.7
Below BBB	2.5	-	3.8	13.3	19.6
Second lien (a)
Below BBB	-	-	2.1	-	2.1

Total	$3.2	$-	$5.9	$13.3	$22.4

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2015		2014
(dollars in millions)	Amount	%	Amount	%
Property Type
Apartment	$39.3	42%	$21.9	33%
Office	24.0	26	29.8	45
Retail	21.1	23	8.1	12
Industrial	8.5	9	6.9	10

Total mortgage loans by property type	92.9	100	66.7	100

Geographic Region
Pacific	$23.3	25%	$20.1	30%
South Atlantic	21.9	24	8.9	13
West North Central	17.6	19	5.6	8
Middle Atlantic	15.1	16	15.4	23
New England	6.9	7	8.1	12
East North Central	3.0	3	3.1	5
West South Central	2.7	3	3.0	5
Mountain	2.4	3	2.5	4

Total mortgage loans by geographic region	$92.9	100%	$66.7	100%

	December 31,
	2015		2014
(dollars in millions)	Amount	%	Amount	%
State Exposure
Pennsylvania	$12.6	14%	$12.8	19%
California	11.7	13	8.0	12
Missouri	9.1	10	-	-
Virginia	7.5	8	5.4	8
New Hampshire	6.9	7	8.1	12
Washington	6.9	7	7.1	11
Florida	6.4	7	-	-
Minnesota	5.5	6	5.6	8
Oregon	4.7	5	5.0	8
Georgia	3.0	3	-	-
Kansas	3.0	3	-	-
South Carolina	3.0	3	-	-
Wisconsin	3.0	3	3.1	5
Texas	2.7	3	3.0	4
New Jersey	2.5	3	2.6	4
Colorado	2.4	3	2.5	4
Maryland	2.0	2	-	-
Delaware	-	-	3.5	5

Total mortgage loans by state exposure	$92.9	100%	$66.7	100%

The fair value for mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and or similar remaining maturities. The estimated fair value of the mortgage loans on real estate at December 31, 2015 and 2014 was $92.9 million and $71.4 million, respectively. There were 14 new mortgage loans in 2015 which drove the increase in fair value from 2014. There was one impaired mortgage loan during 2014 which was subsequently sold during the period for a ($2.0) million realized loss. There were no impaired mortgage loans at December 31, 2015 or 2014. The general reserve at December 31, 2015 and 2014 was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At December 31, 2015 and 2014, there were no mortgage loans that were two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Securities Lending

The following table provides a summary of the securities under securities lending agreements for the years ended at December 31:

(dollars in millions)	December 31,
	2015	2014
Payables for collateral under securities loaned	$194.5	$265.2
Amortized cost of securities out on loan	162.7	215.2
Estimated fair value of securities out on loan	188.7	260.1

The decrease in the payables for collateral under securities loaned was due to a decline in demand for the Company’s securities by borrowers in the market.

Reverse Repurchase Agreements

The following table provides a summary of the securities under reverse repurchase agreements for the years ended at December 31:

(dollars in millions)	December 31,
	2015	2014
Payables for reverse repurchase agreements	$-	$0.6
Amortized cost of securities pledged	-	0.6
Estimated fair value of securities pledged	-	0.6

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium term interest rates, and the corporate credit environment via credit quality and fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases of the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. The Dow, NASDAQ, and S&P ended 2015 with increases (decreases) of (2%), 6% and (1%), respectively, from 2014. The Dow, NASDAQ and S&P ended 2014 with increases of 8%, 13% and 11%, respectively, from 2013.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 42% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2015. Since asset-based fees collected on in force variable contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2015, the total average variable account balances decreased $0.6 billion (or 9%) to $6.4 billion as compared to the same period in 2014.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2015	2014	2013
Average medium term interest rate yield (a)	1.16%	0.86%	0.75%
Increase in medium term interest rates (in basis points)	30	11	38
Credit spreads (in basis points) (b)	145	115	102
Expanding (contracting) of credit spreads (in basis points)	30	13	(22)
Increase (decrease) on market valuations: (in millions)
Available-for-sale investment securities	$(68.7)	$75.6	(124.0)
Interest-sensitive policyholder liabilities	-	-	12.9

Net change on market valuations	$(68.7)	$75.6	$(111.1)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2015 and 2014, the Company had 9,379 and 10,197 life insurance and annuity contracts in force with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.36% and 3.37% during 2015 and 2014, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 5.3% and 5.2% during 2015 and 2014, respectively.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2015 and 2014, the Company’s assets included $2.0 billion and $2.2 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2015, the Company received a capital contribution from AUSA of $68.5 million and the Company paid a $100.0 return of capital to AUSA. During 2014, the Company received a capital contribution from AUSA of $179.0 million and the Company paid a $100.0 million cash dividend to AUSA.

Statutory Principles and Risk-Based Capital (“RBC”)

To maintain the ability to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. Statutory accounting principles differ from GAAP in multiple major respects. Under statutory accounting principles, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time. Under statutory accounting principles, the required additions to statutory reserves are calculated under different rules than under GAAP. In addition, the valuation of investments and accounting for deferred taxes differs between the two bases of accounting.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2015 and 2014, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.

The financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:

•	S&P – AAA to R
•	A.M. Best – A++ to S
•	Fitch – AAA to C

The following table summarizes the Company’s ratings at March 30, 2016:

S&P	AA-	(4th out of 21)
A.M . Best	A+	(2nd out of 16)

A downgrade of our financial strength rating could affect our competitive position in the insurance industry as customers may select companies with higher financial strength ratings. These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Commitments and Contingencies

The following table summarizes the Company’s obligations to policyholders at December 31, 2015:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$169.1	$305.0	$268.3	$1,669.8	$2,412.2
Separate Accounts (a)	645.3	1,150.6	1,006.5	5,015.9	7,818.3

	$814.4	$1,455.6	$1,274.8	$6,685.7	$10,230.5

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2015 and 2014, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $4.2 million and $4.5 million at December 31, 2015 and 2014, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

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

2015 compared to 2014

For the years ended December 31, 2015 and 2014, the Company recorded net income of $13.7 million and 33.5 million, respectively. The decrease in net earnings during 2015 as compared to 2014 was primarily due to higher policy benefits expense and increase in VOBA and DAC amortization. The increase in expenses was partially offset by lower derivative losses.

Policy charge revenue decreased $11.1 million to $166.8 million during 2015, as compared to $177.9 million in 2014. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2015	2014	Change
Asset-based policy charge revenue	$99.3	$109.6	$(10.3	) (a)
Reinsurance premiums ceded	(4.5)	(5.4)	0.9
Guaranteed benefit based policy charge revenue	22.8	24.1	(1.3)
Non-asset based policy charge revenue	49.2	49.6	(0.4)

Total policy charge revenue	$166.8	$177.9	$(11.1)

(a)	Lower Separate Account Balances during 2015 due to the declining block of business results in lower asset-based policy charge revenue.

Net derivative losses decreased $38.6 million to ($37.5) million during 2015 as compared to ($76.1) million in 2014. The following table provides the changes in net derivative gains (losses) by type:

(dollars in millions)	2015	2014	Change
Short futures	$(2.0)	$(7.8)	$5.8	(a)
Long futures	(1.0)	-	(1.0)
Variance swaps	(2.9)	(5.1)	2.2
Total return swaps	(36.5)	(60.4)	23.9	(b)
Options (puts and calls)	7.6	-	7.6	(c)
Interest rate swaps	(2.2)	(0.1)	(2.1)
Credit default swaps	(0.5)	(2.7)	2.2

Total net derivative losses	$(37.5)	$(76.1)	$38.6

(a)

Short futures result in losses when equity markets increase. The decrease in losses was driven by mixed S&P performance (gains in the first and fourth quarter and losses in the second and third quarter) in 2015 when compared to the 11% increase in the S&P for the period ended December 31, 2014.

(b)

The Company had a large notional amount of short positions in total return swaps in 2015, and the mixed performance in the S&P offset some of the losses. The total return swap losses in 2014 were the result of short exposure to the S&P which had an 11% increase during 2014.

(c)	Options short the equity total return market which declined during 2015 driving the gains during the year.

Policy benefits increased $27.3 million to $105.2 during 2015 as compared to 2014. The following table provides the changes in policy benefits by type:

(dollars in millions)	2015	2014	Change
Annuity benefit unlocking	$32.0	$(16.7)	$48.7	(a)
Annuity benefit expense	36.1	57.4	(21.3)	(b)
Amortization (accretion) of deferred sales inducements	0.9	(1.8)	2.7	(c)
Life insurance mortality expense	36.2	39.0	(2.8)	(d)

Total policy benefits	$105.2	$77.9	$27.3

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
(b)

The decrease in annuity benefit expense was primarily driven by a change in reserves in 2015 when compared to 2014, the decrease in expense was partially offset by a financial statement hedge mismatch between periods.

(c)	During 2015 there was an increase in gross profits resulting in increased amortization compared with 2014 which saw a decrease in gross profits leading to accretion.
(d)	The decrease in life insurance mortality expense relates to a decrease in claims activity in 2015 compared to 2014.

Amortization and (accretion) of DAC was $3.8 million and ($6.1) million for the years ended December 31, 2015 and 2014, respectively, which included favorable (unfavorable) unlocking of ($1.5) million and $2.4 million, respectively. The decrease in DAC in 2015 was primarily driven by amortization from positive gross profits. The increase in DAC in 2014 was driven by negative gross profits from the increase in fair value reserves.

Amortization of VOBA was $22.4 million and $10.8 million for the years ended December 31, 2015 and 2014, respectively, which included favorable unlocking of $0.1 million and $6.6 million, respectively. The change in 2015 was primarily driven by positive gross profits due to favorable performance of Separate Accounts and updated policyholder assumptions during the year which resulted in amortization and less favorable unlocking as compared to 2014.

Insurance expenses and taxes increased $2.8 million in 2015 as compared to 2014. The following table provides the changes in insurance expenses and taxes for each respective period:

(dollars in millions)	2015	2014	Change
Commissions	$30.6	$32.9	$(2.3)
General insurance expense	16.5	11.7	4.8
Taxes, licenses, and fees	0.8	0.5	0.3

Total insurance expenses and taxes	$47.9	$ 45.1	$2.8

2014 compared to 2013

For the years ended December 31, 2014 and 2013, the Company recorded net income (loss) of $33.5 million and ($214.3) million, respectively. The change in net earnings during 2014 as compared to 2013 was primarily due to higher realized derivative losses related to the equity collar hedge and the addition of a tax valuation allowance in 2013.

Policy charge revenue increased $0.9 million to $177.9 million during 2014, as compared to $177.0 million in 2013. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2014	2013	Change
Asset-based policy charge revenue	$109.6	$111.1	$(1.5)
Reinsurance premiums ceded	(5.4)	(8.6)	3.2
Guaranteed benefit based policy charge revenue	24.1	24.6	(0.5)
Non-asset based policy charge revenue	49.6	49.9	(0.3)
Total policy charge revenue	$177.9	$177.0	$0.9

Net derivative losses decreased $183.8 million to ($76.1) million during 2014 as compared to ($259.9) million in 2013. The following table provides the changes in net derivative gains (losses) by type:

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

Select financial information by segment for the years ended December 31 is as follows:

(dollars in millions)	Annuity	Life Insurance	Total
2015
Net revenues (a)	$114.6	$73.6	$188.2
Amortization of VOBA	8.1	14.3	22.4
Policy benefits (net of reinsurance recoveries)	69.0	36.3	105.3
Income tax expense (benefit)	(9.3)	4.6	(4.7)
Net income	(0.7)	14.4	13.7

2014
Net revenues (a)	$91.4	$75.3	$166.7
Amortization of VOBA	0.9	9.9	10.8
Policy benefits (net of reinsurance recoveries)	38.9	39.0	77.9
Income tax expense (benefit)	(2.8)	8.2	5.4
Net income	19.2	14.3	33.5

2013
Net revenues (a)	$(96.2)	$73.6	$(22.6)
Amortization of VOBA	-	4.8	4.8
Policy benefits (net of reinsurance recoveries)	6.4	40.5	46.9
Income tax expense	62.4	14.0	76.4
Net Income (loss)	(224.4)	10.1	(214.3)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2015, 2014, or 2013.

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

Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying the Company’s accounting policies (See Note 1 of the Financial Statements for a description of the critical accounting estimates and judgments). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of DAC or to increased unrealized losses on fixed income investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.

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

The table below shows the interest rates at the end of the last five years:

	2015	2014	2013	2012	2011
3-Month US Libor	0.61%	0.26%	0.25%	0.31%	0.58%
10-Year US Treasury	2.27%	2.17%	3.04%	1.78%	1.89%

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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2015
Shift Up of 100 Basis Points	$(14.9)	$(75.6)
Shift Down of 100 Basis Points	$14.9	$79.2

2014
Shift Up of 100 Basis Points	$(9.9)	$(78.6)
Shift Down of 100 Basis Points	$6.4	$76.7

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

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	2015	2014	2013	2012	2011
S&P 500	2,044	2,059	1,848	1,426	1,258
NASDAQ	5,007	4,736	4,177	3,020	2,605
DOW	17,425	17,823	16,577	13,104	12,218

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

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2015	2014
Equity Increase of 10%	$1.9	$(23.6)
Equity Increase of 20%	$3.4	$(53.2)

Equity Decrease of 10%	$11.6	$16.2
Equity Decrease of 20%	$9.5	$27.4

The selection of a 10% and 20% change in the equity markets should not be construed as a prediction of future market events, but rather as an illustration of the potential impact of such an event. The Company’s exposure can change as a result of changes in the Company’s mix of business. The change in equity increase shocks of 10% and 20% are driven by changes to the macro hedge program and reserve changes driven by higher net amount at risk that had a positive estimated impact on net income.

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2015. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of sales transactions of investments required to meet the higher cash outflow from lapses or deaths are reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2015	2014
20% Increase in Lapse Rates	$(1.1)	$(1.5)
20% Decrease in Lapse Rates	$2.4	$2.0

10% Increase in Mortality Rates	$(3.6)	$(4.7)
10% Decrease in Mortality Rates	$5.0	$5.1

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The term “disclosure controls and procedures” (defined in the Securities Exchange Act of 1934 Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by TALIC in the reports that it files or submits under the Exchange Act is accumulated and communicated to TALIC’s management, including TALIC’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. TALIC’s management, with the participation of the President and Chief Financial Officer, has evaluated the effectiveness of TALIC’s disclosure controls and procedures as of December 31, 2015, the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, TALIC’s President and Chief Financial Officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

The term “internal control over financial reporting” (defined in Exchange Act Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

TALIC’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. TALIC’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of TALIC’s internal control over financial reporting as of December 31, 2015 based on the criteria related to internal control over financial reporting described in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, TALIC’s management concluded that TALIC’s internal control over financial reporting was effective as of December 31, 2015.

This annual report does not include an attestation report of TALIC’s registered public accounting firm regarding internal control over financial reporting because TALIC is a non-accelerated filer.

Remediation of prior material weakness in internal control over financial reporting

TALIC’s management previously identified and disclosed a material weakness in internal control over financial reporting relating to ineffective controls surrounding the evaluation and review related to non-routine technical tax accounting matters, especially with regard to valuation allowances on deferred tax assets. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

TALIC’s management has completed remediation of the above material weakness. The remediation efforts implemented include the following:

•

Consistent execution of processes, procedures and controls over accounting for the deferred tax valuation allowance to provide oversight and evaluation of income tax matters prior to the issuance of the financial statements; and

•

Consistent execution of the controls to identify, research, evaluate and review the appropriate accounting related to non-routine technical tax accounting matters, especially with regard to valuation allowances on deferred tax assets.

Based upon the actions taken and the testing and evaluation of the effectiveness of the controls, TALIC’s management has concluded the material weakness in the Company’s controls over the review related to non-routine technical tax accounting matters no longer exists as of December 31, 2015. The status of the remediation was reviewed with the Audit Committee who was advised of the remediation efforts and the conclusion reached by TALIC’s management.

Changes in internal control over financial reporting

The remediation of the prior material weakness in internal control over financial reporting described above was a change in TALIC’s internal control over financial reporting as of the fiscal quarter ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, TALIC’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Information called for by items 10 through 13 of this part is omitted pursuant to General Instruction I. of Form 10-K.

Item 14. Principal Account Fees and Services

Fees Paid to the Registrant’s Independent Auditor

The aggregate fees for professional services rendered by Pricewaterhouse Coopers LLP (“PwC”) for the audit of TALIC’s Financial Statements in 2015 and 2014:

	2015	2014
Audit (a)	$946,335	$700,000

Other than the audit fees reflected in the table above, TALIC did not pay PwC for any other services.

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

Audit Committee Pre-approval Policies and Procedures

TALIC’s Audit Committee is responsible for, among other matters, the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).

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

During 2015, all services provided to TALIC by PwC were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Independent Registered Public Accounting Firm Report dated April 14, 2016 (Pricewaterhouse Coopers L.L.P.).

b.	Independent Registered Public Accounting Firm Report dated March 27, 2014 and April 15, 2015 (Ernst & Young L.L.P.).

c.	Balance Sheets at December 31, 2015 and 2014.

d.	Statements of Income for the Years Ended December 31, 2015, 2014 and 2013.

e.	Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013.

f.	Statements of Stockholder’s Equity for the Years Ended December 31, 2015, 2014 and 2013.

g.	Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013.

h.	Notes to Financial Statements for the Years Ended December 31, 2015, 2014 and 2013.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

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

10.6

Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30,1992.)

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

23.1	Written consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm, is filed herewith.

23.2	Written consent of Ernst & Young, LLP, independent registered public accounting firm, is filed herewith.

24.1	Powers of Attorney for Blake S. Bostwick, Michiel van Katwijk, Mark W. Mullin, Katherine A. Schulze, Jay Orlandi and David Schulz are filed herewith.

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d- 14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

Management Report on Internal Control over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TALIC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

[PricewaterhouseCoopers LLP]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

Transamerica Advisors Life Insurance Company

In our opinion, the accompanying balance sheets and the related statements of income, comprehensive income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

April 14, 2016

[Ernst & Young, LLP]

Report of Independent Registered Public Accounting Firm

The Board of Directors

Transamerica Advisors Life Insurance Company

We have audited the accompanying statement of income, comprehensive income, stockholder’s equity and cash flows of Transamerica Advisors Life Insurance Company for the year ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, Transamerica Advisors Life Insurance Company results of operations and cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young, LLP

Des Moines, Iowa

March 27, 2014, except for the impact of a previously described income tax restatement with respect to which the date is April 15, 2015

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2015	2014
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2015 - $1,570,693; 2014 - $1,705,721)	$1,665,337	$1,867,913
Equity available-for-sale securities, at estimated fair value (cost: 2015 - $33,777; 2014 - $33,928)	34,667	35,958
Limited partnerships	63,489	64,518
Mortgage loans on real estate	92,914	66,667
Policy loans	661,466	681,071
Derivative assets	10,893	1,055

Total investments	2,528,766	2,717,182

Cash and cash equivalents	236,482	235,034
Accrued investment income	34,481	37,648
Deferred policy acquisition costs	37,500	41,127
Deferred sales inducements	8,517	9,351
Value of business acquired	259,493	268,079
Goodwill	2,800	2,800
Income tax asset	1,512	1,061
Reinsurance receivables - net	68	-
Affiliated short-term note receivable	25,000	-
Receivable for investments sold - net	777	807
Other assets	28,448	25,044
Recoverable of ceded GMIB embedded derivatives, at fair value	61,426	60,573
Separate Accounts assets	5,940,665	6,771,369

Total Assets	$9,165,935	$10,170,075

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	December 31,
(dollars in thousands, except share data)	2015	2014
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,154,871	$1,207,763
Future policy benefits	518,911	485,832
Claims and claims settlement expenses	32,410	28,939

Total policyholder liabilities and accruals	1,706,192	1,722,534

Payables for collateral under securities loaned,reverse repurchase agreements and derivatives	194,537	265,880
Checks not yet presented for payment	9,918	13,576
Derivative liabilities	13,075	18,744
Income tax liability	2,086	6,170
Affiliated payables - net	2,875	5,491
Reinsurance payables - net	-	49
Other liabilities	5,086	4,260
Separate Accounts liabilities	5,940,665	6,771,369

Total Liabilities	7,874,434	8,808,073

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares;issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,514,157	1,545,665
Accumulated other comprehensive income, net of taxes	56,591	109,242
Retained deficit	(281,747)	(295,405)

Total Stockholder’s Equity	1,291,501	1,362,002

Total Liabilities and Stockholder’s Equity	$9,165,935	$10,170,075

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013
Revenues
Policy charge revenue	$166,746	$177,913	$177,037
Net investment income	112,184	116,938	121,133
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	(387)
Portion of other-than-temporary impairments previously recognized in other comprehensive income	(1,873)	(104)	(321)

Net other-than-temporary impairment losses on securities recognized in income	(1,873)	(104)	(708)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	3,563	2,732	(3,787)

Net realized investment gains (losses)	1,690	2,628	(4,495)

Net derivative losses	(37,457)	(76,153)	(259,900)

Total Revenues	243,163	221,326	33,775

Benefits and Expenses
Interest credited to policyholder liabilities	54,914	54,599	56,342
Policy benefits (net of reinsurance recoveries: 2015 - $2,321; 2014 - $4,403; 2013 - $10,562 )	105,246	77,877	46,872
Amortization (accretion) of deferred policy acquisition costs	3,783	(6,068)	12,941
Amortization of value of business acquired	22,364	10,840	4,770
Insurance expenses and taxes	47,916	45,121	50,786

Total Benefits and Expenses	234,223	182,369	171,711

Income (Loss) Before Taxes	8,940	38,957	(137,936)

Income Tax Expense (Benefit)	(4,718)	5,424	76,366

Net Income (Loss)	$13,658	$33,533	$(214,302)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013

Net Income (Loss)	$13,658	$33,533	$(214,302)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(69,336)	72,391	(101,760)
Reclassification adjustment for (gains) losses included in net income (loss)	(484)	281	(23,204)

	(69,820)	72,672	(124,964)

Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	1,807	(278)	1,756
Reclassification adjustment for losses included in net income (loss)	99	761	57

	1,906	483	1,813

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(741)	2,805	588
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	1,873	104	356

	1,132	2,909	944

Adjustments
Policyholder liabilities	-	-	12,912
Value of business acquired	14,131	(6,525)	20,392
Deferred income taxes	-	-	31,896

	14,131	(6,525)	65,200

Total other comprehensive income (loss), net of taxes	(52,651)	69,539	(57,007)

Comprehensive Income (Loss)	$(38,993)	$103,072	$(271,309)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,545,665	$1,366,636	$1,366,636
Capital contributions from AEGON USA, LLC	68,492	179,029	-
Return of capital to AEGON USA, LLC	(100,000)	-	-

Balance at end of period	$1,514,157	$1,545,665	$1,366,636

Accumulated Other Comprehensive Income
Balance at beginning of year	$109,242	$39,703	$96,710
Total other comprehensive income (loss), net of taxes	(52,651)	69,539	(57,007)

Balance at end of year	$56,591	$109,242	$39,703

Retained Deficit
Balance at beginning of year	$(295,405)	$(228,938)	$(14,636)
Net income (loss)	13,658	33,533	(214,302)
Cash dividend paid to AEGON USA, LLC	-	(100,000)	-

Balance at end of year	$(281,747)	$(295,405)	$(228,938)

Total Stockholder’s Equity	$1,291,501	$1,362,002	$1,179,901

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$13,658	$33,533	$(214,302)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	3,627	(6,258)	12,519
Change in deferred sales inducements	834	(1,807)	2,460
Change in value of business acquired	22,364	10,840	4,770
Change in benefit reserves, net of change in ceded reinsurance recoverable	43,176	14,221	(20,714)
Change in income tax asset and liability, net	(4,535)	6,143	84,720
Change in claims and claims settlement expenses	3,471	651	(12,050)
Change in other operating assets and liabilities, net	(2,124)	4,269	(4,165)
Change in checks not yet presented for payment	(3,658)	5,496	1,539
Amortization of investments	3,046	1,836	2,697
Interest credited to policyholder liabilities	54,914	54,599	56,342
Net derivative losses	37,457	76,153	259,900
Net realized investment (gains) losses	(1,690)	(2,628)	4,495

Net cash and cash equivalents provided by operating activities	170,540	197,048	178,211

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	231,374	108,086	759,249
Maturities of available-for-sale securities and mortgage loans	351,597	273,144	285,378
Purchases of available-for-sale securities and mortgage loans	(475,044)	(476,897)	(917,337)
Sales of limited partnerships	252	962	1,351
Purchases of limited partnerships	-	(60,000)	-
Change in affiliated short-term note receivable	(25,000)	-	-
Cash received in connection with derivatives	76,494	18,828	76,288
Cash paid in connection with derivatives	(135,918)	(119,059)	(303,826)
Policy loans on insurance contracts, net	19,606	29,015	42,350
Net settlement on futures contracts	(3,030)	(7,819)	8,052
Other	778	(436)	153

Net cash and cash equivalents provided by (used in) investing activities	$41,109	$(234,176)	$(48,342)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$15,578	$14,734	$26,595
Policyholder withdrawals	(134,335)	(128,712)	(175,979)
Capital contributions from AEGON USA, LLC	68,492	179,029	-
Return of capital to AEGON USA, LLC	(100,000)	-	-
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	(59,936)	5,374	17,856
Dividend cash paid to AEGON USA, LLC	-	(100,000)	-

Net cash and cash equivalents used in financing activities	(210,201)	(29,575)	(131,528)

Net increase (decrease) in cash and cash equivalents (a)	1,448	(66,703)	(1,659)
Cash and cash equivalents, beginning of year	235,034	301,737	303,396

Cash and cash equivalents, end of year	$236,482	$235,034	$301,737

(a)	Included in net increase (decrease) in cash and cash equivalents is interest paid (2015 - $15; 2014 - $5; 2013 - $ 4); and income taxes paid ( 2015 - $0; 2014 - $0; 2013 - $136)

See Notes to Financial Statement

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS

(Dollars in Thousands)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of Transamerica Corporation which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was formerly a wholly owned subsidiary of AEGON USA, LLC which merged into Transamerica Corporation effective December 31, 2015. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.

The Company is a life insurance company, who conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. As of November 22, 2015, the Company no longer issues CDAs to new investors. Existing certificate owners of the CDA will not be affected and may continue to make subsequent contributions, as permitted by the terms of the CDA.

Basis of Reporting

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The significant accounting policies and related judgments underlying the accompanying financial statements are summarized below.

Income before taxes and net income for the year ended December 31, 2015 reflects a net increase of $3,400 reflecting prior period errors corrected during the year. These include three items that relate to the Company’s model validation initiatives: 1) a $3,700 correction relating to incorrect fee assumptions for revenue sharing, investment management, and fund facilitation fees for variable deferred annuity separate account funds reserve models; 2) a $300 correction relating to variable deferred annuity liabilities specifically implementation issues with Guaranteed Life Withdraw Benefits (“GLWB”) assumptions and incorrect inputs of a GLWB ratchet feature; and 3) an ($800) correction of an error identified in the implementation of the guaranteed minimum death benefit (“GMDB”) lapse assumption which applies to policies without Living Benefit Rider. In addition, a $200 correction was made to ceded reserves for the incorrect assumption that all treaties were monthly renewable term (MRT) when some treaties were actually yearly renewable term (YRT). Management has evaluated the errors and related corrections and concluded they were not material to any previously reported quarterly or annual financial statements or to the current year.

Certain corrections have been made to prior period financial statements. In the Statements of Other Comprehensive Income, unrealized losses of $5,818 and $1,888 for the year ended December 31, 2014 and 2013, respectively, were reclassified from “Change in previously recognized unrealized other-than-temporary impairments” to “Net unrealized holding gains arising during the period”. On the Statements of Income, “Reinsurance premium ceded” of $5,384 and $8,559 for the years ended December 31, 2014 and 2013, respectively, have been reclassified to “Policy charge revenue”. In the Balance Sheets, Income taxes, net has been reclassified into new financial statement line items titled “Income tax asset” and “Income tax liability” for $1,061 and $6,170, respectively, at December 31, 2014. In the Balance Sheets, reinsurance on guaranteed minimum income benefit riders (“GMIB reinsurance”), has been reclassified from “Future policy benefits” into a new financial statement line items titled “Recoverable of ceded GMIB embedded derivatives, at fair value” for $60,573, at December 31, 2014. There was no effect on net income, total other comprehensive income or stockholder’s equity of the prior period. Management has evaluated the errors and related corrections and concluded that they were not material to any previously reported quarterly or annual financial statements.

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

Investments

Fixed maturity and equity securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) which are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy that dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports that highlight significant price changes, stale prices or un-priced securities. Additionally, the Company performs back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. Monthly, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market, as well as by comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation was 2% of the fair value at December 31, 2015 and 2014, respectively.

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

Changes in the fair value of fixed maturity and equity securities deemed to be AFS securities are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.

Other-than-temporary impairments (“OTTI”)

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and review of information obtained from external sources (i.e., company announcements, ratings agency announcements, or news wire releases). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, 1) certain credit-related events such as default of principal or interest payments by the issuer, 2) bankruptcy of issuer, 3) certain security restructurings, and iv) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available. For equity securities, once management determines a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either 1) has the intent to sell the debt security or 2) is more likely than not to be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non credit portion). The credit loss is recognized in earnings and the non credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non credit OTTI was previously recognized in OCI in OCI-OTTI.

Limited partnerships

At December 31, 2015 and 2014, the Company had investments in two limited partnerships that were not publicly traded. Both partnerships are carried at estimated fair value determined for which one is derived from management’s review of the underlying financial statements that were prepared on a GAAP basis and the other from which management is able to determine that observable market inputs have been used. The valuation utilizing the underlying financial statements is on a one quarter lag.

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

Policy loans

Policy loans on insurance contracts are stated at unpaid principal balances. Due to the collateralized nature of policy loans, the Company believes that the fair value of policy loans approximates book value. Policy loans are funds provided to policy holders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. Policy loans have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy.

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

To qualify for hedge accounting, the hedge relationship is designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge (which includes the item and risk that is being hedged), the derivative that is being used and how hedge effectiveness is being assessed. For hedge accounting purposes, a distinction is made between fair value hedges, cash flow hedges and hedges of a net investment in a foreign operation. Currently and during the periods covered by the accompanying financial statements, the Company only has had cash flow hedges.

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

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of pools of mortgage-backed securities (“MBS”) and sells them to counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month later. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included in the balance sheets in payables for collateral under securities loaned, reverse repurchase agreements, and derivatives. There is a risk that the MBS pools will not be delivered by the counterparty upon the maturity of the repurchase agreement. However, this risk is considered to be very low as the U.S. MBS market is well-established, deep, and liquid for securities that the counterparty can utilize to source pools required to satisfy its obligation. Counterparties for MBS pools must pass internal credit underwriting standards prior to initiating repurchase agreement transactions. In addition, each month the value of the cash collateral is reset based on the change in the fair value of the MBS, thereby minimizing the amount of counterparty exposure.

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”) and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The long-term growth rate assumption for the amortization of VOBA was 8% at December 31, 2015 and 2014.

For acquired annuity and variable life insurance contracts, VOBA is amortized in proportion to estimated gross profits arising principally from investment margins, mortality and expense margins, rider margins, and surrender charges, based on historical and anticipated future experience, which is updated periodically. Revisions in estimates result in changes to the amounts amortized in the reporting period in which the revisions are made and could result in the impairment of the asset and a charge to income if estimated future gross profits are less than the unamortized balance. See Note 4 to the financial statements for further discussion.

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for the group of acquired contracts. DAC are subject to recoverability testing at the time of the policy issuance and loss recognition testing at the end of each reporting period.

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. The long-term equity growth rate assumption for the amortization of DAC was 8% at December 31, 2015 and 2014. Future gross profit estimates are subject to periodic evaluation with necessary revisions applied against amortization to date. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. Changes in assumptions can have a significant impact on the amount of DAC reported and the related amortization patterns. In general, increases in the estimated Separate Accounts return and decreases in surrender or mortality assumptions increase the expected future profitability of the underlying business and may lower the rate of DAC amortization. Conversely, decreases in the estimated Separate Accounts returns and increases in surrender or mortality assumptions reduce the expected future profitability of the underlying business and may increase the rate of DAC amortization.

At December 31, 2015 and 2014, variable annuities accounted for the Company’s entire DAC asset. See Note 4 to the Financial Statements for further discussion.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus that increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. The long-term equity growth rate assumption for the amortization of DSI was 8% at December 31, 2015 and 2014. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of these revisions on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking”. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At December 31, 2015 and 2014, variable annuities accounted for the Company’s entire DSI asset. See Note 4 to the Financial Statements for further discussion.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted at least annually. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the “reporting unit” level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. The entire asset amount has been allocated to annuities. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed annual tests of goodwill at December 31, 2015, 2014, and 2013 and determined there was no impairment of goodwill because the fair value of the goodwill was substantially in excess of its carrying amount.

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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life insurance contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Income. Mortality, guaranteed benefit fees, policy administration, maintenance, and withdrawal charges associated with Separate Accounts products are included in policy charge revenue in the Statements of Income.

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

	2015	2014
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	0.25% - 4.90%	0.25% - 4.90%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 0.01% to 8.8% during 2015 and 2014. See Note 5 to the Financial Statements for further discussion.

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

Subsequent Events

The financial statements are adjusted to reflect events that occurred between the balance sheet date and the date when the financial statements are issued, provided they give evidence of conditions that existed at the balance sheet date. No subsequent events have been identified through April 14, 2016.

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

Future Accounting Guidance

ASC 825, Financial Instruments – Overall

In January 2016, FASB issued ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For the Company, the amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With certain exceptions, early adoption is not permitted. The amendments in this guidance are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for those related to equity securities without readily determinable fair values (including disclosure requirements) which are to be applied prospectively to equity investments that exist as of the date of adoption of the update. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial statements and disclosures.

ASC 740, Income Taxes

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. This ASU simplifies current guidance which requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. The amendments in this ASU are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of ASU 2015-17 will have no impact on the Company’s disclosures.

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

ASC 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606. The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. In August 2015, FASB issued ASU 2015-14, Deferral of the Effective Date that defers the effective date of ASU 2014-09 by one year. As a result, TALIC will apply the ASU beginning in 2018, using either of two methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. Early application of ASU 2014-09 is permitted, but not before interim and annual reporting periods beginning after December 15, 2017. The Company has not yet selected a transition method and is evaluating the impact that adoption of this update will have on the Company’s financial position and results of operation.

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

The Company recognizes transfers between levels at the beginning of the quarter.

The following table presents the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,016,792	$-	$1,016,792
Asset-backed securities	-	115,988	6,666	122,654
Commercial mortgage-backed securities	-	71,683	-	71,683
Residential mortgage-backed securities	-	59,265	-	59,265
Municipals	-	807	-	807
Government and government agencies
United States	386,288	-	-	386,288
Foreign	1,499	6,349	-	7,848

Total fixed maturity AFS securities (a)	387,787	1,270,884	6,666	1,665,337
Equity securities (a)
Banking securities	-	28,673	-	28,673
Industrial securities	-	5,994	-	5,994

Total equity securities (a)	-	34,667	-	34,667
Cash equivalents (b)	-	234,500	-	234,500
Derivative assets (c)	-	10,893	-	10,893
Limited partnerships (d)	-	61,373	2,116	63,489
Recoverable of ceded GMIB embedded derivatives (e)	-	-	61,426	61,426
Separate Accounts assets (f)	5,940,665	-	-	5,940,665

Total assets	$6,328,452	$1,612,317	$70,208	$8,010,977

Liabilities
Future policy benefits (embedded derivatives only) (g)	$-	$-	$61,129	$61,129
Derivative liabilities (c)	-	13,075	-	13,075

Total liabilities	$-	$13,075	$61,129	$74,204

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,177,409	$-	$1,177,409
Asset-backed securities	-	124,686	8,474	133,160
Commercial mortgage-backed securities	-	100,801	-	100,801
Residential mortgage-backed securities	-	45,447	-	45,447
Municipals	-	800	-	800
Government and government agencies
United States	400,251	-	-	400,251
Foreign	3,564	6,481	-	10,045

Total fixed maturity AFS securities (a)	403,815	1,455,624	8,474	1,867,913
Equity securities (a)
Banking securities	-	29,702	-	29,702
Industrial securities	-	6,256	-	6,256

Total equity securities (a)	-	35,958	-	35,958
Cash equivalents (b)	-	232,509	-	232,509
Derivative assets (c)	-	1,055	-	1,055
Limited partnerships (d)	-	60,432	4,086	64,518
Recoverable of ceded GMIB embedded derivatives (e)	-	-	60,573	60,573
Separate Accounts assets (f)	6,771,369	-	-	6,771,369

Total assets	$7,175,184	$1,785,578	$73,133	$9,033,895

Liabilities
Future policy benefits (embedded derivatives only) (g)	$-	$-	$61,206	$61,206
Derivative liabilities (c)	-	18,744	-	18,744

Total liabilities	$-	$18,744	$61,206	$79,950

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At December 31, 2015 there were no fixed maturity AFS securities valued using internal models. At December 31, 2014, less than 0.5% of fixed maturity AFS securities were valued using internal models.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the above table.
(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, and credit default swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of interest rate swaps is calculated based on the change in the underlying floating rate curve (LIBOR) at the reporting date, as compared to the fixed leg of the swap. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date from the last reset date, multiplied by the notional value of the swap. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard and Poor’s 500 Composite Stock Price Index (“S&P”) at maturity to the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default which is modeled using an arbitrage free credit spread model.

(d)

Limited partnership investments in which management is able to determine that observable market inputs have been used and can be redeemed at the net asset value in 90 days or less are considered Level 2. The Company has an investment in a limited partnership for which the fair value is derived from management’s review of the financial information obtained from the private equity fund prepared on a GAAP basis and is considered a Level 3 measurement. The valuation utilizing these financial statements is on a one quarter lag.

(e)	GMIB reinsurance is treated as embedded derivatives and is reported as recoverable of ceded GMIB embedded derivatives, at fair value in Balance Sheets.
(f)	Separate Accounts assets are carried at the net asset value provided by the fund managers.
(g)

The Company issued contracts containing guaranteed minimum withdrawal benefit riders (“GMWB”) and obtained GMIB reinsurance. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. In addition, the Company issues SALB contracts which are required to be reported at fair value. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since many of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

During 2015 and 2014, there were no transfers between level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at December 31, 2015 and 2014:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014
	Limited Partnership	Fixed Maturity AFS Securities	Limited Partnership	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$4,086	$8,474	$5,044	$6,428
Change in unrealized losses (b)	-	(376)	-	(72)
Purchases	-	1,999	-	-
Sales	(252)	(126)	(962)	(30)
Transfers into Level 3	-	2,049	-	3,744
Transfers out of Level 3	-	(5,354)	-	(1,596)
Changes in valuation (c)	(1,718)	-	4	-

Balance at end of period (a)	$2,116	$6,666	$4,086	$8,474

(a)	Recorded as a component of limited partnerships and fixed maturity AFS in the Balance Sheets.
(b)	Recorded as a component of Other Comprehensive Income (Loss) in net unrealized holding gains (Losses) on AFS securities arising during the period.
(c)	Recorded as a component of net investment income in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at December 31, 2015 was due to two securities transferring from Level 3 to Level 2 due to the availability of market observable data. The decrease was partially offset by a purchase of a Level 3 security and the transfer of a security from Level 2 to Level 3 due to the unavailability of market observable data. The increase in Level 3 fixed maturity AFS securities at December 31, 2014 was due to a security transferring from Level 2 to Level 3 due to the unavailability of market observable data. The increase was partially offset by a security transferring from Level 3 to Level 2 due to the availability of market observable data.

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

The expected returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 40 basis points (“bps”) and 30 bps at December 31, 2015 and 2014, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases, therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.2% and 24.3% at December 31, 2015 and 2014, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2015 and 2014:

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (a)	$60,702	$(60,573)	$504	$21,776	$(39,345)	$41
Changes in interest rates (b)	(1,890)	979	-	30,760	(26,759)	-
Changes in equity markets (b)	9,182	(1,976)	7	762	2,330	463
Other (b)	(7,376)	144	-	7,404	3,201	-

Balance at end of period (a)	$60,618	$(61,426)	$511	$60,702	$(60,573)	$504

(a)

GMWB and SALB are recorded as a component of future policy benefits in the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embeded derivatives, at fair value in the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income.

During 2015, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by lower than expected equity market performance and updated policy holder behavior assumptions. During 2014, the change in the fair value GMWB and GMIB reinsurance guarantees was primarily driven by declining interest rates and updated policyholder behavior assumptions. During 2015 and 2014, the change in the SALB reserve was due to an increase in fees collected.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at December 31, 2015 and 2014:

Description	December 31, 2015 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$6,666	Broker	See comment below (a)	See comment below (a)

Total fixed maturity securities	6,666
Limited partnership	2,116	Not applicable (a)	Not applicable (b)	Not applicable (b)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	61,426	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%

Total assets	$70,208

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,618	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%
Future policy benefits - SALB	511	See comment below (b)	See comment below (b)	See comment below (b)

Total liabilities	$61,129

Description	December 31, 2014 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$8,474	Broker	See comment below (a)	See comment below (a)

Total fixed maturity securities	8,474
Limited partnership	4,086	Not applicable (b)	Not applicable (b)	Not applicable (b)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	60,573	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%

Total assets	$73,133

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,702	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25%
Future policy benefits - SALB	504	See comment below (c)	See comment below (c)	See comment below (c)

Total liabilities	$61,206

(a)

The Company has obtained non-binding broker quotes that cannot be corroborated by market observable data, to assist in determining fair value of the level 3 asset-back securities. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and an asset specialist review of the broker price.

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

(c)	The SALB is a product with fewer than 150 policies. Due to the small size of this block the liability was determined based on fees earned.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at December 31, 2015 and 2014:

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$92,923	$92,923
Policy loans (b)	-	661,466	-	661,466

Total assets	$-	$661,466	$92,923	$754,389

	December 31, 2014
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$71,433	$71,433
Policy loans (b)	-	681,071	-	681,071

Total assets	$-	$681,071	$71,433	$752,504

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The fair value of policy loans approximates book value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost and estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2015 and 2014 were:

	December 31, 2015
	Amortized Cost/Cost	Gross Unrealized		Estimated	OTTI in AOCI(a)
		Gains	Losses	Fair Value
Fixed maturity AFS securities
Corporate securities	$977,900	$57,648	$(18,756)	$1,016,792	$-
Asset-backed securities	118,993	4,140	(479)	122,654	(42)
Commercial mortgage-backed securities	70,083	1,904	(304)	71,683	-
Residential mortgage-backed securities	56,527	2,819	(81)	59,265	-
Municipals	913	-	(106)	807	-
Government and government agencies
United States	339,686	46,634	(32)	386,288	-
Foreign	6,591	1,257	-	7,848	-

Total fixed maturity AFS securities	$1,570,693	$114,402	$(19,758)	$1,665,337	$(42)

Equity securities
Banking securities	$27,986	$1,769	$(1,082)	$28,673	$-
Industrial securities	5,791	203	-	5,994	-

Total equity securities	$33,777	$1,972	$(1,082)	$34,667	$-

	December 31, 2014
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI(a)
Fixed maturity AFS securities
Corporate securities	$1,095,082	$89,852	$(7,525)	$1,177,409	$-
Asset-backed securities	127,803	5,743	(386)	133,160	(97)
Commercial mortgage-backed securities	96,594	4,341	(134)	100,801	-
Residential mortgage-backed securities	42,205	3,244	(2)	45,447	-
Municipals	916	-	(116)	800	-
Government and government agencies
United States	334,448	65,805	(2)	400,251	-
Foreign	8,673	1,372	-	10,045	-

Total fixed maturity AFS securities	$1,705,721	$170,357	$(8,165)	$1,867,913	$(97)

Equity securities
Banking securities	$28,137	$2,135	$(570)	$29,702	$-
Industrial securities	5,791	465	-	6,256	-

Total equity securities	$33,928	$2,600	$(570)	$35,958	$-

(a)	Represents OTTI in AOCI, which were not included in earnings. Amount excludes $2,515 and $3,202 of unrealized gains at December 31, 2015 and 2014, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2015 and 2014 were:

	December 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,467,677	$1,565,053	$1,615,944	$1,776,153
Below investment grade	103,016	100,284	89,777	91,760

Total fixed maturity AFS securities	$1,570,693	$1,665,337	$1,705,721	$1,867,913

At December 31, 2015 and 2014, the estimated fair value of fixed maturity securities rated BBB- was $79,958 and $107,865, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2015 and 2014 by contractual maturities were:

	December 31, 2015		December 31, 2014
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$64,114	$65,086	$61,405	$62,356
Due after one year through five years	564,707	599,965	480,098	514,063
Due after five years through ten years	230,858	230,815	453,522	481,957
Due after ten years	465,410	515,868	444,094	530,129

	1,325,089	1,411,734	1,439,119	1,588,505
Mortgage-backed securities and other asset-backed securities	245,604	253,603	266,602	279,408

Total fixed maturity AFS securities	$1,570,693	$1,665,337	$1,705,721	$1,867,913

In the preceding table fixed maturity securities not due at a single maturity date, have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $14,629 and $20,484 that were deposited with insurance regulatory authorities at December 31, 2015 and 2014, respectively.

Unrealized Gains (Losses) on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (loss), net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$130,718	$139,846	$(9,128)
Asset-backed securities	59,051	59,312	(261)
Commercial mortgage-backed securities	17,185	17,450	(265)
Residential mortgage-backed securities	3,896	3,966	(70)
Government and government agencies - United States	18,484	18,516	(32)

Total fixed maturity and equity securities	229,334	239,090	(9,756)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	27,872	30,597	(2,725)
Asset-backed securities	455	463	(8)
Commercial mortgage-backed securities	988	1,028	(40)
Residential mortgage-backed securities	1,020	1,030	(10)

Total fixed maturity and equity securities	30,335	33,118	(2,783)

Greater than one year
Fixed maturity AFS securities
Corporate securities	8,628	15,531	(6,903)
Asset-backed securities	4,788	4,999	(211)
Residential mortgage-backed securities	39	40	(1)
Municipals	808	912	(104)
Equity securities - banking securities	9,214	10,296	(1,082)

Total fixed maturity and equity securities	23,477	31,778	(8,301)

Total fixed maturity and equity securities	$283,146	$303,986	$(20,840)

	December 31, 2014
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$60,583	$64,799	$(4,216)
Asset-backed securities	70,078	70,188	(110)
Commercial mortgage-backed securities	528	529	(1)
Government and government agencies - United States	9,310	9,312	(2)
Equity securities - banking securities	8,050	8,500	(450)

Total fixed maturity and equity securities	148,549	153,328	(4,779)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	3,363	3,783	(420)
Residential mortgage-backed securities	9	9	-

Total fixed maturity and equity securities	3,372	3,792	(420)

Greater than one year
Fixed maturity AFS securities
Corporate securities	44,656	47,545	(2,889)
Asset-backed securities	6,721	6,997	(276)
Commercial mortgage-backed securities	8,504	8,637	(133)
Residential mortgage-backed securities	59	61	(2)
Municipals	800	916	(116)
Equity securities - banking securities	1,676	1,796	(120)

Total fixed maturity and equity securities	62,416	65,952	(3,536)

Total fixed maturity and equity securities	$214,337	$223,072	$(8,735)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 133 and 95 at December 31, 2015 and 2014, respectively.

There were five securities in a continuous unrealized loss position where fair value had declined below amortized cost by more than 20% at December 31, 2015. The securities had an estimated fair value of $11,372 with an unrealized loss of ($4,052). There were four securities in a continuous unrealized loss position where the fair value had declined below amortized cost by more than 40% at December 31, 2015. The securities had an estimated fair value of $5,357 with an unrealized loss of ($7,279). There were two securities in a continuous unrealized loss position where fair value had declined below amortized cost by more than 20% at December 31, 2014. The securities had an estimated fair value of $3,221 with an unrealized loss of ($2,665).

Unrealized gains (losses) incurred during the years ended December 31, 2015 and 2014 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
Assets
Fixed maturity securities	$94,644	$162,192
Equity securities	890	2,030
Cash flow hedges	4,202	2,296
Value of business acquired	(21,812)	(35,943)

	77,924	130,575

Liabilities
Income taxes - deferred	(21,333)	(21,333)

	(21,333)	(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$56,591	$109,242

The Company records certain adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available for sale. The Company adjusts a portion of these liabilities as if the unrealized holding gains or losses had actually been realized, with corresponding credits or charges reported in accumulated other comprehensive income (loss), net of taxes. At December 31, 2015 and 2014, there were no adjustments to policyholder account balances in conjunction with the unrealized holding gains or losses on investments classified as available-for-sale.

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity, and are included in net realized investment gains (losses), excluding OTTI on securities, in the Statements of Income. There was $335 of prepayment premiums collected for the year ended December 31, 2015. There were no prepayment premiums for the year ended December 31, 2014.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established for the excess carrying value of an impaired loan over its estimated collateral value. In addition to the valuation allowance for specific loans, a general reserve is estimated based on a percent of the outstanding loan balance. The general reserve at December 31, 2015 and 2014 was $78 and $36, respectively. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities, in the Statements of Income. There were no impaired mortgage loans at December 31, 2015 or 2014. The change in the credit loss allowances on mortgage loans by type of property for the years ended at December 31 was as follows:

	December 31,
Commercial	2015	2014
Balance at beginning of period	$36	$27
Provision	42	9

Balance at end of period	$78	$36

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, California, Missouri, Virginia, New Hampshire, Washington, Florida, and Minnesota, which account for approximately 72% of mortgage loans at December 31, 2015.

The credit quality of mortgage loans by type of property at December 31 was as follows:

	December 31,
Commercial	2015	2014
AAA - AA	$31,835	$21,378
A	49,084	45,325
BBB	9,090	-
BBB - BB	2,983	-

Total mortgage loans on real estate	92,992	66,703
Less: reserves	(78)	(36)

Total mortgage loans on real estate, net	$92,914	$66,667

The credit quality for the commercial mortgage loans was determined based on an internal credit rating model which assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, adequate reserves for loan losses have been established to cover those risks.

Securities Lending

The following table provides a summary of the securities under securities lending agreements at December 31:

	December 31,
	2015	2014
Payables for collateral under securities loaned	$194,537	$265,236
Amortized cost of securities out on loan	162,698	215,195
Estimated fair value of securities out on loan	188,689	260,060

Reverse Repurchase Agreements

The following table provides a summary of the securities under reverse repurchase agreements at December 31:

	December 31,
	2015	2014
Payable for reverse repurchase agreements	$-	$644
Amortized cost of securities pledged	-	634
Estimated fair value of securities pledged	-	646

Collateral Maturities of Reverse Repurchase Agreements and Securities LendingTransactions

The following table provides a summary of collateral maturities of reverse repurchase agreements and securities lending transactions at December 31:

	December 31, 2015
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
U.S. Treasury and agency securities	-	-	-
Residential mortgage-backed securities	$-	$-	$-

Total	-	-	-

Securities lending transactions
U.S. Treasury and agency securities	155,586	-	155,586
Corporate securities	19,786	-	19,786
Equity securities - banking	13,317	-	13,317

Total	188,689	-	188,689

Total Borrowings	$188,689	$-	$188,689

Gross amount of recognized liabilities for repurchase agreements and securities lending in balance sheets			$194,537

Derivatives and Hedge Accounting

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB.

S&P futures contracts and interest rate futures contracts are used to hedge the equity risk and interest rate risk, respectively, associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures are recorded in net derivative gains (losses) in the Statements of Income.

The Company uses variance swaps to hedge equity risk. During 2013, the Company also entered into total return swaps that are based on the S&P. The Company recognizes gains (losses) from the change in the fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income.

During the third quarter of 2013, the Company entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation. The Company recognizes hedge ineffectiveness gains (losses) from the difference of the change in fair value of the swap and the change in fair value of the underlying Treasury in net derivative gains (losses) in the Statements of Income.

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

During the fourth quarter of 2015, the Company entered into fixed-to-float and float-to-fixed interest rate swaps in order to hedge the interest rate risk on the underlying liability. The Company holds these contracts at fair market value, and gains (losses) related to changes in fair value are recognized in net derivative gains (losses) in the Statements of Income.

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

The following table presents the notional and fair value for hedging instruments as of December 31, 2015 and 2014:

	Notional		Fair Value
	December 31,		December 31,
Derivative Type	2015	2014	2015	2014
Non-qualifying hedges
Short futures	$47,221	$49,873	$-	$-
Long futures	51,573	-	-	-
Interest rate swaps	192,000	-	(2,228)	-
Variance swaps	675	1,059	(1,525)	(3,243)
Total return swaps	1,315,900	852,910	(1,429)	(17,941)
Options	587,046	-	11,055	-
Credit default swaps	210,000	170,000	65	2,017

Total non-qualifying hedges	2,404,415	1,073,842	5,938	(19,167)

Cash flow hedges
Interest rate swaps	49,884	49,884	3,285	1,478

Total cash flow hedges	49,884	49,884	3,285	1,478

Derivative Total	$2,454,299	$1,123,726	$9,223	$(17,689)

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	December 31,
Derivative Type	2015	2014	2013
Short futures	$(2,002)	$(7,819)	$(33,021)
Long futures	(1,029)	-	41,073
Variance swaps	(2,838)	(5,118)	(6,964)
Total return swaps	(36,481)	(60,439)	26,941
Options (puts and calls)	7,650	-	-
Interest rate swaps	(2,222)	(77)	(84)
Equity Collar	-	-	(287,845)
Credit default swaps	(535)	(2,700)	-

Total	$(37,457)	$(76,153)	$(259,900)

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at December 31, 2015 and 2014:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2015
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2014
Credit default swaps
Corporate debt	$100,000	A	June 2017 - December 2020
Sovereign debt	70,000	A	June 2017 - December 2020

Credit default swaps total	$170,000

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in			Net Realized Gains (Losses) Recognized in
	OCI on Derivative (Effective Portion)			Income on Derivative (Ineffective Portion)
	December 31,			December 31,
	2015	2014	2013	2015	2014	2013
Interest rate swaps	$1,906	$483	$1,813	$5	$(77)	$(84)

Total	$1,906	$483	$1,813	$5	$(77)	$(84)

		Gain (Loss) Reclassified from
		AOCI into Income (Effective Portion)
		December 31,
	Location	2015	2014	2013
Interest rate swaps	Net investment income	$(99)	$(761)	$(57)

Total		$(99)	$(761)	$(57)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of December 31, 2015, the amount of before-tax deferred net losses on derivatives recorded in AOCI that is expected to be reclassified to the Statements of Income during the next twelve months is ($99). This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At December 31, 2015 and 2014, the Company has pledged securities in the amount of $16,439 and $27,862, respectively, to counterparties. At December 31, 2015 the Company held cash collateral received from counter parties in the amount of $11,405. The Company did not hold cash collateral received from counterparties at December 31, 2014.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $4,136 and $3,235 at December 31, 2015 and 2014, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets at December 31, 2015 and 2014:

	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$38,125	$27,232	$10,893	$8,158	$-	$2,735

Total	$38,125	$27,232	$10,893	$8,158	$-	$2,735

	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivatives	$5,467	$4,412	$1,055	$-	$-	$1,055

Total	$5,467	$4,412	$1,055	$-	$-	$1,055

The following tables present the offsetting of derivative liabilities at December 31, 2015 and 2014:

	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$28,902	$15,827	$13,075	$10,847	$-	$2,228

Total	$28,902	$15,827	$13,075	$10,847	$-	$2,228

	December 31, 2014
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Derivatives	$23,156	$4,412	$18,744	$17,637	$-	$1,107

Total	$23,156	$4,412	$18,744	$17,637	$-	$1,107

There were no other financial assets or financial liabilities at December 31, 2015 and 2014 that were subject to offsetting.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

Net investment income	2015	2014	2013
Fixed maturity securities -available-for-sale	$70,495	$72,568	$80,560
Equity securities	2,061	2,091	2,083
Limited partnerships	(778)	436	(153)
Mortgage loans on real estate	4,111	3,100	3,275
Policy loans on insurance contracts	35,435	36,765	38,334
Derivatives	4,631	4,478	1,573
Cash and cash equivalents	649	559	619
Other	234	351	366

Gross investment income	116,838	120,348	126,657
Less investment expenses	(4,654)	(3,410)	(5,524)

Net investment income	$112,184	$116,938	$121,133

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2015	2014	2013
Proceeds	$226,843	$106,257	$756,322
Gross realized investment gains	6,722	4,754	9,598
Gross realized investment losses	(3,119)	(867)	(13,787)

Proceeds on AFS securities sold at a realized loss	74,724	27,987	296,028

Net realized investment gains (losses) for the years ended December 31 were as follows:

	2015	2014	2013
Fixed maturity AFS securities	$1,380	$3,753	$(5,103)
Equity securities	350	30	171
Mortgage loans on real estate	313	(1,997)	(2)
Adjustment related to VOBA	(353)	842	439

Net realized investment gains (losses)	$1,690	$2,628	$(4,495)

In 2015, 2014 and 2013 there were no impaired limited partnerships.

There were no impaired mortgage loans at December 31, 2015. There was one impaired mortgage loan during 2014 that was subsequently sold during 2014 for a ($1,997) realized loss. There were no impaired mortgage loans at December 31, 2013.

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts for the years ended December 31:

	December 31,
	2015	2014
Balance at beginning of period	$(185)	$714
Credit loss impairment recognized in the current period on securities not previously impaired	1,764	-
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	109	104
Accretion of credit loss impairments previously recognized	(859)	(1,003)

Balance at end of period	$829	$(185)

The components of OTTI reflected in the Statements of Income for the years ended December 31 were as follows:

	2015	2014	2013
Gross OTTI losses on securities	$1,873	$104	$743
VOBA	-	-	(35)

Net OTTI losses recognized in income	$1,873	$104	$708

During 2015, the Company impaired its holding of a previously OCI impaired 2006 vintage residential mortgage backed security (“RMBS”), a previously OCI impaired 2007 vintage RMBS and a public non-convertible bond due to adverse changes in cash flows.

During 2014, the Company impaired its holding of a previously OCI impaired 2006 vintage RMBS and a previously OCI impaired 2007 vintage RMBS due to adverse changes in cash flows.

During 2013, the Company had an intent to sell an impaired corporate bond, two previously OCI impaired 2007 vintage RMBS and one 2006 vintage RMBS due to adverse changes in cash flows.

Note 4. VOBA, DAC, and DSI

VOBA

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2015	2014
Balance at beginning of period	$268,079	$284,602
Amortization expense	(22,478)	(17,405)
Unlocking	114	6,565
Adjustment related to realized gains on investments and OTTI	(353)	842
Adjustment related to unrealized (gains) losses	14,131	(6,525)

Balance at end of period	$259,493	$268,079

The decrease in VOBA in 2015 was primarily driven by positive gross profits due to favorable performance of Separate Accounts during the year, which resulted in increased amortization. The decrease was partially offset by an increase in adjustments related to unrealized (gains) losses and OTTI on investments resulting from unrealized losses during the year as compared to 2014 which had unrealized gains.

The estimated future amortization of VOBA from 2016 to 2020 is as follows:

2016	$22,425
2017	21,147
2018	19,721
2019	18,276
2020	17,047

DAC

The change in the carrying amount of DAC for the year ended December 31 was as follows:

	2015	2014
Balance at beginning of period	$41,127	$34,869
Capitalization	156	190
Accretion (amortization)	(2,310)	3,690
Unlocking	(1,473)	2,378

Balance at end of period	$37,500	$41,127

The decrease in DAC in 2015 was primarily driven by amortization from positive gross profits. The increase in DAC in 2014 was driven by negative gross profits from the increase in fair value reserves.

DSI

The change in the carrying amount of DSI for the year ended December 31 was as follows:

	2015	2014
Balance at beginning of period	$9,351	$7,544
Capitalization	22	27
Accretion (amortization)	(521)	917
Unlocking	(335)	863

Balance at end of period	$8,517	$9,351

The decrease in DSI in 2015 was primarily driven by positive gross profits due to favorable performance of Separate Accounts during the year which resulted in increased amortization. The change in unlocking was due to change assumption updates during 2015 when compared to 2014.

Note 5. Variable Contracts Containing Guaranteed Benefits

Variable Annuity Contracts Containing Guaranteed Benefits

Prior to 2009, the Company issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a guaranteed minimum income benefit (“GMIB”) and a GMWB. Information regarding the general characteristics of each guaranteed benefit type is provided below:

•

In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: (1) contract deposits accumulated at a specified interest rate, (2) the contract value on specified contract anniversaries, (3) return of contract deposits, or (4) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2015
Net amount at risk (a)	$839,586	$21,371	$8,912
Average attained age of contract owners	71	66	75
Weighted average period remaining until expected annuitization	N/A	1.7 Years	N/A

2014
Net amount at risk (a)	$717,444	$9,511	$3,861
Average attained age of contract owners	72	66	74
Weighted average period remaining until expected annuitization	N/A	1.7 Years	N/A

(a)

Net amount at risk for GMDB is defined as the current GMDB in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMIB is defined as the present value of the minimum guaranteed annuity payments available to the contract owner in excess of the contract owners’ account balance at the Balance Sheet date. Net amount at risk for GMWB is defined as the difference between the maximum amount payable under the guarantee and the contract owners’ account balance at the Balance Sheet date. The definition for net amount at risk on GMWB was changed to be in compliance with the industry definition. The net amount at risk for GMWB at December 31, 2014 was corrected from $119,712 to $3,861 to reflect this updated definition.

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

The changes in the variable annuity GMDB and GMIB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB
Balance, January 1, 2014	$122,490	$63,804
Guaranteed benefits incurred	29,372	11,655
Guaranteed benefits paid	(27,516)	(1,261)
Unlocking	(12,251)	(4,423)

Balance, December 31, 2014	112,095	69,775
Guaranteed benefits incurred	26,864	11,919
Guaranteed benefits paid	(25,063)	(1,198)
Unlocking	17,482	14,552

Balance, December 31, 2015	$131,378	$95,048

The change in the liability was primarily driven by favorable unlocking do to updated policyholder assumption during 2015 when compared to 2014.

At December 31, contract owners’ account balances by mutual fund class by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2015
GMDB only	$1,313,314	$459,890	$367,161	$125,174	$2,265,539
GMDB and GMIB	831,162	273,085	105,572	169,148	1,378,967
GMDB and GMWB	299,298	117,689	1,876	108,445	527,308
GMWB only	124,192	47,519	1,239	43,771	216,721
GMIB only	75,495	24,642	1,587	32,336	134,060
No guaranteed benefit	16,060	5,600	610	12,906	35,176

Total	$2,659,521	$928,425	$478,045	$491,780	$4,557,771

2014
GMDB only	$1,526,652	$508,580	$421,177	$146,636	$2,603,045
GMDB and GMIB	963,229	273,678	130,170	222,413	1,589,490
GMDB and GMWB	350,195	106,693	2,712	154,544	614,144
GMWB only	144,587	43,950	1,805	62,323	252,665
GMIB only	88,566	23,688	1,840	42,583	156,677
No guaranteed benefit	17,657	4,887	585	14,153	37,282

Total	$3,090,886	$961,476	$558,289	$642,652	$5,253,303

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	2015	2014
Balanced	$608,486	$671,430
Equity	533,700	578,149
Bond	135,117	154,326
Money Market	105,591	114,161

Total	$1,382,894	$1,518,066

Note 6. Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31:

	2015	2014	2013
Provisions for income taxes computed at Federal statutory rate (35%)	$3,129	$13,635	$(48,278)
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(6,622)	(7,861)	(8,960)
Tax credits	(302)	(416)	(520)
Valuation allowance on deferred tax assets	(1,497)	(510)	133,499
Provision to return adjustment	498	558	(1,740)
State taxes (benefits)	(287)	(92)	2,082
Unrecognized tax benefits	363	110	283

Income tax provision	$(4,718)	$5,424	$76,366

The effective tax rate was not meaningful for the twelve months ended December 31, 2015, 2014, and 2013. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss carryforward.

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

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2015	2014
Deferred tax assets
Tax DAC	$29,634	$44,525
Net operating and capital loss carry forward	210,363	184,806
Intangible assets	34,942	40,355
Policy holder reserves	22,955	39,840
Tax credits	13,084	12,790
Other	1,528	1,652

Total deferred tax assets	312,506	323,968
Valuation allowance	(130,946)	(113,406)

Net deferred tax assets	181,560	210,562

Deferred tax liabilities
Book DAC and VOBA	109,789	115,270
Policy holder reserves	26,740	31,440
Investments	45,139	68,686

Total deferred tax liabilities	181,668	215,396

Total net deferred tax asset (liability)	$(108)	$(4,834)

The provision for income tax expense (benefit) consists of the following for the years ended:

	December 31,
	2015	2014	2013
Current federal income tax expense (benefit)	$-	$181	$(61)
Current state income tax expense	9	-	158
Deferred federal income tax expense (benefit)	(4,275)	5,385	73,218
Deferred state income tax expense (benefit)	(452)	(142)	3,051

Total income tax expense (benefit)	$(4,718)	$5,424	$76,366

The provision for income tax asset/(liability) consists of the following for the periods ending December 31:

	December 31,
	2015	2014
Current federal income tax liability	$(179)	$(179)
Current state income tax liability	(287)	(96)
Deferred federal income tax liability	(1,620)	(5,895)
Deferred state income tax asset	1,512	1,061

Net income tax payable	$(574)	$(5,109)

At December 31, 2015 and December 31, 2014, the Company has a tax valuation allowance for deferred tax assets of $130,946 and $113,406, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the net operating loss carryforward and other assets were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,404 (gross $9,727) and $3,041 (gross $8,689), respectively, that should not be recognized at December 31, 2015 and December 31, 2014, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008 through 2014 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	December 31,
	2015	2014
Balance at beginning of period	$3,041	$2,931
Additions for tax positions of prior years	363	110
Additions for tax positions of current year	293	-
Reductions for tax positions of current year	(293)	-

Balance at end of period	$3,404	$3,041

At December 31, 2015 and 2014, the Company had an operating loss carryforward for federal income tax purposes of $577,762 (net of the ASC 740 reduction of $9,727) and $505,102 (net of the ASC 740 reduction of $8,689), respectively, with a carryforward period of fifteen years that expire at various dates up to 2030. At December 31, 2015 and 2014, the Company had a capital loss carryforward of $84 and $2,468, respectively, for federal income tax purposes with a carryforward period of five years that will expire in 2018. At December 31, 2015 and 2014, the Company had a foreign tax credit carryforward of $8,869 and $8,574, respectively, with a carryforward period of ten years that will expire at various dates up to 2025. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 at December 31, 2015 and 2014, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at December 31, 2015 and 2014. The Company recognized interest (income) expense of $86 at December 31, 2015 and less than ($1), at December 31 2014 and 2013, respectively.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined in a consolidated income tax return filing with its direct parent, AUSA, and its indirect parent, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. As of December 31, 2015 and 2014, the Company recognized capital contributions from Transamerica Corporation in connection with the tax allocation agreement in the amount of $68,492 and $179,029, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 and 2014. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return has not been filed for 2015.

Note 7. Accumulated Other Comprehensive Income

The following table presents the change in accumulated other comprehensive income by component for the years ended December 31:

	2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$164,221	$2,296	$(57,275)	$109,242
OCI before reclassifications	(70,077)	1,807	14,131	(54,139)
Amounts reclassified from AOCI	1,389	99	-	1,488

Net current period OCI	(68,688)	1,906	14,131	(52,651)

Ending balance	$95,533	$4,202	$(43,144)	$56,591

	2014
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$88,640	$1,813	$(50,750)	$39,703
OCI before reclassifications	75,196	(278)	(6,525)	68,393
Amounts reclassified from AOCI	385	761	-	1,146

Net current period OCI	75,581	483	(6,525)	69,539

Ending balance	$164,221	$2,296	$(57,275)	$109,242

	2013
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$212,660	-	$(115,950)	$96,710
OCI before reclassifications	(101,172)	1,756	65,200	(34,216)
Amounts reclassified from AOCI	(22,848)	57	-	(22,791)

Net current period OCI	(124,020)	1,813	65,200	(57,007)

Ending balance	$88,640	$1,813	$(50,750)	$39,703

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the years ended December 31:

	Amount Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
AOCI Components	2015	2014	2013
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$484	$(281)	$23,204	Net realized investment gains (losses)
	(1,873)	(104)	(356)	Portion of OTTI previously recognized in OCI

	(1,389)	(385)	22,848	Total before tax
	-	-	8,111	Tax expense (benefit)

	$(1,389)	$(385)	$14,737	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$(99)	$(761)	$(57)	Net investment income

	(99)	(761)	(57)	Total before tax
	-	-	(20)	Tax benefit

	$(99)	$(761)	(37)	Net of tax

Total amounts reclassified from AOCI	$(1,488)	$(1,146)	$14,700

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

The Company’s statutory net income (loss) for the years ended December 31, 2015, 2014, and 2013 was ($24,119) $201,479, and $196,612, respectively.

Statutory capital and surplus at December 31, 2015 and 2014 was $790,252 and $912,090, respectively. At December 31, 2015 and 2014, approximately $79,025 and $309,501, respectively, of stockholder’s equity was available for dividend distribution that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2015, the Company paid a $100,000 return of capital and received $68,492 in capital contributions to or from AUSA. During 2014, the Company paid a $100,000 dividend and received $179,029 in capital contributions to or from AUSA.

The NAIC utilizes the Risk Based Capital (“RBC”) adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2015 and 2014, based on the RBC formula, the Company’s total adjusted capital levels were significantly above the minimum amount of capital required to avoid regulatory action.

The Company is currently undergoing a financial examination by the Insurance Department of the State of Arkansas for the period January 1, 2010 through December 31, 2014. The examination is expected to be completed in June 2016.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2015 and 2014, net reinsurance receivable was $68 and net reinsurance payable was ($49), respectively. The Company did not have a reinsurance reserve at December 31, 2015 and 2014.

At December 31, 2015, the Company had the following life insurance in force:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$4,959,237	$188,984	$883	$4,771,136	0.02%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and a GMDB provision to the extent reinsurance capacity is available in the marketplace. At December 31, 2015, 34% ($520,326) and 4% ($182,378) of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2014, 35% ($617,000) and 5% ($217,308) of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At December 31, 2015, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between Transamerica Corporation companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During 2015, 2014 and 2013, the Company incurred $10,818, $9,690, and $10,751, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On June 19, 2015, the Company entered into an intercompany short-term note receivable with AUSA for $25,000 with an interest rate of 0.13% that is due on June 18, 2016. On June 27, 2014, the Company entered into an intercompany short-term note receivable with AUSA for $50,000 with an interest rate of 0.11% that was paid off in December 2014. On May 21, 2013, the Company entered into an intercompany short-term note receivable of $50,000 with an interest rate of 0.10% that was paid off in December 2013. During 2015, 2014 and 2013, the Company accrued and/or received $18, $27, and $29 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2015, 2014 and 2013, the Company incurred $149, $89, and $90, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans. There were no mortgage loan origination fees during 2015, 2014 and 2013, respectively.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2015, 2014 and 2013, the Company incurred $1,709, $1,770, and $1,673, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2015, 2014 and 2013, the Company incurred $30,356, $30,836 and $32,414, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2015, 2014 and 2013, the Company incurred $361, $406, and $410, respectively, in expenses under this agreement. Charges attributed to these agreements are included in insurance expenses and taxes, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for said related party funds. The Company has entered into a distribution and shareholder services agreement for certain of the said funds. During 2015, 2014 and 2013, the Company received $2,381, $2,584, and $1,873, respectively, in revenue under these agreements. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the years ended December 31, were as follows:

	2015	2014	2013
Investments purchased from affiliates:
AFS fixed maturities	$30,356	$137,281	$-
Mortgages	4,000	-	-
Limited partnerships	-	60,000	-
Derivatives	-	-	15,097

Investments sold to affiliates:
AFS fixed maturities	$24,878	$24,844	$1,698
Mortgage loans on real estate	-	2,038	-
Derivatives	82	-	-

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2015 and 2014, the Company’s estimated liability for future guaranty fund assessments was $144. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In addition, the Company has a receivable for future premium tax deductions of $4,240 and $4,473 at December 31, 2015 and 2014, respectively.

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

	Annuity	Life Insurance	Total
2015
Net revenues (a)	$114,666	$73,583	$188,249
Amortization of VOBA	8,110	14,254	22,364
Policy benefits (net of reinsurance recoveries)	68,984	36,262	105,246
Income tax expense (benefit)	(9,297)	4,579	(4,718)
Net income	(717)	14,375	13,658

2014
Net revenues (a)	$91,381	$75,346	$166,727
Amortization of VOBA	928	9,912	10,840
Policy benefits (net of reinsurance recoveries)	38,893	38,984	77,877
Income tax expense (benefit)	(2,796)	8,220	5,424
Net income	19,224	14,309	33,533

2013
Net revenues (a)	$(96,213)	$73,646	$(22,567)
Amortization of VOBA	34	4,736	4,770
Policy benefits (net of reinsurance recoveries)	6,421	40,451	46,872
Income tax expense	62,353	14,013	76,366
Net Income (loss)	(224,439)	10,137	(214,302)

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2015
Annuity	$6,396,511	$609,363
Life Insurance	2,769,424	1,096,829

Total	$9,165,935	$1,706,192

2014
Annuity	$7,181,270	$584,370
Life Insurance	2,988,805	1,138,164

Total	$10,170,075	$1,722,534

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: April 14, 2016	By:	/s/ David Hopewell
David Hopewell
Chief Financial Officer, Vice President, Treasurer and
Corporate Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

* Blake S. Bostwick	Director and President	April 14, 2016

* Mark W. Mullin	Director	April 14, 2016

* C. Michiel van Katwijk	Director	April 14, 2016

* Jay Orlandi	Director, Senior Vice President, Secretary and General Counsel	April 14, 2016

* David Schulz	Director, Vice President Tax	April 14, 2016

* Katherine A. Schulze	Director, Chief Compliance Officer, Deputy General Counsel	April 14, 2016

/s/ Alison Ryan
Alison Ryan	Vice President, Assistant Secretary and Associate General Counsel	April 14, 2016

*By Alison Ryan - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post- Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company	Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY- 361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY- 372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY- 372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.

4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY- 368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10a	Individual Retirement Annuity Endorsement, ML-AY- 368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.

4.11	Individual Retirement Account Endorsement, ML-AY- 365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.11a	Individual Retirement Account Endorsement, ML-AY- 365 190	Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190	Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7,1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4,(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.25	Form of Group Fixed Contingent Annuity Contract.	Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

4.26	Form of Group Fixed Contingent Annuity Certificate.	Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33- 60290, filed March 31, 1994.

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital	Incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.13	Selling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 27, 2008.

10.14	Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed August 17, 2007.

10.15	First Amendment to Purchase Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.16	Principal Underwriting Agreement between Transamerica Capital, Inc. and Merill Lynch Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 26, 2009.

10.17	Amended and Restated Principal Underwriting Agreement between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.18	Investment Management Services Agreement among Transamerica Asset Management, Inc., Transamerica Advisors Life Insurance Company and Transamerica Advisors Life Insurance Company of New York.	Incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-133223, and 333-133225, filed March 25, 2011.

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed October 13, 2011.

23.1	Written consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	Exhibit 23.1

23.2	Written consent of Ernst & Young LLP, independent registered public accounting firm.	Exhibit 23.2

24.1	Powers of Attorney for Blake S. Bostwick, David Schulz, Jay Orlandi, Katherine A. Schulze, Mark W. Mullin, Michiel van Katwijk.	Exhibit 24.1

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

101.INS	XBRL Instance Document.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.	Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Exhibit 101.PRE