Form 10-Q
period 2016-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2016-05-13
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

(dollars in thousands, except share data)	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2016 - $1,521,201; 2015 - $1,570,693)	$1,662,226	$1,665,337
Equity available-for-sale securities, at estimated fair value (cost: 2016 - $32,548; 2015 - $33,777 )	33,246	34,667
Limited partnerships	70,779	63,489
Mortgage loans on real estate	97,028	92,914
Policy loans	652,080	661,466
Derivative assets	14,062	10,893

Total investments	2,529,421	2,528,766

Cash and cash equivalents	357,114	236,482
Accrued investment income	31,485	34,481
Deferred policy acquisition costs	36,561	37,500
Deferred sales inducements	8,305	8,517
Value of business acquired	248,956	259,493
Goodwill	2,800	2,800
Income tax asset	1,512	1,512
Reinsurance receivables	533	68
Affiliated short-term note receivable	50,000	25,000
Receivable for investments sold - net	-	777
Other assets	32,332	28,448
Recoverable of ceded Guaranteed Minimum Income Benefits embedded derivatives, at fair value	70,758	61,426
Separate Accounts assets	5,753,933	5,940,665

Total Assets	$9,123,710	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	March 31, 2016	December 31, 2015
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,139,841	$1,154,871
Future policy benefits	547,674	518,911
Claims and claims settlement expenses	40,034	32,410

Total policyholder liabilities and accruals	1,727,549	1,706,192

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	194,881	194,537
Checks not yet presented for payment	5,901	9,918
Derivative liabilities	32,705	13,075
Income tax liability	2,086	2,086
Affiliated payables - net	44,249	2,875
Reinsurance payables	3,640	-
Payable for investments purchased - net	56,718	-
Other liabilities	7,896	5,086
Separate Accounts liabilities	5,753,933	5,940,665

Total Liabilities	7,829,558	7,874,434

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,483,668	1,514,157
Accumulated other comprehensive income, net of taxes	96,335	56,591
Retained deficit	(288,351)	(281,747)

Total Stockholder’s Equity	1,294,152	1,291,501

Total Liabilities and Stockholder’s Equity	$9,123,710	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
	(unaudited)
Revenues
Policy charge revenue	$37,039	$42,716
Net investment income	26,452	29,527
Net realized investment gains (losses)
Portion of other-than-temporary impairments previously recognized in other comprehensive income (loss)	(3,669)	-

Net other-than-temporary impairment losses on securities recognized in income	(3,669)	-
Net realized investment gains, excluding other-than-temporary impairment losses on securities	3,535	143

Net realized investment gains (losses)	(134)	143
Net derivative gains (losses)	3,371	(20,922)

Total Revenues	66,728	51,464

Benefits and Expenses
Interest credited to policyholder liabilities	14,030	12,746
Policy benefits (net of reinsurance recoveries: 2016 - $548; 2015 - $576)	43,054	13,305
Amortization (accretion) of deferred policy acquisition costs	942	(1,351)
Amortization of value of business acquired	5,380	4,854
Insurance expenses and taxes	9,926	11,257

Total Benefits and Expenses	73,332	40,811

Income (Loss) Before Taxes	(6,604)	10,653

Income Tax Expense (Benefit)	-	-

Net Income (Loss)	$(6,604)	$10,653

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
	(unaudited)

Net Income (Loss)	$(6,604)	$10,653

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	45,202	25,571
Reclassification adjustment for (gains) losses included in net income	(1,800)	1,162

	43,402	26,733

Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(1,150)	1,088
Reclassification adjustment for losses included in net income	(197)	(800)

	(1,347)	288

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(882)	62
Reclassification adjustment for other-than-temporary impairments included in net income	3,669	-

	2,787	62

Adjustments
Value of business acquired	(5,098)	(3,162)

	(5,098)	(3,162)

Total other comprehensive income (loss), net of taxes	39,744	23,921

Comprehensive Income (Loss)	$33,140	$34,574

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
	(unaudited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,514,157	$1,545,665
Capital contribution from AEGON USA, LLC	-	68,492
Return of capital to Transamerica Corporation/AEGON USA, LLC	(30,489)	(100,000)

Balance at end of period	$1,483,668	$1,514,157

Accumulated Other Comprehensive Income
Balance at beginning of period	$56,591	$109,242
Total other comprehensive income (loss), net of taxes	39,744	(52,651)

Balance at end of period	$96,335	$56,591

Retained Deficit
Balance at beginning of period	$(281,747)	$(295,405)
Net (loss) income	(6,604)	13,658

Balance at end of period	$(288,351)	$(281,747)

Total Stockholder’s Equity	$1,294,152	$1,291,501

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(6,604)	$10,653
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	939	(1,383)
Change in deferred sales inducements	212	(309)
Change in value of business acquired	5,380	4,854
Change in benefit reserves	21,831	(559)
Change in income tax accruals	-	9
Change in claims and claims settlement expenses	7,624	10,468
Change in other operating assets and liabilities, net	16,760	(4,508)
Change in checks not yet presented for payment	(4,016)	(5,657)
Amortization of investments	(270)	1,628
Limited partnership asset distributions	1	-
Interest credited to policyholder liabilities	14,030	12,746
Net derivative losses (gains)	(3,371)	20,922
Net realized investment (gains) losses	134	(143)

Net cash and cash equivalents provided by operating activities	52,650	48,721

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	101,543	65,651
Maturities of available-for-sale securities and mortgage loans	90,934	109,307
Purchases of available-for-sale securities and mortgage loans (a)	(88,960)	(172,780)
Sales of limited partnerships	667	252
Purchases of limited partnerships	(10,500)	-
Change in affiliated short-term note receivable	(25,000)	-
Cash received in connection with derivatives	53,953	5,691
Cash paid in connection with derivatives	(34,911)	(24,946)
Policy loans on insurance contracts, net	9,385	9,405
Net settlement on futures contracts	2,549	(1,316)
Other	2,541	(1,128)

Net cash and cash equivalents provided by/(used in) investing activities	$102,201	$(9,864)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended March 31,
(dollars in thousands)	2016	2015
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$1,869	$3,954
Policyholder withdrawals	(33,328)	(39,536)
Capital contributions from AEGON USA, LLC	-	10,608
Return of capital to Transamerica Corporation (b)	-	-
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	(2,760)	35,927

Net cash and cash equivalents (used in)/provided by financing activities	(34,219)	10,953

Net increase in cash and cash equivalents (c)	120,632	49,810
Cash and cash equivalents, beginning of year	236,482	235,034

Cash and cash equivalents, end of period	$357,114	$284,844

(a)	Not included in purchases of available-for-sale securities and mortgage loans is the amount payable for investments purchased - net of $56,718.
(b)	Not included in return of capital to Transamerica Corporation is the amount payable to Transamerica Corporation in connection with the tax allocation agreement of $30,489. The amount payable is presented on the Balance Sheets within the affiliated payables - net line item.
(c)	Included in net increase in cash and cash equivalents is interest paid (2016 - $6; 2015 - $5)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of Transamerica Corporation which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was formerly a wholly owned subsidiary of AEGON USA, LLC (“AUSA”) which merged into Transamerica Corporation effective December 31, 2015. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.

For a complete discussion of the Company’s 2015 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The interim Financial Statements for the three month periods are unaudited; all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2015 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

The Company is a life insurance company that conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. As of November 22, 2015, the Company no longer issues CDAs to new investors. Existing certificate owners of the CDA may continue to make subsequent contributions, as permitted by the terms of the CDA contract.

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

Corrections of Previously Issued Financial Statements

Certain corrections have been made to prior period financial statements. The Statements of Income for the three months ended March 31, 2015 reflects a reclassification of “Reinsurance premium ceded” of $1,145 to “Policy charge revenue”. There was no effect on net income, total other comprehensive income or stockholder’s equity of the prior period. Management has evaluated the correction and concluded that it was not material to any previously reported quarterly or annual financial statements.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity to GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: the fair value of certain invested assets, asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, value of business acquired, goodwill, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.

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

Future Accounting Guidance

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instrument

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. That is, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. An entity is required to assess the embedded call (put) options solely in accordance with the existing four-step decision sequence which are whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments in this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is currently evaluating the impact that implementation of this ASU will have on its financial statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. That is, the reporting entity must still consider whether there is a change in counterparty’s creditworthiness in determining whether the hedging relationship continues to qualify for hedge accounting. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact that implementation of this ASU will have on its financial statements.

ASC 606, Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. An entity may use either of two transition methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company has not yet selected a transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations of Topic 606. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date by one year. As a result, these updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application of these updates is permitted only as of annual reporting periods beginning after December 15, 2016. The company is evaluating the impact that adoption of these updates will have on the Company’s financial position and results of operation.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,023,173	$-	$1,023,173
Asset-backed securities	-	75,846	4,782	80,628
Commercial mortgage-backed securities	-	83,243	-	83,243
Residential mortgage-backed securities	-	100,144	-	100,144
Municipals	-	807	-	807
Government and government agencies
United States	366,086	-	-	366,086
Foreign	1,517	6,628	-	8,145

Total fixed maturity AFS securities (a)	$367,603	$1,289,841	$4,782	$1,662,226
Equity securities (a)
Banking securities	$-	$27,283	$-	$27,283
Industrial securities	-	5,963	-	5,963

Total equity securities (a)	$-	$33,246	$-	$33,246
Cash equivalents (b)	-	355,925	-	355,925
Derivative assets (c)	-	14,062	-	14,062
Limited partnerships (d)	-	59,305	11,474	70,779
Fair value recoverable of ceded GMIB embedded derivatives (e)	-	-	70,758	70,758
Separate Accounts assets (f)	5,753,933	-	-	5,753,933

Total assets	$6,121,536	$1,752,379	$87,014	$7,960,929

Liabilities
Future policy benefits (embedded derivatives only) (g)	$-	$-	$74,574	$74,574
Derivative liabilities (c)	-	32,705	-	32,705

Total liabilities	$-	$32,705	$74,574	$107,279

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,016,792	$-	$1,016,792
Asset-backed securities	-	115,988	6,666	122,654
Commercial mortgage-backed securities	-	71,683	-	71,683
Residential mortgage-backed securities	-	59,265	-	59,265
Municipals	-	807	-	807
Government and government agencies
United States	386,288	-	-	386,288
Foreign	1,499	6,349	-	7,848

Total fixed maturity AFS securities (a)	$387,787	1,270,884	$6,666	$1,665,337
Equity securities (a)
Banking securities	$-	$28,673	$-	$28,673
Industrial securities	-	5,994	-	5,994

Total equity securities (a)	$-	$34,667	$-	$34,667
Cash equivalents (b)	-	234,500	-	234,500
Derivative assets (c)	-	10,893	-	10,893
Limited partnerships (d)	-	61,373	2,116	63,489
Fair value recoverable of ceded GMIB embedded derivatives (e)	-	-	61,426	61,426
Separate Accounts assets (f)	5,940,665	-	-	5,940,665

Total assets	$6,328,452	$1,612,317	$70,208	$8,010,977

Liabilities
Future policy benefits (embedded derivatives only) (g)	$-	$-	$61,129	$61,129
Derivative liabilities (c)	-	13,075	-	13,075

Total liabilities	$-	$13,075	$61,129	$74,204

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At March 31, 2016 and December 31, 2015, there were no fixed maturity AFS securities valued using internal models.

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

(d)

Limited partnership investments in which management is able to determine that observable market inputs have been used and can be redeemed at the net asset value in 90 days or less are considered Level 2. The Company has investments in two limited partnerships for which the fair values are derived from management’s review of the financial information that is obtained from the private equity funds and prepared on a GAAP basis and are considered Level 3 measurements. The valuation input of these financial statements is on a one quarter lag.

(e)	Guaranteed minimum income benefit (“GMIB”) reinsurance is treated as embedded derivatives and is reported as a recoverable of ceded GMIB embedded derivatives, at fair value in the Balance Sheets.
(f)	Separate Accounts assets are carried at the net asset value provided by the fund managers.
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

For the three months ended March 31, 2016 and twelve months ended December 31, 2015, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at March 31, 2016 and December 31, 2015:

	Three Months Ended March 31, 2016		Twelve Months Ended December 31, 2015
	Limited Partnerships	Fixed Maturity AFS Securities	Limited Partnerships	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$2,116	$6,666	$4,086	$8,474

Change in unrealized losses (b)	-	105	-	(376)
Purchases	10,500	-	-	1,999
Sales	(667)	(35)	(252)	(126)
Transfers into Level 3	-	-	-	2,049
Transfers out of Level 3	-	(1,954)	-	(5,354)
Changes in valuation (c)	(474)	-	(1,718)	-
Net realized investment gains (d)	(1)	-	-	-

Balance at end of period (a)	$11,474	$4,782	$2,116	$6,666

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of Other Comprehensive Income (Loss) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity AFS securities at March 31, 2016 was due to two securities transferring from Level 3 to Level 2 resulting from availability of market observable data.

The Company’s Level 3 liabilities (assets) consist of provisions for GMWB, SALB and GMIB reinsurance. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB and SALB, an increase (decrease) in credit spread in isolation would result in a lower (higher) fair value measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value measurement. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets.

The expected market rates of returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is the most significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 55 basis points (“bps”) and 40 bps at March 31, 2016 and December 31, 2015, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.1% and 24.2% at March 31, 2016 and December 31, 2015, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2016 and December 31, 2015:

	Three Months Ended March 31, 2016			Twelve Months Ended December 31, 2015
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (a)	$60,618	$(61,426)	$511	$60,702	$(60,573)	$504

Changes in interest rates (b)	10,485	(8,234)	-	(1,890)	979	-
Changes in equity markets (b)	3,044	(957)	-	9,182	(1,976)	7
Other (b)	(84)	(141)	-	(7,376)	144	-

Balance at end of period (a)	$74,063	$(70,758)	$511	$60,618	$(61,426)	$511

(a)

GMWB and SALB are recorded as a component of future policy benefits in the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value in the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income.

During the three months ended March 31, 2016, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by lower than expected interest rates and equity market performance. During 2015, the change in the fair value GMWB and GMIB reinsurance guarantees was primarily driven by lower than expected equity market performance and updated policy holder behavior assumptions.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at March 31, 2016 and December 31, 2015:

Description	March 31, 2016 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$4,782	Broker	See comment below (a)	See comment below (a)

Total fixed maturity securities	4,782
Limited partnership	11,474	Not applicable (a)	Not applicable (b)	Not applicable (b)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	70,758	Discounted cash flows	Own credit risk	55 bps
			Long-term volatility	24%

Total assets	$87,014

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$74,063	Discounted cash flows	Own credit risk	55 bps
			Long-term volatility	24%
Future policy benefits - SALB	511	See comment below (c)	See comment below (c)	See comment below (c)

Total liabilities	$74,574

Description	December 31, 2015 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$6,666	Broker	See comment below (a)	See comment below (a)

Total fixed maturity securities	6,666
Limited partnership	2,116	Not applicable (a)	Not applicable (b)	Not applicable (b)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	61,426	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%

Total assets	$70,208

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,618	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%
Future policy benefits - SALB	511	See comment below (c)	See comment below (c)	See comment below (c)

Total liabilities	$61,129

(a)

The Company has obtained non-binding broker quotes which cannot be corroborated by market observable data, to assist in determining the fair values of the level 3 asset-backed securities. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and obtains an asset specialist’s review of the broker’s price.

(b)

The Company has investments in two limited partnerships for which the fair values are derived from management’s review of the underlying financial statements that were prepared on a GAAP basis. Management did not make any adjustments to the valuations from the underlying financial statements. As a result, inputs are not developed by management to determine the fair value measurement for these investments.

(c)	The SALB is a product with fewer than 150 policies. Due to the small size of this block the liability was determined based on fees earned.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$99,217	$99,217
Policy loans (b)	-	652,080	-	652,080

Total assets	$-	$652,080	$99,217	$751,297

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$92,923	$92,923
Policy loans (b)	-	661,466	-	661,466

Total assets	$-	$661,466	$92,923	$754,389

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and impairments reflected in other comprehensive income of investments in fixed maturity and equity AFS securities at March 31, 2016 and December 31, 2015 were:

	March 31, 2016
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI(a)
Fixed maturity AFS securities
Corporate securities	$962,485	$71,126	$(10,438)	$1,023,173	$-
Asset-backed securities	78,465	2,862	(699)	80,628	(132)
Commercial mortgage-backed securities	80,267	3,015	(39)	83,243	-
Residential mortgage-backed securities	98,401	2,524	(781)	100,144	(100)
Municipals	912	-	(105)	807	-
Government and government agencies
United States	294,117	71,969	-	366,086	-
Foreign	6,554	1,591	-	8,145	-

Total fixed maturity AFS securities	$1,521,201	$153,087	$(12,062)	$1,662,226	$(232)

Equity AFS securities
Banking securities	$26,757	$1,858	$(1,332)	$27,283	$-
Industrial securities	5,791	172	-	5,963	-

Total equity AFS securities	$32,548	$2,030	$(1,332)	$33,246	$-

	December 31, 2015
		Gross Unrealized		Estimated Fair Value
	Amortized Cost/Cost	Gains	Losses		OTTI in AOCI(a)
Fixed maturity AFS securities
Corporate securities	$977,900	$57,648	$(18,756)	$1,016,792	$-
Asset-backed securities	118,993	4,140	(479)	122,654	(42)
Commercial mortgage-backed securities	70,083	1,904	(304)	71,683	-
Residential mortgage-backed securities	56,527	2,819	(81)	59,265	-
Municipals	913	-	(106)	807	-
Government and government agencies
United States	339,686	46,634	(32)	386,288	-
Foreign	6,591	1,257	-	7,848	-

Total fixed maturity AFS securities	$1,570,693	$114,402	$(19,758)	$1,665,337	$(42)

Equity AFS securities
Banking securities	$27,986	$1,769	$(1,082)	$28,673	$-
Industrial securities	5,791	203	-	5,994	-

Total equity AFS securities	$33,777	$1,972	$(1,082)	$34,667	$-

(a) Represents other-than-temporary impairments (“OTTI”) in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $1,945 and $2,515 of unrealized gains at March 31, 2016 and December 31, 2015, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2016 and December 31, 2015 were:

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,413,945	$1,556,685	$1,467,677	$1,565,053
Below investment grade	107,256	105,541	103,016	100,284

Total fixed maturity AFS securities	$1,521,201	$1,662,226	$1,570,693	$1,665,337

At March 31, 2016 and December 31, 2015, the estimated fair value of fixed maturity securities rated BBB- was $67,894 and $79,958, respectively, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2016 and December 31, 2015 by contractual maturities were:

	March 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$64,874	$65,673	$64,114	$65,086
Due after one year through five years	554,672	594,513	564,707	599,965
Due after five years through ten years	154,675	162,269	230,858	230,815
Due after ten years	489,847	575,756	465,410	515,868

	1,264,068	1,398,211	1,325,089	1,411,734
Mortgage-backed securities and other asset-backed securities	257,133	264,015	245,604	253,603

Total fixed maturity AFS securities	$1,521,201	$1,662,226	$1,570,693	$1,665,337

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

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$60,847	$63,261	$(2,414)
Asset-backed securities	35,973	36,543	(570)
Commercial mortgage-backed securities	2,776	2,778	(2)
Residential mortgage-backed securities	23,751	24,488	(737)

Total fixed maturity and equity securities	$123,347	$127,070	$(3,723)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$53,818	$58,302	$(4,484)
Asset-backed securities	413	415	(2)
Commercial mortgage-backed securities	2,490	2,527	(37)
Residential mortgage-backed securities	995	1,039	(44)

Total fixed maturity and equity securities	$57,716	$62,283	$(4,567)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$18,935	$22,475	$(3,540)
Asset-backed securities	4,871	4,998	(127)
Residential mortgage-backed securities	32	33	(1)
Municipals	807	912	(105)
Equity securities - banking securities	8,965	10,296	(1,331)

Total fixed maturity and equity securities	$33,610	$38,714	$(5,104)

Total fixed maturity and equity securities	$214,673	$228,067	$(13,394)

	December 31, 2015
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$130,718	$139,846	$(9,128)
Asset-backed securities	59,051	59,312	(261)
Commercial mortgage-backed securities	17,185	17,450	(265)
Residential mortgage-backed securities	3,896	3,966	(70)
Government and government agencies - United States	18,484	18,516	(32)

Total fixed maturity and equity securities	$229,334	$239,090	$(9,756)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$27,872	$30,597	$(2,725)
Asset-backed securities	455	463	(8)
Commercial mortgage-backed securities	988	1,028	(40)
Residential mortgage-backed securities	1,020	1,030	(10)

Total fixed maturity and equity securities	$30,335	$33,118	$(2,783)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,628	15,531	$(6,903)
Asset-backed securities	4,788	4,999	(211)
Residential mortgage-backed securities	39	40	(1)
Municipals	808	912	(104)
Equity securities - banking securities	9,214	10,296	(1,082)

Total fixed maturity and equity securities	$23,477	$31,778	$(8,301)

Total fixed maturity and equity securities	$283,146	$303,986	$(20,840)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 99 and 133 at March 31, 2016 and December 31, 2015, respectively.

There were three securities in a continuous unrealized loss position where fair value had declined below amortized cost by more than 20% at March 31, 2016. The securities had an estimated fair value of $6,157 with an unrealized loss of ($1,785). There were two securities in a continuous unrealized loss position where the fair value had declined below amortized cost by more than 40% at March 31, 2016. The securities had an estimated fair value of $1,734 with an unrealized loss of ($1,969). There were five securities in a continuous unrealized loss position where fair value had declined below amortized cost by more than 20% at December 31, 2015. The securities had an estimated fair value of $11,372 with an unrealized loss of ($4,052). There were four securities in a continuous unrealized loss position where the fair value had declined below amortized cost by more than 40% at December 31, 2015. The securities had an estimated fair value of $5,357 with an unrealized loss of ($7,279).

Unrealized gains (losses) incurred during the first three months of 2016 and the twelve months of 2015 were primarily due to price fluctuations resulting from changes in credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in accumulated other comprehensive income (loss), net of taxes, at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Assets
Fixed maturity AFS securities	$141,024	$94,644
Equity AFS securities	699	890
Cash flow hedges	2,855	4,202
Value of business acquired	(26,910)	(21,812)

	$117,668	$77,924

Liabilities
Income taxes - deferred	$(21,333)	$(21,333)

	$(21,333)	$(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$96,335	$56,591

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums collected for the three months ended March 31, 2016. There were $335 of prepayments premiums collected for the twelve months ended December 31, 2015. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at March 31, 2016 and December 31, 2015 was $99,217 and $92,923, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at March 31, 2016 and December 31, 2015. In addition to the valuation allowance for specific loans, a generic reserve is established based on a percent of the outstanding loan balance. The generic reserve was $87 at March 31, 2016 and $78 at December 31, 2015. The change in the reserve is reflected in net realized investment gains (losses), excluding other-than-temporary impairments (OTTI) on securities in the Statements of Income.

The change in the credit loss allowances on mortgage loans by type of property at March 31, 2016 and December 31, 2015 was as follows:

	Three Months Ended March 31,	Twelve Months Ended December 31,
Commercial	2016	2015
Balance at beginning of period	$78	$36
Provision	9	42

Balance at end of period	$87	$78

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, California, Missouri, Georgia, Virginia, Washington, New Hampshire, Florida, and Minnesota, which account for approximately 74% of mortgage loans at March 31, 2016.

The credit quality of mortgage loans by type of property at March 31, 2016 and December 31, 2015 was as follows:

Commercial	March 31, 2016	December 31, 2015
AAA - AA	$31,341	$31,835
A	48,523	49,084
BBB	17,251	9,090
BBB - BB	-	2,983

Total mortgage loans on real estate	$97,115	$92,992
Less: reserves	(87)	(78)

Total mortgage loans on real estate, net	$97,028	$92,914

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

The following table provides a summary of the securities under securities lending agreements for the periods ended:

	March 31, 2016	December 31, 2015
Payables for collateral under securities loaned	$194,881	$194,537
Amortized cost of securities out on loan	156,537	162,698
Estimated fair value of securities out on loan	191,358	188,689

Collateral Maturities of Securities Lending Transactions

The following tables provide a summary of collateral maturities of securities lending transactions for the periods ended at March 31, 2016 and December 31, 2015:

	March 31, 2016
	Overnight and Continuous	Up to 30 days	Total

Securities lending transactions
U.S. Treasury and agency securities	$164,854	$-	$164,854
Corporate securities	26,435	-	26,435
Equity securities - banking	69	-	69

Total	$191,358	$-	$191,358

Total Borrowings	$191,358	$-	$191,358

Gross amount of recognized liabilities for securities lending in balance sheets			$194,881

	December 31, 2015
	Overnight and Continuous	Up to 30 days	Total

Securities lending transactions
U.S. Treasury and agency securities	$155,586	$-	$155,586
Corporate securities	19,786	-	19,786
Equity securities - banking	13,317	-	13,317

Total	$188,689	$-	$188,689

Total Borrowings	$188,689	$-	$188,689

Gross amount of recognized liabilities for securities lending in balance sheets			$194,537

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

The Company uses variance swaps to hedge equity risk. The Company has transacted into total return swaps that are based on the S&P. The Company recognizes gains (losses) from the change in the fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income.

The Company has entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation. The Company recognizes hedge ineffectiveness gains (losses) from the difference of the change in fair value of the swap and the change in fair value of the underlying Treasury in net derivative gains (losses) in the Statements of Income.

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

During the fourth quarter of 2015, the Company entered into fixed-to-float and float-to-fixed interest rate swaps in order to hedge the interest rate risk on the underlying liability. The Company holds these contracts at fair value, and gains (losses) related to changes in fair value are recognized in net derivative gains (losses) in the Statements of Income.

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

The following table presents the notional and fair value for hedging instruments at March 31, 2016 and December 31, 2015:

	Notional		Fair Value
	March 31,	December 31,	March 31,	December 31,
Derivative Type	2016	2015	2016	2015
Non-qualifying hedges
Short futures	$55,288	$47,221	$-	$-
Long futures	53,485	51,573	-	-
Interest rate swaps	239,000	192,000	6,463	(2,228)
Variance swaps	675	675	(1,803)	(1,525)
Total return swaps	1,042,044	1,315,900	(22,660)	(1,429)
Options	364,997	587,046	5,518	11,055
Credit default swaps	210,000	210,000	5	65

Total non-qualifying hedges	$1,965,489	$2,404,415	$(12,477)	$5,938

Cash flow hedges
Interest rate swaps	$49,884	$49,884	$2,136	$3,285

Total cash flow hedges	$49,884	$49,884	$2,136	$3,285

Derivative Total	$2,015,373	$2,454,299	$(10,341)	$9,223

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended March 31,
Derivative Type	2016	2015
Short futures	$(1,304)	$(1,316)
Long futures	3,853	-
Variance swaps	(637)	(1,242)
Total return swaps	(6,043)	(19,253)
Options (puts and calls)	(1,451)	-
Interest rate swaps	8,692	1
Credit default swaps	261	888

Total	$3,371	$(20,922)

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at March 31, 2016 and December 31, 2015:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	March 31, 2016
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2015
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Net Realized Gains (Losses) Recognized Income on Derivative (Ineffective Portion)
	March 31,		March 31,
	2016	2015	2016	2015
Interest rate swaps	$(1,347)	$288	$1	$1

Total	$(1,347)	$288	$1	$1

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		March 31,
	Location	2016	2015
Interest rate swaps	Net investment income	$197	$800

Total		$197	$800

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of March 31, 2016, the amount of before-tax deferred net losses on derivatives recorded in AOCI that is expected to be reclassified to the Statements of Income during the next twelve months is ($788). This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At March 31, 2016 and December 31, 2015, the Company has pledged securities in the amount of $33,116 and $16,439, respectively, to counterparties. At March 31, 2016 and December 31, 2015 the Company received cash collateral from counterparties in the amount of $8,303 and $11,405 respectively.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $5,701 and $4,136 at March 31, 2016 and December 31, 2015, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets at March 31, 2016 and December 31, 2015:

	March 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$36,130	$22,068	$14,062	$15,227	$-	$(1,165)

Total	$36,130	$22,068	$14,062	$15,227	$-	$(1,165)

	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Collateral Received	Net Amount
Derivatives	$38,125	$27,232	$10,893	$8,158	$-	$2,735

Total	$38,125	$27,232	$10,893	$8,158	$-	$2,735

The following tables present the offsetting of derivative liabilities at March 31, 2016 and December 31, 2015.

	March 31, 2016
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$46,470	$13,765	$32,705	$33,116	$-	$(411)

Total	$46,470	$13,765	$32,705	$33,116	$-	$(411)

	December 31, 2015
				Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Collateral Pledged	Net Amount
Derivatives	$28,902	$15,827	$13,075	$10,847	$-	$2,228

Total	$28,902	$15,827	$13,075	$10,847	$-	$2,228

There were no other financial assets or financial liabilities at March 31, 2016 and December 31, 2015 that were subject to offsetting.

Net Investment Income

Net investment income by source for the three months ended March 31 was as follows:

	Three Months Ended March 31,
Net investment income	2016	2015
Fixed maturity AFS securities	$17,366	$18,063
Equity AFS securities	465	470
Limited partnerships	(2,540)	1,128
Mortgage loans on real estate	1,203	923
Policy loans on insurance contracts	8,608	8,802
Derivatives	1,912	900
Cash and cash equivalents	451	146
Other	107	78

Gross investment income	$27,572	$30,510
Less investment expenses	(1,120)	(983)

Net investment income	$26,452	$29,527

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2016	2015
Proceeds	$101,543	$65,521
Gross realized investment gains	3,879	1,894
Gross realized investment losses	(276)	(1,748)

Proceeds on the sale of AFS securities sold at a realized loss	7,915	16,702

Net realized investment gains (losses) for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2016	2015
Fixed maturity AFS securities	$(273)	$147
Equity AFS securities	207	-
Mortgage loans on real estate	(9)	3
Adjustment related to value of business acquired	(59)	(7)

Net realized investment gains (losses)	$(134)	$143

OTTI

If management determines that a decline in the value of an AFS equity security is other-than-temporary, the cost basis is adjusted to estimated fair value and the decline in value is recorded as a net realized investment loss. For debt securities, the manner in which an OTTI is recorded depends on whether management intends to sell a security or it is more likely than not that it will be required to sell a security in an unrealized loss position before its anticipated recovery. If management intends to sell or more likely than not will be required to sell the debt security before recovery, the OTTI is recognized in earnings for the difference between amortized cost and fair value. If these criteria are not met, the OTTI is bifurcated into two pieces: a credit loss is recognized in earnings at an amount equal to the difference between the amortized cost of the debt security and the present value of the security’s anticipated cash flows, and a noncredit loss is recognized in OCI for any difference between the fair value and the net present value of the debt security at the impairment measurement date.

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Balance at beginning of period	$829	$(185)
Credit loss impairment recognized in the current period on securities not previously impaired	3,548	1,764
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	121	109
Accretion of credit loss impairments previously recognized	(345)	(859)

Balance at end of period	$4,153	$829

The components of OTTI reflected in the Statements of Income for the three months ended March 31 were as follows:

	Three Months Ended March 31, 2016
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$3,669	$-	$3,669

Net OTTI losses	$3,669	$-	$3,669

	Three Months Ended March 31, 2015
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$-	$-	$-

Net OTTI losses	$-	$-	$-

For the three months ended March 31, 2016, the Company’s impairment losses recognized in the Statements of Income were $3,669 with no associated value of business acquired amortization. The Company had no impairment losses for the three months ended March 31, 2015.

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

For a complete discussion of the Company’s VOBA, DAC and DSI accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the life insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, Separate Accounts performance, surrenders, operating expenses, investment returns and other factors. The impact of revisions to long term assumptions of future experience estimates can result in an “unlocking” adjustment being recognized in current operations. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience.

The change in the carrying amount of VOBA for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2016	2015
Amortization expense	$(5,371)	$(4,779)
Unlocking	(9)	(75)
Adjustment related to realized (gains) losses on investments	(59)	(7)
Adjustment related to unrealized gains and OTTI on investments	(5,098)	(3,161)

Change in VOBA carrying amount	$(10,537)	$(8,022)

For the three months ended March 31, 2016, the decrease in VOBA was primarily driven by an increase amortization due to lower gross profits and increased adjustments related to unrealized gains due to lower interest rates during the period.

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

DAC for variable annuities is amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation by the Company with necessary revisions applied against amortization to date. The impact of revisions to long term assumptions of future experience estimates can result in an “unlocking” adjustment being recognized in current operations.

The change in the carrying amount of DAC for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DAC	2016	2015
Capitalization	$3	$32
Accretion (amortization)	(932)	1,378
Unlocking	(10)	(27)

Change in DAC carrying amount	$(939)	$1,383

For the three months ended March 31, 2016 DAC decreased as a result of amortization that was driven by higher gross profits.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus that increases the initial account balance by an amount equal to a specified percentage of the contract owner’s deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. The impact of revisions to long term assumptions of future experience estimates can result in an “unlocking” adjustment being recognized in current operations.

The change in the carrying amount of DSI for the three months ended March 31 was as follows:

	Three Months Ended March 31,
DSI	2016	2015
Capitalization	$1	$1
Accretion (amortization)	(211)	314
Unlocking	(2)	(6)

Change in DSI carrying amount	$(212)	$309

For the three months ended March 31, 2016 DSI decreased as a result of amortization due to higher gross profits.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a GMDB and GMIB as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the GMDB and GMIB liabilities for the three months ended March 31 were as follows:

	Three Months Ended March 31,
GMDB	2016	2015
Guaranteed benefits incurred	$6,380	$6,482
Guaranteed benefits paid	(6,114)	(4,798)
Unlocking	7,471	(4,510)

Total	$7,737	$(2,826)

	Three Months Ended March 31,
GMIB	2016	2015
Guaranteed benefits incurred	$3,236	$2,880
Guaranteed benefits paid	(98)	(46)
Unlocking	7,091	(3,591)

Total	$10,229	$(757)

During the three months ended March 31, 2016, the increase in liabilities was driven by lower equity returns, lower interest rates, and lower Separate Account returns as compared to the favorable Separate Account returns in 2015.

The variable annuity GMDB liability at March 31, 2016 and December 31, 2015 was $139,115 and $131,378, respectively. The variable annuity GMIB liability at March 31, 2016 and December 31, 2015 was $105,277 and $95,048, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value. For the three months ended March 31, 2016 and 2015, an insignificant amount of variable life guaranteed benefits were recorded as paid or incurred policy benefits in the Statements of Income.

Note 6. Income Taxes

The effective tax rate was not meaningful for the three months ended March 31, 2016, and 2015, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of the Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating losses (“NOL”) carryforward.

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

The income tax expense (benefit) for the three months ended March 31, 2016 and 2015, was $0 for both periods.

The provision for income tax asset (liability) consists of the following for the periods ending March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015

Current federal income tax liability	$(179)	$(179)
Current state income tax liability	(287)	(287)
Deferred federal income tax liability	(1,620)	(1,620)
Deferred state income tax assets	1,512	1,512

Net income tax liability	$(574)	$(574)

At March 31, 2016 and December 31, 2015, the Company has a tax valuation allowance for deferred tax assets of $120,939 and $130,946, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). At December 31, 2013, management determined that deferred tax assets on the NOL carryforward and other assets were not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,404 (gross $9,727) and $3,404 (gross $9,727), respectively, that should not be recognized at March 31, 2016 and December 31, 2015, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008 through 2014 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	March 31, 2016	December 31, 2015

Balance at beginning of period	$3,404	$3,041
Additions for tax positions of prior years	-	363
Additions for tax positions of current year	-	293
Reductions for tax positions of current year	-	(293)

Balance at end of period	$3,404	$3,404

At March 31, 2016 and December 31, 2015, the Company had an operating loss carryforward for federal income tax purposes of $589,464 (net of the ASC 740 reduction of $9,727) and $577,762 (net of the ASC 740 reduction of $9,727), respectively, with a carryforward period of fifteen years that expire at various dates up to 2031. At March 31, 2016 and December 31, 2015, the Company had a capital loss carryforward of $84 for federal income tax purposes with a carryforward period of five years that will expire in 2018. At March 31, 2016 and December 31, 2015, the Company had a foreign tax credit carryforward of $8,985 and $8,869, respectively, with a carryforward period of ten years that will expire at various dates up to 2026. Also, the Company has an Alternative Minimum Tax credit carryforward for federal income tax purposes of $4,216 at March 31, 2016 and December 31, 2015, with an indefinite carryforward period.

The Company classifies interest and penalties related to income taxes in pretax income as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at March 31, 2016 and December 31, 2015. The Company recognized interest (income) expense of $45 and $86 at March 31, 2016 and December 31, respectively.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined in a consolidated income tax return filing with its direct parent, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. At March 31, 2016 and December 31, 2015, the Company recognized capital (distributions to) Transamerica Corporation and capital contributions from AUSA in connection with the tax allocation agreement in the amount of ($30,489) and $68,492, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

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

Note 7. Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the change in accumulated other comprehensive income by component for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591

OCI before reclassifications	44,320	(1,150)	(5,098)	38,072
Amounts reclassified from AOCI	1,869	(197)	-	1,672

Net current period OCI	$46,189	$(1,347)	$(5,098)	$39,744

Ending balance	$141,722	$2,855	$(48,242)	$96,335

	Three Months Ended March 31, 2015
	Unrealized Holding Gains (Losses) on AFS Securities (a)	Unrealized Holding Gains (Losses) on Cash Flow Hedges (a)	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$164,221	$2,296	$(57,275)	$109,242

OCI before reclassifications	25,633	1,088	(3,162)	23,559
Amounts reclassified from AOCI	1,162	(800)	-	362

Net current period OCI	$26,795	$288	$(3,162)	$23,921

Ending balance	$191,016	$2,584	$(60,437)	$133,163

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the period ended March 31:

	Three Months Ended March 31,
	2016	2015
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$1,800	$(1,162)	Net realized investment gains (losses)
	(3,669)	-	Portion of OTTI previously recognized in OCI

	$(1,869)	$(1,162)	Total before tax
	-	-	Tax expense (benefit)

	$(1,869)	$(1,162)	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$197	$800	Net investment income

	$197	$800	Total before tax
	-	-	Tax expense (benefit)

	$197	$800	Net of tax

Total amounts reclassified from AOCI	$(1,672)	$(362)

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

The Company’s statutory net (loss) income for the three months ended March 31, 2016 and 2015 was ($61,541) and $36,805, respectively. Statutory capital and surplus at March 31, 2016 and December 31, 2015 was $721,010 and $790,252, respectively.

For the three months ended March 31, 2016 and 2015, the Company did not pay any dividends to Transamerica Corporation, or AUSA. During the first three months of 2016 and 2015, the Company paid a $30,489 return of capital to Transamerica Corporation and received capital contributions of $10,608 from AUSA, respectively.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company did not have a reinsurance reserve at March 31, 2016 and December 31, 2015.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and a GMDB provision to the extent reinsurance capacity is available in the marketplace. At March 31, 2016, 34% and 4% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured. At December 31, 2015, 34% and 4% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At March 31, 2016, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between Transamerica Corporation companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three months ended March 31, 2016 and 2015, the Company incurred $2,414 and $3,325, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On February 25, 2016, the Company entered into an intercompany short-term note receivable for $25,000 with an interest rate of 0.36% that is due on February 24, 2017. During the three months ended March 31, 2015, the Company did not have an intercompany short-term note receivable and did not accrue and/or receive any interest income. During the three months ended March 31, 2016, the Company accrued and /or received $17, of interest. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2016 and 2015, the Company incurred $42 and $33, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2016 and 2015, the Company incurred $493, and $439, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2016 and 2015, the Company incurred $6,152 and $7,350, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2016 and 2015, the Company incurred $76 and $92, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three months ended March 31, 2016 and 2015, the Company received $491 and $618, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three months ended March 31 were as follows:

	Three Months Ended March 31,
	2016	2015
Investments purchased from related parties:
Fixed maturities	$-	$30,356
Limited partnerships	10,000	-
Investments sold to related parties:
Fixed maturities	$62,859	$21,403

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2016 and December 31, 2015, the Company’s estimated liability for future guaranty fund assessments was $144. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In addition, the Company has a receivable for future premium tax deductions of $4,240 at March 31, 2016 and December 31, 2015.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of March 31, 2016. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of March 31, 2016, no such disclosures were considered necessary.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three month ended March 31:

	Annuity	Life Insurance	Total
Three months ended March 31, 2016
Net revenues (a)	$36,701	$15,997	$52,698
Amortization (accretion) of VOBA	1,733	3,647	5,380
Policy benefits (net of reinsurance recoveries)	28,653	14,401	43,054
Income tax expense (benefit)	1,277	(1,277)	-
Net income	(5,061)	(1,543)	(6,604)

Three months ended March 31, 2015
Net revenues (a)	$19,606	$19,112	$38,718
Amortization of VOBA	1,226	3,628	4,854
Policy benefits (net of reinsurance recoveries)	4,562	8,743	13,305
Income tax expense (benefit)	(1,257)	1,257	-
Net income	5,953	4,700	10,653

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” look forward,” “should,” “believe” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control, of the Company, as defined below, which affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and the other risks and uncertainties detailed in this report and in the Risk Factors section in the Company’s 2015 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made except as required by the federal securities laws. The reader should, however, consult further disclosures the Company may make in future filings of its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Business Overview

Transamerica Advisors Life Insurance Company (“TALIC”, the “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of Transamerica Corporation which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is domiciled in Arkansas.

TALIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance and fixed contingent annuity markets of the financial services industry. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In the past, the Company offered the following guaranteed benefits within its variable annuity product suite: guaranteed minimum death benefits (“GMDB”) guaranteed minimum income benefits (“GMIB”) and guaranteed minimum withdrawal benefits (“GMWB”). In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. As of November 22, 2015, the Company no longer issues CDAs to new investors. Existing certificate owners of the CDA may continue to make subsequent contributions, as permitted by the terms of the CDA contract.

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

Deposits

Total direct deposits (including internal exchanges) were $0.6 million and $5.3 million for the three months ended March 31, 2016 and 2015, respectively. Internal exchanges were $1.3 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At March 31, 2016, the Company’s assets were $9.1 billion or $42.2 million lower than the $9.2 billion in assets at December 31, 2015. Assets excluding Separate Accounts assets increased $144.5 million during the first quarter of 2016. Separate Accounts assets, which represent 63% of total assets, decreased $186.7 million to $5.7 billion. Changes in Separate Accounts assets were as follows:

	Three Months Ended March 31,
(dollars in millions)	2016	2015

Investment performance	$(19.8)	$144.5
Deposits	0.3	5.1
Policy fees and charges	(34.1)	(38.4)
Surrenders, benefits and withdrawals	(133.1)	(188.0)

Net change	$(186.7)	$(76.8)

During the three months ended March 31, 2016 and 2015, fixed contract owner deposits were less than $0.1 million. During the three months ended March 31, 2016 and 2015, fixed contract owner withdrawals were $20.1 million and $22.3 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium-term interest rates, and the corporate credit environment which affects credit quality and causes fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended March 31, 2016, the Dow and S&P increased 1%, while the NASDAQ decreased 3% from December 31, 2015.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 41% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2016. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2016, average variable account balances decreased $1.1 billion (or 17%) to $5.6 billion as compared to the same period in 2015.

Fluctuations in the U.S. equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the contracts it enters into. Minimal or negative investment performance generally results in greater exposure to guarantee provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long term cost of guaranteed benefits, it will need to establish higher guaranteed benefit liabilities than it has established in the past.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended March 31,
	2016	2015
Average medium term interest rate yield (a)	0.84%	0.73%
Decrease in medium term interest rates (in basis points)	(31)	(13)
Credit spreads (in basis points) (b)	149	109
Expanding (contracting) of credit spreads (in basis points)	4	(6)
Increase (decrease) on market valuations (in millions) of Available-for-sale (“AFS”) investment securities	$46.2	$ 26.8

Net change in market valuations	$46.2	$ 26.8

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as available-for-sale (“AFS”) and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. On a monthly basis, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value. At March 31, 2016 and December 31, 2015, approximately $113.2 million (or 6.7%) and $110.9 million (or 6.5%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either: a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non-credit portion). The credit loss is recognized in earnings and the non-credit loss is recognized in other comprehensive income (“OCI”), net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non-credit OTTI was previously recognized in OCI in OCI-OTTI.

For the three months ended March 31, 2016, the Company recorded an OTTI in income of $3.7 million, with no associated value of business acquired amortization. For the three months ended March 31, 2015, the Company did not record an OTTI in income.

Debt securities are monitored individually for impairments based on our asset specialists’ expectations of payment interruption in the next 12-18 months. The probability of interruption is based on assessments of capital markets, funding needs and the liquidity profile of the issuer. As of the balance sheet date, the Company impaired its holdings in one energy company due to low oil and natural gas prices, liquidity concerns as the company drew down on its revolver and the drop in forward gas and oil price and, recognized a small re-impairment on an ABS Subprime security due to an adverse change in cash flows.

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

At March 31, 2016 and December 31, 2015, there was $97.0 million and $92.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at March 31, 2016 and December 31, 2015 was $99.2 million and $92.9 million, respectively. There were no impaired mortgage loans at March 31, 2016. At March 31, 2016 and December 31, 2015, the general reserve was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At March 31, 2016 and December 31, 2015, there were no commercial mortgage loans that had two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivatives and Hedge Accounting

In Q4 2015, the Company’s GMWB dynamic hedge program targets were realigned to reduce structural differences in hedge position that had previously created earnings volatility. In an effort to align hedge programs with earnings presentation and reduce the Company’s earnings volatility management changed the hedge model from economic basis to a non-qualifying fair value basis at December 31, 2015. This is consistent with the Company’s GAAP reporting framework. In addition to the change to the basis of hedge position, management expanded the risk coverage for the Company’s GMWB by moving to three hedges (Equity: Delta/Gamma, Interest Rate: Rho). Only the Equity Delta hedge was included in the program before this change. This helped reduce the hedge mismatch as the majority of the market impacts are hedged through the additional equity and interest rate coverage.

Management considers the hedge to be more effective with the changes discussed above. Moving to non-qualifying fair value hedge reduced the undesired hedge mismatch associated with the hedging positions that were not calculated consistently with the reporting framework. More market risks are now hedged by adding equity (Gamma) hedges and interest rate (Rho) hedges which reduces the hedge mismatch and improves the hedge effectiveness.

For further discussion of the Company’s use of derivatives, see the Results of Operations and Note 3 to the Financial Statements.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all of the risks and rewards of asset ownership. The loaned securities are included in fixed maturity AFS securities in the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities.

The following table provides a summary of the securities under securities lending agreements for the periods ended:

(dollars in millions)	March 31, 2016	December 31, 2015
Payables for collateral under securities loaned	$194.9	$194.5
Amortized cost of securities out on loan	156.5	162.7
Estimated fair value of securities out on loan	191.4	188.7

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking.” At March 31, 2016 and December 31, 2015, the Company’s VOBA asset was $249.0 million and $259.5 million, respectively. For the three months ended March 31, 2016, and 2015, the favorable impact to pre-tax net income related to VOBA unlocking was less than $0.1 million, and $0.1 million, respectively. See Note 4 to the Financial Statement for further discussion.

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

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for the group of acquired contracts. DAC are subject to recoverability testing at the time of the policy issuance and loss recognition testing at the end of each reporting period. At March 31, 2016 and December 31, 2015, variable annuities accounted for the Company’s entire DAC asset of $36.6 million and $37.5 million, respectively.

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

For the three months ended March 31, 2016 and 2015, there was a favorable (unfavorable) impact to pre-tax net income related to DAC unlocking of less than ($0.1) million. See Note 4 to the Financial Statements for further discussion.

DSI

The Company offers a sales inducement whereby the contract owner receives a bonus that increases the initial account balance by an amount equal to a specified percentage of the contract owner’s additional deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At March 31, 2016 and 2015, variable annuities accounted for the Company’s entire DSI asset of $8.3 million and $9.7 million, respectively. For the three months ended March 31, 2016, and 2015, there was a favorable (unfavorable) impact to pre-tax income related to unlocking of less than ($0.1) million.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at each of March 31, 2016 and 2015.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at March 31, 2016 and December 31, 2015 were $1.1billion and $1.2 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At March 31, 2016 and December 31, 2015, future policy benefits were $547.7 million and $518.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At March 31, 2016 and December 31, 2015, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	March 31, 2016	December 31, 2015
GMDB liability	$139.1	$131.4
GMIB liability	105.3	95.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised. For the three months ended March 31, 2016 and 2015, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was ($14.6) million and $8.1 million, respectively.

Future policy benefits also include liabilities, which can be either positive or negative, for contracts containing GMWB and SALB provisions based on the fair value of the underlying benefit. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. The fair values of these guarantees are calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Currently, the Company does not hedge the risks associated with the SALB.

At March 31, 2016 and December 31, 2015, GMWB liability and GMIB reinsurance asset were as follows:

(dollars in millions)	March 31, 2016	December 31, 2015
GMWB liability	$74.1	$60.6
GMIB reinsurance asset	(70.8)	(61.4)

At March 31, 2016 and 2015, the future policy benefits for the SALB liability were $0.5 million.

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

The valuation allowance for deferred tax assets at March 31, 2016 and December 31, 2015 was $120.9 million and $130.9 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2016 and December 31, 2015 were:

	March 31, 2016
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$279.1	$21.9	$(0.9)	$300.1	18%
Industrial	613.4	42.8	(9.0)	647.2	38
Utility	70.0	6.4	(0.5)	75.9	4
Asset-backed securities
Housing related	18.7	2.8	-	21.5	1
Credit cards	17.2	-	-	17.2	1
Structured settlements	5.7	0.1	(0.1)	5.7	1
Autos	18.2	-	-	18.2	1
Timeshare	1.2	-	-	1.2	0
Other	17.4	-	(0.6)	16.8	1
Commercial mortgage-backed securities - non agency backed	80.3	3.0	(0.1)	83.2	5
Residential mortgage-backed securities
Agency backed	71.1	2.0	-	73.1	4
Non agency backed	27.3	0.5	(0.8)	27.0	2
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	294.1	72.0	-	366.1	22
Foreign	6.6	1.6	-	8.2	0

Total fixed maturity AFS securities	1,521.2	153.1	(12.1)	1,662.2	98
Equity AFS securities
Banking securities	26.7	1.8	(1.3)	27.2	2
Industrial securities	5.8	0.2	-	6.0	0

Total equity AFS securities	32.5	2.0	(1.3)	33.2	2

Total fixed maturity and equity AFS securities	$1,553.7	$155.1	$(13.4)	$1,695.4	100%

	December 31, 2015
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$282.7	$19.5	$(0.9)	$301.3	18%
Industrial	620.6	33.4	(17.3)	636.7	37
Utility	74.6	4.8	(0.6)	78.8	5
Asset-backed securities
Housing related	19.0	3.6	-	22.6	1
Credit cards	25.8	-	-	25.8	2
Structured settlements	14.6	0.4	(0.1)	14.9	1
Autos	40.7	-	(0.1)	40.6	2
Timeshare	1.4	-	-	1.4	0
Other	17.5	0.1	(0.3)	17.3	1
Commercial mortgage-backed securities - non agency backed	70.1	1.9	(0.3)	71.7	4
Residential mortgage-backed securities
Agency backed	29.1	1.6	-	30.7	2
Non agency backed	27.4	1.2	(0.1)	28.5	2
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	339.7	46.6	-	386.3	23
Foreign	6.6	1.3	-	7.9	0

Total fixed maturity AFS securities	1,570.7	114.4	(19.8)	1,665.3	98
Equity AFS securities
Banking securities	28.0	1.8	(1.1)	28.7	2
Industrial securities	5.8	0.2	-	6.0	0

Total equity AFS securities	33.8	2.0	(1.1)	34.7	2

Total fixed maturity and equity AFS securities	$1,604.5	$116.4	$(20.9)	$1,700.0	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2016. Only six issuers represent more than 5% of the total unrealized loss position. Of the six, four are Investment Grade Corp Non-Convertible holdings with $3million of unrealized loss and the remaining two are High Yield Corp Non-Convertible holdings with $1.8 million of unrealized loss.

Unrealized gains (losses) incurred during 2016 and 2015 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities are as follows:

	March 31, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$8.3	$8.4	$(0.1)
Industrial	29.2	29.9	(0.7)
Utility	3.9	4.3	(0.4)
Asset-backed securities
Structured settlements	3.8	3.8	-
Credit cards	13.1	13.1	-
Autos	4.5	4.5	-
Other	12.0	12.4	(0.4)
Commercial mortgage-backed securities - non agency backed	2.8	2.8	-

Total fixed maturity and equity securities	$77.6	$79.2	$(1.6)

Greater than six months but less than or equal to one year
Corporate securities
Industrial	$33.5	$35.6	$(2.1)
Utility	1.1	1.1	-
Asset-backed securities - timeshare	0.4	0.4	-
Commercial mortgage-backed securities - non agency backed	2.5	2.5	-

Total fixed maturity and equity securities	$37.5	$39.6	$(2.1)

Greater than one year
Corporate securities
Financial services	$6.8	$7.0	$(0.2)
Corporate securities - industrial	10.0	11.4	(1.4)
Asset-backed securities - other	4.9	5.0	(0.1)
Equity securities - banking securities	7.4	8.5	(1.1)

Total fixed maturity and equity securities	$29.1	$31.9	$(2.8)

Total of all investment grade AFS securities
Corporate securities
Financial services	$15.1	$15.4	$(0.3)
Industrial	72.7	76.9	(4.2)
Utility	5.0	5.4	(0.4)
Asset-backed securities
Structured settlements	3.8	3.8	-
Credit cards	13.1	13.1	-
Autos	4.5	4.5	-
Other	16.9	17.4	(0.5)
Timeshare	0.4	0.4	-
Commercial mortgage-backed securities - non agency backed	5.3	5.3	-
Equity securities - banking securities	7.4	8.5	(1.1)

Total investment grade AFS securities	$144.2	$150.7	$(6.5)

Total number of securities in a continuous unrealized loss position			69

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$26.9	$27.0	$(0.1)
Industrial	76.6	81.8	(5.2)
Utility	6.9	7.4	(0.5)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	8.8	8.9	(0.1)
Timeshare	1.0	1.0	-
Commercial mortgage-backed securities - non agency backed	17.2	17.5	(0.3)
Government and government agencies - United States	18.5	18.5	-

Total fixed maturity and equity securities	$202.4	$208.8	$(6.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$6.6	$7.0	$(0.4)
Industrial	12.4	13.5	(1.1)
Utility	1.0	1.1	(0.1)
Asset-backed securities - timeshare	0.5	0.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$21.5	$23.1	$(1.6)

Greater than one year
Corporate securities -industrial	$7.4	$9.9	$(2.5)
Asset-backed securities - other	4.8	5.0	(0.2)
Equity securities - banking securities	7.7	8.5	(0.8)

Total fixed maturity and equity securities	$19.9	$23.4	$(3.5)

Total of all investment grade AFS securities
Corporate securities
Financial services	$33.5	$34.0	$(0.5)
Industrial	96.4	105.2	(8.8)
Utility	7.9	8.5	(0.6)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	13.6	13.9	(0.3)
Timeshare	1.5	1.5	-
Commercial mortgage-backed securities - non agency backed	18.2	18.5	(0.3)
Government and government agencies - United States	18.5	18.5	-
Equity securities - banking securities	7.7	8.5	(0.8)

Total investment grade AFS securities	$243.8	$255.3	$(11.5)

Total number of securities in a continuous unrealized loss position			112

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	March 31, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.1	$3.6	$(0.5)
Industrial	6.3	7.1	(0.8)
Utility	9.9	10.0	(0.1)
Asset-backed securities - housing related	2.5	2.6	(0.1)
Residential mortgage-backed securities - non agency backed	23.8	24.5	(0.7)

Total fixed maturity and equity securities	$45.6	$47.8	$(2.2)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	3.1	3.2	(0.1)
Industrial	16.2	18.5	(2.3)
Residential mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$20.3	$22.7	$(2.4)

Greater than one year
Corporate securities - industrial	2.1	4.1	(2.0)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.6	1.8	(0.2)

Total fixed maturity and equity securities	$4.5	$6.8	$(2.3)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$6.2	$6.8	$(0.6)
Industrial	24.6	29.7	(5.1)
Utility	9.9	10.0	(0.1)
Asset-backed securities - housing related	2.5	2.6	(0.1)
Residential mortgage-backed securities - non agency backed	24.8	25.5	(0.7)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.6	1.8	(0.2)

Total below investment grade AFS securities	$70.4	$77.3	$(6.9)

Total number of securities in a continuous unrealized loss position			30

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.3	$3.6	$(0.3)
Industrial	17.1	20.1	(3.0)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	3.9	4.0	(0.1)

Total fixed maturity and equity securities	$27.0	$30.4	$(3.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$3.1	$3.2	$(0.1)
Industrial	4.7	5.7	(1.0)
Residential mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$8.8	$9.9	$(1.1)

Greater than one year
Corporate securities - industrial	$1.2	$5.7	$(4.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total fixed maturity and equity securities	$3.5	$8.4	$(4.9)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$6.4	$6.8	$(0.4)
Industrial	23.0	31.5	(8.5)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	4.9	5.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total below investment grade AFS securities	$39.3	$48.7	$(9.4)

Total number of securities in a continuous unrealized loss position			21

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 51% and 45% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2016 and December 31, 2015, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2015.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows:

		March 31, 2016
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$45.6	$47.8	$(2.2)

		45.6	47.8	(2.2)

Greater than six months but less than or equal to one year	70% to 100%	$20.3	$22.7	$(2.4)

		20.3	22.7	(2.4)

Greater than one year	70% to 100%	$2.8	$3.1	$(0.3)
	40% to 70%	1.7	3.7	(2.0)

		4.5	6.8	(2.3)

Total		$70.4	$77.3	$(6.9)

		December 31, 2015
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$24.0	$25.4	$(1.4)
	40% to 70%	3.0	5.0	(2.0)

		27.0	30.4	(3.4)

Greater than six months but less than or equal to one year	70% to 100%	$8.8	$9.9	$(1.1)
		8.8	9.9	(1.1)

Greater than one year	70% to 100%	$2.3	$2.7	$(0.4)
	Below 40%	1.2	5.7	(4.5)

		3.5	8.4	(4.9)

Total		$39.3	$48.7	$(9.4)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Subprime Mortgage Investments

Subprime mortgages are loans to homebuyers who have weak or impaired credit histories. Through 2008, the market for these loans had expanded rapidly. During that time, however, lending practices and credit assessment standards grew steadily weaker. As a result, the market experienced a sharp increase in the number of loan defaults. Investors in subprime mortgage assets include not only mortgage lenders, but also brokers, hedge funds, and insurance companies. The Company does not currently invest in or originate whole loan residential mortgages. The Company categorizes Asset-backed securities (“ABS”) issued by a securitization trust as having subprime mortgage exposure when the average credit score of the underlying mortgage borrowers in a securitization trust is below 660 at issuance. The Company also categorizes ABS issued by a securitization trust with second lien mortgages as subprime mortgage exposure, even though a significant percentage of second lien mortgage borrowers may not necessarily have credit scores below 660 at issuance.

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage March 31, 2016 and December 31, 2015:

	March 31, 2016
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
Below BBB	$15.7	$17.6	$1.9
Second lien (a)
Below BBB	-	0.4	0.4

Total	$15.7	$18.0	$2.3

	December 31, 2015
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
Below BBB	$15.9	$18.4	$2.5
Second lien (a)
Below BBB	-	0.7	0.7

Total	$15.9	$19.1	$3.2

	March 31, 2016
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
Below BBB	$2.2	$-	$3.4	$12.0	$17.6
Second lien (a)
Below BBB	-	-	0.4	-	0.4

Total	$2.2	$-	$3.8	$12.0	$18.0

	December 31, 2015
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
Below BBB	$2.3	$-	$3.5	$12.6	$18.4
Second lien (a)
Below BBB	-	-	0.7	-	0.7

Total	$2.3	$-	$4.2	$12.6	$19.1

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2016 and December 31, 2015, the Company’s assets included $2.1 billion and $2.0 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the three months ended March 31, 2016 and 2015, the Company did not pay any dividends to Transamerica Corporation. During the first three months ended March 31, 2016 and 2015, the Company paid a $30.5 million return of capital to and received capital contributions of $10.6 million from Transamerica Corporation, respectively.

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

The following table summarizes the Company’s ratings at May 11, 2016:

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

Commitments and Contingencies

The following table summarizes the Company’s obligations to policyholders at March 31, 2016:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$169.1	$304.8	$269.0	$1,675.6	$2,418.5
Separate Accounts (a)	615.5	1,093.7	962.2	4,935.6	7,607.0

	$784.6	$1,398.5	$1,231.2	$6,611.2	$10,025.5

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

The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At March 31, 2016 and December 31, 2015, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $4.2 million at March 31, 2016 and December 31, 2015. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended March 31, 2016 and 2015, the Company recorded net income (loss) of ($6.6) million and $10.7 million, respectively. The decrease in net income during the three months ended March 31, 2016 as compared to the same period in 2015 was primarily due to increased policy benefits which are partially offset by increase in derivative gains.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Asset-based policy charge revenue	$21.4	$25.6	$(4.2)
Reinsurance premiums ceded	(1.1)	(1.1)	-
Guaranteed benefit based policy charge revenue	5.4	5.8	(0.4)
Non-asset based policy charge revenue	11.3	12.5	(1.2)

Total policy charge revenue	$37.0	$42.8	$(5.8)

Net derivative gains were $3.4 million during the three months ended March 31, 2016 as compared to the net derivative losses of ($20.9) during the same period in 2015. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Short futures	$(1.3)	$(1.3)	$-
Long futures	3.8	-	3.8	(a)
Variance swaps	(0.6)	(1.2)	0.6
Total return swaps	(6.0)	(19.3)	13.3	(b)
Options (puts and calls)	(1.5)	-	(1.5)
Interest rate swaps	8.7	-	8.7	(c)
Credit default swaps	0.3	0.9	(0.6)

Total net derivative gains (losses)	$3.4	$(20.9)	$24.3

(a)

The Company entered into long positions on bond futures contracts for the first time in November of 2015. The $3.9 million in realized gains reflected in 2016 are a result of the downward shift in the rate curve, which subsequently increased the value of the underlying bond.

(b)

Short positions on equity-linked total return swaps (TRS) saw losses in 2016 that were much less severe as compared to 2015, driven by equity market performance and varying reset dates. Equity markets increased at a faster pace and ended much higher in the first quarter of 2015, which led to higher losses on short TRS positions. Conversely, the U-shaped equity market performance and flatter QTD performance in the first quarter of 2016 led to gains early in the quarter which were able to offset the larger losses that came at the end of the quarter.

(c)	Receive fixed vanilla interest rate swaps purchased in late 2015 and early 2016 generated $8.7 million in mark to market gains resulting from the downward shift in the rate curve.

Policy benefits increased $29.8 million during the three months ended March 31, 2016 as compared to the same period in 2015. The following table provides the changes in policy benefits by type:

	Three Months Ended March 31,
(dollars in millions)	2016	2015	Change
Annuity benefit unlocking	$14.6	$(8.0)	$22.6	(a)
Annuity benefit expense	13.9	12.9	1.0	(b)
Amortization of deferred sales inducements	0.2	(0.3)	0.5
Life insurance mortality expense	14.4	8.7	5.7	(c)

Total policy benefits	$43.1	$13.3	$29.8

(a)	See the Critical Accounting Policies and Estimates section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of annuity benefit unlocking.
(b)

During the three months ended March 31, 2016 the increase in annuity benefit expense was driven by an increase in reserves due to interest rates continuing to decline when compared to the same period in 2015.

(c)	During the three months ended March 31, 2016 the increase in mortality expense was related to an increase in claims when compared to the same period in 2015.

Amortization (accretion) of DAC was $0.9 million and ($1.4) million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, there was an unfavorable impact to pre-tax income related to DAC unlocking of less than $0.1 million. During the three months ended March 31, 2015 lower gross profits resulted in increased DAC accretion.

Amortization of VOBA was $5.4 million and $4.9 for the three months ended March 31, 2016 and 2015, which included unfavorable unlocking of less than $0.1 million. During the three months ended March 31, 2016, lower gross profits resulted in increased VOBA amortization compared to the same period in 2015.

Insurance expenses and taxes decreased $1.4 million during the three months ended March 31, 2016 as compared to the same period in 2015. The following table provides the changes in insurance expenses and taxes for each respective period:

	Twelve Months Ended March 31,
(dollars in millions)	2016	2015	Change
Commissions	$6.7	$7.8	$(1.1)
General insurance expenses	3.0	3.4	(0.4)
Taxes, licenses, and fees	0.2	0.1	0.1

Total insurance expenses and taxes	$9.9	$11.3	$(1.4)

Segment Information

The products that comprise the Annuity and Life Insurance segments generally possess similar economic characteristics. As such, the financial condition and results of operations of each business segment are generally consistent with the Company’s consolidated financial condition and results of operations presented herein.

Item 4. Controls and Procedures

The Company’s Disclosure Committee assists with the monitoring and evaluation of the Company’s disclosure controls and procedures. The Company’s President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the persons performing the functions of President and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company is the subject of inquiries and market conduct examinations with a focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, administrative penalties and changes in our procedures for the identification of unreported claims and handling of escheatable property. The Company does not believe that any regulatory actions or agreements that result from these examinations will have a material adverse impact on our ability to meet our obligations.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015. The risks described in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. Although the Company stopped offering new CDAs as of November 22, 2015, there is still a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs with SALBs and therefore require more stringent regulations that would apply to its outstanding SALB obligations, which could adversely affect the probability of such obligations.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: May 13, 2016	/s/ Michiel van Katwijk
Michiel van Katwijk
Acting Chief Financial Officer, Treasurer

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Acting Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.