Form 10-Q
period 2016-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2016-08-12
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

FINAL

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

(dollars in thousands, except share data)	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2016 - $1,563,773; 2015 - $1,570,693)	$1,745,072	$1,665,337
Equity available-for-sale securities, at estimated fair value (cost: 2016 - $32,548; 2015 - $33,777 )	33,827	34,667
Limited partnerships	69,489	63,489
Mortgage loans on real estate	106,949	92,914
Policy loans	639,350	661,466
Derivative assets	1,123	10,893

Total investments	2,595,810	2,528,766

Cash and cash equivalents	332,075	236,482
Accrued investment income	36,947	34,481
Deferred policy acquisition costs	37,078	37,500
Deferred sales inducements	8,420	8,517
Value of business acquired	234,554	259,493
Goodwill	2,800	2,800
Income tax asset	1,512	1,512
Reinsurance receivables	541	68
Affiliated short-term note receivable	-	25,000
Receivable for investments sold - net	-	777
Other assets	25,075	28,448
Recoverable of ceded Guaranteed Minimum Income Benefits embedded derivatives, at fair value	73,834	61,426
Separate Accounts assets	5,668,318	5,940,665

Total Assets	$9,016,964	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	June 30, 2016	December 31, 2015
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,118,444	$1,154,871
Future policy benefits	552,500	518,911
Claims and claims settlement expenses	33,187	32,410

Total policyholder liabilities and accruals	1,704,131	1,706,192

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	297,136	194,537
Checks not yet presented for payment	9,489	9,918
Derivative liabilities	2,470	13,075
Income tax liability	2,086	2,086
Affiliated payables - net	5,439	2,875
Reinsurance payables	211	-
Payable for investments purchased - net	45,952	-
Other liabilities	4,552	5,086
Separate Accounts liabilities	5,668,318	5,940,665

Total Liabilities	7,739,784	7,874,434

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,500,656	1,514,157
Accumulated other comprehensive income, net of taxes	131,674	56,591
Retained deficit	(357,650)	(281,747)

Total Stockholder’s Equity	1,277,180	1,291,501

Total Liabilities and Stockholder’s Equity	$9,016,964	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$37,860	$42,745	$74,899	$85,461
Net investment income	27,614	28,416	54,066	57,943
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	(1,015)	(1,764)	(4,563)	(1,764)
Portion of other-than-temporary impairments previously recognized in other comprehensive income (loss)	-	(102)	(121)	(102)

Net other-than-temporary impairment losses on securities recognized in income	(1,015)	(1,866)	(4,684)	(1,866)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	1,072	720	4,607	863

Net realized investment gains (losses)	57	(1,146)	(77)	(1,003)

Net derivative losses	(6,665)	(13,291)	(3,294)	(34,213)

Total Revenues	58,866	56,724	125,594	108,188

Benefits and Expenses
Interest credited to policyholder liabilities	13,953	13,546	27,983	26,292
Policy benefits (net of reinsurance recoveries: 2016 - $420; $1,207; 2015 - $1,456; $2,032)	21,859	24,526	64,913	37,831
Amortization (accretion) of deferred policy acquisition costs	(500)	5,189	442	3,838
Amortization of value of business acquired	7,611	6,779	12,991	11,633
Insurance expenses and taxes	10,242	11,639	20,168	22,896

Total Benefits and Expenses	53,165	61,679	126,497	102,490

Income (Loss) Before Taxes	5,701	(4,955)	(903)	5,698

Income Tax Expense (Benefit)	-	-	-	-

Net Income (Loss)	$5,701	$(4,955)	$(903)	$5,698

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net Income (Loss)	$5,701	$(4,955)	$(903)	$5,698

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	40,686	(68,253)	89,409	(42,682)
Reclassification adjustment for (gains) losses included in net income (loss)	68	(42)	(1,732)	1,120

	40,754	(68,295)	87,677	(41,562)

Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	1,290	(362)	140	726
Reclassification adjustment for (gains) losses included in net income (loss)	513	626	316	(174)

	1,803	264	456	552

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	100	(33)	(755)	29
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	102	121	102

	100	69	(634)	131

Adjustments
Value of business acquired	(7,318)	8,881	(12,416)	5,719

	(7,318)	8,881	(12,416)	5,719

Total other comprehensive income (loss), net of taxes	35,339	(59,081)	75,083	(35,160)

Comprehensive Income (Loss)	$41,040	$(64,036)	$74,180	$(29,462)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
	(unaudited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,514,157	$1,545,665
Capital contributions from AEGON USA, LLC	-	68,492
Return of capital to Transamerica Corporation /AEGON USA, LLC	(13,501)	(100,000)

Balance at end of period	$1,500,656	$1,514,157

Accumulated Other Comprehensive Income
Balance at beginning of period	$56,591	$109,242
Total other comprehensive income (loss), net of taxes	75,083	(52,651)

Balance at end of period	$131,674	$56,591

Retained Deficit
Balance at beginning of period	$(281,747)	$(295,405)
Net income (loss)	(903)	13,658
Cash dividend paid to Transamerica Corporation	(75,000)	-

Balance at end of period	$(357,650)	$(281,747)

Total Stockholder’s Equity	$1,277,180	$1,291,501

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(903)	$5,698
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	422	3,764
Change in deferred sales inducements	97	864
Change in value of business acquired	12,991	11,633
Change in benefit reserves, net of change in ceded reinsurance recoverable	26,308	2,415
Change in income tax accruals	-	9
Change in claims and claims settlement expenses	777	6,009
Change in other operating assets and liabilities - net	(10,033)	2,389
Change in checks not yet presented for payment	(429)	(6,272)
Amortization of investments	(452)	1,770
Limited partnership asset distributions	1	-
Interest credited to policyholder liabilities	27,983	26,292
Net derivative gains	3,294	34,213
Net realized investment losses	77	1,003

Net cash and cash equivalents provided by operating activities	60,133	89,787

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	199,431	92,490
Maturities of available-for-sale securities and mortgage loans	138,364	189,440
Purchases of available-for-sale securities and mortgage loans	(297,825)	(257,896)
Sales of limited partnerships	2,516	252
Purchases of limited partnerships	(11,145)	-
Change in affiliated short-term note receivable	25,000	(25,000)
Cash received in connection with derivatives	21,338	18,547
Cash paid in connection with derivatives	(34,410)	(82,632)
Policy loans on insurance contracts - net	22,116	15,921
Net settlement on futures contracts	4,532	(1,359)
Other	2,628	(1,557)

Net cash and cash equivalents provided by/(used in) investing activities	$72,545	$(51,794)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended June 30,
(dollars in thousands)	2016	2015
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$5,510	$9,834
Policyholder withdrawals	(75,048)	(70,697)
Capital contributions from AEGON USA, LLC	-	6,842
Cash dividend paid to Transamerica Corporation	(75,000)	-
Return of capital to Transamerica Corporation (a)	(12)	-
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	107,465	2,170

Net cash and cash equivalents used in financing activities	(37,085)	(51,851)

Net increase (decrease) in cash and cash equivalents (b)	95,593	(13,859)
Cash and cash equivalents, beginning of year	236,482	235,034

Cash and cash equivalents, end of period	$332,075	$221,176

(a)	Not included in return of capital to Transamerica Corporation is the amount payable to Transamerica Corporation in connection with the tax allocation agreement of $13,489. The amount payable is presented on the Balance Sheets within the affiliated payables - net line item.
(b)	Included in net increase in cash and cash equivalents is interest paid (2016 - $37; 2015 - $8).

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

The interim Financial Statements are unaudited; all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the 2015 Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Future Accounting Guidance

Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The following are the main provisions. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Although credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, the amendments in this Update require that credit losses be presented as an allowance rather than as a write-down. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of this Update is permitted only as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is evaluating the impact that adoption of this Update will have on its consolidated financial statements.

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instrument

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. That is, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. An entity is required to assess the embedded call (put) options solely in accordance with the existing four-step decision sequence which are whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments in this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is currently evaluating the impact that implementation of this Update will have on its financial statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. That is, the reporting entity must still consider whether there is a change in the counterparty’s creditworthiness in determining whether the hedging relationship continues to qualify for hedge accounting. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact that implementation of this Update will have on its financial statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. An entity may use either of two transition methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company has not yet selected a transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in Topic 606. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date by one year. As a result, these updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application of these updates is permitted only as of fiscal years beginning after December 15, 2016. The company is evaluating the impact that adoption of these updates will have on the Company’s financial position and results of operation.

ASU 2016-01, Financial Instruments - Overall

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For the Company, the amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With certain exceptions, early adoption is not permitted. The amendments in this guidance are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for those related to equity securities without readily determinable fair values (including disclosure requirements) which are to be applied prospectively to equity investments that exist as of the date of adoption of the update. The Company is currently evaluating the impact that these updates will have on the Company’s financial statements and disclosures.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$1,022,552	$-	$1,022,552
Asset-backed securities	-	77,637	6,760	84,397
Commercial mortgage-backed securities	-	81,517	-	81,517
Residential mortgage-backed securities	-	161,539	-	161,539
Municipals	-	807	-	807
Government and government agencies
United States	386,018	-	-	386,018
Foreign	1,525	6,717	-	8,242

Total fixed maturity AFS securities (a)	$387,543	$1,350,769	$6,760	$1,745,072
Equity AFS securities (a)
Banking securities	$-	$27,938	$-	$27,938
Industrial securities	-	5,889	-	5,889

Total equity AFS securities (a)	$-	$33,827	$-	$33,827
Cash equivalents (b)	-	330,702	-	330,702
Derivative assets (c)	-	1,123	-	1,123
Limited partnerships (d)	-	59,113	10,376	69,489
Fair value recoverable of ceded GMIB embedded derivatives (e)	-	-	73,834	73,834
Separate Accounts assets (f)	5,668,318	-	-	5,668,318

Total assets	$6,055,861	$1,775,534	$90,970	$7,922,365

Liabilities
Future policy benefits (embedded derivatives only) (g)	$-	$-	$85,001	$85,001
Derivative liabilities (c)	-	2,470	-	2,470

Total liabilities	$-	$2,470	$85,001	$87,471

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,016,792	$-	$1,016,792
Asset-backed securities	-	115,988	6,666	122,654
Commercial mortgage-backed securities	-	71,683	-	71,683
Residential mortgage-backed securities	-	59,265	-	59,265
Municipals	-	807	-	807
Government and government agencies
United States	386,288	-	-	386,288
Foreign	1,499	6,349	-	7,848

Total fixed maturity AFS securities (a)	$387,787	1,270,884	$6,666	$1,665,337
Equity AFS securities (a)
Banking securities	$-	$28,673	$-	$28,673
Industrial securities	-	5,994	-	5,994

Total equity AFS securities (a)	$-	$34,667	$-	$34,667
Cash equivalents (b)	-	234,500	-	234,500
Derivative assets (c)	-	10,893	-	10,893
Limited partnerships (d)	-	61,373	2,116	63,489
Fair value recoverable of ceded GMIB embedded derivatives (e)	-	-	61,426	61,426
Separate Accounts assets (f)	5,940,665	-	-	5,940,665

Total assets	$6,328,452	$1,612,317	$70,208	$8,010,977

Liabilities
Future policy benefits (embedded derivatives only) (g)	$-	$-	$61,129	$61,129
Derivative liabilities (c)	-	13,075	-	13,075

Total liabilities	$-	$13,075	$61,129	$74,204

(a)

Securities are classified as Level 1 if the fair value is determined by observable inputs that reflect quoted prices for identical assets in active markets that the Company has the ability to access at the measurement date. Level 1 securities primarily include highly liquid U.S. Treasury and U.S. government agency securities. Securities are classified as Level 2 if the fair value is determined by observable inputs, other than quoted prices included in Level 1, for the asset or prices for similar assets. Securities are classified as Level 3 if the valuations are derived from techniques in which one or more of the significant inputs are unobservable. Level 3 consists principally of fixed maturity securities whose fair value is estimated based on non-binding broker quotes and internal models. These internal models primarily use projected cash flows discounted using relevant risk spreads and market interest rate curves. At June 30, 2016 and December 31, 2015, there were no fixed maturity AFS securities valued using internal models.

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
(g)

The Company issued contracts containing guaranteed minimum withdrawal benefit riders (“GMWB”) and obtained GMIB reinsurance. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. In addition, the Company issues SALB contracts which are required to be reported at fair value. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rates and actuarial assumptions. Since two of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

For the six months ended June 30, 2016 and twelve months ended December 31, 2015, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 assets at June 30, 2016 and December 31, 2015:

	Six Months Ended June 30, 2016		Twelve Months Ended December 31, 2015
	Limited Partnerships	Fixed Maturity AFS Securities	Limited Partnerships	Fixed Maturity AFS Securities
Balance at beginning of period (a)	$2,116	$6,666	$4,086	$8,474

Change in unrealized losses (b)	-	166	-	(376)
Purchases	11,145	-	-	1,999
Sales	(2,516)	(65)	(252)	(126)
Transfers into Level 3	-	1,947	-	2,049
Transfers out of Level 3	-	(1,954)	-	(5,354)
Changes in valuation (c)	(368)	-	(1,718)	-
Net realized investment gains (d)	(1)	-	-	-

Balance at end of period (a)	$10,376	$6,760	$2,116	$6,666

(a)	Recorded as a component of limited partnerships and fixed maturity AFS securities in the Balance Sheets.
(b)	Recorded as a component of Other Comprehensive Income (Loss) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net investment income in the Statements of Income.
(d)	Recorded as a component of net realized investment gains (losses) for fixed maturity and net investment income for limited partnerships in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. Level 3 fixed maturity securities at June 30, 2016 remained fairly consistent with the December 31, 2015 balance due to two asset backed securities being transferred from Level 2 to Level 3 due to the unavailability of market observable data (Level 2) during the second quarter of 2016. This was offset by the same two securities being transferred from Level 3 to Level 2 due to the availability of market observable data (Level 2) during the first quarter of 2016.

The Company’s Level 3 liabilities (assets) consist of provisions for GMWB, SALB and GMIB reinsurance. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB and SALB, an increase (decrease) in credit spread in isolation would result in a lower (higher) fair value liability measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value liability measurement. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets.

The expected market rates of returns are based on risk-free rates, such as the current London Inter-Bank Offered Rate (“LIBOR”) forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 50 basis points (“bps”) and 40 bps at June 30, 2016 and December 31, 2015, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.4% and 24.2% at June 30, 2016 and December 31, 2015, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2016 and December 31, 2015:

	Six Months Ended June 30, 2016			Twelve Months Ended December 31, 2015
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (a)	$60,618	$(61,426)	$511	$60,702	$(60,573)	$504

Changes in interest rates (b)	20,657	(13,069)	-	(1,890)	979	-
Changes in equity markets (b)	3,361	808	-	9,182	(1,976)	7
Other (b)	(146)	(147)	-	(7,376)	144	-

Balance at end of period (a)	$84,490	$(73,834)	$511	$60,618	$(61,426)	$511

(a)

GMWB and SALB are recorded as a component of future policy benefits in the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value in the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income.

During the six months ended June 30, 2016, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by change in interest rates and equity market performance. During 2015, the change in the fair value GMWB and GMIB reinsurance guarantees was primarily driven by lower than expected equity market performance and updated policy holder behavior assumptions.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at June 30, 2016 and December 31, 2015:

Description	June 30, 2016 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	3,821	Broker	See comment below (a)	See comment below (a)
Asset-backed securities	$2,939	Recent Purchase Price	Not applicable	Not applicable

Total fixed maturity securities	6,760
Limited partnership	10,376	Not applicable (a)	Not applicable (b)	Not applicable (b)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	73,834	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% -30%

Total assets	$90,970

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$84,490	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% -30%

Future policy benefits - SALB	511	See comment below (c)	See comment below (c)	See comment below (c)

Total liabilities	$85,001

Description	December 31, 2015 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$6,666	Broker	See comment below (a)	See comment below (a)

Total fixed maturity securities	6,666
Limited partnership	2,116	Not applicable (a)	Not applicable (b)	Not applicable (b)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	61,426	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%

Total assets	$70,208

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,618	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%

Future policy benefits - SALB	511	See comment below (c)	See comment below (c)	See comment below (c)

Total liabilities	$61,129

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

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$111,646	$111,646
Policy loans (b)	-	639,350	-	639,350

Total assets	$-	$639,350	$111,646	$750,996

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$92,923	$92,923
Policy loans (b)	-	661,466	-	661,466

Total assets	$-	$661,466	$92,923	$754,389

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and impairments reflected in other comprehensive income of investments in fixed maturity and equity AFS securities at June 30, 2016 and December 31, 2015 were:

	June 30, 2016
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$943,739	$84,492	$(5,679)	$1,022,552	$-
Asset-backed securities	82,028	2,780	(411)	84,397	(11)
Commercial mortgage-backed securities	77,311	4,217	(11)	81,517	-
Residential mortgage-backed securities	158,469	3,562	(492)	161,539	(27)
Municipals	911	-	(104)	807	-
Government and government agencies
United States	294,764	91,254	-	386,018	-
Foreign	6,551	1,691	-	8,242	-

Total fixed maturity AFS securities	$1,563,773	$187,996	$(6,697)	$1,745,072	$(38)

Equity AFS securities
Banking securities	$26,757	$1,794	$(613)	$27,938	$-
Industrial securities	5,791	98	-	5,889	-

Total equity AFS securities	$32,548	$1,892	$(613)	$33,827	$-

	December 31, 2015
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$977,900	$57,648	$(18,756)	$1,016,792	$-
Asset-backed securities	118,993	4,140	(479)	122,654	(42)
Commercial mortgage-backed securities	70,083	1,904	(304)	71,683	-
Residential mortgage-backed securities	56,527	2,819	(81)	59,265	-
Municipals	913	-	(106)	807	-
Government and government agencies
United States	339,686	46,634	(32)	386,288	-
Foreign	6,591	1,257	-	7,848	-

Total fixed maturity AFS securities	$1,570,693	$114,402	$(19,758)	$1,665,337	$(42)

Equity AFS securities
Banking securities	$27,986	$1,769	$(1,082)	$28,673	$-
Industrial securities	5,791	203	-	5,994	-

Total equity AFS securities	$33,777	$1,972	$(1,082)	$34,667	$-

(a) Represents other-than-temporary impairments (“OTTI”) in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $1,837 and $2,515 of unrealized gains at June 30, 2016 and December 31, 2015, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2016 and December 31, 2015 were:

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,461,611	$1,642,016	$1,467,677	$1,565,053
Below investment grade	102,162	103,056	103,016	100,284

Total fixed maturity AFS securities	$1,563,773	$1,745,072	$1,570,693	$1,665,337

At June 30, 2016 and December 31, 2015, the estimated fair value of fixed maturity securities rated BBB, which is the lowest investment grade rating given by S&P, was $68,640 and $79,958, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2016 and December 31, 2015 by contractual maturities were:

	June 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$72,334	$72,911	$64,114	$65,086
Due after one year through five years	535,068	577,160	564,707	599,965
Due after five years through ten years	151,972	163,110	230,858	230,815
Due after ten years	486,591	604,437	465,410	515,868

	1,245,965	1,417,618	1,325,089	1,411,734
Mortgage-backed securities and other asset-backed securities	317,808	327,454	245,604	253,603

Total fixed maturity AFS securities	$1,563,773	$1,745,072	$1,570,693	$1,665,337

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of accumulated other comprehensive income (“AOCI”), net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$8,146	$8,604	$(458)
Asset-backed securities	24,005	24,164	(159)
Commercial mortgage-backed securities	2,674	2,680	(6)
Residential mortgage-backed securities	14,465	14,793	(328)

Total fixed maturity and equity AFS securities	$49,290	$50,241	$(951)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$24,978	$27,383	$(2,405)
Asset-backed securities	6,734	6,887	(153)
Commercial mortgage-backed securities	481	486	(5)
Residential mortgage-backed securities	2,241	2,357	(116)

Total fixed maturity and equity AFS securities	$34,434	$37,113	$(2,679)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$26,157	$28,973	$(2,816)
Asset-backed securities	5,269	5,368	(99)
Residential mortgage-backed securities	817	865	(48)
Municipals	807	911	(104)
Equity AFS securities - banking securities	9,683	10,296	(613)

Total fixed maturity and equity AFS securities	$42,733	$46,413	$(3,680)

Total fixed maturity and equity AFS securities	$126,457	$133,767	$(7,310)

	December 31, 2015
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$130,718	$139,846	$(9,128)
Asset-backed securities	59,051	59,312	(261)
Commercial mortgage-backed securities	17,185	17,450	(265)
Residential mortgage-backed securities	3,896	3,966	(70)
Government and government agencies - United States	18,484	18,516	(32)

Total fixed maturity and equity AFS securities	$229,334	$239,090	$(9,756)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$27,872	$30,597	$(2,725)
Asset-backed securities	455	463	(8)
Commercial mortgage-backed securities	988	1,028	(40)
Residential mortgage-backed securities	1,020	1,030	(10)

Total fixed maturity and equity AFS securities	$30,335	$33,118	$(2,783)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,628	15,531	$(6,903)
Asset-backed securities	4,788	4,999	(211)
Residential mortgage-backed securities	39	40	(1)
Municipals	808	912	(104)
Equity AFS securities - banking securities	9,214	10,296	(1,082)

Total fixed maturity and equity AFS securities	$23,477	$31,778	$(8,301)

Total fixed maturity and equity AFS securities	$283,146	$303,986	$(20,840)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 68 and 133 at June 30, 2016 and December 31, 2015, respectively.

There was one security in a continuous unrealized loss position where fair value had declined below amortized cost by more than 20% at June 30, 2016. The security had an estimated fair value of $1,137 with an unrealized loss of ($575). There was one security in a continuous unrealized loss position where the fair value had declined below amortized cost by more than 40% at June 30, 2016. The security had an estimated fair value of $1,175 with an unrealized loss of ($814). There were five securities in a continuous unrealized loss position where fair value had declined below amortized cost by more than 20% at December 31, 2015. The securities had an estimated fair value of $11,372 with an unrealized loss of ($4,052). There were four securities in a continuous unrealized loss position where the fair value had declined below amortized cost by more than 40% at December 31, 2015. The securities had an estimated fair value of $5,357 with an unrealized loss of ($7,279).

Unrealized gains (losses) incurred during the first six months of 2016 and 2015 were primarily due to price fluctuations resulting from changes in credit spreads and interest rates in general. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Assets
Fixed maturity AFS securities	$181,297	$94,644
Equity AFS securities	1,279	890
Cash flow hedges	4,660	4,202
Value of business acquired	(34,229)	(21,812)

	$153,007	$77,924

Liabilities
Income taxes - deferred	$(21,333)	$(21,333)

	$(21,333)	$(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$131,674	$56,591

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums collected during the three and six months ended June 30, 2016. There were $335 of prepayment premiums collected for the twelve months ended December 31, 2015. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at June 30, 2016 and December 31, 2015 was $111,646 and $92,923, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at June 30, 2016 and December 31, 2015. In addition to the valuation allowance for specific loans, a generic reserve is established based on a percent of the outstanding loan balance. The generic reserve was $74 at June 30, 2016 and $78 at December 31, 2015. The change in the reserve is reflected in net realized investment gains (losses), excluding other-than-temporary impairments (OTTI) on securities in the Statements of Income.

The change in the credit loss allowances on mortgage loans by type of property at June 30, 2016 and December 31, 2015 was as follows:

	Six Months Ended June 30,	Twelve Months Ended December 31,
Commercial	2016	2015
Balance at beginning of period	$78	$36
Provision	(4)	42

Balance at end of period	$74	$78

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, Washington, California, Missouri, Texas, Georgia, Virginia, New Hampshire, Florida, and Minnesota, which account for approximately 81% of mortgage loans at June 30, 2016.

The credit quality of mortgage loans by type of property at June 30, 2016 and December 31, 2015 was as follows:

Commercial	June 30, 2016	December 31, 2015
AAA - AA	$35,841	$31,835
A	59,153	49,084
BBB	12,029	9,090
BBB - BB	-	2,983

Total mortgage loans on real estate	$107,023	$92,992
Less: reserves	(74)	(78)

Total mortgage loans on real estate, net	$106,949	$92,914

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

The following table provides a summary of the securities under securities lending agreements at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Payables for collateral under securities loaned	$212,793	$194,537
Amortized cost of securities out on loan	159,906	162,698
Estimated fair value of securities out on loan	205,204	188,689

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

The following table provides a summary of the securities under reverse repurchase agreements at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Payable for reverse repurchase agreements	$66,390	$-
Amortized cost of securities pledged	65,832	-
Estimated fair value of securities pledged	66,846	-

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of collateral maturities of reverse repurchase agreements and securities lending transactions for the periods ended at June 30, 2016 and December 31, 2015:

	June 30, 2016
	Overnight and Continuous	Up to 30 days	Total

Reverse repurchase agreements
Residential mortgage-backed securities	$-	$66,846	$66,846

Total	-	66,846	66,846
Securities lending transactions
U.S. Treasury and agency securities	$169,279	$-	$169,279
Corporate securities	35,169	-	35,169
Equity securities - banking	756	-	756

Total	$205,204	$-	$205,204

Total Borrowings	$205,204	$66,846	$272,050

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending in balance sheets			$279,183

	December 31, 2015
	Overnight and Continuous	Up to 30 days	Total

Securities lending transactions
U.S. Treasury and agency securities	$155,586	$-	$155,586
Corporate securities	19,786	-	19,786
Equity securities - banking	13,317	-	13,317

Total Borrowings	$188,689	$-	$188,689

Gross amount of recognized liabilities for securities lending in balance sheets			$194,537

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

The Company uses variance swaps to hedge equity risk. The Company has entered into total return swaps that are based on the S&P. The Company recognizes gains (losses) from the change in the fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income.

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

The Company also utilizes put and call options which serve to hedge the risk of equity market declines. The Company recognizes gains (losses) from the change in fair value of the options in net derivative gains (losses) in the Statements of Income.

The following table presents the notional and fair value of non-qualifying hedging instruments and cash flow hedges at June 30, 2016 and December 31, 2015:

	Notional		Fair Value
	June 30,	December 31,	June 30,	December 31,
Derivative Type	2016	2015	2016	2015
Non-qualifying hedges
Short futures	$27,173	$47,221	$-	$-
Long futures	63,722	51,573	-	-
Interest rate swaps	244,000	192,000	11,541	(2,228)
Variance swaps	580	675	(1,233)	(1,525)
Total return swaps	686,440	1,315,900	585	(1,429)
Options	145,727	587,046	836	11,055
Credit default swaps	210,000	210,000	(230)	65

Total non-qualifying hedges	$1,377,642	$2,404,415	$11,499	$5,938

Cash flow hedges
Interest rate swaps	$49,884	$49,884	$3,427	$3,285

Total cash flow hedges	$49,884	$49,884	$3,427	$3,285

Derivative Total	$1,427,526	$2,454,299	$14,926	$9,223

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended June 30,		Six Months Ended June 30,
Derivative Type	2016	2015	2016	2015
Short futures	$(1,154)	$(42)	$(2,459)	$(1,359)
Long futures	3,138	-	6,991	-
Variance swaps	(1,033)	(973)	(1,670)	(2,215)
Total return swaps	(10,996)	(15,173)	(17,039)	(34,425)
Options	(1,784)	2,455	(3,235)	2,455
Interest rate swaps	5,079	2	13,771	3
Credit default swaps	85	440	347	1,328

Total	$(6,665)	$(13,291)	$(3,294)	$(34,213)

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at June 30, 2016 and December 31, 2015:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	June 30, 2016
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2015
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

The following tables present the components of the gain or loss on derivatives that qualify as cash flow hedges:

	Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate swaps	$1,803	$264	$456	$552

Total	$1,803	$264	$456	$552

	Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)		Net Realized Gains (Losses) Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest rate swaps	$1	$2	$3	$3

Total	$1	$2	$3	$3

		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2016	2015	2016	2015
Interest rate swaps	Net investment income	$(513)	$(626)	$(316)	$174

Total		$(513)	$(626)	$(316)	$174

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

As of June 30, 2016, the amount of before-tax deferred net losses on derivatives recorded in AOCI that is expected to be reclassified to the Statements of Income during the next twelve months is $631. This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to these derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At June 30, 2016 and December 31, 2015, the Company received cash collateral from counterparties in the amount of $33,536 and $11,405, respectively.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $6,168 and $4,136 at June 30, 2016 and December 31, 2015, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets at June 30, 2016 and December 31, 2015:

	June 30, 2016
					Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Financial Liabilities Set Off in the Balance Sheet	Derivative cash Collateral Held, Obligation to Return Cash	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (excluding) Surplus Collateral)	Net Amount	Fair Value of Financial Instruments Received as Collateral Not Set Off in the Balance Sheet
Derivatives	$25,776	$8,380	$16,273	$1,123	$1,123	$—	$(0)	$8,177

Total	$25,776	$8,380	$16,273	$1,123	$1,123	$—	$(0)	$8,177

	December 31, 2015
					Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Assets	Gross Amounts of Recognized Financial Liabilities Set Off in the Balance Sheet	Derivative cash Collateral Held, Obligation to Return Cash	Net Amounts of Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received (excluding) Surplus Collateral)	Net Amount	Fair Value of Financial Instruments Received as Collateral Not Set Off in the Balance Sheet
Derivatives	$38,125	$15,827	$11,405	$10,893	$8,158	$—	$2,735	$9,260

Total	$38,125	$15,827	$11,405	$10,893	$8,158	$—	$2,735	$9,260

The following tables present the offsetting of derivative liabilities at June 30, 2016 and December 31, 2015.

	June 30, 2016
					Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Financial Assets Set Off in the Balance Sheet	Derivative cash Collateral Pledged, Right to Receive Cash	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount	Fair Value of Financial Instruments Pledged as Collateral Not Set Off in the Balance Sheet
Derivatives	$10,850	$8,380	$0	$2,470	$521	$-	$1,949	$1,417

Total	$10,850	$8,380	$0	$2,470	$521	$-	$1,949	$1,417

	December 31, 2015
					Gross Amounts Not Offset in the Balance Sheet
Description	Gross Amounts of Recognized Liabilities	Gross Amounts of Recognized Financial Assets Set Off in the Balance Sheet	Derivative cash Collateral Pledged, Right to Receive Cash	Net Amounts of Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount	Fair Value of Financial Instruments Pledged as Collateral Not Set Off in the Balance Sheet
Derivatives	$28,902	$15,827	$0	$13,075	$10,847	$-	$2,228	$16,440

Total	$28,902	$15,827	$0	$13,075	$10,847	$-	$2,228	$16,440

There were no other financial assets or financial liabilities at June 30, 2016 and December 31, 2015 that were subject to offsetting.

Net Investment Income

Net investment income by source for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net investment income	2016	2015	2016	2015
Fixed maturity AFS securities	$16,863	$17,863	$34,230	$35,924
Equity AFS securities	538	561	1,003	1,031
Limited partnerships	(90)	429	(2,631)	1,557
Mortgage loans on real estate	1,264	937	2,467	1,860
Policy loans on insurance contracts	8,382	8,808	16,991	17,610
Derivatives	1,857	929	3,769	1,830
Cash and cash equivalents	564	162	1,015	308
Other	106	(66)	213	13

Gross investment income	29,484	29,623	57,057	60,133
Less investment expenses	(1,870)	(1,207)	(2,991)	(2,190)

Net investment income	$27,614	$28,416	$54,066	$57,943

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$97,888	$26,696	$199,431	$92,215
Gross realized investment gains	1,064	1,057	4,943	2,952
Gross realized investment losses	(1)	(403)	(277)	(2,151)

Proceeds on AFS securities sold at a realized loss	16,830	10,993	24,745	27,695

Net realized investment gains (losses) for the three and six months ended June 30 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Fixed maturity AFS securities	$(481)	$(1,387)	$(754)	$(1,240)
Equity AFS securities	-	175	207	175
Mortgages	12	4	3	7
Adjustment related to VOBA	526	62	467	55

Net realized investment gains	$57	$(1,146)	$(77)	$(1,003)

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

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Balance at beginning of period	$(935)	$(185)
Additional credit loss impairments recognized in the current period on securities previously impaired through other comprehensive income	121	109
Accretion of credit loss impairments previously recognized	(502)	(859)

Balance at end of period	$(1,316)	$(935)

The components of OTTI reflected in the Statements of Income for the three and six months ended June 30 were as follows:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$1,544	$-	$1,544	$5,213	$-	$5,213
Value of business acquired amortization	(529)	-	(529)	(529)	-	(529)

Net OTTI losses	$1,015	$-	$1,015	$4,684	$-	$4,684

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Loss Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$1,866	$-	$1,866	$1,866	$-	$1,866

Net OTTI losses	$1,866	$-	$1,866	$1,866	$-	$1,866

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

The change in the carrying amount of VOBA for the three and six months ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Amortization expense	$(7,602)	$(6,770)	$(12,973)	$(11,549)
Unlocking	(9)	(9)	(18)	(84)
Impairment charge	-	-	-	-
Adjustment related to realized (gains) losses on investments	526	62	467	55
Adjustment related to unrealized (gains) losses and OTTI on investments	(7,318)	8,881	(12,416)	5,720

Change in VOBA carrying amount	$(14,403)	$2,164	$(24,940)	$(5,858)

For the three and six months ended June 30, 2016, the decrease in VOBA was primarily driven by an increase in amortization due to lower gross profits and increased adjustments related to unrealized gains due to lower interest rates during the period.

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

DAC for variable annuities are amortized with interest over the anticipated lives of the insurance contracts in relation to the present values of estimated future gross profits from asset-based fees, guaranteed benefit rider fees, contract fees, and surrender charges, less a provision for guaranteed death and living benefit expenses, policy maintenance expenses, and non-capitalized commissions. Future gross profit estimates are subject to periodic evaluation by the Company with necessary revisions applied against amortization to date. The impact of revisions to long term assumptions of future experience estimates can result in an “unlocking” adjustment being recognized in current operations.

The change in the carrying amount of DAC for the three and six months ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DAC	2016	2015	2016	2015
Capitalization	$17	$42	$20	$74
Accretion (amortization) expense	516	(5,165)	(416)	(3,787)
Unlocking	(16)	(24)	(26)	(51)

Change in DAC carrying amount	$517	$(5,147)	$(422)	$(3,764)

For the three months ended June 30, 2016 DAC increased as a result of increased accretion that was driven by lower gross profits. For the six months ended June 30, 2016 DAC decreased as a result of amortization that was driven by higher gross profits.

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

The change in the carrying amount of DSI for the three and six months ended June 30 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DSI	2016	2015	2016	2015
Capitalization	$1	$4	$3	$5
Accretion (amortization) expense	118	(1,172)	(94)	(857)
Unlocking	(4)	(6)	(6)	(12)

Change in DSI carrying amount	$115	$(1,174)	$(97)	$(864)

For the three months ended June 30, 2016 DSI increased as a result of increased accretion that was driven by lower gross profits. For the six months ended June 30, 2016 DSI decreased as a result of amortization due to higher gross profits.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a GMDB and GMIB as a component of future policy benefits in the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the GMDB and GMIB liabilities for the three and six months ended June 30 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMDB	2016	2015	2016	2015
Guaranteed benefits incurred	$6,486	$6,602	$12,866	$13,084
Guaranteed benefits paid	(7,184)	(7,987)	(13,298)	(12,785)
Unlocking	(2,630)	3,785	4,841	(725)

Total	$(3,328)	$2,400	$4,409	$(426)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMIB	2016	2015	2016	2015
Guaranteed benefits incurred	$3,529	$2,781	$6,765	$5,662
Guaranteed benefits paid	(1,308)	(290)	(1,406)	(336)
Unlocking	(1,911)	276	5,180	(3,316)

Total	$310	$2,767	$10,539	$2,010

During the three and six months ended June 30, 2016, the increase in liabilities was driven by lower equity returns, lower interest rates, and lower Separate Account returns as compared to the favorable Separate Account returns in 2015.

The variable annuity GMDB liability at June 30, 2016 and December 31, 2015 was $135,787 and $131,378, respectively. The variable annuity GMIB liability at June 30, 2016 and December 31, 2015 was $105,587 and $95,048, respectively.

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

Note 6. Income Taxes

The effective tax rate was not meaningful for the six months ended June 30, 2016, and 2015, respectively. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of the Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss (“NOL”) carryforwards.

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

The income tax expense (benefit) for each of the three and six months ended June 30, 2016 and 2015 was $0.

The provision for income tax asset (liability) consists of the following for the periods ended June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Current federal income tax liability	$(179)	$(179)
Current state income tax liability	(287)	(287)
Deferred federal income tax liability	(1,620)	(1,620)
Deferred state income tax assets	1,512	1,512

Net income tax liability	$(574)	$(574)

At June 30, 2016 and December 31, 2015, the Company had a tax valuation allowance for deferred tax assets of $108,363 and $130,946, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,404 (gross $9,727) and $3,404 (gross $9,727), respectively, that should not be recognized at June 30, 2016 and December 31, 2015, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2014 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	June 30, 2016	December 31, 2015

Balance at beginning of period	$3,404	$3,041
Additions for tax positions of prior years	-	363
Additions for tax positions of current year	-	293
Reductions for tax positions of current year	-	(293)

Balance at end of period	$3,404	$3,404

At June 30, 2016 and December 31, 2015 the Company had a net operating loss carry forward for federal income tax purposes of $623,721 (net of the ASC 740 reduction of $9,727) and $577,762 (net of the ASC 740 reduction of $9,727), respectively, with a carry forward period of fifteen years that expires at various dates between 2023 and 2031. At June 30, 2016 and December 31, 2015, the Company had a capital loss carry forward of $84 and $84, respectively, for federal income tax purposes with a carry forward period of five years that will expire in 2018. At June 30, 2016 and December 31, 2015, the Company had a foreign tax credit carry forward of $9,203 and $8,869, respectively, with a carry forward period of ten years that will expire at various dates up to 2026. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4,216 at June 30, 2016 and December 31, 2015, with an indefinite carry forward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at June 30, 2016 December 31, 2015. The Company recognized interest (income)/expense of $63 and $86 at June 30, 2016 and December 31, 2015, respectively.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined in a consolidated income tax return filing with its direct parent, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. At June 30, 2016 and December 31, 2015, the Company recognized capital contributions from (distributions to) Transamerica Corporation and contributions from AUSA in connection with the tax allocation agreement in the amount of ($13,489) and $68,492, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

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

Note 7. Accumulated Other Comprehensive Income (“AOCI”)

The following table presents the change in AOCI by component for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$141,722	$2,855	$(48,242)	$96,335

OCI before reclassifications	40,786	1,290	(7,318)	34,758
Amounts reclassified from AOCI	68	513	-	581

Net current period OCI	$40,854	$1,803	$(7,318)	$35,339

Ending balance	$182,576	$4,658	$(55,560)	$131,674

	Six Months Ended June 30, 2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591

OCI before reclassifications	88,654	140	(12,416)	76,378
Amounts reclassified from AOCI	(1,611)	316	-	(1,295)

Net current period OCI	$87,043	$456	$(12,416)	$75,083

Ending balance	$182,576	$4,658	$(55,560)	$131,674

	Three Months Ended June 30, 2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$191,016	$2,584	$(60,437)	$133,163

OCI before reclassifications	(68,286)	(362)	8,881	(59,767)
Amounts reclassified from AOCI	60	626		686

Net current period OCI	$(68,226)	$264	$8,881	$(59,081)

Ending balance	$122,790	$2,848	$(51,556)	$74,082

	Six Months Ended June 30, 2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$164,221	$2,296	$(57,275)	$109,242

OCI before reclassifications	(42,653)	726	5,719	(36,208)
Amounts reclassified from AOCI	1,222	(174)		1,048

Net current period OCI	$(41,431)	$552	$5,719	$(35,160)

Ending balance	$122,790	$2,848	$(51,556)	$74,082

(a)	All amounts are net of tax.

The following table presents the reclassifications out of accumulated other comprehensive income for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(68)	$1,732	Net realized investment gains (losses)
	-	(121)	Portion of OTTI previously recognized in OCI

	$(68)	$1,611	Total before tax
	-	-	Tax expense (benefit)

	$(68)	$1,611	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$(513)	$(316)	Net investment income

	$(513)	$(316)	Total before tax
	-	-	Tax expense (benefit)

	$(513)	$(316)	Net of tax

Total amounts reclassified from AOCI	$(581)	$1,295

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$42	$(1,120)	Net realized investment gains (losses)
	(102)	(102)	Portion of OTTI previously recognized in OCI

	$(60)	$(1,222)	Total before tax
	-	-	Tax expense (benefit)

	$(60)	$(1,222)	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$(626)	$174	Net investment income

	$(626)	$174	Total before tax
	-	-	Tax expense (benefit)

	$(626)	$174	Net of tax

Total amounts reclassified from AOCI	$(686)	$(1,048)

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

The Company’s statutory net (loss) income for the six months ended June 30, 2016 and 2015 was ($53,324) and $62,258, respectively. Statutory capital and surplus at June 30, 2016 and December 31, 2015 was $680,416 and $790,252, respectively.

For the six months ended June 30, 2016 the Company paid $75,000 in extraordinary dividends to Transamerica Corporation. For the six months ended June 30, 2015, the Company did not pay any dividends to AUSA. During the first six months of 2016 and 2015, the Company paid a $13,501 return of capital to Transamerica Corporation and received capital contributions of $6,842 from AUSA, respectively.

A financial examination of the Company by the Insurance Department of the State of Arkansas for the period January 1, 2010 through December 31, 2014, was completed in June 2016. There were no significant examination findings. There were no adjustments made to surplus as a result of the examination.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company did not have a reinsurance reserve at June 30, 2016 and December 31, 2015.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and a GMDB provision to the extent reinsurance capacity is available in the marketplace. At June 30, 2016 and December 31, 2015, 34% and 4% of the account value for variable annuity contracts containing GMIB and GMDB provisions, respectively, were reinsured.

Note 10. Related Party Transactions

At June 30, 2016, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between Transamerica Corporation companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs of services rendered. During the three and six months ended June 30, 2016, the Company incurred $2,374 and $4,788, respectively, in expenses under this agreement. During the three and six months ended June 30, 2015, the Company incurred $2,635 and $5,505, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company is party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. During the three and six months ended June 30, 2016, the Company accrued and/or received $10 and $27 of interest, respectively. On June 18, 2016 the Company settled the intercompany short-term note receivable of $25,000 with an interest rate of 0.13% that was entered into on June 19, 2015 and the intercompany short-term note receivable of $25,000 with an interest rate of 0.36% that was entered into on February 25, 2016. During the three months ended June 30, 2015, the Company accrued and /or received $1 interest income. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six months ended June 30, 2016, the Company incurred $44 and $86, respectively, under this agreement. During the three and six months ended June 30, 2015, the Company incurred charges of $33 and $66, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2016, the Company incurred $511 and $1,003, respectively, in expenses under this agreement. During the three and six months ended June 30, 2015, the Company incurred $402 and $841, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2016, the Company incurred $5,984 and $12,136, respectively, in expenses under this agreement. During the three and six months ended June 30, 2015, the Company incurred $7,303 and $14,653, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2016, the Company incurred $5 and $82, respectively, in expenses under this agreement. During the three and six months ended June 30, 2015, the Company incurred $94 and $186, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three and six months ended June 30, 2016, the Company received $509 and $1,000, respectively, in revenue under this agreement. During the three and six months ended June 30, 2015, the Company received $618 and $1,236, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Investments purchased from related parties:
Fixed maturities	$-	$-	$-	$30,356
Mortgages	-	4,000	-	4,000
Limited partnerships	-	-	10,000	-
Investments sold to related parties:
Fixed maturities	-	3,475	62,859	24,878

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At June 30, 2016 and December 31, 2015, the Company’s estimated liability for future guaranty fund assessments was $144. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In addition, the Company has a receivable for future premium tax deductions of $4,011 and $4,240 at June 30, 2016 and December 31, 2015.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of June 30, 2016. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of June 30, 2016, no such disclosures were considered necessary.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and six months ended June 30, 2016 and 2015:

	Annuity	Life Insurance	Total
Three months ended June 30, 2016
Net revenues (a)	$29,805	$15,108	$44,913
Amortization (accretion) of VOBA	1,356	6,255	7,611
Policy benefits (net of reinsurance recoveries)	12,902	8,957	21,859
Income tax expense (benefit)	1,324	(1,324)	-
Net income (loss)	5,473	228	5,701

Three months ended June 30, 2015
Net revenues (a)	$15,418	$27,760	$43,178
Amortization of VOBA	4,082	2,697	6,779
Policy benefits (net of reinsurance recoveries)	11,942	12,584	24,526
Income tax expense (benefit)	(367)	367	-
Net income (loss)	(6,958)	2,003	(4,955)

	Annuity	Life Insurance	Total
Six months ended June 30, 2016
Net revenues (a)	$66,506	$31,105	$97,611
Amortization of VOBA	3,089	9,902	12,991
Policy benefits (net of reinsurance recoveries)	41,555	23,358	64,913
Income tax expense (benefit)	2,601	(2,601)	-
Net income (loss)	412	(1,315)	(903)

Six months ended June 30, 2015
Net revenues (a)	$43,841	$38,055	$81,896
Amortization (accretion) of VOBA	5,309	6,324	11,633
Policy benefits (net of reinsurance recoveries)	16,504	21,327	37,831
Income tax expense (benefit)	(1,624)	1,624	-
Net income (loss)	(1,005)	6,703	5,698

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” look forward,” “should,” “believe” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control, of the Company, as defined below, which affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the political, monetary, economic and operational impacts of the “Brexit” referendum held on June 23, 2016 in which the U.K. electorate voted to withdraw from the E.U. and the other risks and uncertainties detailed in this report and in the Risk Factors section in the Company’s 2015 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made except as otherwise may be required by the federal securities laws. The reader should, however, consult further disclosures the Company may make in future filings of its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Deposits

Total direct deposits (including internal exchanges) were $3.6 million and $5.5 million for the three and six months ended June 30, 2016, respectively. Total direct deposits (including internal exchanges) were $5.9 million and $9.8 million for the three and six months ended June 30, 2015, respectively. Internal exchanges were $0.8 million and $0.5 million for the three and six months ended June 30, 2016 respectively. Internal exchanges were $1.4 million and $2.8 million for the three and six months ended June 30, 2015 respectively. Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At June 30, 2016, the Company’s assets were $9.0 billion or $150.3 million lower than the $9.2 billion in assets at December 31, 2015. Assets excluding Separate Accounts assets increased $123.4 million to $3.3 billion during the second quarter of 2016. Separate Accounts assets, which represent 63% of total assets, decreased $272.3 million to $5.7 billion at June 30, 2016. Changes in Separate Accounts assets were as follows:

	Six Months Ended June 30,
(dollars in millions)	2016	2015

Investment performance	$65.2	$156.7
Deposits	4.5	12.2
Policy fees and charges	(69.2)	(77.3)
Surrenders, benefits and withdrawals	(272.8)	(387.4)

Net change	$(272.3)	$(295.8)

During the six months ended June 30, 2016 and 2015, fixed contract owner deposits were less than $0.1 million. During the six months ended June 30, 2016 and 2015, fixed contract owner withdrawals were $44.5 million and $37.5 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium-term interest rates, and the corporate credit environment which affects credit quality and causes fluctuations in credit spreads. The following discusses the impact of each economic factor.

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended June 30, 2016, the Dow and S&P increased 3%, while the NASDAQ decreased 3% from December 31, 2015.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 42% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2016. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the six months ended June 30, 2016, average variable account balances decreased $1.0 billion (or 15%) to $5.7 billion as compared to the same period in 2015.

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

The impact of changes in medium term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average medium term interest rate yield (a)	0.68%	0.85%	0.68%	0.85%
Increase (decrease) in medium term interest rates (in basis points)	(16)	12	(48)	(1)
Credit spreads (in basis points) (b)	134	117	134	117
Expanding (contracting) of credit spreads (in basis points)	(15)	8	(11)	2
Increase (decrease) on market valuations (in millions) of Available-for-sale (“AFS”) investment securities	$40.9	$ (68.2)	$87.1	$ (41.4)

Net change in market valuations	$40.9	$ (68.2)	$87.1	$ (41.4)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Note 1 of the 2015 Annual Report on Form 10-K.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. On a monthly basis, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value. At June 30, 2016 and December 31, 2015, approximately $114.0 million (or 6.4%) and $110.9 million (or 7%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

For the three months ended June 30, 2016 and 2015, the Company recorded an OTTI in income of $1.0 million (net of $0.5 million of associated value of business acquired amortization) and $1.9 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded an OTTI in income of $4.7 million and $1.9 million, respectively, with no associated value of business acquired amortization.

Debt securities are monitored individually for impairments based on our asset specialists’ expectations of payment interruption in the next 12-18 months. The probability of interruption is based on assessments of capital markets, funding needs and the liquidity profile of the issuer. As of the balance sheet date, the Company impaired its holdings in one energy company due to low oil and natural gas prices, liquidity concerns as the company drew down on its revolver and the drop in forward gas and oil price, one private company due to the company entering restructuring negotiations, and recognized a small re-impairment on an ABS Subprime security due to an adverse change in cash flows.

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

At June 30, 2016 and December 31, 2015, there was $106.9 million and $92.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at June 30, 2016 and December 31, 2015 was $111.6 million and $92.9 million, respectively. There were no impaired mortgage loans at June 30, 2016. At June 30, 2016 and December 31, 2015, the general reserve was $0.1 million or less. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At June 30, 2016 and December 31, 2015, there were no commercial mortgage loans that had two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

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

The following table provides a summary of the securities under securities lending agreements for the periods ended:

(dollars in millions)	June 30, 2016	December 31, 2015
Payables for collateral under securities loaned	$212.8	$194.5
Amortized cost of securities out on loan	159.9	162.7
Estimated fair value of securities out on loan	205.2	188.7

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

The following table provides a summary of the securities under reverse repurchase agreements for the periods ended:

(dollars in millions)	June 30, 2016	December 31, 2015
Payables for reverse repurchase agreements	$66.4	$-
Amortized cost of securities pledged	65.8	-
Estimated fair value of securities pledged	66.8	-

Value of Business Acquired (“VOBA”), Deferred Policy Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. If estimated gross profits or premiums differ from expectations, the amortization of VOBA is adjusted to reflect actual experience. The impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking.” At June 30, 2016 and December 31, 2015, the Company’s VOBA asset was $234.6 million and $259.5 million, respectively. For the three and six months ended June 30, 2016 and 2015, the unfavorable impact to pre-tax net income related to VOBA unlocking was less than $0.1 million. See Note 4 to the Financial Statement for further discussion.

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

DAC

The costs of acquiring business, principally commissions, certain expenses related to policy issuance, and certain variable sales expenses that relate to and vary with the production of new and renewal business are deferred and amortized based on the estimated future gross profits for the group of acquired contracts. DAC are subject to recoverability testing at the time of the policy issuance and loss recognition testing at the end of each reporting period. At June 30, 2016 and December 31, 2015, variable annuities accounted for the Company’s entire DAC asset of $37.1 million and $37.5 million, respectively. For the three and six months ended June 30, 2016 and 2015, unfavorable impact to pre-tax net income related to DAC unlocking of less than $0.1 million.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At June 30, 2016 and December 31, 2015, variable annuities accounted for the Company’s entire DSI asset of $8.4 million and $8.5 million, respectively. For the three and six months ended June 30, 2016 and 2015, the unfavorable impact to pre-tax income related to unlocking was less than $0.1 million.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at each of June 30, 2016 and 2015.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at June 30, 2016 and December 31, 2015 were $1.1 billion and $1.2 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At June 30, 2016 and December 31, 2015, future policy benefits were $552.5 million and $518.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At June 30, 2016 and December 31, 2015, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	June 30, 2016	December 31, 2015
GMDB liability	$135.8	$131.4
GMIB liability	105.6	95.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised. For the three and six months ended June 30, 2016, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $4.5 million and $(10.1) million, respectively. For the three and six months ended June 30, 2015, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $(4.1) million and $4.0 million, respectively.

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

At June 30, 2016 and December 31, 2015, GMWB liability and GMIB reinsurance asset were as follows:

(dollars in millions)	June 30, 2016	December 31, 2015
GMWB liability	$84.5	$60.6
GMIB reinsurance asset	(73.8)	(61.4)

At June 30, 2016 and December 31, 2015, the future policy benefits for the SALB liability were $0.5 million.

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

The valuation allowance for deferred tax assets at June 30, 2016 and December 31, 2015 was $108.4 million and $130.9 million, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to loss carryforwards and other deferred tax assets that, in the judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

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

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2016 and December 31, 2015 were:

	June 30, 2016
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$279.3	$24.4	$(0.5)	$303.2	17%
Industrial	594.9	52.2	(4.8)	642.3	37
Utility	69.5	7.9	(0.4)	77.0	4
Asset-backed securities
Housing related	17.8	2.5	-	20.3	1
Credit cards	15.0	-	-	15.0	1
Structured settlements	5.6	0.1	(0.1)	5.6	0
Autos	25.2	0.2	-	25.4	1
Timeshare	1.0	-	-	1.0	0
Other	17.4	-	(0.3)	17.1	1
Commercial mortgage-backed securities - non agency backed	77.3	4.2	-	81.5	5
Residential mortgage-backed securities
Agency backed	132.6	2.9	-	135.5	8
Non agency backed	25.9	0.6	(0.5)	26.0	1
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	294.8	91.3	-	386.1	22
Foreign	6.6	1.7	-	8.3	0

Total fixed maturity AFS securities	1,563.8	188.0	(6.7)	1,745.1	98
Equity AFS securities
Banking securities	26.7	1.8	(0.6)	27.9	2
Industrial securities	5.8	0.1	-	5.9	0

Total equity AFS securities	32.5	1.9	(0.6)	33.8	2

Total fixed maturity and equity AFS securities	$1,596.3	$189.9	$(7.3)	$1,778.9	100%

	December 31, 2015
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$282.7	$19.5	$(0.9)	$301.3	18%
Industrial	620.6	33.4	(17.3)	636.7	37
Utility	74.6	4.8	(0.6)	78.8	5
Asset-backed securities
Housing related	19.0	3.6	-	22.6	1
Credit cards	25.8	-	-	25.8	2
Structured settlements	14.6	0.4	(0.1)	14.9	1
Autos	40.7	-	(0.1)	40.6	2
Timeshare	1.4	-	-	1.4	0
Other	17.5	0.1	(0.3)	17.3	1
Commercial mortgage-backed securities - non agency backed	70.1	1.9	(0.3)	71.7	4
Residential mortgage-backed securities
Agency backed	29.1	1.6	-	30.7	2
Non agency backed	27.4	1.2	(0.1)	28.5	2
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	339.7	46.6	-	386.3	23
Foreign	6.6	1.3	-	7.9	0

Total fixed maturity AFS securities	1,570.7	114.4	(19.8)	1,665.3	98
Equity AFS securities
Banking securities	28.0	1.8	(1.1)	28.7	2
Industrial securities	5.8	0.2	-	6.0	0

Total equity AFS securities	33.8	2.0	(1.1)	34.7	2

Total fixed maturity and equity AFS securities	$1,604.5	$116.4	$(20.9)	$1,700.0	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2016. Only six issuers represent more than 5% of the total unrealized loss position. Of the six, four are Investment Grade Corp Non-Convertible holdings with $2.2 million of unrealized loss and the remaining two are High Yield Corp Non-Convertible holdings with $1.2 million of unrealized loss.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities are as follows:

	June 30, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$1.4	$1.5	$(0.1)
Industrial	2.8	2.8	-
Utility	3.5	3.9	(0.4)
Structured settlements	0.9	1.0	(0.1)
Credit cards	10.1	10.1	-
Autos	4.3	4.3	-
Other	5.5	5.5	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	2.7	2.7	-

Total fixed maturity and equity securities	$31.9	$32.5	$(0.6)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	2.0	2.0	-
Industrial	$10.0	$10.6	$(0.6)
Other	6.7	6.8	(0.1)
Commercial mortgage-backed securities - non agency backed	0.5	0.5	-

Total fixed maturity and equity securities	$19.2	$19.9	$(0.7)

Greater than one year
Corporate securities
Financial services	$6.9	$7.0	$(0.1)
Industrial	8.7	9.3	(0.6)
Other	4.9	5.0	(0.1)
Timeshare	0.4	0.4	-
Equity securities - banking securities	8.2	8.5	(0.3)

Total fixed maturity and equity securities	$29.1	$30.2	$(1.1)

Total of all investment grade AFS securities
Corporate securities
Financial services	$10.3	$10.5	$(0.2)
Industrial	21.5	22.7	(1.2)
Utility	3.5	3.9	(0.4)
Asset-backed securities
Structured settlements	0.9	1.0	(0.1)
Credit cards	10.1	10.1	-
Autos	4.3	4.3	-
Other	17.1	17.3	(0.2)
Timeshare	1.1	1.1	-
Commercial mortgage-backed securities - non agency backed	3.2	3.2	-
Equity securities - banking securities	8.2	8.5	(0.3)

Total investment grade AFS securities	$80.2	$82.6	$(2.4)

Total number of securities in a continuous unrealized loss position			45

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$26.9	$27.0	$(0.1)
Industrial	76.6	81.8	(5.2)
Utility	6.9	7.4	(0.5)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	8.8	8.9	(0.1)
Timeshare	1.0	1.0	-
Commercial mortgage-backed securities - non agency backed	17.2	17.5	(0.3)
Government and government agencies - United States	18.5	18.5	-

Total fixed maturity and equity securities	$202.4	$208.8	$(6.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$6.6	$7.0	$(0.4)
Industrial	12.4	13.5	(1.1)
Utility	1.0	1.1	(0.1)
Asset-backed securities - timeshare	0.5	0.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$21.5	$23.1	$(1.6)

Greater than one year
Corporate securities - industrial	$7.4	$9.9	$(2.5)
Asset-backed securities - other	4.8	5.0	(0.2)
Equity securities - banking securities	7.7	8.5	(0.8)

Total fixed maturity and equity securities	$19.9	$23.4	$(3.5)

Total of all investment grade AFS securities
Corporate securities
Financial services	$33.5	$34.0	$(0.5)
Industrial	96.4	105.2	(8.8)
Utility	7.9	8.5	(0.6)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	13.6	13.9	(0.3)
Timeshare	1.5	1.5	-
Commercial mortgage-backed securities - non agency backed	18.2	18.5	(0.3)
Government and government agencies - United States	18.5	18.5	-
Equity securities - banking securities	7.7	8.5	(0.8)

Total investment grade AFS securities	$243.8	$255.3	$(11.5)

Total number of securities in a continuous unrealized loss position			112

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	June 30, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Industrial	$0.4	$0.4	$-
Asset-backed securities - housing related	2.5	2.5	-
Residential mortgage-backed securities - non agency backed	14.5	14.8	(0.3)

Total fixed maturity and equity securities	$17.4	$17.7	$(0.3)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	3.2	3.6	(0.4)
Industrial	9.8	11.3	(1.5)
Residential mortgage-backed securities - non agency backed	2.2	2.4	(0.2)

Total fixed maturity and equity securities	$15.2	$17.3	$(2.1)

Greater than one year
Corporate securities
Financial services	3.2	3.2	-
Industrial	7.3	9.4	(2.1)
Residential mortgage-backed securities - non agency backed	0.8	0.8	-
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total fixed maturity and equity securities	$13.6	$16.1	$(2.5)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$6.4	$6.8	$(0.4)
Industrial	17.5	21.1	(3.6)
Asset-backed securities - housing related	2.5	2.5	-
Residential mortgage-backed securities - non agency backed	17.5	18.0	(0.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total below investment grade AFS securities	$46.2	$51.1	$(4.9)

Total number of securities in a continuous unrealized loss position			23

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.3	$3.6	$(0.3)
Industrial	17.1	20.1	(3.0)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	3.9	4.0	(0.1)

Total fixed maturity and equity securities	$27.0	$30.4	$(3.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$3.1	$3.2	$(0.1)
Industrial	4.7	5.7	(1.0)
Residential mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$8.8	$9.9	$(1.1)

Greater than one year
Corporate securities - industrial	$1.2	$5.7	$(4.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total fixed maturity and equity securities	$3.5	$8.4	$(4.9)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$6.4	$6.8	$(0.4)
Industrial	23.0	31.5	(8.5)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	4.9	5.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total below investment grade AFS securities	$39.3	$48.7	$(9.4)

Total number of securities in a continuous unrealized loss position			21

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 67% and 45% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2016 and December 31, 2015, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2016.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows:

		June 30, 2016
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$17.4	$17.7	$(0.3)

		17.4	17.7	(0.3)

Greater than six months but less than or equal to one year	70% to 100%	$15.2	$17.3	$(2.1)

		15.2	17.3	(2.1)

Greater than one year	70% to 100%	$11.3	$12.4	$(1.1)
	40% to 70%	2.3	3.7	(1.4)

		13.6	16.1	(2.5)

Total		$46.2	$51.1	$(4.9)

		December 31, 2015
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$24.0	$25.4	$(1.4)
	40% to 70%	3.0	5.0	(2.0)

		27.0	30.4	(3.4)

Greater than six months but less than or equal to one year	70% to 100%	$8.8	$9.9	$(1.1)

		8.8	9.9	(1.1)

Greater than one year	70% to 100%	$2.3	$2.7	$(0.4)
	Below 40%	1.2	5.7	(4.5)

		3.5	8.4	(4.9)

Total		$39.3	$48.7	$(9.4)

(a)	Subsequent unrealized gains (losses ) on OTTI securities are included in OCI-OTTI.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage June 30, 2016 and December 31, 2015:

	June 30, 2016
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
Below BBB	$14.8	$16.8	$2.0
Second lien (a)
Below BBB	-	0.2	0.2

Total	$14.8	$17.0	$2.2

	December 31, 2015
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gain (Loss) and OTTI
First lien - fixed
Below BBB	$15.9	$18.4	$2.5
Second lien (a)
Below BBB	-	0.7	0.7

Total	$15.9	$19.1	$3.2

	June 30, 2016
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
Below BBB	$2.2	$-	$2.7	$11.8	$16.7
Second lien (a)
Below BBB	-	-	0.2	-	0.2

Total	$2.2	$-	$2.9	$11.8	$16.9

	December 31, 2015
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - floating
Below BBB	$2.3	$-	$3.5	$12.6	$18.4
Second lien (a)
Below BBB	-	-	0.7	-	0.7

Total	$2.3	$-	$4.2	$12.6	$19.1

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2016 and December 31, 2015, the Company’s assets included   $2.1 billion and   $2.0 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the six months ended June 30, 2016, the Company paid a $75.0 million dividend to Transamerica Corporation. For the six months ended June 30, 2015, the Company did not pay any dividends to AUSA. For the six months ended June 30, 2016, the Company paid a $13.5 million return of capital to and received no capital contributions from Transamerica Corporation. For the six months ended June 30, 2015, the Company received a capital contribution from AUSA of $99.3 million.

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

The following table summarizes the Company’s ratings at August 12, 2016:

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

Commitments and Contingencies

The following table summarizes the Company’s obligations to policyholders at June 30, 2016:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$165.5	$298.1	$264.0	$1,646.2	$2,373.8
Separate Accounts (a)	609.2	1,079.7	951.2	4,876.6	7,516.7

	$774.7	$1,377.8	$1,215.2	$6,522.8	$9,890.5

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

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At June 30, 2016 and December 31, 2015, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $4.0 million and $4.2 million at June 30, 2016 and December 31, 2015, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended June 30, 2016 and 2015, the Company recorded net income (loss) of $5.7 million and ($5.0) million, respectively. For the six months ended June 30, 2016 and 2015, the Company recorded net income (loss) of $(0.9) million and $5.7 million, respectively. The increase in net income for the three months ended June 30, 2016 as compared to the same period in 2015 was primarily due to lower derivative losses along with decreased amortization of deferred policy acquisition costs. Net income decreased during the six months ended June 30, 2016 as compared to the same period in 2015 primarily due to increased policy benefits partially offset by lower derivative losses.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Asset-based policy charge revenue	$21.8	$25.8	$43.3	$51.4
Reinsurance premiums ceded	(1.0)	(1.1)	(2.1)	(2.3)
Guaranteed benefit based policy charge revenue	5.5	5.7	10.9	11.5
Non-asset based policy charge revenue	11.6	12.3	22.9	24.9

Total policy charge revenue	$37.9	$42.7	$75.0	$85.5

Net derivative losses were $6.7 million and $3.3 million during the three and six months ended June 30, 2016, respectively, as compared to the net derivative losses of $13.3 million and $34.2 million during the three and six months ended June 30, 2015, respectively. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Short futures	$(1.2)	$(0.1)	$(2.5)	$(1.4)
Long futures	3.1	-	7.0	-	(a)
Variance swaps	(1.0)	(1.0)	(1.7)	(2.2)
Total return swaps	(11.0)	(15.1)	(17.0)	(34.4	) (b)
Options	(1.8)	2.5	(3.2)	2.5	(c)
Interest rate swaps	5.1	0.0	13.8	0.0	(d)
Credit default swaps	0.1	0.4	0.3	1.3

Total net derivative gains (losses)	$(6.7)	$(13.3)	$(3.3)	$(34.2)

(a)

The Company entered into long positions on bond futures contracts for the first time in November of 2015. The $7.0 million in realized gains reflected in 2016 are a result of the downward shift in the rate curve, which subsequently increased the value of the underlying bonds.

(b)

Short positions on equity-linked total return swaps (TRS) saw losses in 2016 that were much less severe as compared to 2015, driven by equity market performance and varying reset dates. Equity markets increased at a faster pace and ended much higher in the first quarter of 2015, which led to higher losses on short TRS positions. Conversely, the mixed equity market performance and flatter year to date performance in the first half of 2016 led to some intermittent gains which were able to offset the larger losses.

(c)	The Company saw a large amount of option maturities in the second quarter of 2016 that resulted in losses due to the underlying equity index performance, as compared to the prior year.
(d)	Receive fixed vanilla interest rate swaps purchased in late 2015 and early 2016 generated $13.8 million in mark to market gains resulting from the downward shift in the rate curve.

Policy benefits decreased $2.6 million and increased $27.1 million, respectively, during the three and six months ended June 30, 2016 as compared to the same periods in 2015. The following table provides the changes in policy benefits by type:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Annuity benefit unlocking (a)	$(4.5)	$4.1	$10.0	$(4.0)
Annuity benefit expense (b)	17.5	6.8	31.4	19.7
Amortization (accretion) of deferred sales inducements	(0.1)	1.2	0.1	0.9
Life insurance mortality expense (c)	9.0	12.4	23.4	21.2

Total policy benefits	$21.9	$24.5	$64.9	$37.8

(a)	See the Critical Accounting Policies and Estimates section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of annuity benefit unlocking.
(b)

During the three and six months ended June 30, 2016 the increase in annuity benefit expense was primarily driven by a change in reserves due to updated policyholder assumptions and under budgeted Separate Account returns.

(c)

During the three months ended June 30, 2016 the decrease in mortality expense relates to the unusually high claims and low fund values on terminated policies due to death experienced during the three months ended June 30, 2015.

Amortization (accretion) of DAC was $(0.5) million and $0.4 million for the three and six months ended June 30, 2016, respectively. Amortization of DAC was $5.2 million and $3.8 million for the three and six months ended June 30, 2015, respectively. During the three and six months ended June 30, 2016 and 2015, there was an unfavorable impact to pre-tax income related to DAC unlocking of less than $0.1 million, respectively. For the three months ended June 30, 2016 DAC increased as a result of increased accretion that was driven by lower gross profits. For the six months ended June 30, 2016 DAC decreased as a result of amortization that was driven by higher gross profits.

Amortization of VOBA was $7.6 million and $13.0 million for the three and six months ended June 30, 2016, respectively, which included unfavorable unlocking of less than $0.1 million in each period. Amortization of VOBA was $6.8 million and $11.6 million for the three and six months ended June 30, 2015, respectively, which included unfavorable unlocking of less than $0.1 million. For the three and six months ended June 30, 2016, respectively, the decrease in VOBA was primarily driven by an increase amortization due to lower gross profits and increased adjustments related to unrealized gains due to lower interest rates during the period.

Insurance expenses and taxes decreased $1.4 million and $2.8 million during the three and six months ended June 30, 2016, respectively, as compared to the same period in 2015. The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in millions)	2016	2015	2016	2015
Commissions	$6.5	$7.9	$13.1	$15.8
General insurance expenses	3.4	3.3	6.5	6.7
Taxes, licenses, and fees	0.3	0.4	0.5	0.4

Total insurance expenses and taxes	$10.2	$11.6	$20.1	$22.9

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors” in the Annual Report on Form 10-K for the year ended December 31, 2015. The risks described below and in the Company’s Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity or “CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. Although the Company stopped offering new CDAs as of November 22, 2015, there is still a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs with SALBs and therefore require more stringent regulations that would apply to its outstanding SALB obligations, which could adversely affect the profitability of such obligations.

The United Kingdom’s vote to leave, and the eventual exit of the United Kingdom from, the European Union could adversely affect us. On June 23, 2016, the United Kingdom (U.K.) voted to exit the European Union (E.U.) (“Brexit”). The U.K. has not yet given official notice of its intention to leave the E.U. Once that notice is given, the U.K. and the E.U. would negotiate the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.

The Brexit vote had an immediate adverse effect on global financial markets, including foreign currency markets, and could continue to contribute to instability in global financial markets and in European and worldwide economic or market conditions, both during and after the Brexit process. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate.

Given our investments in equity and debt securities of companies with global operations, any of the aforementioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds.

Not applicable.

Item 3. Defaults upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a)	Nothing to report.

(b)	Nothing to report.

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed with this report, which Exhibit Index is incorporated here in by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: August 12, 2016	/s/ Michiel van Katwijk
Michiel van Katwijk
Chief Financial Officer, Treasurer and Senior Vice President

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.