Form 10-Q
period 2016-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2016-11-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

FINAL

PART 1. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

(dollars in thousands, except share data)	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2016 - $1,471,852; 2015 - $1,570,693)	$1,654,387	$1,665,337
Equity available-for-sale securities, at estimated fair value (cost: 2016 - $31,264; 2015 - $33,777)	33,351	34,667
Limited partnerships	70,020	63,489
Mortgage loans on real estate	103,563	92,914
Policy loans	635,819	661,466
Derivative assets	968	10,893

Total investments	2,498,108	2,528,766

Cash and cash equivalents	400,687	236,482
Accrued investment income	32,615	34,481
Deferred policy acquisition costs	35,096	37,500
Deferred sales inducements	7,971	8,517
Value of business acquired	216,823	259,493
Goodwill	2,800	2,800
Income tax asset	1,512	1,512
Reinsurance receivables	2,000	68
Affiliated receivable - net	14,380	-
Affiliated short-term note receivable	-	25,000
Receivable for investments sold - net	-	777
Other assets	26,584	28,448
Recoverable of ceded Guaranteed Minimum Income Benefits embedded derivatives, at fair value	64,903	61,426
Separate Accounts assets	5,725,666	5,940,665

Total Assets	$9,029,145	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

(dollars in thousands, except share data)	September 30, 2016	December 31, 2015
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,107,905	$1,154,871
Future policy benefits	519,412	518,911
Claims and claims settlement expenses	31,408	32,410

Total policyholder liabilities and accruals	1,658,725	1,706,192

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	326,606	194,537
Checks not yet presented for payment	14,254	9,918
Derivative liabilities	7,095	13,075
Income tax liability	2,086	2,086
Affiliated payables - net	-	2,875
Reinsurance payables	206	-
Payable for investments purchased - net	2,145	-
Other liabilities	8,259	5,086
Separate Accounts liabilities	5,725,666	5,940,665

Total Liabilities	7,745,042	7,874,434

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,508,395	1,514,157
Accumulated other comprehensive income, net of taxes	127,849	56,591
Retained deficit	(354,641)	(281,747)

Total Stockholder’s Equity	1,284,103	1,291,501

Total Liabilities and Stockholder’s Equity	$9,029,145	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$38,242	$40,629	$113,141	$126,090
Net investment income	29,224	25,707	83,290	83,650
Net realized investment gains (losses)
Other-than-temporary impairment losses on securities	-	-	(4,563)	(1,764)
Portion of other-than-temporary impairments previously recognized in other comprehensive income (loss)	-	(7)	(121)	(109)

Net other-than-temporary impairment losses on securities recognized in income	-	(7)	(4,684)	(1,873)
Net realized investment gains, excluding other- than-temporary impairment losses on securities	1,690	2,179	6,297	3,042

Net realized investment gains	1,690	2,172	1,613	1,169

Net derivative gains (losses)	(34,133)	37,232	(37,427)	3,019

Total Revenues	35,023	105,740	160,617	213,928

Benefits and Expenses
Interest credited to policyholder liabilities	13,637	14,444	41,620	40,736
Policy benefits (net of reinsurance recoveries: 2016 - $2,310; $3,517 ; 2015 - $159; $1,615)	(5,767)	71,390	59,146	109,221
Amortization (accretion) of deferred policy acquisition costs	1,995	(2,208)	2,437	1,630
Amortization of value of business acquired	14,018	7,293	27,009	18,926
Insurance expenses and taxes	8,131	11,495	28,299	34,391

Total Benefits and Expenses	32,014	102,414	158,511	204,904

Income Before Taxes	3,009	3,326	2,106	9,024

Income Tax Expense (Benefit)	-	-	-	-

Net Income	$3,009	$3,326	$2,106	$9,024

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2016	2015	2016	2015
	(unaudited)		(unaudited)

Net Income	$3,009	$3,326	$2,106	$9,024

Other Comprehensive Income (Loss), net of taxes
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(796)	3,449	88,613	(39,233)
Reclassification adjustment for (gains) losses included in net income	1,775	(981)	43	139

	979	2,468	88,656	(39,094)

Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(3,101)	4,505	(2,961)	5,231
Reclassification adjustment for losses included in net income	305	447	621	273

	(2,796)	4,952	(2,340)	5,504

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	1,064	(353)	309	(324)
Reclassification adjustment for other-than-temporary impairments included in net income	-	7	121	109

	1,064	(346)	430	(215)

Adjustments
Value of business acquired	(3,072)	599	(15,488)	6,318

Total other comprehensive income (loss), net of taxes	(3,825)	7,673	71,258	(27,487)

Comprehensive Income (Loss)	$(816)	$10,999	$73,364	$(18,463)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

(dollars in thousands)	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
	(unaudited)

Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,514,157	$1,545,665
Capital contributions from AEGON USA, LLC	-	68,492
Return of capital to Transamerica Corporation /AEGON USA, LLC	(5,762)	(100,000)

Balance at end of period	$1,508,395	$1,514,157

Accumulated Other Comprehensive Income
Balance at beginning of period	$56,591	$109,242
Total other comprehensive income (loss), net of taxes	71,258	(52,651)

Balance at end of period	$127,849	$56,591

Retained Deficit
Balance at beginning of period	$(281,747)	$(295,405)
Net income	2,106	13,658
Cash dividend paid to Transamerica Corporation	(75,000)	-

Balance at end of period	$(354,641)	$(281,747)

Total Stockholder’s Equity	$1,284,103	$1,291,501

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,106	$9,024
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	2,404	1,486
Change in deferred sales inducements	546	352
Change in value of business acquired	27,009	18,926
Change in benefit reserves, net of change in ceded reinsurance recoverable	3,879	61,131
Change in income tax accruals	-	9
Change in claims and claims settlement expenses	(1,002)	(1,388)
Change in other operating assets and liabilities - net	(17,045)	4,053
Change in checks not yet presented for payment	4,336	(8,422)
Amortization of investments	(685)	2,053
Interest credited to policyholder liabilities	41,620	40,736
Net derivative (gains) losses	37,427	(3,019)
Net realized investment (gains)	(1,613)	(1,169)
Change in unrealized losses related to limited partnerships	1,053	-

Net cash and cash equivalents provided by operating activities	100,035	123,772

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	313,995	139,047
Maturities of available-for-sale securities and mortgage loans	218,467	277,976
Purchases of available-for-sale securities and mortgage loans	(437,145)	(371,497)
Sales of limited partnerships	3,788	252
Purchases of limited partnerships	(11,372)	-
Change in affiliated short-term note receivable	25,000	(25,000)
Cash received in connection with derivatives	20,177	48,683
Cash paid in connection with derivatives	(59,300)	(112,364)
Policy loans on insurance contracts - net	25,647	19,467
Net settlement on futures contracts	2,978	1,658
Other	-	715

Net cash and cash equivalents provided by/(used in) investing activities	$102,235	$(21,063)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended September 30,
(dollars in thousands)	2016	2015
	(unaudited)

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$9,042	$19,617
Policyholder withdrawals	(104,484)	(110,216)
Capital contributions from AEGON USA, LLC	-	11,666
Cash dividend paid to Transamerica Corporation	(75,000)	-
Return of capital to Transamerica Corporation (a)	(12)	-
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	132,389	(16,887)

Net cash and cash equivalents used in financing activities	(38,065)	(95,820)

Net increase in cash and cash equivalents	164,205	6,889
Cash and cash equivalents, beginning of year	236,482	235,034

Cash and cash equivalents, end of period	$400,687	$241,923

(a)	Not included in return of capital to Transamerica Corporation is the amount payable to Transamerica Corporation in connection with the tax allocation agreement of $5,750. The amount payable is presented on the Balance Sheets within the affiliated payables - net line item.

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of Transamerica Corporation which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was formerly a wholly owned subsidiary of AEGON USA, LLC (“AUSA”) which merged into Transamerica Corporation effective December 31, 2015. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

The accompanying Financial Statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The interim Financial Statements are unaudited; all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. For a complete discussion of the Company’s 2015 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

The Company is a life insurance company that conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a contingent deferred annuity (“CDA”)) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. As of November 22, 2015, the Company no longer issues CDAs to new investors. Existing certificate owners of CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts.

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the balance sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the balance sheet date. No subsequent events have been identified that require adjustments to the Financial Statements.

Current Accounting Guidance

Accounting Standards Update (“ASU”) 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the Financial Accounting Standard Board (“FASB”) issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The Company adopted the standard on January 1, 2016. The amendments have been applied retrospectively to all periods presented. Adoption of this ASU did not have a material impact on the Company’s Financial Statements. See Note 2 for disclosure impacts.

Future Accounting Guidance

ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and they should be applied using a retrospective transition method to each period presented unless impracticable. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The following are the main provisions. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset(s) to present the net carrying value at the amount expected to be collected on the financial asset. Although credit losses on available-for-sale debt securities are measured in a manner similar to current GAAP, the amendments in this Update require that credit losses be presented as an allowance rather than as a write-down. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early application of this Update is permitted only as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instrument

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. That is, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. An entity is required to assess the embedded call (put) options solely in accordance with the existing four-step decision sequence, which are whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments in this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company is currently evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. That is, the reporting entity must still consider whether there is a change in the counterparty’s creditworthiness in determining whether the hedging relationship continues to qualify for hedge accounting. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. An entity may use either of two transition methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company has not yet selected a transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in Topic 606. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date by one year. As a result, these Updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application of these Updates is permitted only as of fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that adoption of these Updates will have on its Financial Statements.

ASU 2016-01, Financial Instruments - Overall

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For the Company, the amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With certain exceptions, early adoption is not permitted. The amendments in this guidance are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for those related to equity securities without readily determinable fair values (including disclosure requirements) which are to be applied prospectively to equity investments that exist as of the date of adoption of the Update. The Company is currently evaluating the impact that adoption of these Updates will have on its Financial Statements and disclosures.

Note 2. Fair Value of Financial Instruments

Fair Value Measurements

ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

Fair Value Hierarchy

The Company has categorized its financial instruments into the three-level hierarchy based on the priority of the inputs to the valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$972,770	$-	$972,770
Asset-backed securities	-	53,854	6,792	60,646
Commercial mortgage-backed securities	-	77,380	-	77,380
Residential mortgage-backed securities	-	144,586	-	144,586
Municipals	-	807	-	807
Government and government agencies	-	-	-
United States	384,932	-	-	384,932
Foreign	1,509	11,757	-	13,266

Total fixed maturity AFS securities	$386,441	$1,261,154	$6,792	$1,654,387
Equity AFS securities (a)
Banking securities	$-	$27,468	$-	$27,468
Industrial securities	-	5,883	-	5,883

Total equity AFS securities	$-	$33,351	$-	$33,351
Cash equivalents (b)	-	399,228	-	399,228
Derivative assets (c)	-	968	-	968
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	64,903	64,903
Investments measured at net asset value (“NAV”) (e)	-	-	-	5,795,686

Total assets	$386,441	$1,694,701	$71,695	$7,948,523

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$77,840	$77,840
Derivative liabilities (c)	-	7,095	-	7,095

Total liabilities	$-	$7,095	$77,840	$84,935

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,016,792	$-	$1,016,792
Asset-backed securities	-	115,988	6,666	122,654
Commercial mortgage-backed securities	-	71,683	-	71,683
Residential mortgage-backed securities	-	59,265	-	59,265
Municipals	-	807	-	807
Government and government agencies
United States	386,288	-	-	386,288
Foreign	1,499	6,349	-	7,848

Total fixed maturity AFS securities	$387,787	$1,270,884	$6,666	$1,665,337
Equity AFS securities (a)
Banking securities	$-	$28,673	$-	$28,673
Industrial securities	-	5,994	-	5,994

Total equity AFS securities	$-	$34,667	$-	$34,667
Cash equivalents (b)	-	234,500	-	234,500
Derivative assets (c)	-	10,893	-	10,893
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	61,426	61,426
Investments measured at NAV (e)	-	-	-	6,004,154

Total assets	$387,787	$1,550,944	$68,092	$8,010,977

Liabilities
Future policy benefits (embedded derivatives only) (d)	$-	$-	$61,129	$61,129
Derivative liabilities (c)	-	13,075	-	13,075

Total liabilities	$-	$13,075	$61,129	$74,204

(a)

The fair values of debt securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its debt securities. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. The majority of brokers’ quotes are non-binding. As part of the pricing process, the Company assesses the appropriateness of each quote (i.e., as to whether the quote is based on observable market transactions or not) to determine the most appropriate estimate of fair value. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use the following inputs: reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

Third-party pricing services and brokers will often determine prices using recently reported trades for identical or similar securities. The third-party pricing services and brokers make adjustments for the elapsed time from the trade date to the balance sheet date to take into account available market information. Lacking recently reported trades, third-party pricing services and brokers will use modeling techniques to determine a security price where expected future cash flows are developed based on the performance of the underlying collateral and discounted using an estimated market rate.

Periodically, the Company performs an analysis of the inputs obtained from third-party pricing services and brokers to ensure that the inputs are reasonable and produce a reasonable estimate of fair value. The Company’s asset specialists and investment valuation specialists consider both qualitative and quantitative factors as part of this analysis. Several examples of analytical procedures performed include, but are not limited to, recent transactional activity for similar debt securities, review of pricing statistics and trends and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as exception reports that highlight significant price changes, stale prices or un-priced securities.

Following is additional discussion of the valuation methodologies for certain types of debt securities:

Corporate securities - Valuations of corporate securities are monitored and reviewed on a monthly basis. The pricing hierarchy is dependent on the possibility of corroboration of market prices when available. If no market prices are available, valuations are determined by a discounted cash flow methodology using an internally calculated yield. The yield is comprised of a credit spread over a given benchmark.

Residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset backed securities (“ABS”) - Valuations of RMBS, CMBS and ABS are monitored and reviewed on a monthly basis. Valuations are based on a pricing hierarchy and depending on the asset type, the pricing hierarchy consists of a waterfall that starts with making use of market prices from indices and follows with making use of third-party pricing services or brokers. The pricing hierarchy is dependent on the possibilities of corroboration of the market prices. If no market prices are available, the Company uses either internal models or another available pricing source to determine fair value. Significant inputs included in the internal models are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Market standard models may be used to model the specific collateral composition and cash flow structure of each transaction. The most significant unobservable input is the illiquidity premium, which is embedded in the discount rate.

Government and government agencies - When available, the Company uses quoted market prices in active markets to determine the fair value of its government and government agencies’ investments. When the Company cannot make use of quoted market prices, market prices from indices or quotes from third-party pricing services or brokers are used.

Equity securities – Valuations of equity securities are monitored and reviewed on a monthly basis. When available, the Company uses quoted market prices in active markets to determine the fair value of its equity investments. When the Company cannot make use of quoted market prices, quotes from a third party vendor, broker, or custodian are used.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the above table.

(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, and credit default swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value for the variance swaps is calculated as the difference between the estimated volatility of the underlying Standard and Poor’s 500 Composite Stock Price Index (“S&P”) at maturity and the actual volatility of the underlying S&P index at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model.

(d)

The Company issued contracts containing guaranteed minimum withdrawal benefit riders (“GMWB”) and obtained guaranteed minimum income benefits (“GMIB”) reinsurance. GMWB and GMIB reinsurance are treated as embedded derivatives and are required to be reported separately from the host contract. In addition, the Company issues SALB contracts which are required to be reported at fair value. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rate and actuarial assumptions. Since two of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

(e)

Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy in accordance with Subtopic 820-10. These investments do not have any lockup periods.

Investment: Limited Partnerships	September 30, 2016 Fair Value	September 30, 2016 Unfunded Commitments	Redemption Frequency	Redemption Notice Period
Limited Partnership - Private Equity	$1,627	$-	None	None
Limited Partnership - Hedge Funds	68,393	4	Quarterly	60-65 days

	$70,020	$4
Separate Accounts	5,725,666	-	None	None

Investments measured at NAV	$5,795,686	$4

For the nine months ended September 30, 2016 and twelve months ended December 31, 2015, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 fixed maturity AFS securities at September 30, 2016 and December 31, 2015:

	Nine Months Ended September 30, 2016	Twelve Months Ended December 31, 2015
Balance at beginning of period (a)	$6,666	$8,474
Change in unrealized gains (losses) (b)	76	(376)
Purchases	-	1,999
Sales	(276)	(126)
Transfers into Level 3	2,113	2,049
Transfers out of Level 3	(1,954)	(5,354)
Net realized investment gains (c)	167	-

Balance at end of period (a)	$6,792	$6,666

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) for fixed maturity in the Statements of Income.

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. Level 3 fixed maturity securities at September 30, 2016 remained fairly consistent with the December 31, 2015 balance as a result of the transfer during the first quarter of 2016 from Level 3 to Level 2 and the retransfer during the second quarter of 2016 from Level 2 to Level 3 of two ABS due to the availability of market observable data (Level 2) during the first quarter of 2016 and the unavailability of market observable data (Level 2) during the second quarter of 2016. One ABS that was transferred from Level 2 to Level 3 during the third quarter of 2016, however, was then sold in the same time period, which contributed to the minimal movement in total during the third quarter.

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

The expected market rates of returns are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 50 basis points (“bps”) and 40 bps at September 30, 2016 and December 31, 2015, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25%-30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.1% and 24.2% at September 30, 2016 and December 31, 2015, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at September 30, 2016 and December 31, 2015:

	Nine Months Ended September 30, 2016			Twelve Months Ended December 31, 2015
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (a)	$60,618	$(61,426)	$511	$60,702	$(60,573)	$504

Changes in interest rates (b)	17,243	(11,056)	-	(1,890)	979	-
Changes in equity markets (b)	(4,495)	9,142	-	9,182	(1,976)	7
Other (b)	3,963	(1,563)	-	(7,376)	144	-

Balance at end of period (a)	$77,329	$(64,903)	$511	$60,618	$(61,426)	$511

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income.

For the nine months ended September 30, 2016, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in interest rates and equity market performance. The fair value of the GMWB and GMIB reinsurance guarantees increased due to a decrease in interest rates by 74 basis points during the nine-month period ended September 30, 2016. Favorable equity returns during the three-month period ended September 30, 2016, partially offset the year-to-date increase in fair value reinsurance guarantees due to the decrease in interest rates.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at September 30, 2016 and December 31, 2015:

Description	September 30, 2016 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$6,792	Broker	See comment below (a)	See comment below (a)

Total fixed maturity securities	6,792
Future policy benefits (embedded derivatives) - GMIB Reinsurance	64,903	Discounted cash flows	Own credit risk	50
			Long-term volatility	25-30%

Total assets	$71,695

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$77,329	Discounted cash flows	Own credit risk	50
			Long-term volatility	25-30%

Future policy benefits - SALB	511	See comment below (b)	See comment below (b)	See comment below (b)

Total liabilities	$77,840

Description	December 31, 2015 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$6,666	Broker	See comment below (a)	See comment below (a)

Total fixed maturity securities	6,666
Future policy benefits (embedded derivatives) - GMIB Reinsurance	61,426	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%

Total assets	$68,092

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,618	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%

Future policy benefits - SALB	511	See comment below (b)	See comment below (b)	See comment below (b)

Total liabilities	$61,129

(a)

The Company has obtained non-binding broker quotes which cannot be corroborated by market observable data, to assist in determining the fair values of the Level 3 ABS. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and obtains an asset specialist’s review of the broker’s price.

(b)	The SALB is a relatively new product with fewer than 150 policies. Due to the small size of this block, the liability was established based on the fees.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$108,089	$108,089
Policy loans (b)	-	635,819	-	635,819

Total assets	$-	$635,819	$108,089	$743,908

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$92,923	$92,923
Policy loans (b)	-	661,466	-	661,466

Total assets	$-	$661,466	$92,923	$754,389

(a)	The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.
(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and impairments reflected in other comprehensive income (“OCI”) of investments in fixed maturity and equity AFS securities at September 30, 2016 and December 31, 2015 were:

	September 30, 2016
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$891,366	$83,906	$(2,502)	$972,770	$-
Asset-backed securities	57,840	3,106	(300)	60,646	-
Commercial mortgage-backed securities	73,008	4,381	(9)	77,380	-
Residential mortgage-backed securities	142,010	2,843	(267)	144,586	-
Municipals	910	-	(103)	807	-
Government and government agencies
United States	295,205	89,727	-	384,932	-
Foreign	11,513	1,753	-	13,266	-

Total fixed maturity AFS securities	$1,471,852	$185,716	$(3,181)	$1,654,387	$-

Equity AFS securities
Banking securities	$25,473	$2,094	$(99)	$27,468	$-
Industrial securities	5,791	92	-	5,883	-

Total equity AFS securities	$31,264	$2,186	$(99)	$33,351	$-

	December 31, 2015
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$977,900	$57,648	$(18,756)	$1,016,792	$-
Asset-backed securities	118,993	4,140	(479)	122,654	(42)
Commercial mortgage-backed securities	70,083	1,904	(304)	71,683	-
Residential mortgage-backed securities	56,527	2,819	(81)	59,265	-
Municipals	913	-	(106)	807	-
Government and government agencies
United States	339,686	46,634	(32)	386,288	-
Foreign	6,591	1,257	-	7,848	-

Total fixed maturity AFS securities	$1,570,693	$114,402	$(19,758)	$1,665,337	$(42)

Equity AFS securities
Banking securities	$27,986	$1,769	$(1,082)	$28,673	$-
Industrial securities	5,791	203	-	5,994	-

Total equity AFS securities	$33,777	$1,972	$(1,082)	$34,667	$-

(a) Represents other-than-temporary impairments (“OTTI”) in Accumulated Other Comprehensive Income (“AOCI”), which were not included in earnings. Amount excludes $2,863 and $2,515 of unrealized gains at September 30, 2016 and December 31, 2015, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2016 and December 31, 2015 were:

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,386,052	$1,563,924	$1,467,677	$1,565,053
Below investment grade	85,800	90,463	103,016	100,284

Total fixed maturity AFS securities	$1,471,852	$1,654,387	$1,570,693	$1,665,337

At September 30, 2016 and December 31, 2015, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $74,128 and $79,958, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2016 and December 31, 2015 by contractual maturities were:

	September 30, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$63,219	$63,954	$64,114	$65,086
Due after one year through five years	540,248	582,815	564,707	599,965
Due after five years through ten years	106,248	115,113	230,858	230,815
Due after ten years	489,279	609,894	465,410	515,868

	1,198,994	1,371,776	1,325,089	1,411,734
Mortgage-backed securities and other asset-backed securities	272,858	282,611	245,604	253,603

Total fixed maturity AFS securities	$1,471,852	$1,654,387	$1,570,693	$1,665,337

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Unrealized Losses on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of AOCI, net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$10,825	$10,949	$(124)
Asset-backed securities	9,988	10,083	(95)
Commercial mortgage-backed securities	2,602	2,611	(9)
Residential mortgage-backed securities	27,215	27,234	(19)

Total fixed maturity and equity AFS securities	$50,630	$50,877	$(247)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$6,834	$7,347	$(513)
Asset-backed securities	6,700	6,887	(187)
Residential mortgage-backed securities	8,863	9,110	(247)

Total fixed maturity and equity AFS securities	$22,397	$23,344	$(947)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$17,410	$19,275	$(1,865)
Asset-backed securities	2,310	2,328	(18)
Residential mortgage-backed securities	20	21	(1)
Municipals	807	910	(103)
Equity AFS securities - banking securities	1,698	1,797	(99)

Total fixed maturity and equity AFS securities	$22,245	$24,331	$(2,086)

Total fixed maturity and equity AFS securities	$95,272	$98,552	$(3,280)

	December 31, 2015
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$130,718	$139,846	$(9,128)
Asset-backed securities	59,051	59,312	(261)
Commercial mortgage-backed securities	17,185	17,450	(265)
Residential mortgage-backed securities	3,896	3,966	(70)
Government and government agencies - United States	18,484	18,516	(32)

Total fixed maturity and equity AFS securities	$229,334	$239,090	$(9,756)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$27,872	$30,597	$(2,725)
Asset-backed securities	455	463	(8)
Commercial mortgage-backed securities	988	1,028	(40)
Residential mortgage-backed securities	1,020	1,030	(10)

Total fixed maturity and equity AFS securities	$30,335	$33,118	$(2,783)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,628	15,531	$(6,903)
Asset-backed securities	4,788	4,999	(211)
Residential mortgage-backed securities	39	40	(1)
Municipals	808	912	(104)
Equity AFS securities - banking securities	9,214	10,296	(1,082)

Total fixed maturity and equity AFS securities	$23,477	$31,778	$(8,301)

Total fixed maturity and equity AFS securities	$283,146	$303,986	$(20,840)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 46 and 133 at September 30, 2016 and December 31, 2015, respectively.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI and number of securities with fair value declining below amortized cost by greater than 20% and 40% (continuous unrealized loss position) were as follows at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Estimated Fair Value	Gross Unrealized Losses/OTTI (a)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses/OTTI (a)	Number of Securities
Decline > 20%
Less than or equal to six months	$-	$-	-	$6,182	$(1,904)	2
Greater than six months but less than or equal to one year	-	-	-	1,468	(532)	1
Greater than one year	-	-	-	3,722	(1,616)	2

Total	$-	$-	-	$11,372	$(4,052)	5

Decline > 40%
Less than or equal to six months	$-	$-	-	$2,950	$(2,047)	1
Greater than one year	1,148	(841)	1	2,407	(5,232)	3

Total	$1,148	$(841)	1	$5,357	$(7,279)	4

Unrealized gains (losses) incurred during 2016 and 2015 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. For fixed maturity AFS securities, the Company does not intend to sell them, nor is it more likely than not that the Company will be required to sell them before the recovery of its amortized cost basis, and the Company expects to recover the entire cost basis of the debt securities. In making the other-than-temporary impairment assessment, the Company also considered all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. Therefore, the Company determined that these fixed maturity AFS securities were not other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Assets
Fixed maturity AFS securities	$182,535	$94,644
Equity AFS securities	2,086	890
Cash flow hedges	1,862	4,202
Value of business acquired	(37,301)	(21,812)

	$149,182	$77,924

Liabilities
Income taxes - deferred	$(21,333)	$(21,333)

	$(21,333)	$(21,333)

Stockholder’s equity
Accumulated other comprehensive income, net of taxes	$127,849	$56,591

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums collected during the nine months ended September 30, 2016. There were $335 of prepayment premiums collected for the twelve months ended December 31, 2015. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at September 30, 2016 and December 31, 2015 was $108,089 and $92,923, respectively.

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at September 30, 2016 and December 31, 2015. For the portion of the mortgage loan portfolio without specific reserves, a generic reserve is established. The generic reserve was $66 at September 30, 2016 and $78 at December 31, 2015. The change in the reserve is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income.

The change in the credit loss allowances on commercial mortgage loans at September 30, 2016 and December 31, 2015 was as follows:

	Nine Months Ended	Twelve Months Ended
Commercial	September 30, 2016	December 31, 2015
Balance at beginning of period	$78	$36
Provision	(12)	42

Balance at end of period	$66	$78

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in California, New Hampshire, Pennsylvania, Virginia, Washington, Minnesota, Oregon, Texas, Florida, Georgia and Missouri, which account for approximately 85% of mortgage loans at September 30, 2016.

The credit quality of commercial mortgage loans at September 30, 2016 and December 31, 2015 was as follows:

Commercial	September 30, 2016	December 31, 2015
AAA - AA	$42,944	$31,835
A	45,679	49,084
BBB	15,006	9,090
BBB - BB	-	2,983

Total mortgage loans on real estate	$103,629	$92,992
Less: reserves	(66)	(78)

Total mortgage loans on real estate, net	$103,563	$92,914

The credit quality of the commercial mortgage loans was determined based on an internal credit rating model which assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, adequate reserves for loan losses have been established to cover those risks.

Securities Lending

The following table provides a summary of the securities under securities lending agreements at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Payables for collateral under securities loaned	$213,905	$194,537
Amortized cost of securities out on loan	159,250	162,698
Estimated fair value of securities out on loan	206,986	188,689

Reverse Repurchase Agreements

The following table provides a summary of the securities under reverse repurchase agreements at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Payable for reverse repurchase agreements	$111,053	$-
Amortized cost of securities pledged	109,709	-
Estimated fair value of securities pledged	110,962	-

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of collateral maturities of reverse repurchase agreements and securities lending transactions at September 30, 2016 and December 31, 2015:

	September 30, 2016
	Overnight and Continuous	Up to 30 days	Total

Reverse repurchase agreements
Residential mortgage-backed securities	$-	$110,962	$110,962

Total	-	110,962	110,962
Securities lending transactions
U.S. Treasury and agency securities	$170,278	$-	$170,278
Corporate securities	36,706	-	36,706
Equity securities - banking	2	-	2

Total	$206,986	$-	$206,986

Total Borrowings	$206,986	$110,962	$317,948

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending on the Balance Sheets			$324,958

	December 31, 2015
	Overnight and Continuous	Up to 30 days	Total

Securities lending transactions
U.S. Treasury and agency securities	$155,586	$-	$155,586
Corporate securities	19,786	-	19,786
Equity securities- banking	13,317	-	13,317

Total Borrowings	$188,689	$-	$188,689

Gross amount of recognized liabilities for securities lending on the Balance Sheets			$194,537

Derivatives and Hedge Accounting

The following table presents the notional and fair value of non-qualifying hedging instruments and cash flow hedges at September 30, 2016 and December 31, 2015:

	Notional		Fair Value
	September 30,	December 31,	September 30,	December 31,
Derivative Type	2016	2015	2016	2015
Non-qualifying hedges
Short futures	$33,486	$47,221	$-	$-
Long futures	74,291	51,573	-	-
Interest rate swaps	251,000	192,000	10,767	(2,228)
Variance swaps	385	675	(1,623)	(1,525)
Total return swaps	728,761	1,315,900	(5,645)	(1,429)
Options	12,952	587,046	14	11,055
Credit default swaps	210,000	210,000	1,763	65

Total non-qualifying hedges	$1,310,875	$2,404,415	$5,276	$5,938

Cash flow hedges
Interest rate swaps	$49,883	$49,884	$325	$3,285

Total cash flow hedges	$49,883	$49,884	$325	$3,285

Derivative Total	$1,360,758	$2,454,299	$5,601	$9,223

The following table presents the net derivative gains (losses) recognized in the Statements of Income:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Type	2016	2015	2016	2015
Short futures	$(977)	$3,016	$(3,436)	$1,658
Long futures	(577)	-	6,414	-
Variance swaps	(1,093)	863	(2,763)	(1,352)
Total return swaps	(32,494)	18,535	(49,533)	(15,892)
Options	(538)	16,627	(3,773)	19,083
Interest rate swaps	(772)	1	12,999	4
Credit default swaps	2,318	(1,810)	2,665	(482)

Total	$(34,133)	$37,232	$(37,427)	$3,019

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at both September 30, 2016 and December 31, 2015:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type
Credit default swaps
Corporate debt	$120,000	A	June 2017 - December 2020
Sovereign debt	90,000	AA-A	June 2017 - March 2020

Credit default swaps total	$210,000

The following tables present the components of the gains or losses on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)		Gains (Losses) Recognized in OCI on Derivatives (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate swaps	$(2,796)	$4,952	$(2,340)	$5,504

Total	$(2,796)	$4,952	$(2,340)	$5,504

	Net Realized Gains (Losses) Recognized in Income on Derivatives (Ineffective Portion)		Net Realized Gains (Losses) Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate swaps	$1	$1	$4	$4

Total	$1	$1	$4	$4

	Gains (Losses) Reclassified from AOCI into Net Investment Income (Effective Portion)		Gains (Losses) Reclassified from AOCI into Net Investment Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest rate swaps	$(305)	$(447)	$(621)	$(273)

Total	$(305)	$(447)	$(621)	$(273)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2016, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income during the next twelve months are ($828). This expectation is based on the anticipated interest payments on the hedged investments in Treasury Inflation Protected Securities (“TIPS”) that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

The Company receives or pledges collateral related to derivative transactions. The credit support agreement contains a fair value threshold of $1,000 over which collateral needs to be pledged by the Company or its counterparty. At September 30, 2016 and December 31, 2015 the Company has pledged securities in the amount of $8,850 and $16,439, respectively, to counterparties. At September 30, 2016 and December 31, 2015, the Company received cash collateral from counterparties in the amount of $13,374 and $11,405, respectively.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $6,189 and $4,136 at September 30, 2016 and December 31, 2015, respectively.

Offsetting of Financial Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets and liabilities at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$5,671	$10,837	$37,985	$26,534
OTC - Cleared	12,854	2,087	140	2,368

Total gross estimated fair value of derivatives	18,525	12,924	38,125	28,902
Amounts offset on the balance sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	(3,742)	(3,742)	(15,687)	(15,687)
OTC - Cleared	(2,087)	(2,087)	(140)	(140)
Cash collateral: (2), (3)
OTC - Bilateral	(961)	-	(11,405)	-
OTC - Cleared	(10,767)	-	-	-

Estimated fair value of derivatives presented on the balance sheets	968	7,095	10,893	13,075
Gross amounts not offset on the balance sheets:
Securities collateral: (4)
OTC - Bilateral	-	(6,173)	(8,158)	(10,847)

Net amount after application of master netting agreements and collateral	$968	$922	$2,735	$2,228

(1)	Estimated fair value of derivatives is limited to the amount that is subject to set-off.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for over-the-counter “OTC”-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or in fixed maturity securities, and the obligation to return it, beyond what is being setoff, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At September 30, 2016 and December 31, 2015, the Company received excess cash collateral of $1,647 and $0, respectively.

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being setoff, is included in other assets. The amount reported in the table above does not include initial margin on Exchange-Traded and OTC-Cleared derivatives. At September 30, 2016 and December 31, 2015, the Company had no excess cash collateral provided to counterparties that would be subject to the foregoing limitation.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheet. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2016 and December 31, 2015, the Company received excess securities collateral with an estimated fair value of $0 and $1,102, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2016 and December 31, 2015, the Company provided excess securities collateral with an estimated fair value of $2,677 and $5,592, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2016 and December 31, 2015, the Company also provided securities initial margin with an estimated fair value of $11,930 and $9,251, respectively, for its OTC-Cleared derivatives, which are not included in the table above.

There were no other financial assets or financial liabilities at September 30, 2016 and December 31, 2015 that were subject to offsetting.

Net Investment Income

Net investment income by source for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net investment income	2016	2015	2016	2015
Fixed maturity AFS securities	$17,098	$17,577	$51,326	$53,502
Equity AFS securities	418	469	1,421	1,499
Limited partnerships	1,574	(2,272)	(1,057)	(715)
Mortgage loans on real estate	1,330	1,038	3,798	2,898
Policy loans on insurance contracts	8,555	8,946	25,545	26,556
Derivatives	1,547	954	5,316	2,784
Cash and cash equivalents	647	140	1,662	448
Other	18	103	233	117

Gross investment income	31,187	26,955	88,244	87,089
Less investment expenses	(1,963)	(1,248)	(4,954)	(3,439)

Net investment income	$29,224	$25,707	$83,290	$83,650

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds	$111,616	$46,395	$311,047	$138,614
Gross realized investment gains	3,417	2,604	8,360	5,556
Gross realized investment losses	(1,096)	(153)	(1,373)	(2,304)

Proceeds on AFS securities sold at a realized loss	24,478	4,181	49,223	31,876

Net realized investment gains for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Fixed maturity AFS securities	$1,946	$2,444	$1,193	$1,204
Equity AFS securities	376	-	583	175
Mortgages	9	(74)	12	(67)
Adjustment related to value of business acquired	(641)	(198)	(175)	(143)

Net realized investment gains	$1,690	$2,172	$1,613	$1,169

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which a portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Balance at beginning of period	$(935)	$(185)
Additional credit loss impairments recognized in the current period on securities previously impaired through OCI	121	109
Accretion of credit loss impairments previously recognized	(988)	(859)

Balance at end of period	$(1,802)	$(935)

The components of OTTI reflected in the Statements of Income for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$-	$-	$-	$5,213	$-	$5,213
Value of business acquired amortization	-	-	-	(529)	-	(529)

Net OTTI losses	$-	$-	$-	$4,684	$-	$4,684

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income	OTTI Losses on Securities	Net OTTI Losses Recognized in OCI	Net OTTI Losses Recognized in Income
Gross OTTI losses	$7	$-	$7	$1,873	$-	$1,873
Value of business acquired amortization	-	-	-	-	-	-

Net OTTI losses	$7	$-	$7	$1,873	$-	$1,873

Note 4. Value of Business Acquired (“VOBA”), Deferred Acquisition Costs (“DAC”), and Deferred Sales Inducements (“DSI”)

For a complete discussion of the Company’s VOBA, DAC and DSI accounting policies, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

VOBA

The change in the carrying amount of VOBA for the three and nine months ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Amortization expense	$(1,131)	$(7,270)	$(14,103)	$(18,819)
Unlocking	(12,887)	(23)	(12,904)	(107)
Adjustment related to realized (gains) losses on investments	(641)	(197)	(175)	(141)
Adjustment related to unrealized (gains) losses and OTTI on investments	(3,072)	599	(15,488)	6,318

Change in VOBA carrying amount	$(17,731)	$(6,891)	$(42,670)	$(12,749)

For the three months ended September 30, 2016, the decrease in VOBA was primarily driven by the favorable unlocking adjustment due to increased mortality assumptions and adjustments relating to unrealized gains due to the low interest rate environment. For the nine months ended September 30, 2016, the decrease in VOBA was primarily driven by the third quarter favorable unlocking adjustment, amortization due to positive gross profits and adjustments relating to unrealized gains due to the low interest rate environment.

DAC

The change in the carrying amount of DAC for the three and nine months ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DAC	2016	2015	2016	2015
Capitalization	$14	$70	$34	$144
Accretion (amortization) expense	(3,548)	3,509	(3,964)	(278)
Unlocking	1,552	(1,301)	1,526	(1,352)

Change in DAC carrying amount	$(1,982)	$2,278	$(2,404)	$(1,486)

For the three months ended September 30, 2016, DAC decreased as a result of increased amortization that was driven by high Separate Accounts performance and hedge gains, offset by beginning of period unlocking for assumption updates and model changes. For the nine months ended September 30, 2016, DAC decreased as a result of third quarter earnings that were driven by high Separate Account performance and hedge gains, offset by beginning of period unlocking for assumption updates and model changes.

DSI

The change in the carrying amount of DSI for the three and nine months ended September 30 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DSI	2016	2015	2016	2015
Capitalization	$4	$8	$7	$13
Accretion (amortization) expense	(806)	799	(900)	(58)
Unlocking	353	(295)	347	(307)

Change in DSI carrying amount	$(449)	$512	$(546)	$(352)

For the three months ended September 30, 2016, DSI decreased as a result of increased amortization that was driven by high Separate Accounts performance and hedge gains, partially offset by beginning of period unlocking for assumption updates and model changes. For the nine months ended September 30, 2016, DSI decreased as a result of third quarter earnings that were driven by high Separate Account performance and hedge gains, partially offset by beginning of period unlocking for assumption updates and model changes.

Note 5. Variable Contracts Containing Guaranteed Benefits

The Company records liabilities for contracts containing a GMDB and GMIB as a component of future policy benefits on the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income.

The components of the changes in the GMDB and GMIB liabilities for the three and nine months ended September 30 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMDB	2016	2015	2016	2015
Guaranteed benefits incurred	$6,429	$6,467	$19,295	$19,551
Guaranteed benefits paid	(3,060)	(6,832)	(16,357)	(19,617)
Unlocking	(22,768)	32,957	(17,928)	32,232

Total	$(19,399)	$32,592	$(14,990)	$32,166

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMIB	2016	2015	2016	2015
Guaranteed benefits incurred	$3,648	$2,701	$10,413	$8,363
Guaranteed benefits paid	(300)	(346)	(1,706)	(682)
Unlocking	(8,195)	25,507	(3,015)	22,192

Total	$(4,847)	$27,862	$5,692	$29,873

For the three months ended September 30, 2016, the decrease in GMDB liabilities was driven by unlocking adjustments for assumption updates and model changes, higher equity returns and higher bond and money market returns. For the nine months ended September 30, 2016, the decrease in GMDB liabilities was driven by unlocking adjustments for assumption updates and model changes, higher equity returns, and a decrease in interest rates. For the three months ended September 30, 2016, the decrease in GMIB liabilities was driven by higher equity returns offset by unlocking adjustments for assumption updates and model changes. For the nine months ended September 30, 2016, the increase in GMIB liabilities was driven by the expected increase in reserves and a decrease in interest rates.

The Company has not incurred or paid any benefits related to the GMWB product.

Note 6. Income Taxes

The effective tax rate was not meaningful for the nine months ended either September 30, 2016, or 2015. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of the Separate Accounts dividends-received deduction (“DRD”) and the valuation allowance on net operating loss (“NOL”) carryforwards.

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

The income tax expense (benefit) for each of the three and nine months ended September 30, 2016 and 2015 was $0.

The income tax asset (liability) consists of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Current federal income tax liability	$(179)	$(179)
Current state income tax liability	(287)	(287)
Deferred federal income tax liability	(1,620)	(1,620)
Deferred state income tax assets	1,512	1,512

Net income tax liability	$(574)	$(574)

At September 30, 2016 and December 31, 2015, the Company had a tax valuation allowance for deferred tax assets of $111,869 and $130,946, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $3,556 (gross $10,162) and $3,404 (gross $9,727), respectively, that should not be recognized at September 30, 2016 and December 31, 2015, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2015 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows:

	September 30, 2016	December 31, 2015
Balance at beginning of period	$3,404	$3,041
Additions for tax positions of prior years	152	363
Additions for tax positions of current year	-	293
Reductions for tax positions of current year	-	(293)

Balance at end of period	$3,556	$3,404

At September 30, 2016 and December 31, 2015, the Company had a net operating loss carry forward for federal income tax purposes of $612,061 (net of the ASC 740 reduction of $10,162) and $577,762 (net of the ASC 740 reduction of $9,727), respectively, with a carry forward period of fifteen years that expires at various dates between 2023 and 2031. At both September 30, 2016 and December 31, 2015, the Company had a capital loss carry forward of $84 for federal income tax purposes with a carry forward period of five years that will expire in 2018. At September 30, 2016 and December 31, 2015, the Company had a foreign tax credit carry forward of $9,573 and $8,869, respectively, with a carry forward period of ten years that will expire at various dates up to 2026. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4,216 at both September 30, 2016 and December 31, 2015, with an indefinite carry forward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its Financial Statements at September 30, 2016 or December 31, 2015. The Company recognized interest expense of $107 and $86 at September 30, 2016 and December 31, 2015, respectively.

The Company records taxes on a separate company basis. Effective January 1, 2013 for federal income tax purposes the Company joined in a consolidated income tax return filing with its direct parent, Transamerica Corporation, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from Transamerica Corporation in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from Transamerica Corporation. At September 30, 2016 and December 31, 2015, the Company recognized capital contributions from (distributions to) Transamerica Corporation and contributions from AUSA in connection with the tax allocation agreement in the amount of ($5,750) and $68,492, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 and 2014. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return has been filed for 2015.

Note 7. Accumulated Other Comprehensive Income

The changes in AOCI by component for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$182,576	$4,658	$(55,560)	$131,674

OCI before reclassifications	268	(3,101)	(3,072)	(5,905)
Amounts reclassified from AOCI	1,775	305	-	2,080

Net current period OCI	$2,043	$(2,796)	$(3,072)	$(3,825)

Ending balance	$184,619	$1,862	$(58,632)	$127,849

	Nine Months Ended September 30, 2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591

OCI before reclassifications	88,922	(2,961)	(15,488)	70,473
Amounts reclassified from AOCI	164	621	-	785

Net current period OCI	$89,086	$(2,340)	$(15,488)	$71,258

Ending balance	$184,619	$1,862	$(58,632)	$127,849

	Three Months Ended September 30, 2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$122,790	$2,848	$(51,556)	$74,082

OCI before reclassifications	3,096	4,505	599	8,200
Amounts reclassified from AOCI	(974)	447	-	(527)

Net current period OCI	$2,122	$4,952	$599	$7,673

Ending balance	$124,912	$7,800	$(50,957)	$81,755

	Nine Months Ended September 30, 2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policy holder liabilities, VOBA, and Deferred Tax	Total (a)
Beginning balance	$164,221	$2,296	$(57,275)	$109,242

OCI before reclassifications	(39,557)	5,231	6,318	(28,008)
Amounts reclassified from AOCI	248	273	-	521

Net current period OCI	$(39,309)	$5,504	$6,318	$(27,487)

Ending balance	$124,912	$7,800	$(50,957)	$81,755

(a)	All amounts are net of tax.

The reclassifications out of AOCI for the three and nine months ended September 30 were as follows:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(1,775)	$(43)	Net realized investment gains (losses)
	-	(121)	Portion of OTTI previously recognized in OCI

	$(1,775)	$(164)	Total before tax
	-	-	Tax expense (benefit)

	$(1,775)	$(164)	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$(305)	$(621)	Net investment income

	$(305)	$(621)	Total before tax
	-	-	Tax expense (benefit)

	$(305)	$(621)	Net of tax

Total amounts reclassified from AOCI	$(2,080)	$(785)

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$981	$(139)	Net realized investment gains (losses)
	(7)	(109)	Portion of OTTI previously recognized in OCI

	$974	$(248)	Total before tax
	-	-	Tax expense (benefit)

	$974	$(248)	Net of tax

Unrealized holding losses on cash flow hedges
Interest rate swaps	$(447)	$(273)	Net investment income

	$(447)	$(273)	Total before tax
	-	-	Tax expense (benefit)

	$(447)	$(273)	Net of tax

Total amounts reclassified from AOCI	$527	$(521)

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

The Company’s statutory net loss for the nine months ended September 30, 2016 and 2015 was $20,821 and $104,663, respectively. Statutory capital and surplus at September 30, 2016 and December 31, 2015 was $705,438 and $790,252, respectively.

For the nine months ended September 30, 2016 the Company paid $75,000 in extraordinary dividends to Transamerica Corporation. For the nine months ended September 30, 2015, the Company did not pay any dividends to AUSA. During the first nine months of 2016 and 2015, the Company paid a $5,762 return of capital to Transamerica Corporation and received capital contributions of $11,666 from AUSA, respectively.

Note 9. Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. The current period receivable is due to one In Course of Settlement (“ICOS”) claim for $2,000.

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company did not have a reinsurance reserve at September 30, 2016 and December 31, 2015.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and a GMDB provision to the extent reinsurance capacity is available in the marketplace. The account value for variable annuity contracts containing GMIB and GMDB provisions that were reinsured were 34% and 4%, respectively, at both September 30, 2016 and December 31, 2015.

Note 10. Related Party Transactions

At September 30, 2016, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between Transamerica Corporation companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to services rendered. During the three and nine months ended September 30, 2016, the Company incurred $2,799 and $7,587, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2015, the Company incurred $2,472 and $7,977, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

The Company was party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. During the three and nine months ended September 30, 2016, the Company accrued and/or received $0 and $27 of interest, respectively. During the three and nine months ended September 30, 2015, the Company accrued and /or received $8 and $9 of interest income, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine months ended September 30, 2016, the Company incurred $48 and $134, respectively, under this agreement. During the three and nine months ended September 30, 2015, the Company incurred charges of $36 and $102, respectively, under this agreement. Mortgage loan origination fees are amortized into net investment income over the life of the mortgage loans.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2016, the Company incurred $494 and $1,498, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2015, the Company incurred $437 and $1,278, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2016, the Company incurred $6,212 and $18,348, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2015, the Company incurred $7,547 and $22,200, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance expenses and taxes, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and nine months ended September 30, 2016, the Company incurred $82 and $241, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2015, the Company incurred $89 and $275, respectively, in expenses under this agreement.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three and nine months ended September 30, 2016, the Company received $593 and $1,593, respectively, in revenue under this agreement. During the three and nine months ended September 30, 2015, the Company received $589 and $1,825, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Investments purchased from related parties:
Fixed maturities	$-	$-	$-	$30,356
Mortgages	-	-	-	4,000
Limited partnerships	-	-	10,000	-
Investments sold to related parties:
Fixed maturities	21,548	-	84,407	24,878

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At September 30, 2016 and December 31, 2015, the Company’s estimated liability for future guaranty fund assessments was $143 and $144. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In addition, the Company has a receivable for future premium tax deductions of $4,011 and $4,240 at September 30, 2016 and December 31, 2015.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity as of September 30, 2016. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of September 30, 2016, no such disclosures were considered necessary.

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

The following tables summarize each business segment’s contribution to select Statements of Income information for the three and nine months ended September 30, 2016 and 2015:

	Annuity	Life Insurance	Total
Three months ended September 30, 2016
Net revenues (a)	$3,454	$17,932	$21,386
Amortization (accretion) of VOBA	1,358	12,660	14,018
Policy benefits (net of reinsurance recoveries)	(18,819)	13,053	(5,767)
Net income (loss)	7,350	(4,341)	3,009

Three months ended September 30, 2015
Net revenues (a)	$74,149	$17,147	$91,296
Amortization (accretion) of VOBA	(229)	7,522	7,293
Policy benefits (net of reinsurance recoveries)	64,676	6,714	71,390
Net income (loss)	2,387	939	3,326

	Annuity	Life Insurance	Total
Nine months ended September 30, 2016
Net revenues (a)	$69,959	$49,038	$118,997
Amortization (accretion) of VOBA	4,447	22,562	27,009
Policy benefits (net of reinsurance recoveries)	22,736	36,411	59,146
Net income (loss)	7,762	(5,656)	2,106

Nine months ended September 30, 2015
Net revenues (a)	$117,990	$55,202	$173,192
Amortization (accretion) of VOBA	5,080	13,846	18,926
Policy benefits (net of reinsurance recoveries)	81,180	28,041	109,221
Net income (loss)	1,382	7,642	9,024

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein.

Forward Looking Statements

Certain statements in this report may be considered forward-looking, including those about management expectations, strategic objectives, growth opportunities, business prospects, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “look forward,” “should,” “believe” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control, of the Company, as defined below, which affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, the political, monetary, economic and operational impacts of the “Brexit” referendum held on June 23, 2016 in which the U.K. electorate voted to withdraw from the E.U. and the other risks and uncertainties detailed in this report and in the Risk Factors section in the Company’s 2015 Annual Report on Form 10-K. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made except as otherwise may be required by the federal securities laws. The reader should, however, consult further disclosures the Company may make in future filings of its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Business Overview

Transamerica Advisors Life Insurance Company (“TALIC”, the “Registrant”, the “Company”, “we”, “our”, or “us”) is a wholly owned subsidiary of Transamerica Corporation which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is domiciled in Arkansas.

TALIC conducts its business primarily in the annuity markets and to a lesser extent in the life insurance and fixed contingent annuity markets of the financial services industry. Currently, the Company is not issuing new life insurance, variable annuity and market value adjusted annuity products. In the past, the Company offered the following guaranteed benefits within its variable annuity product suite: GMDB, GMIB and GMWB. In 2012, the Company began selling a fixed contingent annuity (also sometimes referred to as a CDA that includes a SALB. A SALB is essentially a guaranteed lifetime withdrawal benefit which exists independently and is applied to mutual funds and exchange traded funds. As of November 22, 2015, the Company no longer issues CDAs to new investors. Existing certificate owners of CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts.

The Company’s gross earnings are principally derived from two sources:

•	the charges imposed by the outstanding variable annuity, CDA and variable life insurance contracts, and

•	the net earnings from investments of fixed rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread.

Previously incurred costs associated with acquiring contract owner deposits (DAC) are amortized over the period in which the Company anticipates holding those funds, as noted in the Critical Accounting Policies and Estimates section below. Insurance expenses and taxes reported in the Statements of Income are net of amounts deferred. In addition, the Company incurs expenses associated with maintenance of in force contracts (costs associated with previously sold policies and costs relating to issuing policies).

Deposits

Total direct deposits (including internal exchanges) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
New contract owner deposits	$3.4	$9.8	$8.9	$19.7
Internal exchanges (a)	1.0	2.5	0.5	5.3

Total deposits collected (including internal exchanges)	$4.4	$12.3	$9.4	$25.0

(a)	Represent tax-free exchanges of cash value from one life insurance policy to another by current policyholders of the Company.

Deposits are currently limited to additions to existing policies which will result in fluctuations period over period.

Financial Condition

At September 30, 2016, the Company’s assets were $9.029 billion or $136.8 million lower than the $9.166 billion in assets at December 31, 2015. Assets excluding Separate Accounts assets increased $78.2 million to $3.303 billion during the third quarter of 2016. Separate Accounts assets, which represent 63% of total assets, decreased $215.0 million to $5.726 billion at September 30, 2016. Changes in Separate Accounts assets were as follows:

	Nine Months Ended September 30,
(dollars in millions)	2016	2015

Investment performance	$302.8	$(226.8)
Deposits (including internal exchanges)	8.9	24.5
Policy fees and charges	(103.3)	(114.2)
Surrenders, benefits and withdrawals	(423.4)	(546.5)

Net change	$(215.0)	$(863.0)

During the nine months ended September 30, 2016 and 2015, fixed contract owner deposits were less than $0.1 million. During the nine months ended September 30, 2016 and 2015, fixed contract owner withdrawals were $63.0 million and $60.7 million, respectively.

Business Environment

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium-term interest rates, and the corporate credit environment which affects credit quality and causes fluctuations in credit spreads. The following discusses the impact of each of these economic factors.

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended September 30, 2016, the NASDAQ and S&P increased 6%, while the Dow increased 5% from December 31, 2015.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2016.

Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the nine months ended September 30, 2016, average variable account balances decreased $0.9 billion (or 13%) to $5.7 billion as compared to the same period in 2015, resulting in a decrease in related fees of $7.4 million.

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

Medium-Term Interest Rates, Corporate Credit and Credit Spreads

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Medium-term interest rate yield (a)	0.83%	0.78%	0.83%	0.78%
Increase (decrease) in medium-term interest rates (in basis points)	15	(7)	(32)	(8)
Credit spreads (in basis points) (b)	112	145	112	145
Expanding (contracting) of credit spreads (in basis points)	(22)	28	(33)	30
Increase (decrease) on market valuations (in millions) of Available-for-sale (“AFS”) investment securities	$2.0	$ 2.1	$89.1	$ (39.3)

Net change in market valuations	$2.0	$ 2.1	$89.1	$ (39.3)

(a)	The Company defines medium-term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

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

Valuation of Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity and equity securities that are classified as AFS and are reported at estimated fair value. The fair values of fixed maturity and equity securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its investments. The Company’s valuation policy utilizes a pricing hierarchy which dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. If broker quotes are not available, then securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. On a monthly basis, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value. At September 30, 2016 and December 31, 2015, approximately $112.2 million (or 6.7%) and $110.9 million (or 7.0%), respectively, of the Company’s fixed maturity and equity securities portfolio consisted of private placement securities.

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

Objective evidence of impairment of an investment in an equity instrument classified as AFS includes information about significant changes with an adverse effect that have taken place in the technological, market, economic or legal environment in which the issuer operates, that indicates that the cost of the investment in the equity instrument may not be recovered. As part of an ongoing process, the equity analysts actively monitor earnings releases, company fundamentals, new developments and industry trends for any signs of possible impairment. If an AFS equity security is impaired based upon the Company’s qualitative or quantitative impairment criteria, any further declines in the fair value at subsequent reporting dates are recognized as impairments. Therefore, at each reporting period, for an equity security that is determined to be impaired based upon the Company’s impairment criteria, an impairment is recognized for the difference between the fair value and the original cost basis, less any previously recognized impairments.

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security, or b) is more likely than not to be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non-credit portion). The credit loss is recognized in earnings and the non-credit loss is recognized in OCI, net of applicable taxes and value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non-credit OTTI was previously recognized in OCI in “Net unrealized other-than-temporary impairments on securities.”

For the three months ended September 30, 2016 and 2015, the Company recorded an OTTI in income of $0.0 million and $0.01 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded an OTTI in income of $4.7 million and $1.9 million, respectively.

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

Loans are considered impaired when it is probable that based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated collateral value. Changing economic conditions impact the valuation of mortgage loans. Changing amounts of vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. The Company does not accrue interest on loans ninety days past due. The Company also establishes a general reserve that is calculated by applying a percentage, based on risk rating and maturity, to the outstanding loan balance.

At September 30, 2016 and December 31, 2015, there was $103.6 million and $92.9 million, respectively, in mortgage loans on real estate recorded on the Balance Sheets. The estimated fair value of the mortgage loans on real estate at September 30, 2016 and December 31, 2015 was $108.1 million and $92.9 million, respectively. There were no impaired mortgage loans at September 30, 2016. At both September 30, 2016 and December 31, 2015, the general reserve was less than $0.1 million. The change in the valuation allowance and the general reserve is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income. At September 30, 2016 and December 31, 2015, there were no commercial mortgage loans that had two or more payments delinquent. See Note 3 to the Financial Statements for further discussion.

Derivatives and Hedge Accounting

In Q4 2015, the Company’s GMWB dynamic hedge program targets were realigned to reduce structural differences in hedge positions that had previously created earnings volatility. In an effort to align hedge programs with the Company’s earnings presentation and reduce the Company’s earnings volatility, management changed the hedge model from an economic basis to a non-qualifying fair value basis at December 31, 2015. This is consistent with the Company’s GAAP reporting framework. In addition to the change to the basis of hedge position, management expanded the risk coverage for the Company’s GMWB by moving to three hedges (Equity: Delta/Gamma, Interest Rate: Rho). Only the Equity Delta hedge was included in the program before this change. This helped reduce the hedge mismatch as the majority of the market impacts are hedged through the additional equity and interest rate coverage.

Management considers the hedge to be more effective with the changes discussed above. Moving to the non-qualifying fair value hedge basis reduced the undesired hedge mismatch associated with the hedging positions that were not calculated consistently with the reporting framework. More market risks are now hedged by adding equity (Gamma) hedges and interest rate (Rho) hedges which reduces the hedge mismatch and improves the hedge effectiveness.

For further discussion of the Company’s use of derivatives, see the Results of Operations and Note 3 to the Financial Statements.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all of the risks and rewards of asset ownership. The loaned securities are included in fixed maturity AFS securities on the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is mandated to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities.

The following table provides a summary of the securities under securities lending agreements at:

(dollars in millions)	September 30, 2016	December 31, 2015
Payables for collateral under securities loaned	$213.9	$194.5
Amortized cost of securities out on loan	159.2	162.7
Estimated fair value of securities out on loan	207.0	188.7

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included on the Balance Sheets in payables for collateral under securities loaned and reverse repurchase agreements.

The following table provides a summary of the securities under reverse repurchase agreements at:

(dollars in millions)	September 30, 2016	December 31, 2015
Payables for reverse repurchase agreements	$111.1	$-
Amortized cost of securities pledged	109.7	-
Estimated fair value of securities pledged	111.0	-

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

At September 30, 2016 and December 31, 2015, the Company’s VOBA asset was $216.8 million and $259.5 million, respectively. For the three and nine months ended September 30, 2016, the unfavorable impact to pre-tax net income related to VOBA unlocking was $12.9 million. For the three and nine months ended September 30, 2015, the unfavorable impact to pre-tax net income related to VOBA unlocking was less than $0.1 million and $0.1 million, respectively.

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

At September 30, 2016 and December 31, 2015, variable annuities accounted for the Company’s entire DAC asset of $35.1 million and $37.5 million, respectively. For both the three and nine months ended September 30, 2016, the favorable impact to pre-tax net income related to DAC unlocking was $1.6 million. For the three and nine months ended September 30, 2015, the unfavorable impact to pre-tax net income related to DAC unlocking was $1.3 million and $1.4 million, respectively.

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

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income. At September 30, 2016 and December 31, 2015, variable annuities accounted for the Company’s entire DSI asset of $8.0 million and $8.5 million, respectively. For the three and nine months ended September 30, 2016, the favorable impact to pre-tax income related to unlocking was $0.4 million and $0.3 million, respectively. For the three and nine months ended September 30, 2015, the unfavorable impact to pre-tax income related to unlocking was $0.3 million for both periods.

The long-term equity growth rate assumption for the amortization of VOBA, DAC and DSI was 8% at each of September 30, 2016 and 2015.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances at September 30, 2016 and December 31, 2015 were $1.1 billion and $1.2 billion, respectively.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. At September 30, 2016 and December 31, 2015, future policy benefits were $519.4 million and $518.9 million, respectively.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company issues.

At September 30, 2016 and December 31, 2015, GMDB and GMIB liabilities included within future policy benefits were as follows:

(dollars in millions)	September 30, 2016	December 31, 2015
GMDB liability	$116.4	$131.4
GMIB liability	100.7	95.0

The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised. For the three and nine months ended September 30, 2016, the favorable (unfavorable) impact to pre-tax income related to GMDB and GMIB unlocking was $31.0 million and $(20.9) million, respectively. For the three and nine months ended September 30, 2015, the unfavorable impact to pre-tax income related to both GMDB and GMIB unlocking was $58.5 million and $54.4 million, respectively.

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

At September 30, 2016 and December 31, 2015, GMWB liability and GMIB reinsurance asset were as follows:

(dollars in millions)	September 30, 2016	December 31, 2015
GMWB liability	$77.3	$60.6
GMIB reinsurance asset	(64.9)	(61.4)

At both September 30, 2016 and December 31, 2015, the future policy benefits for the SALB liability were $0.5 million.

Income Taxes

The Company uses the asset and liability method in providing income taxes on all transactions that have been recognized in the financial statements. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The Company provides for income taxes based on amounts that it believes it will ultimately owe. Inherent in the provision for income taxes are estimates regarding the realization of certain tax deductions and credits.

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

The Company had a deferred tax asset at September 30, 2016 and December 31, 2015 for the benefit of net operating loss carry forwards of $612.1 million (net of an ASC 740 reduction of $10.2 million) and $577.8 million (net of an ASC 740 reduction of $9.7 million), respectively, with a carry forward period of fifteen years that will expire at various dates between 2023 and 2031. At both September 30, 2016 and December 31, 2015, the Company had a deferred tax asset for a capital loss carry forward of $84 for federal income tax purposes with a carry forward period of five years that will expire in 2018. At September 30, 2016 and December 31, 2015, the Company had a deferred tax asset for foreign tax credit carry forward of $9.6 million and $8.9 million, respectively, with a carry forward period of ten years that will expire at various dates up to 2026. Finally, the Company had a deferred tax asset for an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4.2 million at both September 30, 2016 and December 31, 2015, with an indefinite carry forward period.

The valuation allowance for deferred tax assets at September 30, 2016 and December 31, 2015 was $111.9 million and $130.9 million, respectively (this included losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to the loss carry forwards, tax credits, and other deferred tax assets that, in the current judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on future generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The amount of deferred tax asset considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry forward period are increased.

The Company filed a separate federal income tax return for the years 2008 through 2012. A consolidated tax return was filed for 2013 and 2014. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return has been filed for 2015.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2016 and December 31, 2015 were:

	September 30, 2016
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$251.4	$23.4	$(0.1)	$274.7	16%
Industrial	570.6	52.6	(2.1)	621.1	37
Utility	69.4	7.9	(0.3)	77.0	5
Asset-backed securities
Housing related	15.5	2.8	-	18.3	1
Structured settlements	5.5	0.1	(0.1)	5.5	0
Autos	18.5	0.2	-	18.7	1
Timeshare	0.9	-	-	0.9	0
Other	17.4	-	(0.2)	17.2	1
Commercial mortgage-backed securities - non agency backed	73.0	4.4	-	77.4	5
Residential mortgage-backed securities
Agency backed	117.0	1.8	-	118.8	7
Non agency backed	25.1	1.0	(0.3)	25.8	1
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	295.2	89.7	-	384.9	23
Foreign	11.5	1.8	-	13.3	1

Total fixed maturity AFS securities	1,471.9	185.7	(3.2)	1,654.4	98
Equity AFS securities
Banking securities	25.4	2.2	(0.1)	27.5	2
Industrial securities	5.8	0.1	-	5.9	0

Total equity AFS securities	31.2	2.3	(0.1)	33.4	2

Total fixed maturity and equity AFS securities	$1,503.1	$188.0	$(3.3)	$1,687.8	100%

	December 31, 2015
		Gross Unrealized			% of
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Estimated Fair Value	Estimated Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$282.7	$19.5	$(0.9)	$301.3	18%
Industrial	620.6	33.4	(17.3)	636.7	37
Utility	74.6	4.8	(0.6)	78.8	5
Asset-backed securities
Housing related	19.0	3.6	-	22.6	1
Credit cards	25.8	-	-	25.8	2
Structured settlements	14.6	0.4	(0.1)	14.9	1
Autos	40.7	-	(0.1)	40.6	2
Timeshare	1.4	-	-	1.4	0
Other	17.5	0.1	(0.3)	17.3	1
Commercial mortgage-backed securities - non agency backed	70.1	1.9	(0.3)	71.7	4
Residential mortgage-backed securities
Agency backed	29.1	1.6	-	30.7	2
Non agency backed	27.4	1.2	(0.1)	28.5	2
Municipals	0.9	-	(0.1)	0.8	0
Government and government agencies
United States	339.7	46.6	-	386.3	23
Foreign	6.6	1.3	-	7.9	0

Total fixed maturity AFS securities	1,570.7	114.4	(19.8)	1,665.3	98
Equity AFS securities
Banking securities	28.0	1.8	(1.1)	28.7	2
Industrial securities	5.8	0.2	-	6.0	0

Total equity AFS securities	33.8	2.0	(1.1)	34.7	2

Total fixed maturity and equity AFS securities	$1,604.5	$116.4	$(20.9)	$1,700.0	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at September 30, 2016. Only seven issuers represent more than 5% of the total unrealized loss position. Of the seven, three are High Yield Corporate securities holdings with $1.3 million of unrealized loss, two are Investment Grade Corporate securities holdings with $0.6 million of unrealized loss, and the remaining two are comprised of an ABS and RMBS holding with $0.4 million of unrealized loss.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities are as follows:

	September 30, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$1.4	$1.4	$-
Industrial	5.3	5.3	-
Structured settlements	0.9	1.0	(0.1)
Autos	5.0	5.0	-
Other	3.5	3.5	-
Timeshare	0.5	0.5	-
Commercial mortgage-backed securities - non agency backed	2.6	2.6	-
Residential mortgage-backed securities - agency backed	20.8	20.8	-

Total fixed maturity and equity securities	$40.0	$40.1	$(0.1)

Greater than six months but less than or equal to one year
Corporate securities
Industrial	$2.4	$2.6	$(0.2)
Utility	3.5	3.8	(0.3)
Other	6.7	6.9	(0.2)

Total fixed maturity and equity securities	$12.6	$13.3	$(0.7)

Greater than one year
Corporate securities
Industrial	9.5	9.9	(0.4)
Other	2.0	2.0	-
Timeshare	0.4	0.5	(0.1)

Total fixed maturity and equity securities	$11.9	$12.4	$(0.5)

Total of all investment grade AFS securities
Corporate securities
Financial services	$1.4	$1.4	$-
Industrial	17.2	17.8	(0.6)
Utility	3.5	3.8	(0.3)
Structured settlements	0.9	1.0	(0.1)
Autos	5.0	5.0	-
Other	12.2	12.4	(0.2)
Timeshare	0.9	1.0	(0.1)
Commercial mortgage-backed securities - non agency backed	2.6	2.6	-
Residential mortgage-backed securities - agency backed	20.8	20.8	-

Total investment grade AFS securities	$64.5	$65.8	$(1.3)

Total number of securities in a continuous unrealized loss position			31

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$26.9	$27.0	$(0.1)
Industrial	76.6	81.8	(5.2)
Utility	6.9	7.4	(0.5)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	8.8	8.9	(0.1)
Timeshare	1.0	1.0	-
Commercial mortgage-backed securities - non agency backed	17.2	17.5	(0.3)
Government and government agencies - United States	18.5	18.5	-

Total fixed maturity and equity securities	$202.4	$208.8	$(6.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$6.6	$7.0	$(0.4)
Industrial	12.4	13.5	(1.1)
Utility	1.0	1.1	(0.1)
Asset-backed securities - timeshare	0.5	0.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$21.5	$23.1	$(1.6)

Greater than one year
Corporate securities -industrial	$7.4	$9.9	$(2.5)
Asset-backed securities - other	4.8	5.0	(0.2)
Equity securities - banking securities	7.7	8.5	(0.8)

Total fixed maturity and equity securities	$19.9	$23.4	$(3.5)

Total of all investment grade AFS securities
Corporate securities
Financial services	$33.5	$34.0	$(0.5)
Industrial	96.4	105.2	(8.8)
Utility	7.9	8.5	(0.6)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	13.6	13.9	(0.3)
Timeshare	1.5	1.5	-
Commercial mortgage-backed securities - non agency backed	18.2	18.5	(0.3)
Government and government agencies - United States	18.5	18.5	-
Equity securities - banking securities	7.7	8.5	(0.8)

Total investment grade AFS securities	$243.8	$255.3	$(11.5)

Total number of securities in a continuous unrealized loss position			112

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	September 30, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.2	$3.2	$-
Industrial	0.9	0.9	-
Residential mortgage-backed securities - non agency backed	6.4	6.4	-

Total fixed maturity and equity securities	$10.5	$10.5	$-

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$0.9	$1.0	$(0.1)
Residential mortgage-backed securities - non agency backed	8.9	9.1	(0.2)

Total fixed maturity and equity securities	$9.8	$10.1	$(0.3)

Greater than one year
Corporate securities
Industrial	$8.0	$9.5	$(1.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total fixed maturity and equity securities	$10.5	$12.2	$(1.7)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$4.1	$4.2	$(0.1)
Industrial	8.9	10.4	(1.5)
Residential mortgage-backed securities - non agency backed	15.3	15.5	(0.2)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.7	1.8	(0.1)

Total below investment grade AFS securities	$30.8	$32.8	$(2.0)

Total number of securities in a continuous unrealized loss position			15

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.3	$3.6	$(0.3)
Industrial	17.1	20.1	(3.0)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	3.9	4.0	(0.1)

Total fixed maturity and equity securities	$27.0	$30.4	$(3.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$3.1	$3.2	$(0.1)
Industrial	4.7	5.7	(1.0)
Residential mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$8.8	$9.9	$(1.1)

Greater than one year
Corporate securities - industrial	$1.2	$5.7	$(4.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total fixed maturity and equity securities	$3.5	$8.4	$(4.9)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$6.4	$6.8	$(0.4)
Industrial	23.0	31.5	(8.5)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	4.9	5.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total below investment grade AFS securities	$39.3	$48.7	$(9.4)

Total number of securities in a continuous unrealized loss position			21

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 60% and 45% of total gross unrealized losses and OTTI on all AFS securities at September 30, 2016 and December 31, 2015, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2016.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows:

		September 30, 2016
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$10.5	$10.5	$-

		10.5	10.5	-

Greater than six months but less than or equal to one year	70% to 100%	$9.8	$10.1	$(0.3)

		9.8	10.1	(0.3)

Greater than one year	70% to 100%	$9.4	$10.2	$(0.8)
	40% to 70%	1.1	2.0	(0.9)

		10.5	12.2	(1.7)

Total		$30.8	$32.8	$(2.0)

		December 31, 2015
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$24.0	$25.4	$(1.4)
	40% to 70%	3.0	5.0	(2.0)

		27.0	30.4	(3.4)

Greater than six months but less than or equal to one year	70% to 100%	$8.8	$9.9	$(1.1)

		8.8	9.9	(1.1)

Greater than one year	70% to 100%	$2.3	$2.7	$(0.4)
	Below 40%	1.2	5.7	(4.5)

		3.5	8.4	(4.9)

Total		$39.3	$48.7	$(9.4)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

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

The following tables provide the ABS subprime mortgage exposure by rating and estimated fair value by vintage at:

	September 30, 2016
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains (Losses) and OTTI
First lien - fixed
Below BBB	$12.6	$15.1	$2.5

Total	$12.6	$15.1	$2.5

	December 31, 2015
(dollars in millions)	Amortized Cost	Estimated Fair Value	Gross Unrealized Gains (Losses) and OTTI
First lien - fixed
Below BBB	$15.9	$18.4	$2.5
Second lien (a)
Below BBB	-	0.7	0.7

Total	$15.9	$19.1	$3.2

	September 30, 2016
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - fixed
Below BBB	$-	$-	$2.9	$12.2	$15.1

Total	$-	$-	$2.9	$12.2	$15.1

	December 31, 2015
	Estimated Fair Value by Vintage
(dollars in millions)	2004 & Prior	2005	2006	2007	Total
First lien - floating
Below BBB	$2.3	$-	$3.5	$12.6	$18.4
Second lien (a)
Below BBB	-	-	0.7	-	0.7

Total	$2.3	$-	$4.2	$12.6	$19.1

(a)	Second lien collateral primarily composed of loans to prime and Alt A borrowers.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At both September 30, 2016 and December 31, 2015, the Company’s assets included $2.0 billion of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the nine months ended September 30, 2016, the Company paid a $75.0 million extraordinary dividend to Transamerica Corporation. For the nine months ended September 30, 2015, the Company did not pay any dividends to AUSA. For the nine months ended September 30, 2016, the Company paid a $5.8 million return of capital to and received no capital contributions from Transamerica Corporation. For the nine months ended September 30, 2015, the Company received a capital contribution from AUSA of $11.7 million.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.

The financial strength rating scales of S&P, A.M. Best, and Fitch Ratings (“Fitch”) are characterized as follows:

•	S&P – AAA to R
•	A.M. Best – A++ to S
•	Fitch – AAA to C

On August 23, 2016, Fitch reduced the Company’s outlook from AA- to A+, however the outlook remains stable.

The following table summarizes the Company’s ratings at November 14, 2016:

S&P	AA-	(4th out of 21)
A.M. Best	A +	(2nd out of 16)
Fitch	A+	(5th out of 19)

A downgrade of our financial strength rating could affect our competitive position in the insurance industry as customers may select companies with higher financial strength ratings. These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Commitments and Contingencies

The following table summarizes the Company’s obligations to policyholders at September 30, 2016:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$176.5	$313.1	$270.6	$1,515.9	$2,276.1
Separate Accounts (a)	632.4	1,116.5	981.3	4,978.7	7,708.9

	$808.9	$1,429.6	$1,251.9	$6,494.6	$9,985.0

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

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At both September 30, 2016 and December 31, 2015, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $4.0 million and $4.2 million at September 30, 2016 and December 31, 2015, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

In the normal course of business, the Company is subject to various claims and assessments. Management believes the settlement of these matters would not have a material effect on the financial position, results of operations or cash flows of the Company.

Results of Operations

For the three months ended September 30, 2016 and 2015, the Company recorded net income of $3.0 million and $3.3 million, respectively. For the nine months ended September 30, 2016 and 2015, the Company recorded net income of $2.1 million and $9.0 million, respectively. The decrease in net income for both the three and nine months ended September 30, 2016 as compared to the same periods in 2015 was primarily due to higher derivative losses and VOBA unlocking adjustments.

Annually, the Company performs a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing VOBA, DAC, DSI and unearned revenue reserves. The assumptions include, but are not necessarily limited to, inputs such as mortality, policyholder behavior and expected future rates of returns on investments. As part of this review, the Company considers emerging experience, future expectations and other data, including any observable market data. These assumptions are updated and implemented in the third quarter of each year, unless a material change in experience, indicative of a long term trend, is observed during an interim period.

The following table provides the changes in policy charge revenue by type for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Asset-based policy charge revenue	$22.3	$24.4	$65.6	$75.8
Reinsurance premiums ceded	(1.0)	(1.0)	(3.1)	(3.3)
Guaranteed benefit based policy charge revenue	5.4	5.8	16.3	17.3
Non-asset based policy charge revenue	11.5	11.4	34.3	36.3

Total policy charge revenue	$38.2	$40.6	$113.1	$126.1

Net derivative losses were $34.1 million and $37.4 million during the three and nine months ended September 30, 2016, respectively, as compared to the net derivative gains of $37.2 million and $3.0 million during the three and nine months ended September 30, 2015, respectively. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Short futures (a)	$(1.0)	$3.0	$(3.4)	$1.7
Long futures (b)	(0.6)	-	6.4	-
Variance swaps (c)	(1.1)	0.9	(2.8)	(1.4)
Total return swaps (d)	(32.4)	18.5	(49.5)	(15.9)
Options (e)	(0.5)	16.6	(3.8)	19.1
Interest rate swaps (f)	(0.8)	-	13.0	-
Credit default swaps (g)	2.3	(1.8)	2.7	(0.5)

Total net derivative gains (losses)	$(34.1)	$37.2	$(37.4)	$3.0

Short equity-linked futures positions produced realized losses of $1 million during the quarter due to improved performance of the underlying equity market indices.

(a)

Long positions on bond futures contracts produced $0.6 million in realized losses during the quarter driven by the upward shift of the rate curve, which subsequently decreased the value of the underlying bonds.

(b)	The Company realized maturity losses of $0.7 million on Variance Swaps during the quarter, in addition to mark-to-market losses of $0.4 million.
(c)

Short positions on equity-linked total return swaps (“TRS”) saw large losses in the third quarter of 2016 driven by improved equity market performance and varying reset dates, as opposed to 2015 when equity markets were significantly down quarter-to-date.

(d)

The Company saw $0.5 million of losses on options in the third quarter, driven by normal amortization losses of $0.8 million on call option positions offset by $0.3 million of gains from put option maturities.

(e)	Receive fixed vanilla interest rate swaps purchased in late 2015 and early 2016 generated $0.8 million in mark-to-market losses resulting from the uptick in the rate curve during the quarter.
(f)	The Company saw unrealized gains of $2.3 million on credit default swaps as corporate and sovereign spreads tightened during the quarter.

Policy benefits decreased $77.1 million and $50.1 million, respectively, during the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The following table provides the changes in policy benefits by type:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Annuity benefit unlocking (a)	$(31.0)	$58.5	$(20.9)	$54.4
Annuity benefit expense (b)	11.7	6.7	43.1	26.3
Amortization (accretion) of deferred sales inducements	0.5	(0.5)	0.6	0.4
Life insurance mortality expense (c)	13.0	6.7	36.3	28.1

Total policy benefits	$(5.8)	$71.4	$59.1	$109.2

(a)	During the three and nine months ended September 30, 2016, the favorable annuity benefit unlocking was primarily driven by end-of-period unlocking for assumption updates and model changes.
(b)

During the three and nine months ended September 30, 2016, the increase in annuity benefit expense was primarily driven by a change in reserves due to updated policyholder assumptions and higher Separate Account returns.

(c)	During the three and nine months ended September 30, 2016, the increase in mortality expense was primarily driven by higher death claim amounts.

For the three and nine months ended September 30, 2016, the decrease in the VOBA carrying value was primarily driven by the favorable unlocking adjustment of $12.9 million due to increased mortality assumptions and adjustments related to unrealized gain of $3.1 million and $15.5 million, respectively, due to the lower interest rate environment during the period. For the three and nine months ended September 30, 2015, the decrease in the VOBA carrying value was primarily driven by amortization expense of $7.3 million and $18.9 million, respectively, due to weak market performance during the period.

For the three and nine months ended September 30, 2016, the decrease in DAC carrying value of $2.0 million and $2.4 million was primarily driven by increased amortization as a result of high Separate Account performance and hedge gains. For the three months ended September 30, 2015, the increase in the DAC carrying value of $2.3 million was primarily driven by increased accretion resulting from negative gross profits. For the nine months ended September 30, 2015, the decrease in the DAC carrying value of $1.5 million was primarily driven by negative unlocking that was driven by higher gross profits.

The following table provides the changes in insurance expenses and taxes for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in millions)	2016	2015	2016	2015
Commissions	$6.6	$8.0	$19.8	$23.8
General insurance expenses	1.4	3.4	7.9	10.1
Taxes, licenses, and fees	0.1	0.1	0.6	0.5

Total insurance expenses and taxes	$8.1	$11.5	$28.3	$34.4

Insurance expenses and taxes decreased $3.3 million and $6.1 million during the three and nine months ended September 30, 2016, respectively, as compared to the same period in 2015 primarily due to decreases in commissions relating to the Company’s closed block of business.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third fiscal quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, “Item 1A. Risk Factors,” in the Annual Report on Form 10-K for the year ended December 31, 2015 and in the Interim Reports on Form 10-Q filed for the interim periods in fiscal 2016. The risks described in those reports are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a)	Nothing to report

(b)	Nothing to report

Item 6. Exhibits

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed with this report, which Exhibit Index is incorporated here in by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: November 14, 2016	/s/ Michiel van Katwijk
Michiel van Katwijk
Chief Financial Officer, Treasurer and Senior Vice President

EXHIBIT INDEX

31.1	Certification by the President pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.