Form 10-K
period 2016-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2017-03-30
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Common 250,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

PART I

The “Business” section and other parts of this Form 10-K contain forward-looking statements that involve inherent risks and uncertainties. Statements that are not historical facts, including statements about our beliefs and expectations, and containing words such as “believe,” “estimate,” “anticipate,” “expect,” or similar words are forward-looking statements. Our actual results may differ materially from the projected results discussed in the forward-looking statements. Factors that could cause such differences include but are not limited to, those discussed in “Part 1 – Item 1A. Risk Factors” and in the “Forward-Looking Statements” in “Part II – Item. 7. Management’s Narrative Analysis of Results of Operations” of the Form 10-K. Our financial statements and the accompanying notes to the financial statements are presented in “Part II – Item 8. Financial Statements and Supplementary Data.”

Item 1. Business

Transamerica Advisors Life Insurance Company (“TALIC,” the “Registrant,” the “Company,” “we,” “our,” or “us”) is a wholly owned subsidiary of Transamerica Corporation (“TA Corp”), which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was formerly a wholly owned subsidiary of AEGON USA, LLC (“AUSA”), which merged into TA Corp effective December 31, 2015. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia, and are also active in savings and investment operations, accident and health insurance, general insurance and limited banking operations in a number of these countries.

The Company is a life insurance company that conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company was incorporated under the laws of the State of Washington on January 27, 1986 and redomesticated to the State of Arkansas on August 31, 1991. The Company is currently subject to primary regulation by the Arkansas Insurance Department.

The Company is currently licensed to conduct business in 49 states, the District of Columbia, the U.S. Virgin Islands, and Guam. During 2016, life insurance and/or annuity deposits on existing policies received in states the Company is licensed to conduct business were concentrated in Florida, 24%, Pennsylvania, 7%, North Carolina, 7%, Illinois, 7%, California, 6%, Ohio, 6%, and Texas, 6%.

While the Company is no longer issuing new life insurance, variable annuity or market value adjusted annuity products, it continues to service this closed block of business which is organized into two segments: Annuity and Life Insurance.

The Annuity segment administers variable and fixed annuity products. The variable annuity products include various guaranteed benefits. These include Guaranteed Minimum Death Benefits (“GMDB”), Guaranteed Minimum Income Benefits (“GMIB”) and Guaranteed Minimum Withdrawal Benefits (“GMWB”) along with fixed contingent annuities sometimes referred to as a contingent deferred annuity (“CDA”) that includes a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit that exists independently and is applied to mutual funds and exchange—traded funds. Existing certificate owners of the CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts. Revenue earned on annuity products, including CDAs, is primarily fees driven from market movements and net asset flows.

The Life Insurance segment administers variable life and interest sensitive whole life insurance policies. These policies provide for life insurance death benefits and accumulation of cash value. Interest sensitive life policies provide a minimum guaranteed rate for accumulation of cash value and a guaranteed death benefit. Certain variable life insurance policies may contain a guaranteed minimum death benefit that may last until maturity of the contract. Funds contained in our variable life contracts are invested in the Separate Accounts which offer various bond and equity investment options. Revenue on interest sensitive whole life insurance policies is generated from monthly deductions for cost of insurance (“COI”) and expense charges as well as investment spreads. Revenue on variable life policies is generated from fees on the Separate Accounts as well as monthly deductions for expenses and COI.

Information pertaining to contract owner deposits, contract owner account balances, and capital contributions can be found in the Company’s Financial Statements which are contained herein.

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

Item 1A. Risk Factors

Risk Factors that Could Affect Transamerica Advisors Life Insurance Company

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. The risks described below and elsewhere in this Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Our operating environment continues to be affected by the uncertain general economic conditions in the U.S. and global economy. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment, which could materially affect our results of operations and financial condition

Uncertainty in the U.S. and global economies and market continue to affect our operating environment. Our operating results, financial condition and statutory capital remain sensitive to equity market volatility and performance, and expectations are that market conditions will continue to impact returns in our investment portfolio. Concerns over global market conditions and the ability of the U.S. Government to manage the U.S. deficit have contributed to increased volatility and diminished expectations for the U.S. economy and the market going forward, which may have an adverse effect on us given our equity market exposure, and our revenue may decline in such circumstances. In addition, we may experience an elevated instance of claims and lapses or surrenders of our policies. For example, clients may have an elevated need for access to their funds in times of a market downturn causing an increase in claims and or surrenders of our policies. Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition.

We maintain a level of cash and securities that, combined with expected cash inflows from investments and operations, is intended to meet anticipated short-term and long-term benefit obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic and market conditions. In addition, disruptions, uncertainty, or volatility in the capital and credit markets may limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, fund redemption requests, and generate fee income and market-related revenue to meet liquidity needs. In such a case, we may be forced to utilize available internal resources or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

We are exposed to significant financial and capital markets risk, including changes in interest rates, credit spreads, and equity prices that may have a material adverse effect on our results of operations, financial condition and liquidity

We are exposed to significant financial and capital markets risks, including changes in interest rates, credit spreads, equity prices, market volatility, performance of the global economy, in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to market price and cash flow variability associated with changes in interest rates. A rise in interest rates will decrease the net unrealized gain position of our investment portfolio and sustained increases in interest rates may result in policyholders surrendering their contracts, which may require us to liquidate assets in an unrealized loss position. Tax planning strategies can also be adversely affected by a rise in interest rates by limiting the ability to recognize tax benefits associated with operating and capital loss carryforwards. Conversely, due to the long-term nature of some of our liabilities, sustained declines in interest rates may subject us to reinvestment risk, increased hedging costs, spread compression and capital volatility.

The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments and increases in the net unrealized loss position in our investment portfolio. If credit spreads tighten significantly, net investment income associated with new purchases of fixed maturities may be reduced. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread (“own credit spread” is the impact to the fair value measurement of certain liabilities which takes into account the risk that an obligation will not be fulfilled.) In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may result in significant period-to-period changes due to market volatility, which could have a material effect on our results of operations or financial condition.

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations and volatility in equity markets over the last several years have significantly impacted the account values and related fee income during those years. In addition, certain of our products offer guaranteed benefits that increase our potential benefit exposure and statutory capital exposure if equity markets decline. See “Changes in equity markets and interest rates affect the profitability of our products with guaranteed benefits, therefore, such changes may have a material adverse effect on our financial results” below. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products.

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

The Dodd-Frank Act, which was enacted in July 2010, provided for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These regulations subject the Company to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the sections of these regulations that have not been fully adopted or implemented may subject the Company to a number of time consuming procedures that could increase expenses and may limit the flexibility in our investments portfolio which may result in lower returns. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, as required by the Dodd-Frank Act, the Federal Insurance Office has issued a report with recommendations on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. The Company has new reporting, initial margin and variation margin obligations under the Dodd-Frank Act and its regulations. Although the modernization of the insurance regulation system has begun, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the Company cannot predict the ultimate impact of these provisions on our results of operations, liquidity or capital resources.

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

Changes in equity markets and other factors may significantly affect our financial results

The Company’s revenues earned through fees charged against equity-based Separate Accounts assets are generally based upon account values. A weak performance in equity markets results in lower Separate Account assets values, which negatively affects our results of operations through decreased policy fee revenues and increased benefit loss exposure. Decreased fee revenues resulting from weak equity markets decreases the expected gross profits (“EGPs”) from variable annuity products as do higher-than-expected lapses, mortality rates, and benefit expenses. The lower EGPs further have a material adverse effect on our results of operations and capital resources through higher net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”.) For more information on DAC, DSI, and VOBA amortization, see Notes to Financial Statements, Note 1 Summary of Significant Accounting Policies.

Changes in equity markets and interest rates affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our financial results

The valuation of liabilities related to the GMDB and GMIB for variable annuities is tied to the difference between the value of the underlying accounts and the guaranteed death or income benefit, calculated using a benefit ratio approach. The GMDB and GMIB liability valuations take into account the present value of total expected GMDB and GMIB payments and the present value of total expected assessments over the life of the contract and claims and assessments to date. Both the level of expected GMDB and GMIB payments and expected total assessments used in calculating the benefit ratio are affected by the equity markets. Accordingly, a decrease in the equity markets will increase the net amount at risk under the GMDB and the GMIB benefits that we offer as part of our variable annuity products, which has the effect of increasing the value of GMDB and GMIB liabilities we must record.

The valuation of liabilities related to the GMWB for variable annuities is based on the fair value of the underlying benefit. The liabilities related to GMWB benefits valued at fair value are impacted by changes in equity markets, volatility and interest rates. Accordingly, a decrease in the equity markets, along with a decrease in interest rates, will result in an increase in the value of GMWB liabilities we must record.

The value of recoverables related to the reinsurance of guaranteed minimum income benefits (“GMIB reinsurance”) for variable annuities is based on the fair value of the underlying benefit. The recoverables related to the GMIB reinsurance benefits valued at fair value are affected by changes in equity markets, volatility and interest rates. Accordingly, strong equity markets and increases in interest rates will generally decrease the value of the GMIB reinsurance recoverables. Market volatility may cause our recorded liabilities to change from period to period, resulting in volatility to our results of operations and financial performance. Changes in the values of guaranteed benefits would result in a charge /credit to earnings in the quarter in which the liabilities are increased or decreased.

A customized dynamic hedge program is maintained to mitigate the risks associated with income volatility around the change in reserves on GMWB. However, the hedge positions may not be effective to exactly offset the changes in the carrying value of the guarantees due to, among other things, the time lag between changes in their values and corresponding changes in the hedge positions, high levels of volatility in the equity markets and derivatives, extreme swings in interest rates, contract holder behavior that is different than expected, and divergence between the performance of the underlying funds and the hedging indices. In addition, a separate hedge program is maintained to mitigate the net equity risk associated with variable annuities and variable universal life products. The program does not hedge any specific product group, but rather provides protection against a portion of the total remaining equity tail risk after existing hedge programs across all products in extreme market decline scenarios. Any such program may not achieve the intended effect of offsetting market declines in equity fair values.

Our valuations of many of our financial instruments are based upon methodologies, estimates and assumptions that are subject to differing interpretations, which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition

Fixed maturity, equity, trading securities, free standing and embedded derivatives and Separate Account assets are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

Defaults of our bonds, private placements and mortgage loan portfolios may adversely affect our profitability and shareholder’s equity

For general account products, we typically bear the risk for investment performance (return of principal and interest). We are exposed to credit risk on our fixed income portfolio (e.g. bonds, mortgages, private placements). Some issuers have defaulted on their financial obligations for various reasons, including bankruptcy, lack of liquidity, downturns in the economy, downturns in real estate values, operational failure, and fraud. Any event reducing the value of the fixed income portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition.

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

In December 2016, the U.S. Federal Reserve raised its key interest rate, adding to the increase made one year prior; and has indicated a willingness to further increase rates over time. It is possible that the actions by the U.S. Federal Reserve could result in broader interest rate increases. If we are unable to respond to the changes in the interest rate environment, our business could be materially adversely affected.

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

Almost all securities on loan under the program can be returned to us by the borrower at any time. Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (e.g. securities that we have purchased with cash received from third parties) may exceed the term of the related securities on loan and/or the market value of these securities may fall below the amount of cash we are obligated to return to the borrower of our loaned securities. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner or we may be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful market and economic conditions, such as those conditions we have experienced, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

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

A computer system failure, cyber attack or security breach may disrupt our business, damage our reputation and adversely affect our results of operations, financial condition and cash flows

We use computer systems to store, retrieve, evaluate and utilize customer and company data and information. Our business is highly dependent on our ability to access these systems to perform necessary business functions such as providing customer support, administering variable products, making changes to existing policies, filing and paying claims, managing our investment portfolios, and producing financial statements. While we have policies, procedures, automation and backup plans designed to prevent or limit the effect of failure, our computer systems may be vulnerable to disruptions or breaches as a result of natural disasters, man-made disasters, criminal activity, pandemics, data and identity theft, or other events beyond our control. The failure of our computer systems for any reason could disrupt our operations, could result in loss of customer business and may adversely affect our profitability.

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

The Company’s operations support complex transactions and are highly dependent on the proper functioning of information technology and communication systems. Any failure of the Company’s information technology or communication systems may result in a material adverse effect on the Company’s results of operations and corporate reputation

We have systems and processes that are designed to support complex transactions and avoid system failure, fraud, information security failures, processing errors and breaches of regulation. Any failure in these systems and processes may lead to a materially adverse effect on the Company’s results of operations and corporate reputation. In addition, the Company must commit significant resources to maintain and enhance its existing systems in order to keep pace with industry standards and customer preferences. In addition, even though back-up and recovery systems and contingency plans are in place, interruptions, failures or breaches in security of these processes and systems may occur, and if they do occur, the Company may not be able to adequately address such failures or breaches. The occurrence of any of these events may have a materially adverse effect on the Company’s business, results of operations and financial condition.

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

Any failure to maintain or implement required new or improved controls, or any difficulties encountered during implementation, or any new material weaknesses resulting from changes in our operations, the market or the economy could cause a failure to meet periodic reporting obligations or result in material misstatements in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies. If the company cannot produce reliable financial reports, policyholders could lose confidence in our reported financial information, and our financial condition, and reputation could be harmed.

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

The Company was the subject of inquiries and remains under audits and market conduct examinations with a focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, and administrative penalties. The Company previously implemented changes in the procedures for the identification of unreported claims and handling of escheatable property to comply with the terms of regulatory agreements and newly adopted laws and regulations. The Company does not believe that any regulatory actions or agreements that result from these audits and examinations will have a material adverse impact on our ability to meet our obligations. See also Item 3. Legal Proceedings for further discussion.

We may not be able to protect our intellectual property and may be subject to infringement claims

We may be subject to costly litigation in the event that another party alleges that our operations or activities infringe upon another party’s intellectual property rights. Third parties may have, or may eventually be issued, patents that could be infringed by our products, methods, processes or services. Any party that holds such a patent could make a claim of infringement against us. We may also be subject to claims by third parties for breach of copyright, trademark, trade secret or license usage rights. Any such claims and any resulting litigation could result in significant liability for damages. If we were found to have infringed a third-party patent or other intellectual property rights, we could incur substantial liability, and in some circumstances could be enjoined from providing certain products or services to our customers or utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses, or alternatively could be required to enter into costly licensing arrangements with third parties, all of which could have a material adverse effect on our business, results of operations and financial condition.

The Company has discontinued sales of new products, which adversely affects its growth in revenues.

The economic environment in recent years presented significant challenges to the Company’s ability to issue certain products at competitive returns, which led to the Company’s election to discontinue new sales of life insurance, variable annuity and market value adjusted products. In 2012, the Company launched a fixed contingent annuity (also sometimes referred to as a CDA) that includes a SALB rider, but is no longer accepting new investors as of November 22, 2015. Existing certificate owners of CDAs are not affected and may continue to make subsequent contributions, as permitted by the terms of the CDA contract. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to accept additional new investment from existing contract owners, potentially making growth of future revenues even more limited and uncertain.

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

The United Kingdom’s vote to leave, and the eventual exit of the United Kingdom from, the European Union could adversely affect us

On June 23, 2016, the United Kingdom (U.K.) voted to exit the European Union (E.U.) (“Brexit”). The U.K. has not yet given official notice of its intention to leave the E.U. Once that notice is given, the U.K. and the E.U. are expected to negotiate the future terms of the U.K.’s relationship with the E.U., including the terms of trade between the U.K. and the E.U. After Brexit terms are agreed, Brexit could be implemented in stages over a multi-year period. The effects of Brexit will depend on any agreements the U.K. makes to retain access to E.U. markets either during a transitional period or more permanently.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s home office is located in Little Rock, Arkansas. Personnel performing services for the Company operate in Transamerica Corporation office space in Cedar Rapids, Iowa and St. Petersburg, Florida. An allocable share of the cost of each of the above mentioned TA Corp premises was paid by the Company through the common cost allocation service agreement. We believe that our existing offices are adequate to meet our current requirements and we anticipate that suitable additional or substitute space will be available, as necessary, upon favorable terms.

Item 3. Legal Proceedings

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. The Company is not aware of any legal proceedings that will have a material adverse impact on our ability to meet our obligations.

The Company was the subject of inquiries and remains under audits and market conduct examinations with a focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, and administrative penalties. The Company previously implemented changes in the procedures for the identification of unreported claims and handling of escheatable property to comply with the terms of regulatory agreements and newly adopted laws and regulations. The Company does not believe that any regulatory actions or agreements that result from these audits and examinations will have a material adverse impact on our ability to meet our obligations.

The financial examination of the Company by the Insurance Department of the State of Arkansas for the period January 1, 2010 through December 31, 2014 was completed in May 2016. There were no adjustments to the financial statements as a result of the examination and no significant examination findings.

Item 4. Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)	The Registrant is a wholly owned subsidiary of TA Corp. There is no public trading market for the Registrant’s common stock.

During 2016, the Registrant paid a $88.3 million return of capital to TA Corp. In addition, the Company paid a $75.0 million dividend to TA Corp. During 2015, the Registrant paid a $100.0 million return of capital to AUSA, and received $68.5 million in capital contributions from AUSA. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Notes to Financial Statements, Note 8 Stockholder’s Equity and Statutory Accounting Principles, for further discussion.

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

Forward Looking Statements

The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. Certain statements in this report may be considered forward-looking, including those about management expectations, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “should,” “believe,” “estimate,” “intend,” “may,” “predict,” “continue,” “forecast,” “will,” “would,” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control of the Company, which affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. Such risks and uncertainties include but are not limited to the following:

•	Changes in general economic conditions;
•	Changes in the performance of financial markets, including emerging markets, such as with regard to:
¡	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and
¡	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
•	The frequency and severity of insured loss events;
•	Changes affecting mortality, morbidity, persistence and other factors that may impact the profitability of our insurance products;
•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;
•	Increasing levels of competition;
•	Decreases in the availability of reinsurance or the receipt of reinsurance payments;
•	Changes in laws and regulations, particularly those affecting our operations or our products;

•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;
•	The adverse impact of any lowering of one or more of our credit ratings on policy retention, profitability and liquidity;
•	Acts of God, acts of terrorism, acts of war and pandemics;
•	Changes in the policies of central banks and/or governments;
•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;
•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products;
•	The impact of product withdrawals, restructurings and other unusual items;
•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives; and
•	The political, monetary, economic and operational impacts of the Brexit referendum held on June 23, 2016 in which the U.K. electorate voted to withdraw from the E.U.

The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made except as otherwise may be required by the federal securities laws. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak to Company expectations only as of the dates on which they are made. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should, however, consult further disclosures the Company may make in future filings of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Expenses generally include commissions, premium taxes, and general and administrative expenses for policy administration and related overhead charges.

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium-term interest rates, and the corporate credit environment which affects credit quality and causes fluctuations in credit spreads. The following discusses the impact of each of these economic factors.

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2016 with increases of 13%, 9% and 10%, from 2015, respectively. The Dow, NASDAQ and S&P ended 2015 with increases (decreases) of (2%), 6% and (1%), from 2014, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 72% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2016. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2016, average variable Separate Account balances decreased $0.75 billion (or 12%) to $5.7 billion as compared to the same period in 2015, as business continues to decline due to runoff, resulting in a decrease in related fees of $11.9 million.

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2016	2015
Medium term interest rate yield (a)	1.33%	1.16%
Increase in medium term interest rates (b)	17	30
Credit spreads (in basis points) (c)	108	145
Expanding (contracting) of credit spreads (b)	(37)	30
Increase (decrease) on market valuations: (in millions) Available-for-sale investment securities	$9.0	$(68.7)

Net change on market valuations	$9.0	$(68.7)

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	Represents the increase (decrease) between current year and prior year (in basis points).
(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.

At December 31, 2016 and 2015, the Company had 9,017 and 9,379 life insurance and annuity contracts in force with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.32% and 3.36% during 2016 and 2015, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 4.99% and 5.32% during 2016 and 2015, respectively.

See Item 1 Business, for further management discussion of the Company’s business operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and such differences could have a material impact on the financial statements.

The Company’s critical accounting policies and estimates are discussed below. For a full description of these and other accounting policies see Notes to Financial Statements, Note 1 Summary of Significant Accounting Policies, for further discussion.

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

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as review of exception reports that highlight significant price changes, stale prices or un-priced securities. In addition, the Company performs back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is implemented in a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. On a monthly basis, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value. The Company’s portfolio consists primarily of publicly traded securities with only a minor portion comprised of private placement securities. At December 31, 2016 and 2015, approximately $107.0 million (or 7.0%) and $110.9 million (or 7.0%), respectively, of fixed maturity and equity securities portfolio consisted of private placement securities.

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

Changes in the fair value of fixed maturity and equity securities deemed AFS are reported as a component of accumulated other comprehensive income (loss) (“AOCI”), net of taxes on the Balance Sheets and are not reflected in the Statements of Income (Loss) until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.

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

For the year ended December 31, 2016, the Company recorded an OTTI in income of $5.2 million, excluding VOBA. For the years ended December 31, 2015 and 2014, the Company recorded an OTTI in income of $1.9 million and $0.1 million, respectively, excluding VOBA.

Debt securities are monitored individually for impairments based on our asset specialists’ expectations of payment interruption. The probability of interruption is based on assessments of capital markets, funding needs and the liquidity profile of the issuer.

See Notes to Financial Statements, Note 3 Investments, for further discussion.

Derivatives and Hedge Accounting

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB. Derivatives are primarily used by the Company to manage risk associated with interest rate or equity market risk or volatility. Freestanding derivatives are carried on the Balance Sheets at fair value. If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the fair value of the derivatives are reported in net derivative gains (losses) in the Statements of Income (Loss).

To qualify for hedge accounting, the hedge relationship is designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge (which includes the item and risk that is being hedged), the derivative that is being used and how hedge effectiveness is being assessed. For hedge accounting purposes, a distinction is made between fair value hedges, cash flow hedges and hedges of a net investment in a foreign operation. Currently and during the periods covered by the accompanying financial statements, the Company has only had cash flow hedges.

A cash flow hedge is the hedge of the exposure to variability of cash flows to be received or paid related to a recognized asset or liability. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of Other Comprehensive Income (“OCI”) and reclassified into the Statements of Income (Loss) when the Company’s earnings are affected by the variability of the hedged item. Any hedge ineffectiveness is recognized as a component of net derivative gains (losses) in the Statements of Income (Loss).

The Company has entered into cash flow hedging transactions on Treasury Inflation Protected Securities (“TIPS”) utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation. The Company recognizes hedge ineffectiveness gains (losses) from the difference of the change in fair value of the swap and the change in fair value of the underlying Treasury in net derivative gains (losses) in the Statements of Income (Loss).

S&P futures contracts and interest rate futures contracts are used to hedge the equity risk and interest rate risk, respectively, associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures are recorded in net derivative gains (losses) in the Statements of Income (Loss).

The Company uses variance swaps to hedge equity risk. The Company also enters into total return swaps that are based on the S&P. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income (Loss).

The Company also writes credit default swaps enabling the Company to change the risk profile of the assets in the portfolio by enhancing the overall yield. As a writer of credit default swaps, the Company actively monitors the underlying asset, being careful to note any events (default or similar credit event) that would require the Company to perform on the credit default swap. If such events would take place, the Company has recourse provisions from the proceeds of the bankruptcy settlement of the underlying entity or by the sale of the underlying bond. In the event the representative issuer defaults on its debt obligation referenced in the contract, a payment equal to the notional amount of the contract will be made by the Company and recognized in net derivative gains (losses) in the Statement of Income.

The Company enters into fixed-to-float and float-to-fixed interest rate swaps in order to hedge the interest rate risk on the underlying liability. The Company holds these contracts at fair value, and recognizes gains (losses) related to changes in fair value in net derivative gains (losses) in the Statements of Income (Loss).

The Company also utilizes put and call options which serve to hedge the risk of equity market declines. The Company recognizes gains (losses) from the change in fair value of the options in net derivative gains (losses) in the Statements of Income (Loss).

Value of Business Acquired (“VOBA”)

VOBA

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Annually, the Company performs a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing VOBA. The assumptions include, but are not necessarily limited to, inputs such as mortality, policyholder behavior and expected future rates of returns on investments. As part of this review, the Company considers emerging experience, future expectations and other data, including any observable market data. These assumptions are updated and implemented in the third quarter of each year, unless a material change in experience, indicative of a long term trend, is observed during an interim period. For VOBA, the impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking.”

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

The long-term growth rate assumption for the amortization of VOBA was 8% at December 31, 2016 and 2015. At December 31, 2016 and 2015, the Company’s VOBA asset was $222.3 million and $259.5 million, respectively. For the years ended December 31, 2016, 2015, and 2014, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($12.9) million, $0.1 million, and $6.6 million, respectively. There was a $0.5 million VOBA impairment in 2016. There were no impairment charges in 2015 and 2014.

See Notes to Financial Statements, Note 4 VOBA and DAC, for further discussion.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, long-term volatility, own credit risk, utilization and inflation. The “own credit risk” is the risk that that the company will not fulfill its obligations and is a component in the valuation of future policy benefits. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends.

Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company has issued. The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (“unlocking”) if actual experience or evidence suggests that the assumptions should be revised.

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

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 0.01% to 8.8% during 2016 and 2015. See Notes to Financial Statements, Note 5 Variable Contracts Containing Guaranteed Benefits, for further discussion.

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

Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Notes to Financial Statements, Note 6 Income Taxes, for further discussion.

The Company had a deferred tax asset at December 31, 2016 and December 31, 2015 for the benefit of net operating loss carry forwards of $627.9 million (net of an ASC 740 reduction of $12.5 million) and 577.8 million (net of an ASC 740 reduction of $9.7 million), respectively, with a carry forward period of fifteen years that will expire at various dates between 2023 and 2031. At both December 31, 2016 and December 31, 2015, the Company had a deferred tax asset for a capital loss carry forward of $0.1 million for federal income tax purposes with a carry forward period of five years that will expire in 2018. At December 31, 2016 and December 31, 2015, the Company had a deferred tax asset for foreign tax credit carry forward of $9.8 million and $8.9 million, respectively, with a carry forward period of ten years that will expire at various dates up to 2026. Finally, the Company had a deferred tax asset for an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4.2 million at both December 31, 2016 and December 31, 2015, with an indefinite carry forward period.

The valuation allowance for deferred tax assets at December 31, 2016 and December 31, 2015 was $154.4 million and $130.9 million, respectively (this included losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to the loss carry forwards, tax credits, and other deferred tax assets that, in the current judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on future generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The amount of deferred tax asset considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry forward period are increased.

The Company filed a separate federal income tax return for the years 2008 through 2012. A consolidated tax return was filed for 2013 through 2015. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions.

Financial Condition

At December 31, 2016, the Company’s total assets were $8.7 billion or $0.5 billion less than the $9.2 billion in assets at December 31, 2015. Assets excluding Separate Accounts assets decreased $215.0 million to $3.0 billion during 2016. The change in total assets was due to a decline in Separate Accounts assets and general fund investments assets supporting policyholder liabilities and reserves as business continues to run-off.

Separate Accounts Assets

Separate Accounts assets, which represent 65% of total assets, decreased $280.7 million to $5.7 billion at December 31, 2016, mainly due to policyholder withdrawals and surrenders of $551.9 million as business continues to run-off, offset by growth in account asset values due to favorable investment performance of $395.3 million as shown in the table below:

	Twelve Months Ended December 31,
(dollars in millions)	2016	2015
Investment performance	$395.3	$(15.3)
Deposits (including internal exchanges)	13.8	22.1
Policy fees and charges	(137.9)	(151.4)
Surrenders, benefits and withdrawals	(551.9)	(686.1)

Net change	$(280.7)	$(830.7)

Deposits

Total direct deposits (including internal exchanges) were as follows:

	Twelve Months Ended December 31,
(dollars in millions)	2016	2015
New contract owner deposits	$13.4	$15.6
Internal exchanges (a)	1.1	6.8

Total deposits collected (including internal exchanges)	$14.5	$22.4

(a) Represent tax-free exchanges of cash value from one life insurance policy to another by current policyholders of the Company.

Deposits are currently limited to additions to existing policies, which will result in fluctuations period over period.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances decreased from 2015 to 2016 by $58.2 million due to an increase in death benefits, withdrawals and surrenders, offset by interest credited to policyholders.

Future Policy Benefits

Future policy benefits includes reserves established to cover insurance risk associated with the Company’s benefit guarantee provisions for GMDB and GMIB products and liabilities related to the Company’s GMWB and SALB contract provisions recorded at fair value.

During 2016, future policy benefits declined $32.1 million from $518.9 million to $486.8 million at December 31, 2015 and 2016, respectively, primarily driven by a reduction in benefit reserves due to increased interest rates, higher equity returns, and changes to the valuation model assumptions.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate.

The following schedule identifies the Company’s general account invested assets by type at:

	December 31,
	2016	2015
Fixed maturity AFS securities
Investment grade fixed maturity securities	53%	57%
Below investment grade fixed maturity securities	4	4

Total fixed maturity AFS securities	57%	61%

Equity securities	1	1
Mortgage loans on real estate	4	3
Limited partnerships	3	2
Policy loans	24	24
Derivative assets	1	-
Cash and cash equivalents	10	9

	100%	100%

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2016 and 2015 were:

	December 31, 2016
		Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$239.8	$16.7	$(0.5)	$256.0	17%
Industrial	546.1	34.8	(2.7)	578.2	38
Utility	73.2	4.9	(0.4)	77.7	5
Asset-backed securities
Structured settlements	8.2	-	(0.5)	7.7	1
Autos	27.1	-	-	27.1	2
Timeshare	0.7	-	-	0.7	-
Other	17.4	-	(0.4)	17.0	1
Commercial mortgage-backed securities - non agency backed	75.4	1.7	(0.6)	76.5	5
Residential mortgage-backed securities
Agency backed	53.7	0.4	(0.6)	53.5	4
Non agency backed	39.2	3.6	(0.1)	42.7	3
Municipals	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	295.6	45.8	-	341.4	22
Foreign	6.5	1.2	-	7.7	1

Total fixed maturity AFS securities	$1,383.8	$109.1	$(5.9)	$1,487.0	99%

Equity AFS securities
Banking securities	$25.5	$1.7	$(0.4)	$26.8	1%
Industrial securities	5.8	-	-	5.8	-

Total equity AFS securities	$31.3	$1.7	$(0.4)	$32.6	1%

Total fixed maturity and equity AFS securities	$1,415.1	$110.8	$(6.3)	$1,519.6	100%

	December 31, 2015
		Gross Unrealized			% of
				Estimated	Estimated
(dollars in millions)	Amortized Cost/Cost	Gains	Losses/ OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$282.7	$19.5	$(0.9)	$301.3	18%
Industrial	620.6	33.4	(17.3)	636.7	37
Utility	74.6	4.8	(0.6)	78.8	5
Asset-backed securities
Housing related	19.0	3.6	-	22.6	1
Credit cards	25.8	-	-	25.8	2
Structured settlements	14.6	0.4	(0.1)	14.9	1
Autos	40.7	-	(0.1)	40.6	2
Timeshare	1.4	-	-	1.4	-
Other	17.5	0.1	(0.3)	17.3	1
Commercial mortgage-backed securities - non agency backed	70.1	1.9	(0.3)	71.7	4
Residential mortgage-backed securities
Agency backed	29.1	1.6	-	30.7	2
Non agency backed	27.4	1.2	(0.1)	28.5	2
Municipals	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	339.7	46.6	-	386.3	23
Foreign	6.6	1.3	-	7.9	-

Total fixed maturity AFS securities	$1,570.7	$114.4	$(19.8)	$1,665.3	98%

Equity AFS securities
Banking securities	$28.0	$1.8	$(1.1)	$28.7	2%
Industrial securities	5.8	0.2	-	6.0	-

Total equity AFS securities	$33.8	$2.0	$(1.1)	$34.7	2%

Total fixed maturity and equity AFS securities	$1,604.5	$116.4	$(20.9)	$1,700.0	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired as of December 31, 2016.

Only two issuers represent more than 5% of the total unrealized loss position. Of the two, one is a High Yield Corp Non-Convertible holding with $0.6 million of unrealized loss and the other is an Investment Grade MBS (PT) holding with $0.6 million of unrealized loss.

Financial Services

The Company’s $0.5 million of gross unrealized losses within the financial services sector relates to securities with a fair value of $15.6 million. $0.1 million of this relates specifically to one high yield issuer.

Industrial Sector

The Company’s $2.7 million of gross unrealized losses within the industrial sector relates to securities with a fair value of $64.4 million. The industrial sector is further subdivided into various sub-sectors with a majority of its gross unrealized loss made up of issuers within the energy and consumer non-cyclical sub-sectors. Issuers within the energy sub-sector had total unrealized losses of $1.0 million, which relates to lower natural gas and oil prices. Issuers within the consumer non-cyclical sub-sector had total unrealized losses of $0.8 million, with the majority of the impact relating to issuers within the pharmaceutical industry, as there are elevated concerns regarding potential pricing reform.

Utility Sector

The Company’s $0.4 million of gross unrealized losses within the utility services sector relates to securities with a fair value of $9.1 million, largely due to merger and acquisition activity within the electric sub-sector.

Commercial Sector

The Company’s $0.6 million of gross unrealized losses within the commercial MBS sector relates to securities with a fair value of $31.7 million, as fundamentals continued to slowly improve during the year as the pace of credit deterioration moderated and financing availability remained high. Commercial real estate valuation increases have slowed as peaked levels have been reached.

Residential MBS

The Company’s $0.7 million of gross unrealized losses within the residential MBS sector relates to securities with a fair value of $57.3 million, as the housing market has continued to improve as evidenced by rising home prices and sales volumes. The pace of improvement has slowed considerably from the rapid pace seen post-financial crisis.

Equity Securities

The Company’s $0.5 million of gross unrealized losses classified as equity relates to securities with a fair value of $9.8 million. All of the unrealized loss relates to preferred non-convertible holdings in the banking sub-sector. The impairment review process has resulted in no OTTI charges for the year ended December 31, 2016 for the Company. The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2016 and 2015 by rating agency equivalent were:

	December 31, 2016		December 31, 2015
(dollars in millions)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
AAA	$433.0	$479.0	$514.6	$565.3
AA	88.8	92.3	98.2	102.5
A	462.3	490.0	508.7	543.5
BBB	310.9	332.2	346.2	353.7
Below investment grade	88.8	93.5	103.0	100.3

Total fixed maturity AFS securities	$1,383.8	$1,487.0	$1,570.7	$1,665.3

Investment grade	94%	94%	93%	94%
Below investment grade	6%	6%	7%	6%

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy (“CNLP”), which uses a composite rating from the main rating agencies (S&P, Moody’s, and Fitch). The rating used is the lower of the composite rating and the Company’s Internal Rating. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P’s BBB- or higher (or similar rating agency). At December 31, 2016 and 2015, approximately $65.7 million (or 4.4%) and $80.0 million (or 5%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities are as follows:

	December 31, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months:
Corporate Securities
Financial Services	$13.2	$13.6	$(0.4)
Industrial	37.3	38.4	(1.1)
Utility	6.0	6.1	(0.1)
Asset-backed securities
Structured Settlements	6.9	7.2	(0.3)
Other	8.4	8.5	(0.1)
Autos	15.1	15.1	-
Timeshare	0.4	0.4	-
Commercial mortgage-backed securities - non agency backed	30.7	31.3	(0.6)
Residential mortgage-backed securities - agency backed	46.4	47.0	(0.6)
Equity Securities - banking securities	8.2	8.5	(0.3)

Total fixed maturity and equity securities	$172.6	$176.1	$(3.5)

Greater than six months but less than or equal to one year:
Corporate Securities
Financial Services	$1.4	$1.5	$(0.1)
Utility	3.1	3.4	(0.3)
Asset-backed securities
Structured Settlements	0.9	1.0	(0.1)
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$6.4	$6.9	$(0.5)

Greater than one year:
Corporate Securities - industrial	$11.9	$12.4	$(0.5)
Asset-backed securities
Other	7.7	7.9	(0.2)
Timeshare	0.3	0.3	-

Total fixed maturity and equity securities	$19.9	$20.6	$(0.7)

Total of all investment grade AFS securities
Corporate Bonds
Financial Services	$14.6	$15.1	$(0.5)
Industrial	49.2	50.8	(1.6)
Utility	9.1	9.5	(0.4)
Asset-backed securities
Structured Settlements	7.8	8.2	(0.4)
Other	16.1	16.4	(0.3)
Autos	15.1	15.1	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	31.7	32.3	(0.6)
Residential mortgage-backed securities - agency backed	46.4	47.0	(0.6)
Equity securities - banking securities	8.2	8.5	(0.3)

Total fixed maturity and equity securities	$198.9	$203.6	$(4.7)

Total number of securities in a continuous unrealized loss position			66

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$26.9	$27.0	$(0.1)
Industrial	76.6	81.8	(5.2)
Utility	6.9	7.4	(0.5)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	8.8	8.9	(0.1)
Timeshare	1.0	1.0	-
Commercial mortgage-backed securities - non agency backed	17.2	17.5	(0.3)
Government and government agencies - United States	18.5	18.5	-

Total fixed maturity and equity securities	$202.4	$208.8	$(6.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$6.6	$7.0	$(0.4)
Industrial	12.4	13.5	(1.1)
Utility	1.0	1.1	(0.1)
Asset-backed securities - timeshare	0.5	0.5	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$21.5	$23.1	$(1.6)

Greater than one year
Corporate securities - industrial	$7.4	$9.9	$(2.5)
Asset-backed securities - other	4.8	5.0	(0.2)
Equity securities - banking securities	7.7	8.5	(0.8)

Total fixed maturity and equity securities	$19.9	$23.4	$(3.5)

Total of all investment grade AFS securities
Corporate securities
Financial services	$33.5	$34.0	$(0.5)
Industrial	96.4	105.2	(8.8)
Utility	7.9	8.5	(0.6)
Asset-backed securities
Structured settlements	5.6	5.8	(0.2)
Credit cards	18.3	18.3	-
Autos	22.6	22.6	-
Other	13.6	13.9	(0.3)
Timeshare	1.5	1.5	-
Commercial mortgage-backed securities - non agency backed	18.2	18.5	(0.3)
Government and government agencies - United States	18.5	18.5	-
Equity securities - banking securities	7.7	8.5	(0.8)

Total investment grade AFS securities	$243.8	$255.3	$(11.5)

Total number of securities in a continuous unrealized loss position			112

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2016
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months:
Corporate Securities
Industrial	$8.5	$8.6	$(0.1)
Residential mortgage-backed securities - non agency backed	8.6	8.7	(0.1)

Total fixed maturity and equity securities	$17.1	$17.3	$(0.2)

Greater than six months but less than or equal to one year:
Residential mortgage-backed securities - non agency backed	0.2	0.2	-

Total fixed maturity and equity securities	$0.2	$0.2	$-

Greater than one year:
Corporate Securities
Financial Services	$0.9	$1.0	$(0.1)
Industrial	6.7	7.7	(1.0)
Residential mortgage-backed securities - non agency backed	2.1	2.2	(0.1)
Municipals	0.9	0.9	-
Equity Securities - banking securities	1.6	1.8	(0.2)

Total fixed maturity and equity securities	$12.2	$13.6	$(1.4)

Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$0.9	$1.0	$(0.1)
Industrial	15.2	16.3	(1.1)
Residential mortgage-backed securities - non agency backed	10.9	11.1	(0.2)
Municipals	0.9	0.9	-
Equity Securities - banking securities	1.6	1.8	(0.2)

Total below investment grade AFS securities	$29.5	$31.1	$(1.6)

Total number of securities in a continuous unrealized loss position			15

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

	December 31, 2015
(dollars in millions)	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate securities
Financial services	$3.3	$3.6	$(0.3)
Industrial	17.1	20.1	(3.0)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	3.9	4.0	(0.1)

Total fixed maturity and equity securities	$27.0	$30.4	$(3.4)

Greater than six months but less than or equal to one year
Corporate securities
Financial services	$3.1	$3.2	$(0.1)
Industrial	4.7	5.7	(1.0)
Residential mortgage-backed securities - non agency backed	1.0	1.0	-

Total fixed maturity and equity securities	$8.8	$9.9	$(1.1)

Greater than one year
Corporate securities - industrial	$1.2	$5.7	$(4.5)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total fixed maturity and equity securities	$3.5	$8.4	$(4.9)

Total of all below investment grade AFS securities
Corporate securities
Financial services	$6.4	$6.8	$(0.4)
Industrial	23.0	31.5	(8.5)
Asset-backed securities - housing related	2.7	2.7	-
Residential mortgage-backed securities - non agency backed	4.9	5.0	(0.1)
Municipals	0.8	0.9	(0.1)
Equity securities - banking securities	1.5	1.8	(0.3)

Total below investment grade AFS securities	$39.3	$48.7	$(9.4)

Total number of securities in a continuous unrealized loss position			21

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Gross unrealized losses and OTTI on below investment grade AFS securities represented 32% and 45% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2016 and 2015, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2016.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows:

		December 31, 2016
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$17.0	$17.2	$(0.2)

		17.0	17.2	(0.2)

Greater than six months but less than or equal to one year	70% to 100%	$0.2	$0.2	$-

		0.2	0.2	-

Greater than one year	70% to 100%	$10.8	$11.6	$(0.8)
	40% to 70%	1.4	2.0	(0.6)

		12.2	13.6	(1.4)

Total		$29.4	$31.0	$(1.6)

		December 31, 2015
(dollars in millions)	Ratio of Estimated Fair Value to Amortized Cost	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months	70% to 100%	$24.0	$25.4	$(1.4)
	40% to 70%	3.0	5.0	(2.0)

		27.0	30.4	(3.4)

Greater than six months but less than or equal to one year	70% to 100%	$8.8	$9.9	$(1.1)

		8.8	9.9	(1.1)

Greater than one year	70% to 100%	$2.3	$2.7	$(0.4)
	Below 40%	1.2	5.7	(4.5)

		3.5	8.4	(4.9)

Total		$39.3	$48.7	$(9.4)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2016		2015
(dollars in millions)	Amount	%	Amount	%
Property Type
Apartment	$49.2	42%	$39.3	42%
Office	26.5	23	24.0	26
Retail	29.1	25	21.1	23
Industrial	8.1	7	8.5	9
Other	3.3	3	-	-

Total mortgage loans by property type	$116.2	100%	$92.9	100%

Geographic Region
Pacific	$25.2	22%	$23.3	25%
South Atlantic	30.7	26	21.9	24
West North Central	17.3	15	17.6	19
Middle Atlantic	17.8	15	15.1	16
New England	5.6	5	6.9	7
East North Central	3.0	3	3.0	3
West South Central	8.4	7	2.7	3
Mountain	8.2	7	2.4	3

Total mortgage loans by geographic region	$116.2	100%	$92.9	100%

	December 31,
	2016		2015
(dollars in millions)	Amount	%	Amount	%
State Exposure
Pennsylvania	$15.4	13%	$12.6	14%
California	11.2	10	11.7	13
Missouri	9.0	8	9.1	10
Virginia	6.5	6	7.5	8
New Hampshire	5.6	5	6.9	7
Washington	8.8	8	6.9	7
Florida	11.3	10	6.4	7
Minnesota	5.3	5	5.5	6
Oregon	5.2	4	4.7	5
Georgia	8.1	7	3.0	3
South Carolina	2.9	2	3.0	3
Kansas	3.0	2	3.0	3
Utah	5.8	5	-	-
Wisconsin	3.0	3	3.0	3
Texas	8.4	7	2.7	3
New Jersey	2.4	2	2.5	3
Colorado	2.4	2	2.4	3
Maryland	1.9	1	2.0	2

Total mortgage loans by state exposure	$116.2	100%	$92.9	100%

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. The Company does not accrue interest on loans ninety days past due. At December 31, 2016 and 2015, there were no commercial mortgage loans that had two or more payments delinquent. Mortgage loans by property type and geographic region remained relatively consistent from 2015 to 2016, however, investments in mortgage loans on real estate increased from $92.9 million to $116.2 million at December 31, 2015 to 2016, respectively, due to an increase in new loan originations in 2016.

Reverse Repurchase Agreements

The following table provides a summary of the dollar roll reverse repurchase agreements at:

	December 31,
(dollars in millions)	2016	2015
Payables for reverse repurchase agreements	$46.6	$-
Amortized cost of securities pledged	47.0	-
Estimated fair value of securities pledged	46.4	-

In 2016, the Company entered into dollar roll repurchase agreement transactions in order to earn a qualified yield while maintaining a strong liquidity position. Dollar roll balances increased through September 30, 2016 as excess cash was available within the Company, while waiting for improved investment yields on longer term instruments. In the final quarter of 2016, the dollar roll balance decreased to $46.6 at December 31, 2016, as the significant rise in rates and higher equity markets led to derivative outflows.

See Notes to Financial Statements, Note 3 Investments, for further discussion.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2016 and 2015, the Company’s assets included $1.6 billion and $2.0 billion of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2016, the Company paid a $75.0 million dividend and $88.3 million return of capital to TA Corp. During 2015, the Company received a $68.5 million capital contribution from AUSA and paid a $100.0 million return of capital to AUSA.

Statutory Principles and Risk-Based Capital (“RBC”)

To maintain the ability to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company’s application of Statutory accounting principles differ from GAAP in the following major respects: under statutory accounting principles, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time; under statutory accounting principles, the required additions to statutory reserves are calculated under different rules than under GAAP; and, the valuation of investments and accounting for deferred taxes differs between the two bases of accounting.

The NAIC utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2016 and 2015, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.

The financial strength rating scales of S&P Global Rating Services (“S&P”), A.M. Best Company (“A.M. Best”), and Fitch Ratings (“Fitch”) are characterized as follows:

•	S&P – AAA to R
•	A.M. Best – A++ to S
•	Fitch – AAA to C

On April 15, 2016, A.M. Best affirmed the Company’s rating at A+, and maintained the stable outlook. On August 23, 2016, Fitch downgraded the Company’s rating from AA- to A+, and changed the outlook from negative to stable. On February 10, 2017, S&P affirmed the Company’s rating at AA-, and changed the outlook from stable to negative.

The following table summarizes the Company’s ratings at March 30, 2017.

2016
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

Commitments and Contingencies

The following table summarizes the Company’s obligations to policyholders at December 31, 2016 related to the indicated accounts:

(dollars in millions)	Less Than One Year	One To Three Years	Four To Five Years	More Than Five Years	Total
General accounts (a)	$175.5	$311.6	$269.6	$1,506.4	$2,263.1
Separate Accounts (a)	628.9	1,114.9	984.2	4,894.6	7,622.6

	$804.4	$1,426.5	$1,253.8	$6,401.0	$9,885.7

(a)

The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and are before a deduction of taxes and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At December 31, 2016 and 2015, the Company’s estimated liability for future guaranty fund assessments was $0.1 million and $0.1 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $4.0 million and $4.2 million at December 31, 2016 and 2015, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

2016 compared to 2015

For the years ended December 31, 2016 and 2015, the Company recorded net income (loss) of (20.5) million and $13.7 million, respectively. The decrease in net earnings during 2016 as compared to 2015 was driven by lower policy charge revenue and higher derivative losses offset by lower policy benefits expense.

Policy charge revenue declined $15.4 million primarily due to a decrease in asset based policy charges and fees of $11.9 million resulting from lower average Separate Accounts assets during 2016. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2016	2015	Change
Asset-based policy charge revenue	$87.4	$99.3	$(11.9)
Reinsurance premiums ceded	(4.1)	(4.5)	0.4
Guaranteed benefit based policy charge revenue	21.8	22.8	(1.0)
Non-asset based policy charge revenue	46.3	49.2	(2.9)

Total policy charge revenue	$151.4	$166.8	$(15.4)

Net derivative losses increased $52.7 million from $37.5 million in 2015 driven by the impact of improving equity market performance on short positions in equity-linked total return swaps and futures. The following table provides the changes in net derivative gains (losses) by type:

		December 31,
(dollars in millions)		2016	2015	Change
Short futures	(a)	$(4.6)	$(2.0)	$(2.6)
Long futures	(b)	(1.4)	(1.0)	(0.4)
Variance swaps	(c)	(3.7)	(2.9)	(0.8)
Total return swaps	(d)	(79.0)	(36.5)	(42.5)
Options (puts and calls)	(e)	(3.6)	7.6	(11.2)
Interest rate swaps	(f)	(0.6)	(2.2)	1.6
Credit default swaps	(g)	2.7	(0.5)	3.2

Total net derivative gains (losses)		$(90.2)	$(37.5)	$(52.7)

(a)	Short equity-linked futures positions produced realized losses of $4.6 million for the year due to overall improved equity market performance across the board.
(b)

Long positions on bond futures contracts produced realized losses of $1.4 million for the year as a result of the upward shift of the rate curve, which subsequently decreased the value of the underlying bonds.

(c)	The Company realized maturity losses of $2.7 million on variance swaps during the year, in addition to mark-to-market losses of $1.0 million.
(d)

Short positions on equity-linked total return swaps produced losses of $79.0 million for 2016, primarily made up of $68.3 million in realized losses and $15.0 million in unrealized losses, driven by improving equity market performance and varying reset dates.

(e)

The Company saw $3.6 million of loss on option positions during the year, driven by normal amortization losses of $6.8 million and mark-to-market losses of $4.0 million, offset by $7.2 million of realized gains from option maturities.

(f)	Receive fixed vanilla interest rate swaps generated $0.6 million in mark-to-market losses resulting from the upward shift in the rate curve during the year.
(g)	The Company saw unrealized gains of $2.7 million on credit default swaps as corporate and sovereign spreads tightened during the year.

Policy benefits decreased $40.1 million during 2016 largely due to the favorable impact from reserve unlocking of $62.4 million due to the annual review of valuation model assumptions, offset by an increase in benefit expenses of $22.4 million due to claims. The following table provides the changes in policy benefits by type:

(dollars in millions)	2016	2015	Change
Annuity benefit unlocking	$(30.4)	$32.0	$(62.4)
Annuity benefit expense	46.5	36.1	10.4
Amortization (accretion) of deferred sales inducements	0.8	0.9	(0.1)
Life insurance mortality expense	48.2	36.2	12.0

Total policy benefits	$65.1	$105.2	$(40.1)

Amortization of VOBA increased $10.1 million from $22.4 million at December 31, 2015 to $32.5 million at December 31, 2016. The increase was primarily driven by the unfavorable impact from unlocking adjustments of $12.9 million arising from the annual review and update of valuation model assumptions, offset by a decrease in amortization of $2.9 million, related to the decline in gross profits during 2016. See Notes to Financial Statements, Note 4 VOBA and DAC, for further discussion.

Insurance, general and administrative expenses decreased $9.8 million compared to 2015 due to a decline in commissions of $4.3 million related to the decline in business due to run-off and a decline in general insurance expenses of $5.3 million related to a change in internal expense allocation methodology. The following table provides the changes in insurance, general and administrative expenses for each respective period:

(dollars in millions)	2016	2015	Change
Commissions	$26.3	$30.6	$(4.3)
General insurance expense	11.2	16.5	(5.3)
Taxes, licenses, and fees	0.6	0.8	(0.2)

Total insurance, general and administrative expenses	$38.1	$47.9	$(9.8)

2015 compared to 2014

For the years ended December 31, 2015 and 2014, the Company recorded net income of $13.7 million and 33.5 million, respectively. The decrease in net earnings during 2015 as compared to 2014 was primarily due to higher policy benefits expense and an increase in VOBA and DAC amortization. The increase in expenses was partially offset by lower derivative losses.

Policy charge revenue decreased $11.1 million to $166.8 million during 2015, as compared to $177.9 million in 2014. The following table provides the changes in policy charge revenue by type for each respective period:

(dollars in millions)	2015	2014	Change
Asset-based policy charge revenue	$99.3	$109.6	$(10.3	) (a)
Reinsurance premiums ceded	(4.5)	(5.4)	0.9
Guaranteed benefit based policy charge revenue	22.8	24.1	(1.3)
Non-asset based policy charge revenue	49.2	49.6	(0.4)

Total policy charge revenue	$166.8	$177.9	$(11.1)

(a)	Lower Separate Account balances during 2015 due to the declining block of business resulted in lower asset-based policy charge revenue.

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

Policy benefits increased $27.3 million to $105.2 during 2015 as compared to 2014. The following table provides the changes in policy benefits by type:

(dollars in millions)	2015	2014	Change
Annuity benefit unlocking	$32.0	$(16.7)	$48.7	(a)
Annuity benefit expense	36.1	57.4	(21.3	) (b)
Amortization (accretion) of deferred sales inducements	0.9	(1.8)	2.7	(c)
Life insurance mortality expense	36.2	39.0	(2.8	) (d)

Total policy benefits	$105.2	$77.9	$27.3

(a)	See the Critical Accounting Policies and Estimates section above for further discussion of annuity benefit unlocking.
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

Insurance, general and administrative expenses increased $2.8 million in 2015 as compared to 2014. The following table provides the changes in insurance, general and administrative expenses for each respective period:

(dollars in millions)	2015	2014	Change
Commissions	$30.6	$32.9	$(2.3)
General insurance expense	16.5	11.7	4.8
Taxes, licenses, and fees	0.8	0.5	0.3

Total insurance, general and administrative expenses	$47.9	$45.1	$2.8

Segment Information

The Company’s operating results are categorized into two operating segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The accounting policies of the business segments are the same as those for the Company’s Financial Statements described in the Notes to Financial Statements, Note 1 Summary of Significant Accounting Policies. All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management.

(dollars in millions)	Annuity
	2016	2015	2014
Net revenues (a)	$51.6	$114.6	$91.4
Policy benefits (net of reinsurance recoveries)	16.8	69.0	38.9
Amortization (accretion) of VOBA	6.9	8.1	0.9
Income tax expense (benefit)	(0.5)	(9.3)	(2.8)
Net income (loss)	(10.6)	(0.7)	19.2

(dollars in millions)	Life Insurance
	2016	2015	2014
Net revenues (a)	$66.2	$73.6	$75.3
Policy benefits (net of reinsurance recoveries)	48.2	36.3	39.0
Amortization (accretion) of VOBA	25.6	14.3	9.9
Income tax expense (benefit)	(0.5)	4.6	8.2
Net income (loss)	(9.9)	14.4	14.3

(a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2016, 2015 and 2014.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. A description of our risk management and control systems is given below on the basis of significant identified risks for us. Our largest exposures are to changes in the financial markets (e.g. interest rate, credit and equity market risks) that affect the value of our investments, liabilities from products that we sold, and deferred expenses, and the value of business acquired.

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

Each sensitivity analysis reflects the extent to which the shock tested would affect management’s critical accounting estimates and judgment in applying the Company’s accounting policies (See Item 7 for a description of the critical accounting estimates and judgments and Notes to the financial statements, Note 1 Summary of Significant Accounting Policies, for a full discussion of the Company’s significant accounting policies). The shock may affect the measurement of assets and liabilities based on assumptions that are not observable in the market as well as market consistent assumptions. For example, a shock in interest rates may lead to changes in the amortization schedule of DAC or to increased unrealized losses on fixed income investments. Although management’s short-term assumption may change if there is a reasonable change in a risk factor, long-term assumptions will generally not be revised unless there is evidence that the movement is permanent. This fact is reflected in the sensitivity analyses provided below.

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

The table below shows the interest rates at the end of the last five years:

	2016	2015	2014	2013	2012
3-Month US Libor	0.99%	0.61%	0.26%	0.25%	0.31%
10-Year US Treasury	2.44%	2.27%	2.17%	3.04%	1.78%

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

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity
2016
Shift Up of 100 Basis Points	$(14.9)	$(71.6)
Shift Down of 100 Basis Points	$13.2	$72.3

2015
Shift Up of 100 Basis Points	$(14.9)	$(75.6)
Shift Down of 100 Basis Points	$14.9	$79.2

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

Equity Market Risk

Fluctuations in the equity markets have affected the Company’s profitability, capital position and sales of equity related products in the past and may continue to do so. Exposure to equity markets exists in both assets and liabilities. Asset exposure exists through direct equity investment, where the Company bears all or most of the risk related to volatility in returns and investment performance. Equity market exposure is also present in accounts related to insurance contracts of policyholders where funds are invested in equities such as variable annuities and life insurance. Although most of the risk related to volatility remains with the policyholder, lower investment returns can reduce the asset management fee earned by the Company on the asset balance in these products. In addition, some of this business has minimum guarantees.

The table that follows sets forth the closing levels of certain major indices at the end of the last five years:

	2016	2015	2014	2013	2012
S&P 500	2,239	2,044	2,059	1,848	1,426
NASDAQ	5,445	5,007	4,736	4,177	3,020
DOW	19,763	17,425	17,823	16,577	13,104

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

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2016	2015
Equity Increase of 10%	$24.5	$1.9
Equity Increase of 20%	$43.1	$3.4

Equity Decrease of 10%	$(29.6)	$11.6
Equity Decrease of 20%	$(49.6)	$9.5

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

Liquidity Risk

Liquidity risk is inherent in much of the Company’s businesses. Each asset purchased and liability sold has liquidity characteristics that are unique. Some liabilities are surrenderable while some assets, such as private placements, mortgages loans and limited partnerships have low liquidity. If the Company requires significant amounts of cash on short notice in excess of normal cash requirements, the Company may have difficulty selling these investments at attractive prices, in a timely manner or both.

Underwriting Risk

The Company’s earnings depend significantly upon the extent to which actual claims experience is consistent with the assumptions used in setting the prices for products and establishing the technical liabilities and liabilities for claims. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, income would be reduced. Furthermore, if these higher claims were part of a permanent trend, the Company may be required to increase liabilities, which could reduce income. In addition, certain acquisition costs related to the prior sales of policies and the purchase of policies already in force have been recorded as assets on the balance sheet and are being amortized into income over time. If the assumptions relating to the future profitability of these policies (such as future claims, investment income and expenses) are not realized, the amortization of these costs could be accelerated and may even require write offs due to unrecoverability. This could have a materially adverse effect on the Company’s business, results of operations and financial condition.

Sources of underwriting risk include policy lapses and policy claims such as mortality and expenses. In general, the Company is at risk if policy lapses increase, as sometimes the Company is unable to fully recover up front expenses in selling a product despite the presence of commission recoveries or surrender charges and fees. Within variable annuity contracts with certain guarantee benefits, the Company is at risk if policy lapses decrease, as more contracts would remain in force until guaranteed payments are made. For mortality risk, the Company sells certain types of policies that are at risk if mortality increases, such as term life insurance or guaranteed minimum death benefits, and sells certain types of policies that are at risk if mortality decreases (longevity risk) such as certain annuity products. The Company is also at risk if expenses are higher than assumed by management.

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent an increase or decrease of mortality rates over 2016. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of investments sales required to meet the higher cash outflow from lapses or deaths is reflected in the sensitivities.

	Estimated Approximate Effect on Net Income
Immediate Change of: (dollars in millions)	2016	2015
20% Increase in Lapse Rates	$(1.4)	$(1.1)
20% Decrease in Lapse Rates	$1.3	$2.4

10% Increase in Mortality Rates	$(3.5)	$(3.6)
10% Decrease in Mortality Rates	$3.5	$5.0

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The Exchange Act Rule 13a-15(e), defines the term “disclosure controls and procedures” as the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s Disclosure Committee assists with the monitoring and evaluation of the Company’s disclosure controls and procedures. The Company’s President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the President and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective.

Management’s annual report on internal control over financial reporting

The Exchange Act Rule 13a-15(f) defines the term “internal control over financial reporting” as the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company is a non-accelerated filer.

Changes in internal control over financial reporting

No change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Items 10-13 Omitted. These items are omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Company’s Independent Auditor

The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s Financial Statements in 2016 and 2015:

	2016	2015
Audit (a)	$700,000	$946,335

Other than the audit fees reflected in the table above, the Company did not pay PwC for any other services.

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

Audit Committee Pre-approval Policies and Procedures

The Company’s Audit Committee is responsible for, among other matters, the oversight of the external auditor. Consistent with SEC rules regarding auditor independence, the Audit Committee has adopted a policy regarding pre-approval of audit and permissible non-audit services provided by our independent auditors (the “Pre-approval Policy”).

Under the Pre-approval Policy, proposed services and related fees either:

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

During 2016, all services provided to the Company by PwC were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements and Exhibits

(1)	The following financial statements of the Registrant are filed as part of this report

a.	Report of Independent Registered Accounting Firm dated March 30, 2017 (PricewaterhouseCoopers LLP).

b.	Balance Sheets at December 31, 2016 and 2015.

c.	Statements of Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014.

d.	Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014.

e.	Statements of Stockholder’s Equity for the Years Ended December 31, 2016, 2015 and 2014.

f.	Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014.

g.	Notes to Financial Statements for the Years Ended December 31, 2016, 2015 and 2014.

(2)	Not applicable.

(3)	The following exhibits are filed as part of this report:

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company. (Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, 333-34192, 333-133223, and 333-133225, filed August 12, 2010.)

4.1	Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2	Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2a	Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2b	Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

4.5	Individual Retirement Annuity Certificate, ML-AY-374. (Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.)

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.)

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

10.21

First Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322)

10.22

Second Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322)

10.23

Third Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322)

10.24

Fourth Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company (Incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322)

23.1	Consent of PricewaterhouseCoopers, LLP, independent registered public accounting firm, is filed herewith.

24.1	Powers of Attorney Blake S. Bostwick, Mark W. Mullin, Jay Orlandi, David Schulz, Katherine A. Schulze, David Hopewell, Michiel van Katwijk are filed herewith.

31.1	Certification by the Chief Executive Officer pursuant to Rule 15d-14(a), is filed herewith.

31.2	Certification by the Chief Financial Officer pursuant to Rule 15d-14(a), is filed herewith.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is filed herewith.

101.INS	XBRL Instance Document, is filed herewith.

101.SCH	XBRL Taxonomy Extension Schema, is filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase, is filed herewith.

101.DEF	XBRL Taxonomy Definition Linkbase, is filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase, is filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase, is filed herewith.

Item 16. Form 10-K Summary

None.

Management Report on Internal Control over Financial Reporting

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TALIC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with United States generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting as of December 31, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with United States generally accepted accounting principles.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

Transamerica Advisors Life Insurance Company

In our opinion, the accompanying balance sheets and the related statements of income (loss), of comprehensive income (loss), of stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of Transamerica Advisors Life Insurance Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 30, 2017

FINAL

PART IV. Financial Information

Item 15. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

	December 31,
(dollars in thousands, except share data)	2016	2015
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value (amortized cost: 2016 - $1,383,787; 2015 - $1,570,693)	$1,487,037	$1,665,337
Equity available-for-sale securities, at estimated fair value (cost: 2016 - $31,264; 2015 - $33,777)	32,551	34,667
Limited partnerships	70,910	63,489
Mortgage loans on real estate	116,208	92,914
Policy loans	632,834	661,466
Derivative assets	16,526	10,893

Total investments	2,356,066	2,528,766

Cash and cash equivalents	267,844	236,482
Accrued investment income	34,318	34,481
Deferred policy acquisition costs	33,901	37,500
Deferred sales inducements	7,708	8,517
Value of business acquired	222,299	259,493
Goodwill	2,800	2,800
Income tax asset	576	1,512
Reinsurance receivables	166	68
Affiliated short-term note receivable	-	25,000
Receivable for investments sold - net	997	777
Other assets	35,484	28,448
Recoverable of ceded GMIB embedded derivatives, at fair value	48,166	61,426
Separate Accounts assets	5,659,950	5,940,665

Total Assets	$8,670,275	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	December 31,
(dollars in thousands, except share data)	2016	2015
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,096,695	$1,154,871
Future policy benefits	486,826	518,911
Claims and claims settlement expenses	37,556	32,410

Total policyholder liabilities and accruals	1,621,077	1,706,192

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	245,702	194,537
Checks not yet presented for payment	4,261	9,918
Derivative liabilities	15,165	13,075
Income tax liability	-	2,086
Affiliated payables - net	5,064	2,875
Reinsurance payables	203	-
Other liabilities	12,461	5,086
Separate Accounts liabilities	5,659,950	5,940,665

Total Liabilities	7,563,883	7,874,434

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares; issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,425,816	1,514,157
Accumulated other comprehensive income, net of taxes	55,350	56,591
Retained deficit	(377,274)	(281,747)

Total Stockholder’s Equity	1,106,392	1,291,501

Total Liabilities and Stockholder’s Equity	$8,670,275	$9,165,935

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014
Revenues
Policy charge revenue	$151,446	$166,746	$177,913
Net investment income	111,149	112,184	116,938
Net realized investment gains
Other-than-temporary impairment losses on securities	(4,563)	(1,764)	-
Portion of other-than-temporary impairments previously recognized in other comprehensive income (loss)	(121)	(109)	(104)

Net other-than-temporary impairment losses on securities recognized in income	(4,684)	(1,873)	(104)
Net realized investment gains, excluding other-than-temporary impairment losses on securities	5,142	3,563	2,732

Net realized investment gains	458	1,690	2,628
Net derivative losses	(90,238)	(37,457)	(76,153)

Total Revenues	172,815	243,163	221,326

Benefits and Expenses
Interest credited to policyholder liabilities	55,015	54,914	54,599
Policy benefits (net of reinsurance recoveries: 2016 - $3,773; 2015 - $2,321; 2014 - $4,403)	65,067	105,246	77,877
Amortization (accretion) of deferred policy acquisition costs	3,680	3,783	(6,068)
Amortization of value of business acquired	32,482	22,364	10,840
Insurance, General and Administrative Expenses	38,103	47,916	45,121

Total Benefits and Expenses	194,347	234,223	182,369

Income (Loss) Before Taxes	(21,532)	8,940	38,957

Income Tax Expense (Benefit)	(1,005)	(4,718)	5,424

Net Income (Loss)	$(20,527)	$13,658	$33,533

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014

Net Income (Loss)	$(20,527)	$13,658	$33,533

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	8,993	(67,572)	72,391
Reclassification adjustment for (gains) losses included in net income (loss)	3	(484)	281

	8,996	(68,056)	72,672

Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(6,288)	1,807	(278)
Reclassification adjustment for losses included in net income (loss)	861	99	761

	(5,427)	1,906	483

Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(112)	(741)	2,805
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	121	109	104

	9	(632)	2,909

Adjustments
Value of business acquired	(4,819)	14,131	(6,525)

	(4,819)	14,131	(6,525)

Total other comprehensive income (loss), net of taxes	(1,241)	(52,651)	69,539

Comprehensive Income (Loss)	$(21,768)	$(38,993)	$103,072

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,514,157	$1,545,665	$1,366,636
Capital contributions from AEGON USA, LLC	-	68,492	179,029
Return of capital to Transamerica Corporation /AEGON USA, LLC	(88,341)	(100,000)	-

Balance at end of period	$1,425,816	$1,514,157	$1,545,665

Accumulated Other Comprehensive Income
Balance at beginning of year	$56,591	$109,242	$39,703
Total other comprehensive income (loss), net of taxes	(1,241)	(52,651)	69,539

Balance at end of year	$55,350	$56,591	$109,242

Retained Deficit
Balance at beginning of year	$(281,747)	$(295,405)	$(228,938)
Net income (loss)	(20,527)	13,658	33,533
Cash dividend paid to Transamerica Corporation /AEGON USA, LLC	(75,000)	-	(100,000)

Balance at end of year	$(377,274)	$(281,747)	$(295,405)

Total Stockholder’s Equity	$1,106,392	$1,291,501	$1,362,002

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,527)	$13,658	$33,533
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	3,599	3,627	(6,258)
Change in deferred sales inducements	809	834	(1,807)
Change in value of business acquired	32,482	22,364	10,840
Change in benefit reserves, net of change in ceded reinsurance recoverable	(9,440)	43,176	14,221
Change in income tax accruals	(1,149)	(4,535)	6,143
Change in claims and claims settlement expenses	5,146	3,471	651
Change in other operating assets and liabilities - net	132	(2,124)	4,269
Change in checks not yet presented for payment	(5,655)	(3,658)	5,496
Amortization (accretion) of investments	(762)	3,046	1,836
Interest credited to policyholder liabilities	55,015	54,914	54,599
Net derivative losses	90,238	37,457	76,153
Net realized investment (gains) losses	(458)	(1,690)	(2,628)
Change in unrealized (gains) losses related to limited partnerships	99	-	-

Net cash and cash equivalents provided by operating activities	149,529	170,540	197,048

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	497,472	231,374	108,086
Maturities of available-for-sale securities and mortgage loans	263,745	351,597	273,144
Purchases of available-for-sale securities and mortgage loans	(593,984)	(475,044)	(476,897)
Sales of limited partnerships	4,041	252	962
Purchases of limited partnerships	(11,562)	-	(60,000)
Change in affiliated short-term note receivable	25,000	(25,000)	-
Cash received in connection with derivatives	28,797	76,494	18,828
Cash paid in connection with derivatives	(110,962)	(135,918)	(119,059)
Policy loans on insurance contracts - net	28,632	19,606	29,015
Net settlement on futures contracts	(5,989)	(3,030)	(7,819)
Other	-	778	(436)

Net cash and cash equivalents provided by (used in) investing activities	$125,190	$41,109	$(234,176)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$13,362	$15,578	$14,734
Policyholder withdrawals	(135,940)	(134,335)	(128,712)
Capital contributions from AEGON USA, LLC	-	68,492	179,029
Return of capital to Transamerica Corporation /AEGON USA, LLC	(88,341)	(100,000)	-
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	42,562	(59,936)	5,374
Cash dividend paid to Transamerica Corporation /AEGON USA, LLC	(75,000)	-	(100,000)

Net cash and cash equivalents used in financing activities	(243,357)	(210,201)	(29,575)

Net increase (decrease) in cash and cash equivalents (a)	31,362	1,448	(66,703)
Cash and cash equivalents, beginning of year	236,482	235,034	301,737

Cash and cash equivalents, end of year	$267,844	$236,482	$235,034

(a)

Included in net increase (decrease) in cash and cash equivalents is interest received (2016 - $31; 2015 - $18; 2014 - $31); interest paid (2016 - $44; 2015 - $15; 2014 - $5; income taxes paid (2016 - $0; 2015 - $0; 2014 - $0).

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

Note 1. Summary of Significant Accounting Policies

Basis of Presentation

TALIC is a wholly owned subsidiary of TA Corp, which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company was formerly a wholly owned subsidiary of AUSA which merged into TA Corp effective December 31, 2015. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

The Company is a life insurance company that conducts its business primarily in the annuity markets and to a lesser extent in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam.

Basis of Reporting

The accompanying financial statements have been prepared in conformity with United States GAAP. The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The significant accounting policies and related judgments underlying the accompanying financial statements are summarized below.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity to GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: fair value of certain investments (including derivatives), asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, value of business acquired, goodwill, policyholder liabilities, income taxes, and potential effects of unresolved litigated matters.

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

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks such as review of exception reports that highlight significant price changes, stale prices or un-priced securities. In addition, the Company performs back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is implemented in a third party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. On a monthly basis, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value.

For fixed maturity securities, premiums are amortized to the earlier of the call or maturity date, discounts are accreted to the maturity date, and interest income is accrued daily. Amortization is recognized using the effective interest method. For equity securities, dividends are recognized on the ex-dividend date. Investment transactions are recorded on the trade date. Realized gains and losses on the sale or maturity of investments are determined on the basis of specific identification.

Changes in the fair value of fixed maturity and equity securities deemed AFS are reported as a component of accumulated other comprehensive income (loss), net of taxes on the Balance Sheets and are not reflected in the Statements of Income (Loss) until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.

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

Debt securities are monitored individually for impairments based on our asset specialists’ expectations of payment interruption. The probability of interruption is based on assessments of capital markets, funding needs and the liquidity profile of the issuer.

Limited partnerships

At December 31, 2016 and 2015, the Company had investments in three and two limited partnerships, respectively, that are not publicly traded. These partnerships are carried at estimated fair value. Management estimates the fair value of one partnership based on its review of the NAV statement provided to investors quarterly in arrears, plus cash activity through year end. Management estimates the fair value of one partnership based on its review of the underlying funds’ NAV statements, which include observable market inputs, one month in arrears, plus cash activity through year end. Management estimates the fair value of one partnership based on its review of the NAV statement which includes observable market inputs, one month in arrears, plus cash activity through year end.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances and an allowance for credit losses. The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. When the Company determines that a loan is impaired, a valuation allowance is established for the excess carrying value of the loan over its estimated collateral value. Changing economic conditions impact the Company’s valuation of mortgage loans. Changing vacancies and rents are incorporated into the discounted cash flow analysis that the Company performs for monitored loans and may contribute to the establishment of (or an increase or decrease in) an allowance for losses. In addition, the Company continues to monitor the entire commercial mortgage loan portfolio to identify risk. Areas of emphasis are properties that have deteriorating credits or have experienced debt coverage reduction. Where warranted, the Company has established or increased loss reserves based upon this analysis. The Company does not accrue interest on loans ninety days past due. The Company also establishes an allowance for credit losses which is calculated by applying a percentage, based on risk rating and maturity, to the outstanding loan balance.

The change in the valuation allowance and the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income (Loss).

Policy loans

Policy loans on insurance contracts are stated at unpaid principal balances. Due to the collateralized nature of policy loans, the Company believes that the fair value of policy loans approximates book value. Policy loans are funds provided to policyholders in return for a claim on the policy. The funds provided are limited to the cash surrender value of the underlying policy. Policy loans have a negligible default risk as the loans are fully collateralized by the value of the policy. Policy loans do not have a stated maturity and the balances and accrued interest are repaid either by the policyholder or with proceeds from the policy.

Derivatives and Hedge Accounting

The Company uses several types of derivatives to manage the capital market risk associated with the GMWB. Derivatives are primarily used by the Company to manage risk associated with interest rate or equity market risk or volatility. Freestanding derivatives are carried on the Balance Sheets at fair value. If a derivative is not designated as an accounting hedge or its use in managing risk does not qualify for hedge accounting, changes in the fair value of the derivatives are reported in net derivative gains (losses) in the Statements of Income (Loss).

To qualify for hedge accounting, the hedge relationship is designated and formally documented at inception, detailing the particular risk management objective and strategy for the hedge (which includes the item and risk that is being hedged), the derivative that is being used and how hedge effectiveness is being assessed. For hedge accounting purposes, a distinction is made between fair value hedges, cash flow hedges and hedges of a net investment in a foreign operation. Currently and during the periods covered by the accompanying financial statements, the Company has only had cash flow hedges.

A cash flow hedge is the hedge of the exposure to variability of cash flows to be received or paid related to a recognized asset or liability. For derivatives that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into the Statements of Income (Loss) when the Company’s earnings are affected by the variability of the hedged item. Any hedge ineffectiveness is recognized as a component of net derivative gains (losses) in the Statements of Income (Loss).

The Company has entered into cash flow hedging transactions on TIPS utilizing interest rate swaps to lengthen portfolio duration and to hedge the variability of cash flows due to changes in inflation. The Company recognizes hedge ineffectiveness gains (losses) from the difference of the change in fair value of the swap and the change in fair value of the underlying Treasury in net derivative gains (losses) in the Statements of Income (Loss).

S&P futures contracts and interest rate futures contracts are used to hedge the equity risk and interest rate risk, respectively, associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures are recorded in net derivative gains (losses) in the Statements of Income (Loss).

The Company uses variance swaps to hedge equity risk. The Company also enters into total return swaps that are based on the S&P. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income (Loss).

The Company also writes credit default swaps enabling the Company to change the risk profile of the assets in the portfolio by enhancing the overall yield. As a writer of credit default swaps, the Company actively monitors the underlying asset, being careful to note any events (default or similar credit event) that would require the Company to perform on the credit default swap. If such events would take place, a payment equal to the notional amount of the contract, less any potential recoveries as determined by the underlying agreement, will be made by the Company to the counterparty to the swap, and recognized in net derivative gains (losses) in the Statements of Income (Loss).

The Company enters into fixed-to-float and float-to-fixed interest rate swaps in order to hedge the interest rate risk on the underlying liability. The Company holds these contracts at fair value, and recognizes gains (losses) related to changes in fair value in net derivative gains (losses) in the Statements of Income (Loss).

The Company also utilizes put and call options which serve to hedge the risk of equity market declines. The Company recognizes gains (losses) from the change in fair value of the options in net derivative gains (losses) in the Statements of Income (Loss).

The Company’s GMWB dynamic program currently targets the following market sensitivities: first and second order equity exposure (Delta and Gamma); and first order interest rate exposure (Rho).

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and on deposit and short-term investments with original maturities of three months or less. Cash and cash equivalents are primarily valued at amortized cost, which approximates fair value.

Checks Not Yet Presented for Payment

The Company’s checks not yet presented for payment consists of checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account; therefore, the outstanding checks represent immediately payable liabilities. Because the recipients of these checks have generally not yet received payment, the Company classifies the outstanding checks as a liability on the Company’s Balance Sheets. Checks not yet presented for payment are classified in the cash flows from operating activities section of the Company’s Statements of Cash Flows.

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

Reverse Repurchase Agreements

The Company enters into dollar roll repurchase agreement transactions whereby the Company takes delivery of mortgage-backed securities (“MBS”) pools and sells them to a counterparty along with an agreement to repurchase substantially the same pools at some point in the future, typically one month forward. Dollar roll repurchase agreements are the only type of reverse repurchase agreement the Company enterers into at this time. These transactions are accounted for as collateralized borrowings, and the repurchase agreement liability is included on the Balance Sheets in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. There is a risk that the MBS pools will not be delivered by the counterparty upon the maturity of the repurchase agreement. However, this risk is considered to be very low as the U.S. MBS market is well-established, deep, and liquid for securities that the counterparty can utilize to source pools required to satisfy its obligation. Counterparties for MBS pools must pass internal credit underwriting standards prior to initiating repurchase agreement transactions. In addition, each month the value of the cash collateral is reset based on the change in the fair value of the MBS, thereby minimizing the amount of counterparty exposure.

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

Deferred Sales Inducements

The Company offered a sales inducement whereby the contract owner received a bonus that increases the initial account balance by an amount equal to a specified percentage of the contract owner’s additional deposit. This amount may be subject to recapture under certain circumstances. Consistent with DAC, sales inducements for variable annuity contracts are deferred and amortized based on the estimated future gross profits for each group of contracts. These future gross profit estimates are subject to periodic evaluation by the Company, with necessary revisions applied against amortization to date. It is reasonably possible that estimates of future gross profits could be reduced in the future, resulting in a material reduction in the carrying amount of the DSI asset.

The expense and the subsequent capitalization and amortization (accretion) are recorded as a component of policy benefits in the Statements of Income (Loss).

For VOBA, DAC and DSI, the impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking.”

Annually, the Company performs a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing VOBA, DAC and DSI. The assumptions include, but are not necessarily limited to, inputs such as mortality, policyholder behavior and expected future rates of returns on investments. As part of this review, the Company considers emerging experience, future expectations and other data, including any observable market data. These assumptions are updated and implemented in the third quarter of each year, unless a material change in experience, indicative of a long term trend, is observed during an interim period.

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted annually, or more frequently when there is an impairment indicator. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the Annuity reporting unit level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed annual tests of goodwill at December 31, 2016, 2015, and 2014 and determined there was no impairment of goodwill because the fair value of the goodwill was substantially in excess of its carrying amount.

Separate Accounts

The Company’s Separate Accounts consist of variable annuities and variable life insurance contracts, of which the assets and liabilities are legally segregated and reported as separate captions on the Balance Sheets. Separate Accounts are established in conformity with Arkansas State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. The assets of the Separate Accounts are carried at the daily net asset value of the mutual funds in which they invest.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, the net investment income and net realized and unrealized gains and losses attributable to Separate Accounts assets supporting variable annuities and variable life insurance contracts accrue directly to the contract owner and are not reported as revenue in the Statements of Income (Loss). Mortality charges, guaranteed benefit fees, policy administration, maintenance and withdrawal charges associated with Separate Accounts products are included in policy charge revenue in the Statements of Income (Loss).

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

	2016	2015
Interest-sensitive life products	4.00%	4.00%
Interest-sensitive deferred annuities	0.25% - 4.90%	0.25% - 4.90%

These rates may be changed at the option of the Company after initial guaranteed rates expire, unless contracts are subject to minimum interest rate guarantees.

Future Policy Benefits

Future policy benefits are actuarially determined liabilities, which are calculated to meet future obligations and are generally payable over an extended period of time. Principal assumptions used in the establishment of liabilities for future policy benefits are mortality, surrender rates, policy expenses, equity returns, interest rates, long-term volatility, own credit risk, utilization, and inflation. These estimates and assumptions are influenced by historical experience, current developments and anticipated market trends. Included within future policy benefits are liabilities for GMDB and GMIB provisions contained in the variable products that the Company has issued.

The GMDB and GMIB liabilities are determined by projecting future expected guaranteed benefits under multiple scenarios for returns on Separate Accounts assets. The Company uses estimates for mortality and policyholder behavior assumptions based on actual and projected experience for each contract type. These estimates are consistent with the estimates used in the calculation of DAC. The Company regularly evaluates the assumptions used to establish these liabilities, as well as actual experience, and adjusts GMDB and GMIB liabilities with a related charge or credit to earnings (unlocking) if actual experience or evidence suggests that the assumptions should be revised.

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

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company has issued. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing these liabilities were in the range of 0.01% to 8.8% during both 2016 and 2015.

See Notes to Financial Statements, Note 5 Variable Contracts Containing Guaranteed Benefits, for further discussion.

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

Insurance, General and Administrative Expenses

Insurance, general and administrative expenses consist primarily of commissions resulting from the sale of the Company’s products. Also included are premium taxes and administrative expenses incurred as a result of the issue and maintenance of these products.

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

Specific estimates include the realization of DRD and FTC. A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience.

The valuation allowance is related to the loss carry forwards, tax credits, and other deferred tax assets that, in the current judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on future generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The amount of the deferred tax asset considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry forward period are increased.

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

The Company is subject to taxes on premiums and is exempt from state income taxes in most states. See Notes to Financial Statements, Note 6 Income Taxes, for further discussion.

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the balance sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the balance sheet date. No subsequent events have been identified through March 30, 2017 that require adjustments to the Financial Statements.

Events that are indicative of conditions that arose after the balance sheet date are disclosed, but do not result in an adjustment of the financial statements themselves.

Current Accounting Guidance

Accounting Standards Update (“ASU”) 2014-15, Presentation of the Financial Statements-Going Concern (ASU Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (ASU Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This guidance requires an entity’s management to evaluate whether there are conditions or events that, considered in the aggregate, raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. It also requires disclosures under certain circumstances. The guidance is effective for annual periods ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company implemented policies and procedures in compliance with the new guidance and adoption of the ASU did not have an impact on the Company’s Financial Statements.

ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)

In May 2015, the FASB issued ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). The amendments in this Update remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value (“NAV”) per share as a practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. The amendments are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The Company adopted the standard on January 1, 2016. The amendments have been applied retrospectively to all periods presented. Adoption of this ASU did not have a material impact on the Company’s Financial Statements. See Note 2 for disclosure impacts.

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

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The Company is currently evaluating the impact that adoption of this Update will have on its financial statements. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) which requires the Company to determine the appropriate financial statement disclosures about the potential material effects of ASU 2016-13 when adopted. Currently, the Company cannot reasonably estimate the impact of adopting this standard. The Company is in the process of establishing accounting policies in compliance with this ASU, and its current accounting policies are described in Note 1, Summary of Significant Accounting Policies.

ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instrument

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. That is, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. An entity is required to assess the embedded call (put) options solely in accordance with the existing four-step decision sequence, which are whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity should apply the amendments in this Update on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. The Company does not expect the adoption of this Update to have a material impact on its Financial Statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. That is, the reporting entity must still consider whether there is a change in the counterparty’s creditworthiness in determining whether the hedging relationship continues to qualify for hedge accounting. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. An entity has an option to apply the amendments in this Update on either a prospective basis or a modified retrospective basis. The Company does not expect the adoption of this Update to have a material impact on its Financial Statements.

ASU 2016-01, Financial Instruments – Overall

In January 2016, FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For the Company, the amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. With certain exceptions, early adoption is not permitted. The amendments in this guidance are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for those related to equity securities without readily determinable fair values (including disclosure requirements) which are to be applied prospectively to equity investments that exist as of the date of adoption of the Update. The Company is currently evaluating the impact that adoption of these Updates will have on its Financial Statements and disclosures.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this Update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. An entity may use either of two transition methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. The Company has not yet selected a transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations in Topic 606. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in Update 2014-09. In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date by one year. As a result, these Updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application of these Updates is permitted only as of fiscal years beginning after December 15, 2016. The Company is currently evaluating the impact that adoption of these Updates will have on its Financial Statements. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) which requires the Company to determine the appropriate financial statement disclosures about the potential material effects of ASU 2014-09 when adopted. Currently, the Company cannot reasonably estimate the impact of adopting this standard. The Company is in the process of establishing accounting policies in compliance with this ASU, and its current accounting policies are described in Note 1, Summary of Significant Accounting Policies.

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

a)	Quoted prices for similar assets or liabilities in active markets
b)	Quoted prices for identical or similar assets or liabilities in non-active markets
c)	Inputs other than quoted market prices that are observable
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Both observable and unobservable inputs may be used to determine the fair value of positions classified in Level 3. The circumstances for using unobservable measurements includes those in which there is little, if any, market activity for the assets or liabilities. Therefore we must make assumptions about inputs a hypothetical market participant would use to value the assets and liabilities.

The Company recognizes transfers between levels at the beginning of the quarter.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale (“AFS”) securities (a)
Corporate securities	$-	$911,851	$-	$911,851
Asset-backed securities	-	43,372	9,215	52,587
Commercial mortgage-backed securities	-	76,513	-	76,513
Residential mortgage-backed securities	-	96,177	-	96,177
Municipals	-	856	-	856
Government and government agencies
United States	341,379	-	-	341,379
Foreign	1,480	6,194	-	7,674

Total fixed maturity AFS securities	$342,859	$1,134,963	$9,215	$1,487,037
Equity AFS securities (a)
Banking securities	$-	$26,726	$-	$26,726
Industrial securities	-	5,825	-	5,825

Total equity AFS securities	$-	$32,551	$-	$32,551
Cash equivalents (b)	-	265,538	-	265,538
Derivative assets (c)	-	16,526	-	16,526
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	48,166	48,166
Investments measured at NAV (e)	-	-	-	5,730,860

Total assets	$342,859	$1,449,578	$57,381	$7,580,678

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$55,143	$55,143
Derivative liabilities (c)	-	15,165	-	15,165

Total liabilities	$-	$15,165	$55,143	$70,308

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$1,016,792	$-	$1,016,792
Asset-backed securities	-	115,988	6,666	122,654
Commercial mortgage-backed securities	-	71,683	-	71,683
Residential mortgage-backed securities	-	59,265	-	59,265
Municipals	-	807	-	807
Government and government agencies
United States	386,288	-	-	386,288
Foreign	1,499	6,349	-	7,848

Total fixed maturity AFS securities	$387,787	$1,270,884	$6,666	$1,665,337
Equity AFS securities (a)
Banking securities	$-	$28,673	$-	$28,673
Industrial securities	-	5,994	-	5,994

Total equity AFS securities	$-	$34,667	$-	$34,667
Cash equivalents (b)	-	234,500	-	234,500
Derivative assets (c)	-	10,893	-	10,893
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	61,426	61,426
Investments measured at NAV (e)	-	-	-	6,004,154

Total assets	$387,787	$1,550,944	$68,092	$8,010,977

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$61,129	$61,129
Derivative liabilities (c)	-	13,075	-	13,075

Total liabilities	$-	$13,075	$61,129	$74,204

(a)

The fair values of debt securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its debt securities. The Company’s valuation policy utilizes a pricing hierarchy that dictates that publicly available prices are initially sought from indices and third party pricing services. In the event that pricing is not available from these sources, those securities are submitted to brokers to obtain quotes. The majority of brokers’ quotes are non-binding. As part of the pricing process, the Company assesses the appropriateness of each quote (i.e., as to whether the quote is based on observable market transactions or not) to determine the most appropriate estimate of fair value. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use the following inputs: reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Periodically, the Company performs an analysis of the inputs obtained from third-party pricing services and brokers to ensure that the inputs are reasonable and produce a reasonable estimate of fair value. The Company’s asset specialists and investment valuation specialists consider both qualitative and quantitative factors as part of this analysis. Several examples of analytical procedures performed include, but are not limited to, recent transactional activity for similar debt securities, review of pricing statistics and trends and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks, such as exception reports that highlight significant price changes, stale prices or un-priced securities.

Following is additional discussion of the valuation methodologies for certain types of debt securities:

Corporate debt securities - Valuations of corporate debt securities are monitored and reviewed on a monthly basis. The pricing hierarchy is dependent on the possibility of corroboration of market prices when available. If no market prices are available, valuations are determined by a discounted cash flow methodology using an internally calculated yield. The yield is comprised of a credit spread over a given benchmark, taking into effect liquidity risk for thinly traded securities.

Residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset backed securities (“ABS”) - Valuations of RMBS, CMBS and ABS are monitored and reviewed on a monthly basis. Valuations are based on a pricing hierarchy and, depending on the asset type, the pricing hierarchy consists of a waterfall that starts with making use of market prices from indices and follows with making use of third-party pricing services or brokers. The pricing hierarchy is dependent on the possibility of corroborating the market prices. If no market prices are available, the Company uses either internal models or another available pricing source to determine fair value. Significant inputs included in the internal models are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Market standard models may be used to model the specific collateral composition and cash flow structure of each transaction. The most significant unobservable input is the illiquidity premium, which is embedded in the discount rate.

Government and government agencies - When available, the Company uses quoted market prices in active markets to determine the fair value of its government and government agencies’ investments. When the Company cannot make use of quoted market prices, market prices from indices or quotes from third-party pricing services or brokers are used.

Equity securities – Valuations of equity securities are monitored and reviewed on a monthly basis. When available, the Company uses quoted market prices in active markets to determine the fair value of its equity investments. When the Company cannot make use of quoted market prices, quotes from a third-party vendor, broker, or custodian are used.

(b)	Cash equivalents are primarily valued at amortized cost, which approximates fair value. Operating cash is not included in the above table.
(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, and credit default swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value for variance swaps is calculated as the difference between the estimated volatility of the underlying S&P at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model.

(d)

The Company reinsures a portion of its variable annuity business that offer GMIB reinsurance. GMIB reinsurance contracts are treated as embedded derivatives since they contain payment provisions for net settlement and are therefore reported separately from the host contract.

(e)

Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy in accordance with Subtopic 820-10. These investments do not have lockup periods.

	December 31, 2016				December 31, 2015
Investment: Limited Partnerships	Fair Value	Unfunded Commitments	Redemption Frequency	Redemption Notice Period	Fair Value	Unfunded Commitments
Limited Partnership - Private Equity	$1,759	$-	None	None	$2,116	$-
Limited Partnership - Hedge Funds	69,151	-	Quarterly	60-65 days	61,373	-

	$70,910	$-			$63,489	$-
Separate Accounts	5,659,950	-	None	None	5,940,665	-

Investments measured at NAV	$5,730,860	$-			$6,004,154	$-

(f)

The Company recognizes liabilities for contracts containing GMWB and SALB which are reported at fair value. The liabilities for the contracts containing GMWB are treated as embedded derivatives, which are required to be reported separately from the host contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of the guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rate and actuarial assumptions. Since two of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

During 2016 and 2015, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company’s Level 3 fixed maturity AFS securities at December 31, 2016 and 2015:

	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
Balance at beginning of period (a)	$6,666	$8,474
Change in unrealized gains (losses) (b)	(243)	(376)
Purchases	2,792	1,999
Sales	(326)	(126)
Transfers into Level 3	2,113	2,049
Transfers out of Level 3	(1,954)	(5,354)
Net realized investment gains (c)	167	-

Balance at end of period (a)	$9,215	$6,666

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) for fixed maturity in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The primary driver for the increase in Level 3 fixed maturity securities at December 31, 2016 is due to an asset-backed structured settlement security being purchased as a Level 3 during the fourth quarter.

The Company’s Level 3 (assets) consist of GMIB reinsurance and Level 3 liabilities consist of provisions for GMWB and SALB. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB and SALB, an increase (decrease) in credit spread in isolation would result in a lower (higher) fair value liability measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value liability measurement. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets.

The expected market rates of returns are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 50 basis points (“bps”) and 40 bps at December 31, 2016 and 2015, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25%-30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 24.0% and 24.2% at December 31, 2016 and 2015, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at December 31, 2016 and 2015:

	Twelve Months Ended December 31, 2016			Twelve Months Ended December 31, 2015
	GMWB	GMIB Reinsurance	SALB	GMWB	GMIB Reinsurance	SALB
Balance at beginning of period (a)	$60,618	$(61,426)	$511	$60,702	$(60,573)	$504
Changes in interest rates (b)	(4,179)	2,262	-	(1,890)	979	-
Changes in equity markets (b)	(5,988)	12,560	218	9,182	(1,976)	7
Other (b)	3,963	(1,562)	-	(7,376)	144	-

Balance at end of period (a)	$54,414	$(48,166)	$729	$60,618	$(61,426)	$511

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

During 2016, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in interest rates, equity market performance and mortality assumption updates. The fair value of the GMWB and GMIB reinsurance guarantees decreased due to an increase in interest rates by 11 basis points, an increase in own credit spread of 10 basis points and favorable equity returns. The decrease of the GMWB liability was partially offset by the mortality assumption update in the third quarter. During 2015, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by lower than expected equity market performance and updated policyholder behavior assumptions. During 2016 and 2015, the change in the SALB liability was due to an increase in fees collected.

The following table provides a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at December 31, 2016 and 2015:

Description	December 31, 2016 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$9,215	Broker	See comment below (a)	See comment below (a)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	48,166	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% - 30%

Total assets	$57,381

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$54,414	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% - 30%
Future policy benefits - SALB	729	See comment below (b)	See comment below (b)	See comment below (b)

Total liabilities	$55,143

Description	December 31, 2015 Estimated Fair Value	Valuation Techniques	Unobservable Inputs	Range (Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$6,666	Broker	See comment below (a)	See comment below (a)
Future policy benefits (embedded derivatives) - GMIB Reinsurance	61,426	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%

Total assets	$68,092

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$60,618	Discounted cash flows	Own credit risk	40 bps
			Long-term volatility	25%
Future policy benefits - SALB	511	See comment below (b)	See comment below (b)	See comment below (b)

Total liabilities	$61,129

(a)

The Company has obtained non-binding broker quotes, which cannot be corroborated by market observable data, to assist in determining the fair values of the Level 3 asset-backed securities. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and obtains an asset specialist’s review of the broker’s price.

(b)	The SALB is a product with fewer than 150 policies. Due to the small size of this block, the liability was established based on the fees.

The following table provides the estimated fair value of the Company’s assets not carried at fair value on the Balance Sheets at December 31, 2016 and 2015:

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$115,020	$115,020
Policy loans (b)	-	632,834	-	632,834

Total assets	$-	$632,834	$115,020	$747,854

	December 31, 2015
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$92,923	$92,923
Policy loans (b)	-	661,466	-	661,466

Total assets	$-	$661,466	$92,923	$754,389

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3. Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and impairments reflected in OCI of investments in fixed maturity and equity AFS securities at December 31, 2016 and 2015 were:

	December 31, 2016
		Gross Unrealized		Estimated	OTTI in AOCI(a)
	Amortized Cost/Cost	Gains	Losses	Fair Value
Fixed maturity AFS securities
Corporate securities	$859,028	$56,387	$(3,564)	$911,851	$-
Asset-backed securities	53,421	15	(849)	52,587	-
Commercial mortgage-backed securities	75,396	1,706	(589)	76,513	-
Residential mortgage-backed securities	92,943	4,004	(770)	96,177	(5)
Municipals	909	-	(53)	856	-
Government and government agencies
United States	295,581	45,798	-	341,379	-
Foreign	6,509	1,165	-	7,674	-

Total fixed maturity AFS securities	$1,383,787	$109,075	$(5,825)	$1,487,037	$(5)

Equity AFS securities
Banking securities	$25,473	$1,721	$(468)	$26,726	$-
Industrial securities	5,791	34	-	5,825	-

Total equity AFS securities	$31,264	$1,755	$(468)	$32,551	$-

	December 31, 2015
		Gross Unrealized		Estimated
	Amortized Cost/Cost	Gains	Losses	Fair Value	OTTI in AOCI(a)
Fixed maturity AFS securities
Corporate securities	$977,900	$57,648	$(18,756)	$1,016,792	$-
Asset-backed securities	118,993	4,140	(479)	122,654	(42)
Commercial mortgage-backed securities	70,083	1,904	(304)	71,683	-
Residential mortgage-backed securities	56,527	2,819	(81)	59,265	-
Municipals	913	-	(106)	807	-
Government and government agencies
United States	339,686	46,634	(32)	386,288	-
Foreign	6,591	1,257	-	7,848	-

Total fixed maturity AFS securities	$1,570,693	$114,402	$(19,758)	$1,665,337	$(42)

Equity AFS securities
Banking securities	$27,986	$1,769	$(1,082)	$28,673	$-
Industrial securities	5,791	203	-	5,994	-

Total equity AFS securities	$33,777	$1,972	$(1,082)	$34,667	$-

(a)	Represents OTTI in AOCI, which were not included in earnings. Amount excludes $2,446 and $2,515 of unrealized gains at December 31, 2016 and December 31, 2015, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2016 and 2015 were:

	December 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment grade	$1,294,978	$1,393,503	$1,467,677	$1,565,053
Below investment grade	88,809	93,534	103,016	100,284

Total fixed maturity AFS securities	$1,383,787	$1,487,037	$1,570,693	$1,665,337

At December 31, 2016 and 2015, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $65,730 and $79,958, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2016 and 2015 by contractual maturities were:

	December 31, 2016		December 31, 2015
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Fixed maturity AFS securities
Due in one year or less	$56,748	$57,489	$64,114	$65,086
Due after one year through five years	523,815	555,221	564,707	599,965
Due after five years through ten years	95,744	99,697	230,858	230,815
Due after ten years	485,720	549,354	465,410	515,868

	$1,162,027	$1,261,761	$1,325,089	$1,411,734
Mortgage-backed securities and other asset-backed securities	$221,760	$225,276	$245,604	$253,603

Total fixed maturity AFS securities	$1,383,787	$1,487,037	$1,570,693	$1,665,337

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $13,371 and $14,629 that were deposited with insurance regulatory authorities at December 31, 2016 and 2015, respectively.

Unrealized Losses on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of AOCI, net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$64,992	$66,625	$(1,633)
Asset-backed securities	30,729	31,253	(524)
Commercial mortgage-backed securities	30,698	31,285	(587)
Residential mortgage-backed securities	54,987	55,690	(703)
Equity securities - banking securities	8,213	8,500	(287)

Total fixed maturity and equity AFS securities	$189,619	$193,353	$(3,734)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$4,522	$4,863	$(341)
Asset-backed securities	879	1,000	(121)
Commercial mortgage-backed securities	1,010	1,012	(2)
Residential mortgage-backed securities	212	229	(17)

Total fixed maturity and equity AFS securities	$6,623	$7,104	$(481)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$19,541	$21,131	$(1,590)
Asset-backed securities	7,978	8,182	(204)
Residential mortgage-backed securities	2,122	2,172	(50)
Municipals	856	909	(53)
Equity AFS securities - banking securities	1,615	1,796	(181)

Total fixed maturity and equity AFS securities	$32,112	$34,190	$(2,078)

Total fixed maturity and equity AFS securities	$228,354	$234,647	$(6,293)

	December 31, 2015
	Estimated Fair Value	Amortized Cost/Cost	Gross Unrealized Losses and OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$130,718	$139,846	$(9,128)
Asset-backed securities	59,051	59,312	(261)
Commercial mortgage-backed securities	17,185	17,450	(265)
Residential mortgage-backed securities	3,896	3,966	(70)
Government and government agencies - United States	18,484	18,516	(32)

Total fixed maturity and equity AFS securities	$229,334	$239,090	$(9,756)

Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$27,872	$30,597	$(2,725)
Asset-backed securities	455	463	(8)
Commercial mortgage-backed securities	988	1,028	(40)
Residential mortgage-backed securities	1,020	1,030	(10)

Total fixed maturity and equity AFS securities	$30,335	$33,118	$(2,783)

Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,628	15,531	$(6,903)
Asset-backed securities	4,788	4,999	(211)
Residential mortgage-backed securities	39	40	(1)
Municipals	808	912	(104)
Equity AFS securities - banking securities	9,214	10,296	(1,082)

Total fixed maturity and equity AFS securities	$23,477	$31,778	$(8,301)

Total fixed maturity and equity AFS securities	$283,146	$303,986	$(20,840)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

The total number of securities in an unrealized loss position was 81 and 133 at December 31, 2016 and 2015, respectively. The Company held 360 and 417 total securities at December 31, 2016 and 2015, respectively.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI and number of securities with fair value declining below amortized cost by greater than 20% and 40% (continuous unrealized loss position) were as follows at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
	Estimated Fair Value	Gross Unrealized Losses/OTTI (a)	Number of Securities	Estimated Fair Value	Gross Unrealized Losses/OTTI (a)	Number of Securities
Decline 20% - 40%
Less than or equal to six months	$-	$-	-	$6,182	$(1,904)	2
Greater than six months but less than or equal to one year	-	-	-	1,468	(532)	1
Greater than one year	1,375	(614)	1	3,722	(1,616)	2

Total	$1,375	$(614)	1	$11,372	$(4,052)	5

Decline > 40%
Less than or equal to six months	$-	$-	-	$2,950	$(2,047)	1
Greater than one year	-	-	-	2,407	(5,232)	3

Total	$-	$-	-	$5,357	$(7,279)	4

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in OCI-OTTI.

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

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
Assets
Fixed maturity AFS securities	$103,250	$94,644
Equity AFS securities	1,287	890
Cash flow hedges	(1,224)	4,202
Value of business acquired	(26,630)	(21,812)

	$76,683	$77,924

Liabilities
Income taxes - deferred	$(21,333)	$(21,333)

	$(21,333)	$(21,333)

Stockholder’s Equity
Accumulated other comprehensive income, net of taxes	$55,350	$56,591

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were no prepayment premiums collected during 2016. There were $335 of prepayment premiums collected for the twelve months ended December 31, 2015. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At December 31, 2016 and 2015, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2016 and 2015 was $115,020 and $92,923, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at December 31, 2016 and 2015. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income (Loss).

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, California, Florida, Missouri, Washington, Georgia, Texas, Virginia, Minnesota, Oregon, New Hampshire and Utah, which account for approximately 89% of mortgage loans at December 31, 2016.

The credit quality of commercial mortgage loans at December 31, was as follows:

	December 31,
Commercial	2016	2015
AAA - AA	$43,047	$31,835
A	55,269	49,084
BBB	17,970	9,090
BB	-	2,983

Total mortgage loans on real estate	$116,286	$92,992
Less: allowance for credit losses	(78)	(78)

Total mortgage loans on real estate, net	$116,208	$92,914

The credit quality of the commercial mortgage loans was determined based on an internal credit rating model that assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, an adequate allowance for credit losses has been established to cover those risks.

Securities Lending

The following table provides a summary of the securities lending program at December 31:

	December 31,
	2016	2015
Payables for collateral under securities loaned	$199,412	$194,537
Amortized cost of securities out on loan	166,942	162,698
Estimated fair value of securities out on loan	194,996	188,689

Reverse Repurchase Agreements

The following table provides a summary of the reverse repurchase agreements at December 31:

	December 31,
	2016	2015
Payables for reverse repurchase agreements	$46,637	$-
Amortized cost of securities pledged	47,021	-
Estimated fair value of securities pledged	46,401	-

Dollar roll repurchase agreements allow the Company to earn a qualified yield while maintaining a strong liquidity position. During the third quarter of 2016, dollar roll balances increased as excess cash was available within the Company, while waiting for improved investment yields on longer term instruments.

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at December 31:

	December 31, 2016
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$46,401	$46,401

Total	$-	$46,401	$46,401

Securities lending transactions
U.S. Treasury and agency securities	$144,705	$-	$144,705
Corporate securities	40,774	-	40,774
Equity securities - banking	9,517	-	9,517

Total	$194,996	$-	$194,996

Total Borrowings	$194,996	$46,401	$241,397

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending on the Balance Sheets			$246,049

	December 31, 2015
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$-	$-

Total	$-	$-	$-

Securities lending transactions
U.S. Treasury and agency securities	$155,586	$-	$155,586
Corporate securities	19,786	-	19,786
Equity securities- banking	13,317	-	13,317

Total	$188,689	$-	$188,689

Total Borrowings	$188,689	$-	$188,689

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending on the Balance Sheets			$194,537

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at December 31:

	Notional		Fair Value
	December 31,		December 31,
Derivative Type	2016	2015	2016	2015
Non-qualifying hedges
Short futures	$25,157	$47,221	$-	$-
Long futures	55,071	51,573	-	-
Interest rate swaps	251,000	192,000	(2,799)	(2,228)
Variance swaps	540	675	(1,835)	(1,525)
Total return swaps	1,405,253	1,315,900	(16,487)	(1,429)
Options	2,002,850	587,046	24,525	11,055
Credit default swaps	210,000	210,000	1,311	65

Total non-qualifying hedges	$3,949,871	$2,404,415	$4,715	$5,938

Cash flow hedges
Interest rate swaps	$49,883	$49,884	$(3,002)	$3,285

Total cash flow hedges	$49,883	$49,884	$(3,002)	$3,285

Derivative Total	$3,999,754	$2,454,299	$1,713	$9,223

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss):

	Net Derivative Gains (Losses) Recognized In Income
	December 31,
Derivative Type	2016	2015	2014
Short futures	$(4,578)	$(2,002)	$(7,819)
Long futures	(1,411)	(1,029)	-
Variance swaps	(3,659)	(2,838)	(5,118)
Total return swaps	(79,142)	(36,481)	(60,439)
Options (puts and calls)	(3,571)	7,650	-
Interest rate swaps	(566)	(2,222)	(77)
Credit default swaps	2,689	(535)	(2,700)

Total	$(90,238)	$(37,457)	$(76,153)

The net year to date derivative impact for 2016 resulted in a loss of $90,238, a decrease of $52,781 as compared to 2015, driven primarily by the impact of equity market performance on short positions in total return swaps and futures.

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at December 31:

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2016
Credit default swaps
Corporate debt	$120,000	A	June 2017-December 2020
Sovereign debt	90,000	AA-A	June 2017-December 2021

Credit default swaps total	$210,000

	Maximum Potential Amount of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2015
Credit default swaps
Corporate debt	$120,000	A	June 2017-December 2020
Sovereign debt	90,000	AA-A	June 2017-March 2020

Credit default swaps total	$210,000

The following tables present the components of the gains (losses) on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in			Net Realized Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)			Income on Derivatives (Ineffective Portion)
	December 31,			December 31,
	2016	2015	2014	2016	2015	2014
Interest rate swaps	$(5,427)	$1,906	$483	$6	$5	$(77)

Total	$(5,427)	$1,906	$483	$6	$5	$(77)

	Gains (Losses) Reclassified from
	AOCI into Net investment Income (Effective Portion)
	December 31,
	2016	2015	2014
Interest rate swaps	$(861)	$(99)	$(761)

Total	$(861)	$(99)	$(761)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2016, the before-tax deferred net losses on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are ($861). This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $5,276 and $4,136 at December 31, 2016 and 2015, respectively.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following tables present the offsetting of derivative assets and liabilities at December 31, 2016 and 2015:

Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	December 31, 2016		December 31, 2015
	Assets	Liabilities	Assets	Liabilities

Gross estimated fair value of derivatives:
OTC - Bilateral	$37,344	$32,832	$37,985	$26,534
OTC - Cleared	1,678	4,477	140	2,368

Total gross estimated fair value of derivatives	$39,022	$37,309	$38,125	$28,902
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(18,014)	$(18,014)	$(15,687)	$(15,687)
OTC - Cleared	(1,678)	(1,678)	(140)	(140)
Cash collateral: (2), (3)
OTC - Bilateral	(2,804)	-	(11,405)	-
OTC - Cleared	-	(2,452)	-	-

Estimated fair value of derivatives presented on the Balance Sheets	$16,526	$15,165	$10,893	$13,075
Gross amounts not offset on the Balance Sheets
Securities collateral: (4)
OTC - Bilateral	$(15,222)	$(14,249)	$(8,158)	$(10,847)

Net amount after application of master netting agreements and collateral	$1,304	$916	$2,735	$2,228

(1)	Estimated fair value of derivatives is limited to the amount that is subject to set-off.

(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for over-the-counter (“OTC”) OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or in fixed maturity securities, and the obligation to return it, beyond what is being setoff, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At December 31, 2016 and 2015, the Company received no excess cash collateral.

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being setoff, is included in other assets. The amount reported in the table above does not include initial margin on Exchange-Traded and OTC-Cleared derivatives. At December 31, 2016 and 2015, the Company had no excess cash collateral provided to counterparties that would be subject to the foregoing limitation.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2016 and 2015, the Company received excess securities collateral with an estimated fair value of $395 and $1,102, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2016 and 2015, the Company provided excess securities collateral with an estimated fair value of $1,878 and $5,592, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2016 and 2015, the Company also provided securities initial margin with an estimated fair value of $11,291 and $9,251, respectively, for its OTC-Cleared derivatives, which are not included in the table above.

There	were no other derivative assets or liabilities at December 31, 2016 and 2015 that were subject to offsetting.

Net Investment Income

Net investment income by source for the years ended December 31 was as follows:

Net investment income	2016	2015	2014
Fixed maturity AFS securities	$67,573	$70,495	$72,568
Equity securities	1,962	2,061	2,091
Limited partnerships	(106)	(778)	436
Mortgage loans on real estate	5,135	4,111	3,100
Policy loans on insurance contracts	34,037	35,435	36,765
Derivatives	6,818	4,631	4,478
Cash and cash equivalents	2,373	649	559
Other	375	234	351

Gross investment income	$118,167	$116,838	$120,348
Less investment expenses	(7,018)	(4,654)	(3,410)

Net investment income	$111,149	$112,184	$116,938

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended December 31 were as follows:

	2016	2015	2014
Proceeds	$494,524	$226,843	$106,257
Gross realized investment gains	8,865	6,722	4,754
Gross realized investment losses	(3,300)	(3,119)	(867)

Proceeds on AFS securities sold at a realized loss	128,407	74,724	27,987

Net realized investment gains for the years ended December 31 were as follows:

	2016	2015	2014
Fixed maturity AFS securities	$(231)	$1,380	$3,753
Equity securities	585	350	30
Mortgage loans on real estate	(1)	313	(1,997)
Adjustment related to VOBA	105	(353)	842

Net realized investment gains	$458	$1,690	$2,628

In 2016, 2015 and 2014, there were no impaired limited partnerships.

There were no impaired mortgage loans at December 31, 2016 and 2015. There was one impaired mortgage loan during 2014 that was subsequently sold during 2014 for a $1,997 realized loss.

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at December 31, 2016 and 2015:

	December 31,
	2016	2015
Balance at beginning of period	$(935)	$(185)
Additional credit loss impairments recognized in the current period on securities previously impaired through OCI	121	109
Accretion of credit loss impairments previously recognized	(1,226)	(859)

Balance at end of period	$(2,040)	$(935)

The components of OTTI reflected in the Statements of Income (Loss) for the years ended December 31 were as follows:

	2016	2015	2014
Gross OTTI losses on securities	$5,213	$1,873	$104
Value of business acquired amortization	(529)	-	-

Net OTTI losses recognized in income	$4,684	$1,873	$104

During 2016, the Company impaired its holding of a previously OCI impaired 2007 vintage RMBS due to an adverse change in cash flows, a public non-convertible bond due to liquidity concerns and low oil and natural gas prices, and a private non-convertible bond due to the company entering restructuring negotiations.

During 2015, the Company impaired its holding of a previously OCI impaired 2006 vintage RMBS, a previously OCI impaired 2007 vintage RMBS and a public non-convertible bond due to adverse changes in cash flows.

During 2014, the Company impaired its holding of a previously OCI impaired 2006 vintage RMBS and a previously OCI impaired 2007 vintage RMBS due to adverse changes in cash flows.

Note 4. VOBA and DAC

VOBA

The change in the carrying amount of VOBA for the years ended December 31 was as follows:

	2016	2015
Balance at beginning of period	$259,493	$268,079
Amortization expense	(19,571)	(22,478)
Unlocking	(12,909)	114
Adjustment related to realized gains on investments and OTTI	105	(353)
Adjustment related to unrealized (gains) losses and OTTI on investments	(4,819)	14,131

Balance at end of period	$222,299	$259,493

During 2016 and 2015, the decrease in VOBA was primarily driven by positive gross profits due to favorable performance of Separate Accounts during the period which resulted in amortization. Annual mortality assumption updates and model changes recorded in the third quarter of 2016 resulted in an unlocking adjustment which decreased the VOBA asset. During 2016, the adjustments related to unrealized (gains) losses and OTTI on investments decreased VOBA as the result of net unrealized gains on AFS during the year compared to net unrealized losses in the prior year.

The estimated future amortization of VOBA from 2017 to 2021 is as follows:

2017	$19,132
2018	17,913
2019	16,578
2020	15,317
2021	14,223

DAC

The change in the carrying amount of DAC for the years ended December 31 was as follows:

	2016	2015
Balance at beginning of period	$37,500	$41,127
Capitalization	81	156
Amortization expense	(5,207)	(2,310)
Unlocking	1,527	(1,473)

Balance at end of period	$33,901	$37,500

At December 31, 2016 and 2015, variable annuities accounted for the Company’s entire DAC asset. During 2016, the decrease in DAC was driven by positive gross profits due to favorable Separate Account and hedge performance, which resulted in amortization. Appreciation in equity markets during 2016 drove up gross profits resulting in higher amortization in 2016 compared to 2015. Annual assumption updates and model changes resulted in an unlocking adjustment, which increased the DAC asset in 2016 whereas the unlocking adjustment decreased DAC in 2015.

For a complete discussion of the Company’s VOBA and DAC accounting policies, see Notes to Financial Statements, Note 1 Summary of Significant Accounting Policies.

Note 5. Variable Contracts Containing Guaranteed Benefits

Variable Annuity Contracts Containing Guaranteed Benefits

The Company has issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a GMDB and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a GMIB and a GMWB. Information regarding the general characteristics of each guaranteed benefit type is provided below:

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31:

	GMDB	GMIB	GMWB
2016
Net amount at risk (a)	$741,564	$27,017	$8,106
Average attained age of contract owners	74	68	76
Weighted average period remaining until expected annuitization	n/a	-	n/a

2015
Net amount at risk (a)	$839,586	$21,371	$8,912
Average attained age of contract owners	71	66	75
Weighted average period remaining until expected annuitization	n/a	1.7 Years	n/a

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

The Company records liabilities for contracts containing GMDB, GMIB and GMWB as a component of future policy benefits on the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income (Loss).

The changes in the variable annuity GMDB, GMIB and GMWB liabilities for the years ended December 31 were as follows:

	GMDB	GMIB	GMWB
Balance, January 1, 2015	$112,095	$69,775	$60,702
Guaranteed benefits incurred	26,864	11,919	-
Guaranteed benefits paid	(25,063)	(1,198)	-
Unlocking	17,482	14,552	-
Change in fair value reserves	-	-	(84)

Balance, December 31, 2015	$131,378	$95,048	$60,618
Guaranteed benefits incurred	25,408	13,750	-
Guaranteed benefits paid	(23,432)	(2,050)	-
Unlocking	(20,371)	(10,046)	-
Change in fair value reserves	-	-	(6,204)

Balance, December 31, 2016	$112,983	$96,702	$54,414

During 2016, the decrease in GMDB liabilities was driven primarily by higher market performance and favorable adjustments for assumption updates and model changes, which are reflected in unlocking, offset by increased benefits incurred over benefits paid. During 2015, the increase in GMDB liabilities was primarily driven by unfavorable unlocking adjustments for assumption updates and model changes.

During 2016, the increase in GMIB liabilities was driven primarily by increased benefits incurred offset slightly by benefits paid and positive market performance offset by unfavorable adjustments for assumption updates and model changes, which are reflected in unlocking. During 2015, the increase in GMIB liabilities was driven by both increased benefits incurred along with favorable unlocking adjustments for assumption updates and model changes.

During 2016, the decrease in GMWB liabilities was driven primarily by higher market performance and unfavorable adjustments for assumption changes, which are reflected in change in fair value reserves.

At December 31, contract owners’ account balances by mutual fund class and by guaranteed benefit provisions were comprised as follows:

	Equity	Bond	Balanced	Money Market	Total
2016
GMDB only	$1,303,816	$418,368	$341,637	$113,912	$2,177,733
GMDB and GMIB	793,764	263,157	91,138	147,951	1,296,010
GMDB and GMWB	284,597	118,392	1,862	89,015	493,866
GMWB only	117,273	47,229	1,165	35,748	201,415
GMIB only	73,648	25,106	1,570	28,838	129,162
No guaranteed benefit	16,553	5,738	1,108	12,232	35,631

Total	$2,589,651	$877,990	$438,480	$427,696	$4,333,817

2015
GMDB only	$1,313,314	$459,890	$367,161	$125,174	$2,265,539
GMDB and GMIB	831,162	273,085	105,572	169,148	1,378,967
GMDB and GMWB	299,298	117,689	1,876	108,445	527,308
GMWB only	124,192	47,519	1,239	43,771	216,721
GMIB only	75,495	24,642	1,587	32,336	134,060
No guaranteed benefit	16,060	5,600	610	12,906	35,176

Total	$2,659,521	$928,425	$478,045	$491,780	$4,557,771

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

	Equity	Bond	Balanced	Money Market	Total
2016
GMDB only	$515,295	$126,634	$578,880	$105,324	$1,326,133

2015
GMDB only	$533,700	$135,117	$608,486	$105,591	$1,382,894

As the Company is a closed block of business, the decrease for each of the components above resulted from the overall decline in Separate Accounts balance.

Note 6. Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31:

	2016	2015	2014
Provisions for income taxes computed at Federal statutory rate (35%)	$(7,498)	$3,129	$13,635
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(7,567)	(6,622)	(7,861)
Tax credits	(458)	(302)	(416)
Valuation allowance on deferred tax assets	21,810	(1,497)	(510)
Provision to return adjustment	(727)	498	558
State taxes (benefits)	211	(287)	(92)
Unrecognized tax benefits	987	363	110
Audit Adjustment	(8,225)	-	-
Other	462	-	-

Income tax provision	$(1,005)	$(4,718)	$5,424

The effective tax rate was not meaningful for the years ended December 31, 2016, 2015 or 2014. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of the Separate Accounts DRD, the valuation allowance on net operating loss (“NOL”) carryforwards and unrecognized tax benefits.

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

Deferred tax assets and liabilities at December 31 were as follows:

	December 31,
	2016	2015
Deferred tax assets
Tax DAC	$14,992	$29,634
Net operating and capital loss carryforward	228,864	210,363
Intangible assets	29,824	34,942
Policyholder reserves	29,546	22,955
Tax credits	13,992	13,084
Other	1,714	1,528

Total deferred tax assets	$318,932	$312,506
Valuation allowance	(154,440)	(130,946)

Net deferred tax assets	$164,492	$181,560

Deferred tax liabilities
VOBA	$95,150	$109,789
Policyholder reserves	20,106	26,740
Investments	48,660	45,139

Total deferred tax liabilities	$163,916	$181,668

Total net deferred tax asset (liability)	$576	$(108)

The income tax expense (benefit) consists of the following for the years ended December 31:

	December 31,
	2016	2015	2014
Current federal income tax expense (benefit)	$(179)	$-	$181
Current state income tax expense (benefit)	(144)	9	-
Deferred federal income tax expense (benefit)	(1,150)	(4,275)	5,385
Deferred state income tax expense (benefit)	468	(452)	(142)

Total income tax expense (benefit)	$(1,005)	$(4,718)	$5,424

The income tax asset (liability) consists of the following at December 31:

	December 31,
	2016	2015
Current federal income tax liability	$-	$(179)
Current state income tax asset (liability)	1	(287)
Deferred federal income tax liability	-	(1,620)
Deferred state income tax asset	575	1,512

Net income tax asset (liability)	$576	$(574)

At December 31, 2016 and 2015, the Company had a tax valuation allowance for deferred tax assets of $154,440 and $130,946, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn’t be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $4,391 (gross $12,547) and $3,404 (gross $9,727), respectively, that should not be recognized at December 31, 2016 and 2015, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2015 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

During 2016, the Company modified its calculation of dividends that are eligible for the DRD. This resulted in recording a permanent tax benefit of $7,391 in the Company’s 2016 financial statements for years 2011-2015. This has been treated as a change in estimate. The impact on future years is not currently determinable.

The components of the change in the unrecognized tax benefits were as follows at December 31:

	December 31,
	2016	2015
Balance at beginning of period	$3,404	$3,041
Additions for tax positions of prior years	987	363
Additions for tax positions of current year	-	293
Reductions for tax positions of current year	-	(293)

Balance at end of period	$4,391	$3,404

At December 31, 2016 and 2015, the Company had a NOL carry forward for federal income tax purposes of $627,860 (net of the ASC 740 reduction of $12,547) and $577,762 (net of the ASC 740 reduction of $9,727), respectively, with a carry forward period of fifteen years that expires at various dates between 2023 and 2031. At both December 31, 2016 and 2015, the Company had a capital loss carry forward of $84 for federal income tax purposes with a carry forward period of five years that will expire in 2018. At December 31, 2016 and 2015, the Company had a foreign tax credit carry forward of $9,776 and $8,869, respectively, with a carry forward period of ten years that will expire at various dates up to 2026. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4,216 at both December 31, 2016 and 2015, with an indefinite carry forward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements at December 31, 2016 or 2015. The Company recognized interest expense (income) of $74, $86 and less than ($1) at December 31, 2016, 2015 and 2014, respectively. The total interest payable balance as of December 31, 2016 and 2015 is $161 and $87, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. For the years ended December 31, 2016 and 2015 and 2014, the Company recognized capital contributions from (distributions to) TA Corp and contributions from AUSA in connection with the tax allocation agreement in the amount of ($13,381), $68,492 and $179,029, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 through 2015. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions.

Note 7. Accumulated Other Comprehensive Income

The changes in AOCI by component for the years ended December 31 were as follows:

	2016
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policyholder liabilities, VOBA, and Deferred Tax	Total Accumulated Other Comprehensive Income (Loss)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591
OCI before reclassifications	8,881	(6,288)	(4,819)	(2,226)
Amounts reclassified from AOCI	124	861	-	985

Net current period OCI	$9,005	$(5,427)	$(4,819)	$(1,241)
Tax expense (benefit)	-	-	-	-

Total other comprehensive income (loss), net of taxes	$9,005	$(5,427)	$(4,819)	$(1,241)

Ending balance, net of taxes	$104,538	$(1,225)	$(47,963)	$55,350

	2015
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policyholder liabilities, VOBA, and Deferred Tax	Total Accumulated Other Comprehensive Income (Loss)
Beginning balance	$164,221	$2,296	$(57,275)	$109,242
OCI before reclassifications	(68,313)	1,807	14,131	(52,375)
Amounts reclassified from AOCI	(375)	99	-	(276)

Net current period OCI	$(68,688)	$1,906	$14,131	$(52,651)
Tax expense (benefit)	-	-	-	-

Total other comprehensive income (loss), net of taxes	$(68,688)	$1,906	$14,131	$(52,651)

Ending balance, net of taxes	$95,533	$4,202	$(43,144)	$56,591

	2014
	Unrealized Holding Gains (Losses) on AFS Securities	Unrealized Holding Gains (Losses) on Cash Flow Hedges	OCI Adjustments for Policyholder liabilities, VOBA, and Deferred Tax	Total Accumulated Other Comprehensive Income (Loss)
Beginning balance	$88,640	$1,813	$(50,750)	$39,703
OCI before reclassifications	75,196	(278)	(6,525)	68,393
Amounts reclassified from AOCI	385	761	-	1,146

Net current period OCI	$75,581	$483	$(6,525)	$69,539
Tax expense (benefit)	-	-	-	-

Total other comprehensive income (loss), net of taxes	$75,581	$483	$(6,525)	$69,539

Ending balance, net of taxes	$164,221	$2,296	$(57,275)	$109,242

The reclassifications out of AOCI for the years ended December 31 were as follows:

	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is
AOCI Components	2016	2015	2014	Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(3)	$484	$(281)	Net realized investment gains (losses)
	(121)	(109)	(104)	Portion of OTTI previously recognized in OCI

	$(124)	$375	(385)	Total
Unrealized holding gains (losses) oncash flow hedges
Interest rate swaps	$(861)	$(99)	$(761)	Net investment income

	$(861)	$(99)	(761)	Total

Total amounts reclassified from AOCI	$(985)	$276	$(1,146)

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

The Company’s statutory net income (loss) at December 31, 2016, 2015 and 2014 was $71,053, ($24,119) and $201,479, respectively.

Statutory capital and surplus at December 31, 2016 and 2015 was $696,073 and $790,252, respectively. At December 31, 2016 and 2015, approximately $142,822 and $79,025, respectively, of stockholder’s equity was available for dividend distributions that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2016, the Company paid a $75,000 dividend and a $88,341 return of capital to TA Corp. During 2015, the Company paid a $100,000 cash return of capital and received a $68,492 capital contribution from to AUSA. During 2014, the Company paid a $100,000 ordinary dividend and received a $179,029 capital contribution from AUSA.

The NAIC utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company’s risk profile. At December 31, 2016 and 2015, based on the RBC formula, the Company’s total adjusted capital levels were significantly above the minimum amount of capital required to avoid regulatory action.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At December 31, 2016, the Company had a reinsurance receivable of $166 and reinsurance payable of $203. At December 31, 2015, the Company had a net reinsurance receivable of $68. The Company did not have a reinsurance reserve at December 31, 2016 and 2015.

At December 31, 2016, the Company had the following life insurance in force:

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Life insurance inforce	$4,586,845	$160,455	$924	$4,427,314	0.02%

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and a GMDB provision to the extent reinsurance capacity is available in the marketplace. The account values for variable annuity contracts containing GMIB provisions that were reinsured were 34% at both December 31, 2016 and 2015. The account values for variable annuity contracts containing GMDB provisions that were reinsured were 4% at both December 31, 2016 and 2015.

Note 10. Related Party Transactions

At December 31, 2016, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to services rendered. During 2016, 2015 and 2014, the Company incurred $10,223, $10,818 and $9,690, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company was party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the year. On June 18, 2016, the Company settled an intercompany short-term note receivable with AUSA for $25,000 with an interest rate of 0.13% that was entered into on June 19, 2015. On December 22, 2014, the Company settled an intercompany short-term note receivable with AUSA for $50,000 with an interest rate of 0.11% that was entered into on June 27, 2014. During 2016, 2015 and 2014, the Company accrued and/or received $31, $18, and $27 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2016, 2015 and 2014, the Company incurred $181, $149 and $89, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2016, 2015 and 2014, the Company incurred $1,927, $1,709 and $1,770, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2016, 2015 and 2014, the Company incurred $24,501, $30,356 and $30,836, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During 2016, 2015 and 2014, the Company incurred $320, $361 and $406, respectively, in expenses under this agreement. Charges attributable to these agreements are include in insurance, general and administrative expenses, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During 2016, 2015 and 2014, the Company received $2,199, $2,381 and $2,584, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Investments purchased from affiliates:
AFS fixed maturities	$-	$30,356	$137,281
Mortgage loans on real estate	-	4,000	-
Limited partnerships	10,000	-	60,000

Investments sold to affiliates:
AFS fixed maturities	$89,820	$24,878	$24,844
Mortgage loans on real estate	-	-	2,038
Derivatives	-	82	-

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Affiliated agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11. Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2016 and 2015, the Company’s estimated liability for future guaranty fund assessments was $140 and $144. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In addition, the Company has a receivable for future premium tax deductions of $4,012 and $4,240 at December 31, 2016 and 2015, respectively.

In the normal course of business, the Company is subject to various claims and assessments. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal actions other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment as of December 31, 2016, no such disclosures were considered necessary.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings both individually and in the aggregate, will not result in losses having a material adverse effect on the Company’s financial position or liquidity at December 31, 2016. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at December 31, 2016, no such disclosures were considered necessary.

Note 12. Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the years ended December 31:

	Annuity	Life Insurance	Total
2016
Net revenues (a)	$51,632	$66,168	$117,800
Policy benefits (net of reinsurance recoveries)	16,823	48,244	65,067
Amortization (accretion) of VOBA	6,889	25,593	32,482
Income tax expense (benefit)	(521)	(484)	(1,005)
Net income (loss)	(10,630)	(9,897)	(20,527)

2015
Net revenues (a)	$114,666	$73,583	$188,249
Policy benefits (net of reinsurance recoveries)	68,984	36,262	105,246
Amortization (accretion) of VOBA	8,110	14,254	22,364
Income tax expense (benefit)	(9,297)	4,579	(4,718)
Net income (loss)	(717)	14,375	13,658

2014
Net revenues (a)	$91,381	$75,346	$166,727
Policy benefits (net of reinsurance recoveries)	38,893	38,984	77,877
Amortization (accretion) of VOBA	928	9,912	10,840
Income tax expense (benefit)	(2,796)	8,220	5,424
Net Income (loss)	19,224	14,309	33,533

a)	Net revenues include total revenues net of interest credited to policyholder liabilities.

The following tables represent select Balance Sheet information at December 31:

	Total Assets	Total Policyholder Liabilities
2016
Annuity	$6,044,874	$567,814
Life Insurance	2,625,401	1,053,263

Total	$8,670,275	$1,621,077

2015
Annuity	$6,396,511	$609,363
Life Insurance	2,769,424	1,096,829

Total	$9,165,935	$1,706,192

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: March 30, 2017	By:	/s/ C. Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	Director and President	March 30, 2017
Blake S. Bostwick

*	Director and Chairman of the Board	March 30, 2017
Mark W. Mullin

*	Director, Executive Vice President, Secretary and General Counsel	March 30, 2017
Jay Orlandi

*	Director, Chief Tax Officer and Senior Vice President	March 30, 2017
David Schulz

*	Director, Senior Vice President, Chief Compliance Officer, Deputy General Counsel	March 30, 2017
Katherine A. Schulze

*	Chief Product Officer, Senior Vice President	March 30, 2017
David Hopewell

/s/ Alison Ryan	Assistant Secretary	March 30, 2017
Alison Ryan

*By Alison Ryan - Attorney-in-Fact pursuant to Powers of Attorney.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

Exhibit No.	Description	Location

2.1	Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

2.2	Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc.	Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

3.1	Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 6(a) to Post- Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.

3.2	Articles of Amendment of the Articles of Incorporation of Merrill Lynch Life Insurance Company

Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290,

33-58303, 333-33863, 333-34192, 333-133223, and

333-133225, filed August 12, 2010.

3.3	Amended By-Laws of Transamerica Advisors Life Insurance Company

Incorporated by reference to Exhibit 3.3 to the Registrant’s Quarterly Report on Form 10-Q, File Nos. 33-26322, 33-46827, 33-52254, 33-60290,

33-58303, 333-33863, 333-34192, 333-133223, and

333-133225, filed August 12, 2010.

4.1	Group Modified Guaranteed Annuity Contract, ML-AY- 361	Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2	Individual Certificate, ML-AY-362	Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2a	Individual Certificate, ML-AY-362 KS	Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2b	Individual Certificate, ML-AY-378	Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.2c	Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.3	Individual Tax-Sheltered Annuity Certificate, ML-AY- 372	Incorporated by reference to Exhibit 4.3, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.3a	Individual Tax-Sheltered Annuity Certificate, ML-AY- 372 KS	Incorporated by reference to Exhibit 4.3a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.4	Qualified Retirement Plan Certificate, ML-AY-373	Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.4a	Qualified Retirement Plan Certificate, ML-AY-373 KS	Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5	Individual Retirement Annuity Certificate, ML-AY-374	Incorporated by reference to Exhibit 4.5 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.5a	Individual Retirement Annuity Certificate, ML-AY-374 KS	Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5b	Individual Retirement Annuity Certificate, ML-AY-375 KS	Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.5c	Individual Retirement Annuity Certificate, ML-AY-379	Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6	Individual Retirement Account Certificate, ML-AY-375	Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.6a	Individual Retirement Account Certificate, ML-AY-380	Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.7	Section 457 Deferred Compensation Plan Certificate, ML-AY-376	Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.7a	Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS	Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366	Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.8a	Tax-Sheltered Annuity Endorsement, ML-AY-366 190	Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.8b	Tax-Sheltered Annuity Endorsement, ML-AY-366 1096	Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.

4.9	Qualified Retirement Plan Endorsement, ML-AY-364	Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10	Individual Retirement Annuity Endorsement, ML-AY- 368	Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.10a	Individual Retirement Annuity Endorsement, ML-AY- 368 190	Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.10b	Individual Retirement Annuity Endorsement, ML-009	Incorporated by reference to Exhibit 4(j)(3) to Post- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.

4.10c	Individual Retirement Annuity Endorsement	Incorporated by reference to Exhibit 4(b) to Pre- Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.

4.11	Individual Retirement Account Endorsement, ML-AY- 365	Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.11a	Individual Retirement Account Endorsement, ML-AY- 365 190	Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.12	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367	Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.12a	Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190	Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13	Qualified Plan Endorsement, ML-AY-369	Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.13a	Qualified Plan Endorsement, ML-AY-448	Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.13b	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.14	Application for Group Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15	Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

4.15a	Application for Modified Guaranteed Annuity Contract	Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.

4.16	Form of Company Name Change Endorsement	Incorporated by reference to Exhibit 4.16, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

4.17	Group Modified Guarantee Annuity Contract	Incorporated by reference to Exhibit 4.(a)(2), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.18	Individual Contract	Incorporated by reference to Exhibit 4.(b)(4), filed December 7,1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.19	Individual Tax-Sheltered Annuity Certificate	Incorporated by reference to Exhibit 4.(c)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.20	Qualified Retirement Plan Certificate	Incorporated by reference to Exhibit 4.(d)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.21	Individual Retirement Annuity Certificate	Incorporated by reference to Exhibit 4.(e)(5), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.22	Individual Retirement Account Certificate	Incorporated by reference to Exhibit 4.(f)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.23	Section 457 Deferred Compensation Plan Certificate	Incorporated by reference to Exhibit 4,(g)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.24	Qualified Plan Endorsement	Incorporated by reference to Exhibit 4.(m)(3), filed December 7, 1994, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-60290.

4.25	Form of Group Fixed Contingent Annuity Contract.	Incorporated by reference to Exhibit 4(i) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

4.26	Form of Group Fixed Contingent Annuity Certificate.	Incorporated by reference to Exhibit 4(ii) to the Registrant’s Registration Statement on Form S-3, File No 333-177282, filed October 13, 2011.

10.1	Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.

10.2	General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3	Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.3a	Amendment to Service Agreement among Merrill Lynch Insurance Group, Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33- 60290, filed March 31, 1994.

10.4	Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.5	Assumption Reinsurance Agreement Between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company	Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.6	Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.7	Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc.	Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.8	Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc.	Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.

10.9	Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company	Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.

10.10	Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation.	Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.

10.11	Master Distribution Agreement between Merrill Lynch Insurance Group, Inc., Merrill Lynch & Co., Inc., and AEGON USA, Inc.	Incorporated by reference to Exhibit 10.1 to Registrant’s Current Report on Form 8-K, File No. 33-26322, filed January 4, 2008.

10.12	Wholesaling Agreement between Merrill Lynch Life Insurance Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and Transamerica Capital

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

filed March 25, 2011.

10.19	Principal Underwriting Agreement by and between Transamerica Capital, Inc. and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 1 to Pre-Effective Amendment No. 1 to Registrant’s Registration Statement on Form S-3, File No. 333-177282, filed December 15, 2011.

10.20	Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company.	Incorporated by reference to Exhibit 10 to Registrant’s Registration Statement on Form S-3, File No. 333- 177282, filed October 13, 2011.

10.21	First Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company	Exhibit 10.21

10.22	Second Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company	Exhibit 10.22

10.23	Third Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company	Exhibit 10.23

10.24	Fourth Amendment to Administrative Services Agreement between ARIA Retirement Solutions, LLC and Transamerica Advisors Life Insurance Company	Exhibit 10.24

23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.	Exhibit 23.1

24.1	Powers of Attorney for Blake S. Bostwick, Mark W. Mullin, Jay Orlandi, David Schulz, Katherine A. Schulze, David Hopewell and Michiel van Katwijk are filed herewith.	Exhibit 24.1

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.1

31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).	Exhibit 31.2

32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.1

32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Exhibit 32.2

101.INS	XBRL Instance Document.	Exhibit 101.INS

101.SCH	XBRL Taxonomy Extension Schema.	Exhibit 101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Exhibit 101.CAL

101.DEF	XBRL Taxonomy Definition Linkbase.	Exhibit 101.DEF

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Exhibit 101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Exhibit 101.PRE