Form 10-Q
period 2017-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2017-05-12
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common 250,000

REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) and (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH THE REDUCED DISCLOSURE FORMAT.

FINAL

PART I. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2017 - $1,354,397; 2016 - $1,383,787)	$1,463,444	$1,487,037
Equity available-for-sale securities, at estimated fair value
(cost: 2017 - $31,264; 2016 - $31,264)	33,205	32,551
Limited partnerships	72,609	70,910
Mortgage loans on real estate	122,305	116,208
Policy loans	627,399	632,834
Derivative assets	2,609	16,526
Total investments	2,321,571	2,356,066
Cash and cash equivalents	107,697	267,844
Accrued investment income	30,490	34,318
Deferred policy acquisition costs	32,778	33,901
Deferred sales inducements	7,452	7,708
Value of business acquired	218,960	222,299
Goodwill	2,800	2,800
Income tax asset	1	576
Reinsurance receivables	330	166
Receivable for investments sold - net	-	997
Other assets	29,891	35,484
Recoverable of ceded guaranteed minimum income benefits embedded derivatives, at fair value	39,244	48,166
Separate Accounts assets	5,723,657	5,659,950
Total Assets	$8,514,871	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	March 31,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,079,290	$1,096,695
Future policy benefits	456,847	486,826
Claims and claims settlement expenses	32,516	37,556
Total policyholder liabilities and accruals	1,568,653	1,621,077
Payables for collateral under securities loaned,
reverse repurchase agreements and derivatives	66,929	245,702
Checks not yet presented for payment	5,771	4,261
Derivative liabilities	7,051	15,165
Affiliated payables - net	5,801	5,064
Reinsurance payables	200	203
Payable for investments purchased - net	1,879	-
Other liabilities	11,174	12,461
Separate Accounts liabilities	5,723,657	5,659,950
Total Liabilities	7,391,115	7,563,883

Stockholder's Equity
Common stock ($10 par value; authorized 1,000,000 shares;
issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,412,376	1,425,816
Accumulated other comprehensive income, net of taxes	61,338	55,350
Retained deficit	(352,458)	(377,274)
Total Stockholder's Equity	1,123,756	1,106,392
Total Liabilities and Stockholder's Equity	$8,514,871	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016

	(unaudited)
Revenues
Policy charge revenue	$37,476	$37,039
Net investment income (loss)	27,944	26,452
Net realized investment gains (losses)
Other-than-temporary impairment gains (losses) on securities	-	(3,548)
Portion of other-than-temporary impairments previously
recognized in other comprehensive income (loss)	-	(121)
Net other-than-temporary impairment losses on
securities recognized in income	-	(3,669)
Net realized investment gains (losses), excluding other-
than-temporary impairment losses on securities	31	3,535
Net realized investment gains (losses)	31	(134)
Net derivative gains (losses)	(24,228)	3,371
Total Revenues	41,223	66,728

Benefits and Expenses
Interest credited to policyholder liabilities	12,983	14,030
Policy benefits (net of reinsurance recoveries:
2017 - $415; 2016 - $548)	(9,490)	43,054
Amortization (accretion) of deferred policy acquisition costs	1,132	942
Amortization (accretion) of value of business acquired	2,364	5,380
Insurance, General and Administrative Expenses	8,843	9,926
Total Benefits and Expenses	15,832	73,332
Income (Loss) Before Taxes	25,391	(6,604)
Income Tax Expense (Benefit)	575	-
Net Income (Loss)	$24,816	$(6,604)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
	(unaudited)

Net Income (Loss)	$24,816	$(6,604)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	5,996	45,202
Reclassification adjustment for (gains) losses included
in net income (loss)	532	(1,800)
	6,528	43,402
Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	161	(1,150)
Reclassification adjustment for (gains) losses included
in net income (loss)	247	(197)
	408	(1,347)
Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(77)	(882)
Reclassification adjustment for other-than-temporary
impairments included in net income (loss)	-	3,669
	(77)	2,787
Adjustments
Value of business acquired	(871)	(5,098)
	(871)	(5,098)
Total other comprehensive income (loss), net of taxes	5,988	39,744
Comprehensive Income (Loss)	$30,804	$33,140

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)
Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,425,816	$1,514,157
Return of capital to Transamerica Corporation	(13,440)	(88,341)
Balance at end of period	$1,412,376	$1,425,816

Accumulated Other Comprehensive Income
Balance at beginning of period	$55,350	$56,591
Total other comprehensive income (loss), net of taxes	5,988	(1,241)
Balance at end of period	$61,338	$55,350

Retained Earnings (Deficit)
Balance at beginning of period	$(377,274)	$(281,747)
Net income (loss)	24,816	(20,527)
Cash dividend paid to Transamerica Corporation	-	(75,000)
Balance at end of period	$(352,458)	$(377,274)

Total Stockholder's Equity	$1,123,756	$1,106,392

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$24,816	$(6,604)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	1,123	939
Change in deferred sales inducements	256	212
Change in value of business acquired	2,364	5,380
Change in benefit reserves, net of change in ceded reinsurance recoverable	(21,716)	21,831
Change in income tax accruals	575	-
Change in claims and claims settlement expenses	(5,040)	7,624
Change in other operating assets and liabilities - net	10,613	16,760
Change in checks not yet presented for payment	1,510	(4,016)
Amortization (accretion) of investments	(287)	(270)
Interest credited to policyholder liabilities	12,983	14,030
Net derivative (gains) losses	24,228	(3,371)
Net realized investment (gains) losses	(31)	134
Change in unrealized (gains) losses related to limited partnerships	(1,630)	-
Limited partnership asset distributions	-	1
Net cash and cash equivalents provided by/(used in) operating activities	49,764	52,650

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	53,703	101,543
Maturities of available-for-sale securities and mortgage loans	44,315	90,934
Purchases of available-for-sale securities and mortgage loans (a)	(74,313)	(88,960)
Sales of limited partnerships	801	667
Purchases of limited partnerships	(870)	(10,500)
Change in affiliated short-term note receivable	-	(25,000)
Cash received in connection with derivatives	27,754	53,953
Cash paid in connection with derivatives	(44,904)	(34,911)
Policy loans on insurance contracts - net	5,435	9,385
Net settlement on futures contracts	(469)	2,549
Other	-	2,541
Net cash and cash equivalents provided by/(used in) investing activities	$11,452	$102,201

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended
	March 31,
(dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$2,211	$1,869
Policyholder withdrawals	(31,940)	(33,328)
Return of capital to Transamerica Corporation (b)	(13,440)	-
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	(178,194)	(2,760)
Net cash and cash equivalents provided by/(used in) financing activities	(221,363)	(34,219)

Net increase (decrease) in cash and cash equivalents	(160,147)	120,632
Cash and cash equivalents, beginning of year	267,844	236,482
Cash and cash equivalents, end of period	$107,697	$357,114

(a)	Not included in purchases of available-for-sale securities and mortgage loans for the three months ended March 31, 2016 is the amount payable for investments purchased – net of $56,718.
(b)

Not included in return of capital to Transamerica Corporation for the three months ended March 31, 2016 is the amount payable to Transamerica Corporation in connection with the tax allocation agreement of $30,489. The amount payable is presented on the Balance Sheets within the affiliated payables – net line item.

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC” or the “Company”) is a wholly owned subsidiary of Transamerica Corporation (“TA Corp”, “the Parent”), which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

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

Basis of Reporting

The accompanying Financial Statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The interim Financial Statements are unaudited; all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. For a complete discussion of the Company’s 2016 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

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

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the Balance Sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the Balance Sheet date. Events that are indicative of conditions that arose after the Balance Sheet date are disclosed, but do not result in an adjustment of the Financial Statements themselves. No subsequent events have been identified through May 12, 2017 that require adjustments or disclosure to the Financial Statements.

Current Accounting Guidance

Accounting Standards Update (“ASU”) 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instrument

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. That is, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. An entity is required to assess the embedded call (put) options solely in accordance with the existing four-step decision sequence, which are whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard on January 1, 2017. Adoption of this ASU did not impact its Financial Statements.

ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships. The amendments in this Update clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require de-designation of that hedging relationship provided that all other hedge accounting criteria continue to be met. That is, the reporting entity must still consider whether there is a change in the counterparty’s creditworthiness in determining whether the hedging relationship continues to qualify for hedge accounting. The amendments in this Update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The Company adopted this standard on January 1, 2017. Adoption of this ASU did not impact its Financial Statements.

Future Accounting Guidance

ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. An entity applies the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). The ASU simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Current GAAP requires that, in computing the implied fair value of goodwill under Step 2, an entity perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. This ASU requires that an entity perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2019, and interim periods within those annual periods, with early adoption permitted. The Company is evaluating the impact that adoption of this Update will have on its Financial Statements.

Note 2.  Fair Value of Financial Instruments

Fair Value Measurements

Accounting Standards Codification (“ASC”) ASC 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

a)	Quoted prices for similar assets or liabilities in active markets
b)	Quoted prices for identical or similar assets or liabilities in non-active markets
c)	Inputs other than quoted market prices that are observable
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Both observable and unobservable inputs may be used to determine the fair value of positions classified in Level 3. The circumstances for using unobservable measurements include those in which there is little, if any, market activity for the assets or liabilities. Therefore, we must make assumptions about inputs a hypothetical market participant would use to value the assets and liabilities.

The Company recognizes transfers between levels at the beginning of the quarter.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale ("AFS") securities (a)
Corporate securities	$-	$892,795	$-	$892,795
Asset-backed securities	-	36,098	13,288	49,386
Commercial mortgage-backed securities	-	74,572	-	74,572
Residential mortgage-backed securities	-	68,444	-	68,444
Municipals	-	871	-	871
Government and government agencies
United States	351,481	199	-	351,680
Foreign	1,474	24,222	-	25,696
Total fixed maturity AFS securities	$352,955	$1,097,201	$13,288	$1,463,444
Equity AFS securities (a)
Banking securities	$-	$27,405	$-	$27,405
Industrial securities	-	5,800	-	5,800
Total equity AFS securities	$-	$33,205	$-	$33,205
Cash equivalents (b)	$-	$106,058	$-	$106,058
Derivative assets (c)	-	2,609	-	2,609
Fair value recoverable of ceded guaranteed minimum income benefits ("GMIB") embedded derivatives (d)	-	-	39,244	39,244
Investments measured at net asset value ("NAV") (e)	-	-	-	5,796,266
Total assets	$352,955	$1,239,073	$52,532	$7,440,826

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$48,395	$48,395
Derivative liabilities (c)	-	7,051	-	7,051
Total liabilities	$-	$7,051	$48,395	$55,446

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$911,851	$-	$911,851
Asset-backed securities	-	43,372	9,215	52,587
Commercial mortgage-backed securities	-	76,513	-	76,513
Residential mortgage-backed securities	-	96,177	-	96,177
Municipals	-	856	-	856
Government and government agencies
United States	341,379	-	-	341,379
Foreign	1,480	6,194	-	7,674
Total fixed maturity AFS securities	$342,859	$1,134,963	$9,215	$1,487,037
Equity AFS securities (a)
Banking securities	$-	$26,726	$-	$26,726
Industrial securities	-	5,825	-	5,825
Total equity AFS securities	$-	$32,551	$-	$32,551
Cash equivalents (b)	-	265,538	-	265,538
Derivative assets (c)	-	16,526	-	16,526
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	48,166	48,166
Investments measured at NAV (e)	-	-	-	5,730,860
Total assets	$342,859	$1,449,578	$57,381	$7,580,678

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$55,143	$55,143
Derivative liabilities (c)	-	15,165	-	15,165

Total liabilities	$-	$15,165	$55,143	$70,308

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
(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, and credit default swaps for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value for variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Price Index (“S&P”) at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. The fair value for equity options is calculated using the Black-Scholes model and market observable inputs for the underlying market price and volatility surface. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model.

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

	March 31, 2017				December 31, 2016
Investment:	Fair	Unfunded	Redemption	Redemption	Fair	Unfunded
Limited Partnerships	Value	Commitments	Frequency	Notice Period	Value	Commitments
Limited Partnership - Private Equity	$1,704	$-	None	None	$1,759	$-
Limited Partnership - Hedge Funds	70,905	102	Quarterly	60-65 days	69,151	-
	$72,609	$102			$70,910	$-
Separate Accounts	5,723,657	-	None	None	5,659,950	-
Investments measured at NAV	$5,796,266	$102			$5,730,860	$-

(f)

The Company recognizes liabilities for contracts containing guaranteed minimum withdrawal benefits ("GMWB") and stand-alone living benefits ("SALB"), which are reported at fair value. The liabilities for the contracts containing GMWB are treated as embedded derivatives, which are required to be reported separately from the host contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of the guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rate and actuarial assumptions. Since two of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

For the three months ended March 31, 2017 and twelve months ended December 31, 2016, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company's Level 3 fixed maturity AFS securities at March 31, 2017 and December 31, 2016:

	Three Months Ended March 31, 2017	Twelve Months Ended December 31, 2016
Balance at beginning of period (a)	$9,215	$6,666

Change in unrealized gains (losses) (b)	116	(243)
Purchases	3,999	2,792
Sales	(42)	(326)
Transfers into Level 3	-	2,113
Transfers out of Level 3	-	(1,954)
Net realized investment gains (c)	-	167
Balance at end of period (a)	$13,288	$9,215

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) for fixed maturity in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The primary driver for the increase in Level 3 fixed maturity AFS securities at March 31, 2017 is due to an asset-backed non-housing security being purchased as a Level 3 during the first quarter.

The Company's Level 3 (assets) consist of GMIB reinsurance and Level 3 liabilities consist of provisions for GMWB and SALB. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB and SALB, an increase (decrease) in credit spread in isolation would result in a lower (higher) fair value liability measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value liability measurement. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets.

The expected market rates of return are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 45 basis points (“bps”) and 50 bps at March 31, 2017 and December 31, 2016, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25%-30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 23.4% and 24.0% at March 31, 2017 and December 31, 2016, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date.  Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at March 31, 2017 and December 31, 2016:

	Three Months Ended			Twelve Months Ended
	March 31, 2017			December 31, 2016
		GMIB			GMIB
	GMWB	Reinsurance	SALB	GMWB	Reinsurance	SALB
Balance at beginning of period (a)	$54,414	$(48,166)	$729	$60,618	$(61,426)	$511
Changes in interest rates (b)	1,532	(802)	-	(4,179)	2,262	-
Changes in equity markets (b)	(7,963)	9,199	-	(5,988)	12,560	218
Other (b)	(317)	525	-	3,963	(1,562)	-
Balance at end of period (a)	$47,666	$(39,244)	$729	$54,414	$(48,166)	$729

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

For the three months ended March 31, 2017, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in interest rates and equity market performance.  The fair value of the GMWB decreased due to favorable equity market returns and was partially offset by the decrease in 10 year Treasury interest rates and own credit spread.  The increase to the GMIB reinsurance guarantees was driven primarily by the favorable equity market returns.

The following tables provides a summary of the quantitative inputs and assumptions of the Company's Level 3 assets and liabilities at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$13,288	Broker	See comment below (a)	See comment below (a)
Total fixed maturity securities	$13,288

Future policy benefits (embedded derivatives) - GMIB Reinsurance	39,244	Discounted cash flows	Own credit risk	45
			Long-term volatility	25% - 30%
Total assets	$52,532

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$47,666	Discounted cash flows	Own credit risk	45
			Long-term volatility	25% - 30%

Future policy benefits - SALB	729	See comment below (b)	See comment below (b)	See comment below (b)
Total liabilities	$48,395

	December 31, 2016
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$9,215	Broker	See comment below (a)	See comment below (a)

Future policy benefits (embedded derivatives) - GMIB Reinsurance	48,166	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% - 30%
Total assets	$57,381

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$54,414	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% - 30%

Future policy benefits - SALB	729	See comment below (b)	See comment below (b)	See comment below (b)
Total liabilities	$55,143

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

The following tables provides the estimated fair value of the Company's assets not carried at fair value on the Balance Sheets at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$124,725	$124,725
Policy loans (b)	-	627,399	-	627,399
Total assets	$-	$627,399	$124,725	$752,124

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$115,020	$115,020
Policy loans (b)	-	632,834	-	632,834
Total assets	$-	$632,834	$115,020	$747,854

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3.  Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and other-than-temporary impairments (“OTTI”) reflected in accumulated other comprehensive income (“AOCI”) of investments in fixed maturity and equity AFS securities at March 31, 2017 and December 31, 2016 were:

	March 31, 2017
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$838,340	$57,180	$(2,725)	$892,795	$-
Asset-backed securities	49,697	185	(496)	49,386	-
Commercial mortgage-backed securities	73,398	1,642	(468)	74,572	-
Residential mortgage-backed securities	64,241	4,361	(158)	68,444	-
Municipals	908	-	(37)	871	-
Government and government agencies
United States	303,618	48,063	(1)	351,680	-
Foreign	24,195	1,532	(31)	25,696	-
Total fixed maturity AFS securities	$1,354,397	$112,963	$(3,916)	$1,463,444	$-

Equity AFS securities
Banking securities	$25,473	$2,053	$(121)	$27,405	$-
Industrial securities	5,791	9	-	5,800	-
Total equity AFS securities	$31,264	$2,062	$(121)	$33,205	$-

	December 31, 2016
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$859,028	$56,387	$(3,564)	$911,851	$-
Asset-backed securities	53,421	15	(849)	52,587	-
Commercial mortgage-backed securities	75,396	1,706	(589)	76,513	-
Residential mortgage-backed securities	92,943	4,004	(770)	96,177	(5)
Municipals	909	-	(53)	856	-
Government and government agencies
United States	295,581	45,798	-	341,379	-
Foreign	6,509	1,165	-	7,674	-
Total fixed maturity AFS securities	$1,383,787	$109,075	$(5,825)	$1,487,037	$(5)

Equity AFS securities
Banking securities	$25,473	$1,721	$(468)	$26,726	$-
Industrial securities	5,791	34	-	5,825	-
Total equity AFS securities	$31,264	$1,755	$(468)	$32,551	$-

(a)	Represents OTTI in AOCI, which were not included in earnings. Amount excludes $2,364 and $2,446 of unrealized gains at March 31, 2017 and December 31, 2016, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2017 and December 31, 2016 were:

	March 31, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,272,922	$1,375,025	$1,294,978	$1,393,503
Below investment grade	81,475	88,419	88,809	93,534
Total fixed maturity AFS securities	$1,354,397	$1,463,444	$1,383,787	$1,487,037

At March 31, 2017 and December 31, 2016, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $68,561 and $65,730, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments to assess whether they are other-than-temporarily impaired.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2017 and December 31, 2016 by contractual maturities were:

	March 31, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity AFS securities
Due in one year or less	$67,489	$68,442	$56,748	$57,489
Due after one year through five years	491,767	522,564	523,815	555,221
Due after five years through ten years	105,991	110,682	95,744	99,697
Due after ten years	501,814	569,354	485,720	549,354
	$1,167,061	$1,271,042	$1,162,027	$1,261,761
Mortgage-backed securities and other asset-backed securities	$187,336	$192,402	$221,760	$225,276
Total fixed maturity AFS securities	$1,354,397	$1,463,444	$1,383,787	$1,487,037

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

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$50,468	$52,009	$(1,541)
Asset-backed securities	19,318	19,615	(297)
Commercial mortgage-backed securities	27,320	27,788	(468)
Residential mortgage-backed securities	19,905	20,009	(104)
Government and government agencies
United States	10,610	10,611	(1)
Foreign	3,780	3,811	(31)
Total fixed maturity and equity AFS securities	$131,401	$133,843	$(2,442)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Asset-backed securities	$2,879	$3,000	$(121)
Commercial mortgage-backed securities	751	751	(0)
Total fixed maturity and equity AFS securities	$3,630	$3,751	$(121)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$17,183	$18,367	$(1,184)
Asset-backed securities	8,076	8,154	(78)
Residential mortgage-backed securities	2,221	2,275	(54)
Municipals	871	908	(37)
Equity AFS securities-banking securities	1,675	1,796	(121)
Total fixed maturity and equity AFS securities	$30,026	$31,500	$(1,474)
Total fixed maturity and equity AFS securities	$165,057	$169,094	$(4,037)

	December 31, 2016
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$64,992	$66,625	$(1,633)
Asset-backed securities	30,729	31,253	(524)
Commercial mortgage-backed securities	30,698	31,285	(587)
Residential mortgage-backed securities	54,987	55,690	(703)
Equity securities - banking securities	8,213	8,500	(287)
Total fixed maturity and equity AFS securities	$189,619	$193,353	$(3,734)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$4,522	$4,863	$(341)
Asset-backed securities	879	1,000	(121)
Commercial mortgage-backed securities	1,010	1,012	(2)
Residential mortgage-backed securities	212	229	(17)
Total fixed maturity and equity AFS securities	$6,623	$7,104	$(481)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$19,541	$21,131	$(1,590)
Asset-backed securities	7,978	8,182	(204)
Residential mortgage-backed securities	2,122	2,172	(50)
Municipals	856	909	(53)
Equity AFS securities-banking securities	1,615	1,796	(181)
Total fixed maturity and equity AFS securities	$32,112	$34,190	$(2,078)
Total fixed maturity and equity AFS securities	$228,354	$234,647	$(6,293)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The total number of securities in an unrealized loss position was 63 and 81 at March 31, 2017 and December 31, 2016, respectively. The Company held 357 and 360 total securities at March 31, 2017 and December 31, 2016, respectively.

The fair value, gross unrealized losses, the portion of OTTI recognized in other comprehensive income (“OCI”) and the number of securities with fair value declining below amortized cost by greater than 20% and 40% (continuous unrealized loss position) were as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Estimated	Gross		Estimated	Gross
	Fair	Unrealized	Number of	Fair	Unrealized	Number of
	Value	Losses/OTTI (a)	Securities	Value	Losses/OTTI (a)	Securities
Decline 20% - 40%
Greater than one year	$1,423	$(566)	1	$1,375	$(614)	1
Total	$1,423	$(566)	1	$1,375	$(614)	1

Unrealized gains (losses) incurred during the first three months of 2017 and twelve months of 2016 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. For fixed maturity AFS securities, the Company does not intend to sell them, nor is it more likely than not that the Company will be required to sell them before the recovery of its amortized cost basis, and the Company expects to recover the entire cost basis of the debt securities. In making the other-than-temporary impairment assessment, the Company also considered all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. Therefore, the Company determined that these fixed maturity AFS securities were not other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
Assets
Fixed maturity AFS securities	$109,047	$103,250
Equity AFS securities	1,941	1,287
Cash flow hedges	(816)	(1,224)
Value of business acquired	(27,501)	(26,630)
	$82,671	$76,683
Liabilities
Income taxes - deferred	$(21,333)	$(21,333)
Stockholder's Equity
Accumulated other comprehensive income, net of taxes	$61,338	$55,350

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were $62 in prepayment premiums collected during the three months ended March 31, 2017. There were no prepayment premiums collected for the three months ended March 31, 2016. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At March 31, 2017 and December 31, 2016, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at March 31, 2017 and December 31, 2016 was $124,725 and $115,020, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at March 31, 2017 and December 31, 2016. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss).

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Pennsylvania, Florida, California, Missouri, Washington, Texas, Georgia, Virginia, Wisconsin, Utah, Minnesota, New Hampshire, Oregon and Tennessee which account for approximately 90% of mortgage loans at March 31, 2017.

The credit quality of commercial mortgage loans at March 31, 2017 and December 31, 2016, was as follows:

	March 31,	December 31,
Commercial	2017	2016
AAA - AA	$35,970	$43,047
A	71,482	55,269
BBB	14,934	17,970
Total mortgage loans on real estate	$122,386	$116,286
Less: allowance for credit losses	(81)	(78)

Total mortgage loans on real estate, net	$122,305	$116,208

The credit quality of the commercial mortgage loans was determined based on an internal credit rating model that assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P GRS ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, an adequate allowance for credit losses has been established to cover those risks.

Securities Lending

The following table provides a summary of the securities lending program at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Payables for collateral under securities loaned	$46,597	$199,412
Amortized cost of securities out on loan	41,375	166,942
Estimated fair value of securities out on loan	45,300	194,996

Reverse Repurchase Agreements

The following table provides a summary of the dollar roll reverse repurchase agreements at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Payables for reverse repurchase agreements	$19,791	$46,637
Amortized cost of securities pledged	20,009	47,021
Estimated fair value of securities pledged	19,905	46,401

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$19,905	$19,905
Total	$-	$19,905	$19,905

Securities lending transactions
U.S. Treasury and agency securities	$16,413	$-	$16,413
Corporate securities	28,853	-	28,853
Equity securities-banking	34	-	34
Total	$45,300	$-	$45,300
Total Borrowings	$45,300	$19,905	$65,205

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$66,388

	December 31, 2016
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	-	$46,401	$46,401
Total	$-	$46,401	$46,401

Securities lending transactions
U.S. Treasury and agency securities	$144,705	$-	$144,705
Corporate securities	40,774	-	40,774
Equity securities-banking	9,517	-	9,517
Total	$194,996	$-	$194,996
Total Borrowings	$194,996	$46,401	$241,397

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,049

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at March 31, 2017 and December 31, 2016:

	Notional		Fair Value
	March 31,	December 31,	March 31,	December 31,
Derivative Type	2017	2016	2017	2016
Non-qualifying hedges
Short futures	$5,423	$25,157	$-	$-
Long futures	52,168	55,071	-	-
Interest rate swaps	251,000	251,000	(3,429)	(2,799)
Variance swaps	540	540	(3,464)	(1,835)
Total return swaps	800,910	1,405,253	(8,154)	(16,487)
Options	2,002,850	2,002,850	7,616	24,525
Credit default swaps	230,000	210,000	5,783	1,311
Total non-qualifying hedges	$3,342,891	$3,949,871	$(1,648)	$4,715
Cash flow hedges
Interest rate swaps	$49,883	$49,883	$(2,840)	$(3,002)
Total cash flow hedges	$49,883	$49,883	$(2,840)	$(3,002)
Derivative Total	$3,392,774	$3,999,755	$(4,488)	$1,713

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss) for the three months ended March 31, 2017 and 2016:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended
	March 31,
Derivative Type	2017	2016
Short futures	$(724)	$(1,304)
Long futures	255	3,853
Variance swaps	(1,629)	(637)
Total return swaps	(4,902)	(6,043)
Options	(16,909)	(1,451)
Interest rate swaps	(629)	8,692
Credit default swaps	310	261
Total	$(24,228)	$3,371

The following tables present the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at March 31, 2017 and December 31, 2016:

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	March 31, 2017
Credit default swaps
Corporate debt	$120,000	AA-A	June 2017-December 2021
Sovereign debt	110,000	AA-A	June 2017-December 2021
Credit default swaps total	$230,000

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2016
Credit default swaps
Corporate debt	$120,000	A	June 2017-December 2020
Sovereign debt	90,000	AA-A	June 2017-December 2021
Credit default swaps total	$210,000

The following tables present the components of the gains (losses) on derivatives that qualify as cash flow hedges for the three months ended March 31, 2017 and 2016:

	Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)
	Three Months Ended
	March 31,
	2017	2016
Interest rate swaps	$408	$(1,347)
Total	$408	$(1,347)

	Net Realized Gains (Losses) Recognized
	in Income on Derivatives (Ineffective Portion)
	Three Months Ended
	March 31,
	2017	2016
Interest rate swaps	$1	$1
Total	$1	$1

	Gains (Losses) Reclassified from
	AOCI into Net Investment Income (Effective Portion)
	Three Months Ended
	March 31,
	2017	2016
Interest rate swaps	$(247)	$197
Total	$(247)	$197

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2017, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are ($988). This expectation is based on the anticipated interest payments on the hedged investments in Treasury Inflation Protection Securities (“TIPS”) that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $5,356 and $5,276 at March 31, 2017 and December 31, 2016, respectively.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following table presents the offsetting of derivative assets and liabilities at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$19,735	$20,794	$37,344	$32,832
OTC - Cleared	1,808	5,237	1,678	4,477
Total gross estimated fair value of derivatives	$21,543	$26,031	$39,022	$37,309
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(13,743)	$(13,743)	$(18,014)	$(18,014)
OTC - Cleared	(1,808)	(1,808)	(1,678)	(1,678)
Cash collateral: (2), (3)
OTC - Bilateral	(3,383)	-	(2,804)	-
OTC - Cleared	-	(3,429)	-	(2,452)
Estimated fair value of derivatives presented on the Balance Sheets	$2,609	$7,051	$16,526	$15,165
Gross amounts not offset on the Balance Sheets:
Securities collateral: (4)
OTC - Bilateral	$(2,557)	$(5,092)	$(15,222)	$(14,249)
Net amount after application of master netting agreements and collateral	$52	$1,959	$1,304	$916

(1)	Estimated fair value of derivatives is limited to the amount that is subject to set-off.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for over-the-counter ("OTC") OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or fixed maturity securities, and the obligation to return it, beyond what is already being setoff, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At March 31, 2017, the Company received $537 of excess cash collateral. The Company had no excess cash collateral received from counterparties at December 31, 2016

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being setoff, is included in other assets. The amount reported in the table above does not include initial margin on Exchange-Traded and OTC-Cleared derivatives. At March 31, 2017, the Company provided excess cash collateral of $178, which is not included in the table above due to the foregoing limitation. At December 31, 2016, the Company had no excess cash collateral provided to counterparties.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $2,320 and $395, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $1,730 and $1,878, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2017 and December 31, 2016, the Company also provided securities initial margin with an estimated fair value of $11,324 and $11,291, respectively, for its OTC-Cleared derivatives, which are not included in the table above.

There were no other derivative assets or liabilities at March 31, 2017 and December 31, 2016 that were subject to offsetting.

Net Investment Income (Loss)

Net investment income (loss) by source for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
Net investment income (loss)	2017	2016
Fixed maturity AFS securities	$15,464	$17,366
Equity AFS securities	418	465
Limited partnerships	1,664	(2,540)
Mortgage loans on real estate	1,463	1,203
Policy loans on insurance contracts	8,220	8,608
Derivatives	1,590	1,912
Cash and cash equivalents	274	451
Other	73	107
Gross investment income	$29,166	$27,572
Less investment expenses	(1,222)	(1,120)
Net investment income (loss)	$27,944	$26,452

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Proceeds	$53,703	$101,543
Gross realized investment gains	593	3,879
Gross realized investment losses	(516)	(276)

Proceeds on AFS securities sold at a realized loss	53,703	7,915

Net realized investment gains (losses) for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Fixed maturity AFS securities	$77	$(273)
Equity AFS securities	-	207
Mortgage loans on real estate	58	(9)
Adjustment related to value of business acquired	(104)	(59)
Net realized investment gains (losses)	$31	$(134)

 .

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Balance at beginning of period	$(2,040)	$(935)
Additional credit loss impairments recognized in the current period on securities previously impaired through OCI	-	121
Accretion of credit loss impairments previously recognized	(366)	(1,226)
Balance at end of period	$(2,406)	$(2,040)

The components of OTTI reflected in the Statements of Income (Loss) for the three months ended March 31, 2017 and 2016 were as follows:

Three Months Ended March 31, 2017
		Net	Net OTTI
	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized
	Securities	in OCI	in Income
Gross OTTI losses	$-	$-	$-
Net OTTI losses	$-	$-	$-

Three Months Ended March 31, 2016
		Net	Net OTTI
	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized
	Securities	in OCI	in Income
Gross OTTI losses	$3,669	$-	$3,669
Net OTTI losses	$3,669	$-	$3,669

Note 4.  Value of Business Acquired (“VOBA”) and Deferred Acquisition Costs (“DAC”)

VOBA

The change in the carrying amount of VOBA for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
Amortization expense	$(2,227)	$(5,371)
Unlocking	(137)	(9)
Adjustment related to realized (gains) losses on investments	(104)	(59)
Adjustment related to unrealized (gains) losses and OTTI on investments	(871)	(5,098)
Change in VOBA carrying amount	$(3,339)	$(10,537)

DAC

The change in the carrying amount of DAC for the three months ended March 31, 2017 and 2016 was as follows:

	Three Months Ended
	March 31,
	2017	2016
Capitalization	$10	$3
Accretion (amortization) expense	(967)	(932)
Unlocking	(166)	(10)
Change in DAC carrying amount	$(1,123)	$(939)

For a complete discussion of the Company’s accounting policies, refer to the 2016 Annual Report on Form 10-K.

Note 5.  Variable Contracts Containing Guaranteed Benefits

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

The Company records liabilities for contracts containing a GMDB, GMIB and GMWB as a component of future policy benefits on the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income (Loss).

The changes in the variable annuity GMDB, GMIB and GMWB liabilities for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
GMDB	2017	2016
Guaranteed benefits incurred	$5,969	$6,380
Guaranteed benefits paid	(4,634)	(6,114)
Unlocking	(13,657)	7,471
Total	$(12,322)	$7,737

	Three Months Ended
	March 31,
GMIB	2017	2016
Guaranteed benefits incurred	$3,061	$3,236
Guaranteed benefits paid	(1,294)	(98)
Unlocking	(13,105)	7,091
Total	$(11,338)	$10,229

	Three Months Ended
	March 31,
GMWB	2017	2016
Guaranteed benefits incurred	$-	$-
Guaranteed benefits paid	-	-
Change in fair value reserves	(6,748)	13,446
Total	$(6,748)	$13,446

Note 6.  Income Taxes

The effective tax rate was not meaningful for the three months ended March 31, 2017 or 2016. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of dividend received deductions (“DRD”) on the Separate Accounts, the valuation allowance on net operating loss (“NOL”) carryforwards and unrecognized tax benefits.

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

The income tax expense (benefit) for the three months ended March 31, 2017 and 2016 was $575 and $0.

The income tax asset (liability) consists of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Current federal income tax asset (liability)	$-	$-
Current state income tax asset (liability)	1	1
Deferred federal income tax asset (liability)	-	-
Deferred state income tax asset (liability)	-	575
Net income tax asset (liability)	$1	$576

At March 31, 2017 and December 31, 2016, the Company had a tax valuation allowance for deferred tax assets of $145,235 and $154,440, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn't be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $4,391 (gross $12,547), that should not be recognized at March 31, 2017 and December 31, 2016, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2015 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

During the fourth quarter of 2016, the Company modified its calculation of dividends that are eligible for the DRD. This resulted in recording a permanent tax benefit of $7,391 in the Company’s 2016 financial statements for years 2011-2015. This has been treated as a change in estimate.

The components of the change in the unrecognized tax benefits were as follows at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Balance at beginning of period	$4,391	$3,404
Additions for tax positions of prior years	-	987
Balance at end of period	$4,391	$4,391

At March 31, 2017 and December 31, 2016, the Company had a NOL carry forward for federal income tax purposes of $583,013 (net of the ASC 740 reduction of $12,547) and $627,860 (net of the ASC 740 reduction of $12,547), respectively, with a carry forward period of fifteen years that expires at various dates between 2023 and 2031. At both March 31, 2017 and December 31, 2016, the Company had a capital loss carry forward of $84 for federal income tax purposes with a carry forward period of five years that will expire in 2018. At March 31, 2017 and December 31, 2016, the Company had a foreign tax credit carry forward of $9,943 and $9,776, respectively, with a carry forward period of ten years that will expire at various dates up to 2027. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4,216 at both March 31, 2017 and December 31, 2016, with an indefinite carry forward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its financial statements for the three months ended March 31, 2017 and 2016. The Company recognized interest expense (income) of $37 and $45 for the three months ended March 31, 2017 and 2016, respectively. The total interest payable balance at March 31, 2017 and December 31, 2016 was $199 and $161, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. For the three months ended March 31, 2017 and year ended December 31, 2016, the Company recognized capital contributions from (distributions to) TA Corp in connection with the tax allocation agreement in the amount of ($13,400) and ($13,381), respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

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

Note 7.  Accumulated Other Comprehensive Income

The changes in AOCI by component for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$104,538	$(1,225)	$(47,963)	$55,350
OCI before reclassifications	5,919	161	(871)	5,209
Amounts reclassified from AOCI	532	247	-	779
Net current period OCI	$6,451	$408	$(871)	$5,988
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	6,451	408	(871)	5,988
Ending balance, net of taxes	$110,989	$(817)	$(48,834)	$61,338

	Three Months Ended March 31, 2016
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591
OCI before reclassifications	44,320	(1,150)	(5,098)	38,072
Amounts reclassified from AOCI	1,869	(197)	-	1,672
Net current period OCI	$46,189	$(1,347)	$(5,098)	$39,744
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	46,189	(1,347)	(5,098)	39,744
Ending balance, net of taxes	$141,722	$2,855	$(48,242)	$96,335

The reclassifications out of AOCI for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(532)	Net realized investment gains (losses)
		Portion of OTTI previously recognized
	-	in OCI
	$(532)	Total

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(247)	Net investment income
	$(247)	Total
Total amounts reclassified from AOCI	$(779)

	Three Months Ended March 31, 2016
AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$1,800	Net realized investment gains (losses)

	(3,669)	Portion of OTTI previously recognized in OCI
	$(1,869)	Total

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$197	Net investment income
	$197	Total
Total amounts reclassified from AOCI	$(1,672)

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

The Company's statutory net income (loss) for the three months ended March 31, 2017 and 2016 was $51,392 and ($61,541), respectively. Statutory capital and surplus at March 31, 2017 and December 31, 2016 was $738,178 and $696,073, respectively.

For the three months ended March 31, 2016 and 2017, the Company did not pay a dividend. For the three months ended March 31, 2017, the Company paid a $13,440 return of capital to TA Corp. For the three months ended March 31, 2016, the Company paid a $30,489 return of capital to TA Corp.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. At March 31, 2017, the Company had a reinsurance receivable of $330 and reinsurance payable of $200. At December 31, 2016, the Company had a net reinsurance receivable of $166 and reinsurance payable of $203. The Company did not have a reinsurance reserve at March 31, 2017 and December 31, 2016.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. The account values for variable annuity contracts containing GMIB provisions that were reinsured was 34% at both March 31, 2017 and December 31, 2016. The account values for variable annuity contracts containing GMDB provisions that were reinsured were 4% at both March 31, 2017 and December 31, 2016.

Note 10.  Related Party Transactions

At March 31, 2017, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to the services rendered. During the three months ended March 31, 2017 and 2016, the Company incurred $2,707 and $2,414, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company was party to intercompany short-term note receivable arrangements with its parent and affiliates at various times during the prior year. At March 31, 2017, there was no outstanding intercompany short term notes receivable. At March 31, 2016, there was an intercompany short-term note receivable with the Parent for $25,000 with an interest rate of 0.36%. This note was repaid by the Parent in the second quarter of 2016. During the three months ended March 31, 2017 and 2016, the Company accrued and/or received $0 and $17 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2017 and 2016, the Company incurred $51 and $42, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2017 and 2016, the Company incurred $491 and $493, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2017 and 2016, the Company incurred $5,558 and $6,152, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three months ended March 31, 2017 and 2016, the Company incurred $79 and $76, respectively, in expenses under this agreement. Charges attributable to these agreements are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three months ended March 31, 2017 and 2016, the Company received $600 and $491, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
	March 31,
	2017	2016
Investments purchased from related parties:
Limited partnerships	$-	$10,000
Investments sold to related parties:
Fixed maturity AFS securities	$-	$62,859

While management believes that the service agreements referenced above are calculated on a reasonable basis, they may not necessarily be indicative of the costs that would have been incurred with an unrelated third party. Related party agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11.  Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At both March 31, 2017 and December 31, 2016, the Company’s estimated liability for future guaranty fund assessments was $140. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In addition, the Company has a receivable for future premium tax deductions of $4,012 at both March 31, 2017 and December 31, 2016, respectively.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings, other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at March 31, 2017. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at March 31, 2017, no such disclosures were considered necessary.

Note 12.  Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the three months ended March 31, 2017 and 2016:

		Life
Three months ended March 31, 2017	Annuity	Insurance	Total
Policy charge revenue	$24,011	$13,465	$37,476
Net Investment income (loss)	14,230	13,714	27,944
Net realized investment gains (losses)	(198)	229	31
Derivative gains (losses)	(24,228)	-	(24,228)
Total Revenue	$13,815	$27,408	$41,223

Interest credited to policyholder liabilities	$1,686	$11,297	$12,983
Policy benefits (net of reinsurance recoveries)	(16,121)	6,631	(9,490)
Amortization (accretion) of DAC	1,132	-	1,132
Amortization (accretion) of VOBA	1,623	741	2,364
Insurance, general and administrative expenses	8,123	720	8,843
Total Expenses	$(3,557)	$19,389	$15,832

Income (Loss) before taxes	$17,372	$8,019	$25,391
Income tax expense (benefit)	393	182	575
Net income (loss)	$16,979	7,837	$24,816

Three months ended March 31, 2016
Policy charge revenue	$23,722	$13,317	$37,039
Net Investment income (loss)	12,018	14,434	26,452
Net realized investment gains (losses)	(222)	88	(134)
Derivative gains (losses)	3,355	16	3,371
Total Revenue	$38,873	$27,855	$66,728

Interest credited to policyholder liabilities	$2,172	$11,858	$14,030
Policy benefits (net of reinsurance recoveries)	28,653	14,401	43,054
Amortization (accretion) of DAC	942	-	942
Amortization (accretion) of VOBA	1,733	3,647	5,380
Insurance, general and administrative expenses	9,157	769	9,926
Total Expenses	$42,657	$30,675	$73,332

Income (Loss) before taxes	$(3,784)	$(2,820)	$(6,604)
Income tax expense (benefit)	1,277	(1,277)	-
Net income (loss)	$(5,061)	(1,543)	$(6,604)

Item 2. Management's Narrative Analysis of Results of Operations

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein. For a complete discussion of the Company’s accounting policies and management estimates, refer to the 2016 Annual Report on Form 10-K

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. Certain statements in this report may be considered forward-looking, including those about management expectations, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “should,” “believe,” “estimate,” “intend,” “may,” “predict,” “continue,” “forecast,” “will,” “would,” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control of the Company, which affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and other risks and uncertainties detailed in “Part I – Item 1A, Risk Factors” and “Part II – Item 7 Management’s Narrative Analysis of Results of Operations – Forward Looking Statements” in the Company’s 2016 Annual Report on Form 10-K.

The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made except as otherwise may be required by the federal securities laws. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak to Company expectations only as of the dates on which they are made. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should consult further disclosures the Company may make in future filings of its Quarterly Reports and Current Reports on Form 8K.

Business

TALIC (the “Registrant,” the “Company,” “we,” “our,” or “us”) is a wholly owned subsidiary of TA Corp, which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is a life insurance company that conducts its business primarily in the annuity markets and, to a lesser extent, in the life insurance markets of the financial services industry. While the Company is no longer issuing new life insurance, variable annuity or market value adjusted annuity products, it continues to service this closed block of business which is organized into two segments: Annuity and Life Insurance.

The Annuity segment administers variable and fixed annuity products. The variable annuity products include various guaranteed benefits. These include GMDB, GMIB and GMWB along with fixed contingent annuities sometimes referred to as a contingent deferred annuity (“CDA”) that includes a SALB. A SALB is essentially a guaranteed lifetime withdrawal benefit that exists independently and is applied to mutual funds and exchange—traded funds. Existing certificate owners of the CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts. Revenue earned on annuity products, including CDAs, is primarily fees driven from market movements and net asset flows.

The Life Insurance segment administers variable life and interest sensitive whole life insurance policies. These policies provide for life insurance death benefits and accumulation of cash value. Interest sensitive life policies provide a minimum guaranteed rate for accumulation of cash value and a guaranteed death benefit. Certain variable life insurance policies may contain a guaranteed minimum death benefit that may last until maturity of the contract. Funds contained in our variable life contracts are invested in the Separate Accounts, which offer various bond and equity investment options. Revenue on interest sensitive whole life insurance policies is generated from monthly deductions for cost of insurance (“COI”) and expense charges as well as investment spreads. Revenue on variable life policies is generated from fees on the Separate Accounts as well as monthly deductions for expenses and COI.

The Registrant files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). As soon as reasonably practicable after the Registrant electronically makes these filings and any amendments to these filings, with, or furnishes them to, the SEC, we make them available through the Transamerica website at www.transamerica.com. Click first on “About Us,” click next on “Who We Are – Financial Strength” and then click on “Transamerica Advisors Life Insurance Company” on the Financial Strength page. Any materials we file with the SEC are also publicly available through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Business Environment

The Company is a life insurance company that conducts its business primarily in the annuity markets and, to a lesser extent, in the life insurance markets of the financial services industry.  The Company’s gross earnings are principally derived from two sources:

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

Equity Market Performance

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended March 31, 2017, the Dow, NASDAQ and S&P ended with increases of 5%, 9% and 6%, from December 31, 2016, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 71% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2017. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2017, the average variable Separate Account balances increased $0.13 billion (or 2%) to $5.7 billion as compared to the same period in 2016 due to improved equity market conditions, which resulted in an increase in related fees of $0.6 million.

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended
	March 31,
	2017	2016
Medium-term interest rate yield (a)	1.41%	0.84%

Increase (decrease) in medium-term interest rates (b)	8	(31)
Credit spreads (in basis points) (c)	96	149
Expanding (contracting) of credit spreads (b)	(12)	4

Increase (decrease) on market valuations (in millions) of AFS investment securities (d)	$6.5	$46.2
Net change in market valuations	$6.5	$46.2

(a)	The Company defines medium term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	Represents the increase (decrease) between current year and prior year end (in basis points).
(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
(d)	The decline in the current year value compared to the previous year was driven primarily by the rise in the yield curve and tightening credit spreads.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and such differences could have a material impact on the financial statements. See Item 7, Critical Accounting Policies and Estimates, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a complete discussion of the Company’s Critical Accounting Policies and Estimates.

Financial Condition

At March 31, 2017, the Company’s total assets were $8.5 billion or $0.2 billion less than the $8.7 billion in assets at December 31, 2016. Assets excluding Separate Accounts assets decreased $219.1 million to $2.8 billion during the first quarter of 2017. The change in total assets was due to a decline in cash and cash equivalents and general fund investment assets supporting policyholder liabilities and reserves, offset by an increase in Separate Accounts assets.

Separate Accounts Assets

Separate Accounts assets, which represent 67% of total assets, increased $63.7 million to $5.7 billion at March 31, 2017. This was primarily due to growth in account asset values as a result of favorable investment performance of $252.6, offset by policyholder withdrawals and surrenders of $158.2 million, driven by mortality and policyholder behavior as shown in the table below:

	Three Months Ended
	March 31,
(dollars in millions)	2017	2016
Investment performance	$252.6	$(19.8)
Deposits (including internal exchanges)	2.8	0.3
Policy fees and charges	(33.5)	(34.1)
Surrenders, benefits and withdrawals	(158.2)	(133.1)
Net change	$63.7	$(186.7)

Cash and Cash Equivalents

The balance of cash and cash equivalents decreased $160.1 million from December 31, 2016 to March 31, 2017. This was primarily driven by lower securities lending activity during the period and the corresponding reduction of cash collateral related to this program.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances decreased by $17.4 million during the first quarter of 2017 due to death benefits, withdrawals and surrenders of $28.6 million, offset by interest credited to policyholders of $11.2 million.

Future Policy Benefits

Future policy benefits includes reserves established to cover insurance risk associated with the Company’s benefit guarantee provisions for GMDB and GMIB products and liabilities related to the Company’s GMWB and SALB contract provisions recorded at fair value.

During the first quarter of 2017, future policy benefits decreased $30.0 million primarily due to favorable unlocking adjustments of $33.4 million resulting from higher than expected equity returns and positive market performance. This was slightly offset by a $3.4 million increase to the liability balance to reflect current mortality experience.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate. The Company’s fixed maturity securities portfolio consists primarily of publicly traded securities with only a minor portion comprised of private placement securities. At March 31, 2017 and December 31, 2016, approximately $105.1 million (or 7.0%) and $107.0 million (or 7.0%), respectively, of the fixed maturity and equity securities portfolio consisted of private placement securities.

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2017 and December 31, 2016 were:

	March 31, 2017
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$237.2	$17.1	$(0.3)	$254.0	17%
Industrial	528.0	35.1	(2.3)	560.8	37
Utility	73.1	4.9	(0.1)	77.9	5
Asset-backed securities
Structured settlements	8.1	-	(0.3)	7.8	1
Autos	14.9	0.2	-	15.1	1
Timeshare	3.3	-	-	3.3	-
Other	23.4	-	(0.2)	23.2	2
Commercial mortgage-backed securities - non agency backed	73.4	1.7	(0.5)	74.6	5
Residential mortgage-backed securities
Agency backed	26.1	0.3	(0.1)	26.3	2
Non agency backed	38.2	4.0	(0.1)	42.1	3
Municipals - tax exempt	0.9	-	-	0.9	-
Government and government agencies
United States	303.6	48.1	-	351.7	23
Foreign	24.2	1.5	-	25.7	2
Total fixed maturity AFS securities	$1,354.4	$112.9	$(3.9)	$1,463.4	98%

Equity AFS securities
Banking securities	$25.5	$2.0	$(0.1)	$27.4	2%
Industrial securities	5.8	-	-	5.8	-
Total equity AFS securities	$31.3	$2.0	$(0.1)	$33.2	2%
Total fixed maturity and equity AFS securities	$1,385.7	$114.9	$(4.0)	$1,496.6	100%

	December 31, 2016
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$239.8	$16.7	$(0.5)	$256.0	17%
Industrial	546.1	34.8	(2.7)	578.2	38
Utility	73.2	4.9	(0.4)	77.7	5
Asset-backed securities
Structured settlements	8.2	-	(0.5)	7.7	1
Autos	27.1	-	-	27.1	2
Timeshare	0.7	-	-	0.7	-
Other	17.4	-	(0.4)	17.0	1
Commercial mortgage-backed securities - non agency backed	75.4	1.7	(0.6)	76.5	5
Residential mortgage-backed securities
Agency backed	53.7	0.4	(0.6)	53.5	4
Non agency backed	39.2	3.6	(0.1)	42.7	3
Municipals - tax exempt	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	295.6	45.8	-	341.4	22
Foreign	6.5	1.2	-	7.7	1
Total fixed maturity AFS securities	$1,383.8	$109.1	$(5.9)	$1,487.0	99%

Equity AFS securities
Banking securities	$25.5	$1.7	$(0.4)	$26.8	1%
Industrial securities	5.8	-	-	5.8	-
Total equity AFS securities	$31.3	$1.7	$(0.4)	$32.6	1%
Total fixed maturity and equity AFS securities	$1,415.1	$110.8	$(6.3)	$1,519.6	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (ABS, RMBS, and CMBS), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at March 31, 2017. Only three issuers represent more than 5% of the total unrealized loss position. Of the three, two are Investment Grade Corp Non-Convertible holdings with $0.5 million of unrealized loss and one is a High Yield Corp Non-Convertible holding with $0.6 million of unrealized loss.

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy (“CNLP”), which uses a composite rating from the main rating agencies (S&P Global Rating Services (“S&P GRS”), Moody’s Investors Service, and Fitch Ratings (“Fitch”)).  The rating used is the lower of the composite rating and the Company’s Internal Rating. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P GRS’s BBB- or higher (or similar rating agency). At March 31, 2017 and December 31, 2016, approximately $68.6 million (or 4.7%) and $65.7 million (or 4.4%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities.  The Company closely monitors such investments.

Unrealized gains (losses) incurred during 2017 and 2016 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads.  If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value.  If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows.  As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities are as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months:
Corporate Securities
Financial Services	$8.5	$8.7	$(0.2)
Industrial	35.1	36.3	(1.2)
Utility	6.0	6.1	(0.1)
Asset-backed securities
Structured Settlements	6.9	7.1	(0.2)
Other	12.4	12.5	(0.1)
Commercial mortgage-backed securities - non agency backed	27.3	27.8	(0.5)
Residential mortgage-backed securities agency backed	19.9	20.0	(0.1)
Government and government agencies
United States	10.6	10.6	-
Foreign	3.8	3.8	-
Total fixed maturity and equity securities	$130.5	$132.9	$(2.4)
Greater than six months but less than or equal to one year:
Asset-backed securities
Structured Settlements	$0.9	$1.0	$(0.1)
Autos	2.0	2.0	-
Commercial mortgage-backed securities - non agency backed	0.8	0.8	-
Total fixed maturity and equity securities	$3.7	$3.8	$(0.1)
Greater than one year:
Corporate Securities
Industrial	$6.2	$6.5	$(0.3)
Utility	3.3	3.3	-
Asset-backed securities
Other	7.8	7.9	(0.1)
Timeshare	0.3	0.3	-
Total fixed maturity and equity securities	$17.6	$18.0	$(0.4)
Total of all investment grade AFS securities
Total fixed maturity securities
Corporate Securities
Financial Services	$8.5	$8.7	$(0.2)
Industrial	41.3	42.8	(1.5)
Utility	9.3	9.4	(0.1)
Asset-backed securities
Structured Settlements	7.8	8.1	(0.3)
Other	20.2	20.4	(0.2)
Autos	2.0	2.0	-
Timeshare	0.3	0.3	-
Commercial mortgage-backed securities - non agency backed	28.1	28.6	(0.5)
Residential mortgage-backed securities - agency backed	19.9	20.0	(0.1)
Government and government agencies
United States	10.6	10.6	-
Foreign	3.8	3.8	-
Total investment grade AFS securities	$151.8	$154.7	$(2.9)

Total number of securities in a continuous unrealized loss position			54

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$13.2	$13.6	$(0.4)
Industrial	37.3	38.4	(1.1)
Utility	6.0	6.1	(0.1)
Asset-backed securities
Structured Settlements	6.9	7.2	(0.3)
Other	8.4	8.5	(0.1)
Autos	15.1	15.1	-
Timeshare	0.4	0.4	-
Commercial mortgage-backed securities - non agency backed	30.7	31.3	(0.6)
Residential mortgage-backed securities - agency backed	46.4	47.0	(0.6)
Equity Securities - banking securities	8.2	8.5	(0.3)
Total fixed maturity and equity securities	$172.6	$176.1	$(3.5)
Greater than six months but less than or equal to one year
Corporate Securities
Financial Services	$1.4	$1.5	$(0.1)
Utility	3.1	3.4	(0.3)
Asset-backed securities
Structured Settlements	0.9	1.0	(0.1)
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Total fixed maturity and equity securities	$6.4	$6.9	$(0.5)
Greater than one year
Corporate Securities
Industrial	$11.9	$12.4	$(0.5)
Asset-backed securities
Other	7.7	7.9	(0.2)
Timeshare	0.3	0.3	-
Total investment grade AFS securities	$19.9	$20.6	$(0.7)

Total of all investment grade AFS securities
Corporate Securities
Financial services	$14.6	$15.1	$(0.5)
Industrial	49.2	50.8	(1.6)
Utility	9.1	9.5	(0.4)
Asset-backed securities
Structured Settlements	7.8	8.2	(0.4)
Other	16.1	16.4	(0.3)
Auto	15.1	15.1	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	31.7	32.3	(0.6)
Residential mortgage-backed securities - agency backed	46.4	47.0	(0.6)
Equity securities-banking securities	8.2	8.5	(0.3)
Total investment grade AFS securities	$198.9	$203.6	$(4.7)

Total number of securities in a continuous unrealized loss position			66

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows at March 31, 2017 and December 31, 2016:

	March 31, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months:
Corporate Securities
Industrial	$0.8	$0.9	$(0.1)
Total fixed maturity and equity securities	$0.8	$0.9	$(0.1)
Greater than six months but less than or equal to one year:
Total fixed maturity and equity securities	$-	$-	$-
Greater than one year:
Corporate Securities
Financial Services	$0.8	$0.8	$-
Industrial	6.9	7.7	(0.8)
Residential mortgage-backed securities - non agency backed	2.2	2.3	(0.1)
Municipals - tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.7	1.8	(0.1)
Total fixed maturity and equity securities	$12.5	$13.5	$(1.0)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$0.8	$0.8	$-
Industrial	7.7	8.6	(0.9)
Residential mortgage-backed securities - non agency backed	2.2	2.3	(0.1)
Municipals - tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.7	1.8	(0.1)
Total below investment grade AFS securities	$13.3	$14.4	$(1.1)

Total number of securities in a continuous unrealized loss position			9

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months:
Corporate Securities
Industrial	$8.5	$8.6	$(0.1)
Residential mortgage-backed securities - non agency backed	8.6	8.7	(0.1)
Total fixed maturity and equity securities	$17.1	$17.3	$(0.2)
Greater than six months but less than or equal to one year:
Residential mortgage-backed securities - non agency backed	0.2	0.2	-
Total fixed maturity and equity securities	$0.2	$0.2	$-
Greater than one year:
Corporate Securities
Financial Services	0.9	$1.0	$(0.1)
Industrial	6.7	7.7	(1.0)
Residential mortgage-backed securities - non agency backed	2.1	2.2	(0.1)
Municipals - tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.6	1.8	(0.2)
Total fixed maturity and equity securities	$12.2	$13.6	$(1.4)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$0.9	$1.0	$(0.1)
Industrial	15.2	16.3	(1.1)
Residential mortgage-backed securities - non agency backed	10.9	11.1	(0.2)
Municipals - tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.6	1.8	(0.2)
Total below investment grade AFS securities	$29.5	$31.1	$(1.6)

Total number of securities in a continuous unrealized loss position			15

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Gross unrealized losses and OTTI on below investment grade AFS securities represented 28% and 32% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2017 and December 31, 2016, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2017.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows at March 31, 2017 and December 31, 2016:

		March 31, 2017
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)

Less than or equal to six months	70% to 100%	$0.8	$0.9	$(0.1)
		0.8	0.9	(0.1)

Greater than six months but less than or equal to one year	70% to 100%	$-	$-	$-
		-	-	-

Greater than one year	70% to 100%	$12.5	$13.5	$(1.0)
		12.5	13.5	(1.0)
Total		$13.3	$14.4	$(1.1)

		December 31, 2016
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)

Less than or equal to six months	70% to 100%	$17.0	$17.2	$(0.2)
		17.0	17.2	(0.2)

Greater than six months but less than or equal to one year	70% to 100%	$0.2	$0.2	$-
		0.2	0.2	-

Greater than one year	70% to 100%	$10.8	$11.6	$(0.8)
	40% to 70%	1.4	2.0	(0.6)
		12.2	13.6	(1.4)
Total		$29.4	$31.0	$(1.6)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives

The $178.8 million decrease in the payables for collateral under securities loaned, reverse repurchase agreements and derivatives balance from December 31, 2016 to March 31, 2017 was driven by a reduction in the securities lending program of $152.8 million and a reduction in dollar roll reverse repurchase agreements of $26.8 million, which are the only type of reverse repurchase agreements the Company enters into at this time. The level of securities lending activity is expected to increase in future quarters as new securities lending agreements are put into place.

While maintaining a strong liquidity position, dollar roll balances have decreased slightly during the quarter due to increased liquidity needs.  Dollar roll agreements allow the Company to earn a qualified yield while maintaining a strong liquidity position.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2017 and December 31, 2016, the Company’s assets included $1.4 billion and $1.6 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the three months ended March 31, 2017 and 2016, the Company paid a $13.4 million and $30.5 million return of capital to TA Corp, respectively. For the three months ended March 31, 2017 and 2016, the Company did not pay a dividend to TA Corp.

Ratings

Ratings are an important factor in establishing the competitive position in the insurance and financial services marketplace. Rating agencies rate insurance companies based on financial strength and the ability to pay claims, factors more relevant to contract holders than investors.

The financial strength rating scales of S&P GRS, A.M. Best Company (“A.M. Best”), and Fitch are characterized as follows:

•	S&P GRS – AAA to R
•	A.M. Best – A++ to S
•	Fitch – AAA to C

On May 5, 2017, A.M. Best affirmed the Company’s rating at A+, and revised the outlook from stable to negative.

The following table summarizes the Company’s ratings at May 12, 2017.

S&P GRS	AA-	(4th out of 21)
A.M. Best	A+	(2nd out of 16)
Fitch	A+	(5th out of 19)

A downgrade of our financial strength rating could affect our competitive position in the insurance industry as customers may select companies with higher financial strength ratings. These ratings are not a recommendation to buy or hold any of the Company’s securities and they may be revised or revoked at any time at the sole discretion of the rating organization.

Commitments and Contingencies

The following table summarizes the Company’s obligations to policyholders at March 31, 2017 related to the indicated accounts:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$170	$303	$263	$1,472	$2,208
Separate Accounts (a)	642	1,131	997	4,939	7,709
0	$812	$1,434	$1,260	$6,411	$9,917

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

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At both March 31, 2017 and December 31, 2016, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $4.0 million at both March 31, 2017 and December 31, 2016. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

For the three months ended March 31, 2017 and 2016, the Company recorded net income (loss) of $24.8 million and ($6.6) million, respectively. The increase in net earnings during 2017 as compared to 2016 was driven by lower policy benefits expense, partially offset by higher derivative losses.

Net derivative gains (losses) recorded in income for the three months ended March 31, 2017 and 2016 were ($24.2) million and $3.4 million. The following table provides the changes in net derivative gains (losses) by type:

	Three Months Ended
	March 31,
(dollars in millions)	2017	2016
Short futures	$(0.7)	$(1.3)
Long futures (a)	0.3	3.8
Variance swaps	(1.6)	(0.6)
Total return swaps (b)	(4.9)	(6.0)
Options (c)	(16.9)	(1.5)
Interest rate swaps (d)	(0.7)	8.7
Credit default swaps	0.3	0.3
Total net derivative gains (losses)	$(24.2)	$3.4

(a)

Long positions on bond futures contracts produced $0.3 million in realized gains as a result of fluctuations in the value of the underlying bonds, offset by impacts of the upward shift of the rate curve.

(b)	Short positions on equity-linked total return swaps resulted in losses of $4.9 million, driven by improving equity market performance and varying reset dates.
(c)	Put options resulted in losses of $16.9 million, driven by normal amortization losses of $8.2 million, and holding mark to market losses of $8.7 million due to improving global equity indices.
(d)	Receive fixed vanilla interest rate swaps generated $0.7 million in mark to market losses resulting from the upward shift of the rate curve.

For the three months ended March 31, 2017, the Company did not record OTTI in income. For the three months ended March 31, 2016, the Company recorded an OTTI in income of $3.6 million.

The following table provides the changes in policy benefits by type for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
(dollars in millions)	2017	2016
Annuity benefit unlocking	$(26.8)	$14.6
Annuity benefit expense	10.4	13.9
Amortization (accretion) of deferred sales inducements	0.3	0.2
Life insurance mortality expense	6.6	14.4
Total policy benefits	$(9.5)	$43.1

Policy benefits expense decreased $52.6 million, primarily driven by the favorable impact of reserve unlocking in 2017, resulting from positive equity returns, as compared to unfavorable unlocking in 2016, resulting from lower interest rates. In addition, both annuity benefit expense and life insurance mortality expense decreased in 2017 as compared to 2016, driven by lower claims experience.

Amortization of VOBA decreased $3.0 million from $5.4 million at March 31, 2016 to $2.4 million at March 31, 2017. The decrease was primarily driven by higher fund performance and the impact of higher interest rates, offset by an increase in amortization due to favorable mortality expense for the three months ended March 31, 2017, compared to the same period in 2016. There were no VOBA impairment charges for the three months ended March 31, 2017 and 2016.

For a complete discussion of the Company’s accounting policies related to VOBA, refer to the 2016 Annual Report on Form 10-K.

Segment Information

The Company’s operating results are categorized into two operating segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The accounting policies of the business segments are the same as those for the Company’s Financial Statements.

All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contributions to the Statement of Income (Loss) for the three months ended March 31, 2017 and 2016:

	Three months ended March 31, 2017	Three months ended March 31, 2016
Annuity
Policy charge revenue	$24.0	$23.7
Net Investment income (loss)	14.2	12.0
Net realized investment gains (losses)	(0.2)	(0.2)
Derivative gains (losses)	(24.2)	3.4
Total Revenue	$13.8	$38.9

Interest credited to policyholder liabilities	$1.7	$2.2
Policy benefits (net of reinsurance recoveries)	(16.1)	28.7
Amortization (accretion) of DAC	1.1	0.9
Amortization (accretion) of VOBA	1.6	1.7
Insurance, general and administrative expenses	8.1	9.2
Total Expenses	$(3.6)	$42.7

Income (Loss) before taxes	$17.4	$(3.8)
Income tax expense (benefit)	0.4	1.3
Net income (loss)	$17.0	$(5.1)

Life Insurance
Policy charge revenue	$13.5	$13.3
Net Investment income (loss)	13.7	14.5
Net realized investment gains (losses)	0.2	0.1
Derivative gains (losses)	-	-
Total Revenue	$27.4	$27.9

Interest credited to policyholder liabilities	$11.3	$11.9
Policy benefits (net of reinsurance recoveries)	6.6	14.4
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	0.8	3.6
Insurance, general and administrative expenses	0.7	0.8
Total Expenses	$19.4	$30.7

Income (Loss) before taxes	$8.0	$(2.8)
Income tax expense (benefit)	0.2	(1.3)
Net income (loss)	$7.8	$(1.5)

The $22.1 million change in net income (loss) for the annuity segment was driven primarily by the release of policy benefit reserves of $44.8 million, offset by higher derivative losses of $27.6 million. The reserve release was the result of higher than expected equity returns and positive market performance, along with lower claims experience. The increase in derivative losses was driven primarily by amortization and the impact of improving market performance on put option positions, and the effect of the upward shift in the rate curve on fixed receiver interest rate swaps and long bond futures. Due to the large increase of put options in inventory in 2017 compared to 2016, there were significantly more amortization losses in 2017 in addition to mark-to-market losses, as global equity indices were up during the quarter (S&P increased 5%). Interest rate swaps and bond futures suffered with the upward shift of the rate curve in the first quarter of 2017 as compared to the downward shift that took place during the same period in 2016.

The life insurance segment realized an increase in net income (loss) of $9.3 million. This change was driven primarily by a release of policy benefit expenses of $7.8 million, resulting from unusually low claims experience, along with lower VOBA amortization of $2.8 million, driven by higher fund performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. Our largest exposures are to changes in the financial markets (e.g. interest rate, credit and equity market risks) that affect the value of our investments, liabilities from products that we sold, and deferred expenses, and the value of business acquired. There have been no material changes in our economic exposure to market risk from December 31, 2016. See “Item 7A, Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2016 Annual Report on Form 10-K for a full description of our risk management and control systems.

Item 4. Controls and Procedures

The Company's Disclosure Committee assists with the monitoring and evaluation of the Company’s disclosure controls and procedures. The Company's President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report. Based on that evaluation, the persons performing the functions of President and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective.

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

Not applicable

Item 1A. Risk Factors

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. The risks described in the 2016 Annual Report on Form 10-K and elsewhere in this Form 10-Q are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) Not applicable

(b) Not applicable

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: May 12, 2017	By:	/s/ C. Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.