Form 10-Q
period 2017-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2017-08-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

FINAL

PART I. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

	June 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2017 - $1,347,918; 2016 - $1,383,787)	$1,474,826	$1,487,037
Equity available-for-sale securities, at estimated fair value
(cost: 2017 - $31,264; 2016 - $31,264)	33,929	32,551
Limited partnerships	71,716	70,910
Mortgage loans on real estate	123,820	116,208
Policy loans	618,134	632,834
Derivative assets	6,444	16,526
Total investments	2,328,869	2,356,066
Cash and cash equivalents	290,633	267,844
Accrued investment income	36,735	34,318
Deferred policy acquisition costs	32,181	33,901
Deferred sales inducements	7,316	7,708
Value of business acquired	212,889	222,299
Goodwill	2,800	2,800
Income tax asset	1	576
Reinsurance receivables	80	166
Receivable for investments sold - net	-	997
Other assets	36,539	35,484
Recoverable of ceded guaranteed minimum income benefits embedded derivatives, at fair value	36,890	48,166
Separate Accounts assets	5,713,098	5,659,950
Total Assets	$8,698,031	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	June 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,069,873	$1,096,695
Future policy benefits	450,919	486,826
Claims and claims settlement expenses	31,041	37,556
Total policyholder liabilities and accruals	1,551,833	1,621,077
Payables for collateral under securities loaned,
reverse repurchase agreements and derivatives	228,626	245,702
Checks not yet presented for payment	8,297	4,261
Derivative liabilities	3,703	15,165
Affiliated payables - net	2,431	5,064
Affiliated short-term note payable	38,000	-
Reinsurance payables	194	203
Payable for investments purchased - net	7,606	-
Other liabilities	9,351	12,461
Separate Accounts liabilities	5,713,098	5,659,950
Total Liabilities	7,563,139	7,563,883

Stockholder's Equity
Common stock ($10 par value; authorized 1,000,000 shares;
issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,380,976	1,425,816
Accumulated other comprehensive income, net of taxes	79,739	55,350
Retained Earnings (Deficit)	(328,323)	(377,274)
Total Stockholder's Equity	1,134,892	1,106,392
Total Liabilities and Stockholder's Equity	$8,698,031	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016

	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$37,369	$37,860	$74,845	$74,899
Net investment income (loss)	26,417	27,614	54,361	54,066
Net realized investment gains (losses)
Other-than-temporary impairment gains (losses) on securities	-	(1,015)	-	(4,563)
Portion of other-than-temporary impairments previously
recognized in other comprehensive income (loss)	-	-	-	(121)
Net other-than-temporary impairment losses on
securities recognized in income	-	(1,015)	-	(4,684)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	2,184	1,072	2,215	4,607
Net realized investment gains (losses)	2,184	57	2,215	(77)
Net derivative gains (losses)	(6,540)	(6,665)	(30,768)	(3,294)
Total Revenues	59,430	58,866	100,653	125,594

Benefits and Expenses
Interest credited to policyholder liabilities	13,370	13,953	26,353	27,983
Policy benefits (net of reinsurance recoveries:
2017 - $758; $1,173; 2016 - $420; $1,207)	11,889	21,859	2,399	64,913
Amortization (accretion) of deferred policy acquisition costs	605	(500)	1,737	442
Amortization (accretion) of value of business acquired	2,854	7,611	5,218	12,991
Insurance, General and Administrative Expenses	6,577	10,242	15,420	20,168
Total Benefits and Expenses	35,295	53,165	51,127	126,497
Income (Loss) Before Taxes	24,135	5,701	49,526	(903)
Income Tax Expense (Benefit)	-	-	575	-
Net Income (Loss)	$24,135	$5,701	$48,951	$(903)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net Income (Loss)	$24,135	$5,701	$48,951	$(903)

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	18,451	40,686	24,447	89,409
Reclassification adjustment for (gains) losses included in net income (loss)	(611)	68	(79)	(1,732)
	17,840	40,754	24,368	87,677
Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	2,530	1,290	2,691	140
Reclassification adjustment for (gains) losses included in net income (loss)	373	513	620	316
	2,903	1,803	3,311	456
Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	746	100	669	(755)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	121
	746	100	669	(634)
Adjustments
Value of business acquired	(3,088)	(7,318)	(3,959)	(12,416)
	(3,088)	(7,318)	(3,959)	(12,416)
Total other comprehensive income (loss), net of taxes	18,401	35,339	24,389	75,083
Comprehensive Income (Loss)	$42,536	$41,040	$73,340	$74,180

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)
Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,425,816	$1,514,157
Return of capital to Transamerica Corporation	(44,840)	(88,341)
Balance at end of period	$1,380,976	$1,425,816

Accumulated Other Comprehensive Income
Balance at beginning of period	$55,350	$56,591
Total other comprehensive income (loss), net of taxes	24,389	(1,241)
Balance at end of period	$79,739	$55,350

Retained Earnings (Deficit)
Balance at beginning of period	$(377,274)	$(281,747)
Net income (loss)	48,951	(20,527)
Cash dividend paid to Transamerica Corporation	-	(75,000)
Balance at end of period	$(328,323)	$(377,274)

Total Stockholder's Equity	$1,134,892	$1,106,392

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$48,951	$(903)
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	1,720	422
Change in deferred sales inducements	392	97
Change in value of business acquired	5,218	12,991
Change in benefit reserves, net of change in ceded reinsurance recoverable	(25,447)	26,308
Change in income tax accruals	575	-
Change in claims and claims settlement expenses	(6,515)	777
Change in other operating assets and liabilities - net	1,799	(10,033)
Change in checks not yet presented for payment	4,036	(429)
Amortization (accretion) of investments	(633)	(452)
Interest credited to policyholder liabilities	26,353	27,983
Net derivative (gains) losses	30,768	3,294
Net realized investment (gains) losses	(2,215)	77
Change in unrealized (gains) losses related to limited partnerships	(1,911)	-
Limited partnership asset distributions	-	1
Net cash and cash equivalents provided by/(used in) operating activities	83,091	60,133

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	75,155	199,431
Maturities of available-for-sale securities and mortgage loans	82,417	138,364
Purchases of available-for-sale securities and mortgage loans	(126,246)	(297,825)
Sales of limited partnerships	67,130	2,516
Purchases of limited partnerships	(66,025)	(11,145)
Change in affiliated short-term note receivable	-	25,000
Cash received in connection with derivatives	48,623	21,338
Cash paid in connection with derivatives	(79,808)	(34,410)
Policy loans on insurance contracts - net	14,700	22,116
Net settlement on futures contracts	1,025	4,532
Other	-	2,628
Net cash and cash equivalents provided by/(used in) investing activities	$16,971	$72,545

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended
	June 30,
(dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$5,022	$5,510
Policyholder withdrawals	(57,381)	(75,048)
Cash dividend paid to Transamerica Corporation	-	(75,000)
Return of capital to Transamerica Corporation (a)	(44,840)	(12)
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	(18,074)	107,465
Change in affiliated short-term note payable	38,000	-
Net cash and cash equivalents provided by/(used in) financing activities	(77,273)	(37,085)

Net increase (decrease) in cash and cash equivalents	22,789	95,593
Cash and cash equivalents, beginning of year	267,844	236,482
Cash and cash equivalents, end of period	$290,633	$332,075

(a)

Not included in return of capital to Transamerica Corporation for the six months ended June 30, 2016 is the amount payable to Transamerica Corporation in connection with the tax allocation agreement of $13,489. The amount payable is presented on the Balance Sheets within the affiliated payables – net line item.

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

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the Balance Sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the Balance Sheet date. Events that are indicative of conditions that arose after the Balance Sheet date are disclosed, but do not result in an adjustment of the Financial Statements themselves. No subsequent events have been identified through August 14, 2017 that require adjustments to or disclosure in the Financial Statements.

Future Accounting Guidance

There were no new accounting pronouncements applicable for the interim reporting period ended June 30, 2017.

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

a)	Quoted prices for similar assets or liabilities in active markets
b)	Quoted prices for identical or similar assets or liabilities in non-active markets
c)	Inputs other than quoted market prices that are observable
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Both observable and unobservable inputs may be used to determine the fair value of positions classified in Level 3. The circumstances for using unobservable measurements include those in which there is little, if any, market activity for the assets or liabilities. Therefore, the Company must make assumptions about inputs a hypothetical market participant would use to value the assets and liabilities.

The Company recognizes transfers between levels at the beginning of the quarter.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale ("AFS") securities (a)
Corporate securities	$-	$883,959	$-	$883,959
Asset-backed securities	-	58,572	9,347	67,919
Commercial mortgage-backed securities	-	74,607	-	74,607
Residential mortgage-backed securities	-	67,712	-	67,712
Municipals	-	874	-	874
Government and government agencies
United States	353,867	-	-	353,867
Foreign	1,468	24,420	-	25,888
Total fixed maturity AFS securities	$355,335	$1,110,144	$9,347	$1,474,826
Equity AFS securities (a)
Banking securities	$-	$28,143	$-	$28,143
Industrial securities	-	5,786	-	5,786
Total equity AFS securities	$-	$33,929	$-	$33,929
Cash equivalents (b)	$-	$288,019	$-	$288,019
Derivative assets (c)	-	6,444	-	6,444
Fair value recoverable of ceded guaranteed minimum income benefits ("GMIB") embedded derivatives (d)	-	-	36,890	36,890
Investments measured at net asset value ("NAV") (e)	-	-	-	5,784,814
Total assets	$355,335	$1,438,536	$46,237	$7,624,922

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$49,489	$49,489
Derivative liabilities (c)	-	3,703	-	3,703
Total liabilities	$-	$3,703	$49,489	$53,192

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$911,851	$-	$911,851
Asset-backed securities	-	43,372	9,215	52,587
Commercial mortgage-backed securities	-	76,513	-	76,513
Residential mortgage-backed securities	-	96,177	-	96,177
Municipals	-	856	-	856
Government and government agencies
United States	341,379	-	-	341,379
Foreign	1,480	6,194	-	7,674
Total fixed maturity AFS securities	$342,859	$1,134,963	$9,215	$1,487,037
Equity AFS securities (a)
Banking securities	$-	$26,726	$-	$26,726
Industrial securities	-	5,825	-	5,825
Total equity AFS securities	$-	$32,551	$-	$32,551
Cash equivalents (b)	-	265,538	-	265,538
Derivative assets (c)	-	16,526	-	16,526
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	48,166	48,166
Investments measured at NAV (e)	-	-	-	5,730,860
Total assets	$342,859	$1,449,578	$57,381	$7,580,678

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$55,143	$55,143
Derivative liabilities (c)	-	15,165	-	15,165

Total liabilities	$-	$15,165	$55,143	$70,308

(a)

The fair values of debt securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its debt securities. The Company’s valuation policy utilizes a pricing hierarchy that dictates that publicly available prices are initially sought from indices and third party pricing services. In the event that pricing is not available from these sources, securities are submitted to brokers to obtain quotes. The majority of brokers’ quotes are non-binding. As part of the pricing process, the Company assesses the appropriateness of each quote (i.e., as to whether the quote is based on observable market transactions or not) to determine the most appropriate estimate of fair value. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use the following inputs: reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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
(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, credit default swaps, and options for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value for inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value for variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Price Index (“S&P”) at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. The fair value for equity options is calculated using the Black-Scholes model and market observable inputs for the underlying market price and volatility surface. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model.

(d)

The Company reinsures a portion of its variable annuity business that offer GMIB reinsurance. GMIB reinsurance contracts are treated as embedded derivatives since they contain payment provisions for net settlement and are therefore reported separately from the host contract.

(e)

Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy in accordance with ASC 820-10. These investments do not have lockup periods.

	June 30, 2017				December 31, 2016
Investment:	Fair	Unfunded	Redemption	Redemption	Fair	Unfunded
Limited Partnerships	Value	Commitments	Frequency	Notice Period	Value	Commitments
Limited Partnership - Private Equity	$1,194	$-	None	None	$1,759	$-
Limited Partnership - Hedge Funds	70,522	543	Quarterly	60-65 days	69,151	-
	$71,716	$543			$70,910	$-
Separate Accounts	5,713,098	-	None	None	5,659,950	-
Investments measured at NAV	$5,784,814	$543			$5,730,860	$-

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

For the six months ended June 30, 2017 and twelve months ended December 31, 2016, there were no transfers between Level 1 and 2, respectively.

The following table provides a summary of the change in fair value of the Company's Level 3 fixed maturity AFS securities at June 30, 2017 and December 31, 2016:

	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2016
	Fixed Maturity AFS	Fixed Maturity AFS
	Securities	Securities
Balance at beginning of period (a)	$9,215	$6,666
Change in unrealized gains (losses) (b)	202	(243)
Purchases	4,000	2,792
Sales	(77)	(326)
Transfers into Level 3	-	2,113
Transfers out of Level 3	(3,993)	(1,954)
Net realized investment gains (c)	-	167
Balance at end of period (a)	$9,347	$9,215

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) (“OCI”) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) for fixed maturity in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The primary driver for the decrease in Level 3 fixed maturity AFS securities at June 30, 2017 is due to an asset-backed non-housing security transferring from Level 3 to a Level 2 due to the availability of market observable data (Level 2).

The Company's Level 3 assets consist of GMIB reinsurance and Level 3 liabilities consist of provisions for GMWB and SALB. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. For GMWB and SALB, an increase (decrease) in credit spread in isolation would result in a lower (higher) fair value liability measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value liability measurement. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets.

The expected market rates of return are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 35 basis points (“bps”) and 50 bps at June 30, 2017 and December 31, 2016, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25%-30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 23.3% and 24.0% at June 30, 2017 and December 31, 2016, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in fair value of the Company’s Level 3 liabilities (assets) at June 30, 2017 and December 31, 2016:

	Six Months Ended			Twelve Months Ended
	June 30, 2017			December 31, 2016
		GMIB			GMIB
	GMWB	Reinsurance	SALB	GMWB	Reinsurance	SALB
Balance at beginning of period (a)	$54,414	$(48,166)	$729	$60,618	$(61,426)	$511
Changes in interest rates (b)	5,642	(2,904)	-	(4,179)	2,262	-
Changes in equity markets (b)	(11,279)	13,710	-	(5,988)	12,560	218
Other (b)	(17)	470	-	3,963	(1,562)	-
Balance at end of period (a)	$48,760	$(36,890)	$729	$54,414	$(48,166)	$729

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

For the six months ended June 30, 2017, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in interest rates and equity market performance. The fair value of the GMWB decreased due to favorable equity market returns and was partially offset by the decrease in the 10-year Treasury interest rate and own credit spread. The increase to the GMIB reinsurance guarantees was driven primarily by the favorable equity market returns, partially offset by the decrease in interest rates.

The following tables provides a summary of the quantitative inputs and assumptions of the Company's Level 3 assets and liabilities at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$9,347	Broker	See comment below (a)	See comment below (a)
Total fixed maturity securities	$9,347

Future policy benefits (embedded derivatives) - GMIB Reinsurance	36,890	Discounted cash flows	Own credit risk	35
			Long-term volatility	25% - 30%
Total assets	$46,237

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$48,760	Discounted cash flows	Own credit risk	35
			Long-term volatility	25% - 30%

Future policy benefits - SALB	729	See comment below (b)	See comment below (b)	See comment below (b)
Total liabilities	$49,489

	December 31, 2016
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$9,215	Broker	See comment below (a)	See comment below (a)

Future policy benefits (embedded derivatives) - GMIB Reinsurance	48,166	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% - 30%
Total assets	$57,381

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$54,414	Discounted cash flows	Own credit risk	50
			Long-term volatility	25% - 30%

Future policy benefits - SALB	729	See comment below (b)	See comment below (b)	See comment below (b)
Total liabilities	$55,143

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

The following tables provides the estimated fair value of the Company's assets not carried at fair value on the Balance Sheets at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$126,881	$126,881
Policy loans (b)	-	618,134	-	618,134
Total assets	$-	$618,134	$126,881	$745,015

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$115,020	$115,020
Policy loans (b)	-	632,834	-	632,834
Total assets	$-	$632,834	$115,020	$747,854

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3.  Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and other-than-temporary impairments (“OTTI”) reflected in accumulated other comprehensive income (“AOCI”) of investments in fixed maturity and equity AFS securities at June 30, 2017 and December 31, 2016 were:

	June 30, 2017
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$822,600	$62,851	$(1,492)	$883,959	$-
Asset-backed securities	67,950	224	(255)	67,919	-
Commercial mortgage-backed securities	72,989	1,865	(247)	74,607	-
Residential mortgage-backed securities	61,834	5,922	(44)	67,712	-
Municipals	907	-	(33)	874	-
Government and government agencies
United States	297,444	56,453	(30)	353,867	-
Foreign	24,194	1,716	(22)	25,888	-
Total fixed maturity AFS securities	$1,347,918	$129,031	$(2,123)	$1,474,826	$-

Equity AFS securities
Banking securities	$25,473	$2,670	$-	$28,143	$-
Industrial securities	5,791	-	(5)	5,786	-
Total equity AFS securities	$31,264	$2,670	$(5)	$33,929	$-

	December 31, 2016
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$859,028	$56,387	$(3,564)	$911,851	$-
Asset-backed securities	53,421	15	(849)	52,587	-
Commercial mortgage-backed securities	75,396	1,706	(589)	76,513	-
Residential mortgage-backed securities	92,943	4,004	(770)	96,177	(5)
Municipals	909	-	(53)	856	-
Government and government agencies
United States	295,581	45,798	-	341,379	-
Foreign	6,509	1,165	-	7,674	-
Total fixed maturity AFS securities	$1,383,787	$109,075	$(5,825)	$1,487,037	$(5)

Equity AFS securities
Banking securities	$25,473	$1,721	$(468)	$26,726	$-
Industrial securities	5,791	34	-	5,825	-
Total equity AFS securities	$31,264	$1,755	$(468)	$32,551	$-

(a)	Represents OTTI in AOCI, which were not included in earnings. Amount excludes $3,110 and $2,446 of unrealized gains at June 30, 2017 and December 31, 2016, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2017 and December 31, 2016 were:

	June 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,268,702	$1,386,926	$1,294,978	$1,393,503
Below investment grade	79,216	87,900	88,809	93,534
Total fixed maturity AFS securities	$1,347,918	$1,474,826	$1,383,787	$1,487,037

At June 30, 2017 and December 31, 2016, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $58,930 and $65,730, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments to assess whether they are other-than-temporarily impaired.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2017 and December 31, 2016 by contractual maturities were:

	June 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity AFS securities
Due in one year or less	$78,733	$80,116	$56,748	$57,489
Due after one year through five years	450,657	477,698	523,815	555,221
Due after five years through ten years	118,259	124,484	95,744	99,697
Due after ten years	497,496	582,290	485,720	549,354
	$1,145,145	$1,264,588	$1,162,027	$1,261,761
Mortgage-backed securities and other asset-backed securities	$202,773	$210,238	$221,760	$225,276
Total fixed maturity AFS securities	$1,347,918	$1,474,826	$1,383,787	$1,487,037

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

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$3,212	$3,288	$(76)
Asset-backed securities	21,820	21,842	(22)
Commercial mortgage-backed securities	10,578	10,678	(100)
Residential mortgage-backed securities	2,880	2,924	(44)
Government and government agencies
United States	6,593	6,623	(30)
Foreign	3,789	3,811	(22)
Equity securities	5,786	5,791	(5)
Total fixed maturity and equity AFS securities	$54,658	$54,957	$(299)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$19,522	$19,832	$(310)
Asset-backed securities	6,948	7,051	(103)
Commercial mortgage-backed securities	13,169	13,316	(147)
Total fixed maturity and equity AFS securities	$39,639	$40,199	$(560)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$9,383	$10,489	$(1,106)
Asset-backed securities	8,997	9,127	(130)
Residential mortgage-backed securities	9	9	-
Municipals	874	907	(33)
Total fixed maturity and equity AFS securities	$19,263	$20,532	$(1,269)
Total fixed maturity and equity AFS securities	$113,560	$115,688	$(2,128)

	December 31, 2016
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$64,992	$66,625	$(1,633)
Asset-backed securities	30,729	31,253	(524)
Commercial mortgage-backed securities	30,698	31,285	(587)
Residential mortgage-backed securities	54,987	55,690	(703)
Equity securities - banking securities	8,213	8,500	(287)
Total fixed maturity and equity AFS securities	$189,619	$193,353	$(3,734)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$4,522	$4,863	$(341)
Asset-backed securities	879	1,000	(121)
Commercial mortgage-backed securities	1,010	1,012	(2)
Residential mortgage-backed securities	212	229	(17)
Total fixed maturity and equity AFS securities	$6,623	$7,104	$(481)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$19,541	$21,131	$(1,590)
Asset-backed securities	7,978	8,182	(204)
Residential mortgage-backed securities	2,122	2,172	(50)
Municipals	856	909	(53)
Equity AFS securities - banking securities	1,615	1,796	(181)
Total fixed maturity and equity AFS securities	$32,112	$34,190	$(2,078)
Total fixed maturity and equity AFS securities	$228,354	$234,647	$(6,293)
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The total number of securities in an unrealized loss position was 49 and 81 at June 30, 2017 and December 31, 2016, respectively. The Company held 354 and 360 total securities at June 30, 2017 and December 31, 2016, respectively.

The fair value, gross unrealized losses/the portion of OTTI recognized in OCI and the number of securities with fair value declining below amortized cost by greater than 20% and 40% by length of time that securities have been in a continuous unrealized loss position were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized	Number of
	Fair Value	Losses/OTTI (a)	Securities	Fair Value	Losses/OTTI (a)	Securities
Decline 20% - 40%
Held greater than one year	$1,195	$(794)	1	$1,375	$(614)	1
Total	$1,195	$(794)	1	$1,375	$(614)	1

(a)    Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of    Comprehensive Income (Loss).

Unrealized gains (losses) incurred during the first six months of 2017 and twelve months of 2016 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. For fixed maturity AFS securities, the Company does not intend to sell them, nor is it more likely than not that the Company will be required to sell them before the recovery of its amortized cost basis, and the Company expects to recover the entire cost basis of the debt securities. In making the other-than-temporary impairment assessment, the Company also considered all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. Therefore, the Company determined that these fixed maturity AFS securities were not other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
Assets
Fixed maturity AFS securities	$126,908	$103,250
Equity AFS securities	2,665	1,287
Cash flow hedges	2,088	(1,224)
Value of business acquired	(30,589)	(26,630)
	$101,072	$76,683
Liabilities
Income taxes - deferred	$(21,333)	$(21,333)
Stockholder's Equity
Accumulated other comprehensive income, net of taxes	$79,739	$55,350

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were $1,121 and $1,183 in prepayment premiums collected during the three and six months ended June 30, 2017. There were no prepayment premiums collected for the twelve months ended December 31, 2016. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At June 30, 2017 and December 31, 2016, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at June 30, 2017 and December 31, 2016 was $126,881 and $115,020, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at June 30, 2017 and December 31, 2016. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss).

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Texas, Pennsylvania, Wisconsin, Florida, California, Missouri, Washington, Georgia, Virginia, Utah, Minnesota and Tennessee, which account for approximately 86% of mortgage loans at June 30, 2017.

The credit quality of commercial mortgage loans at June 30, 2017 and December 31, 2016, was as follows:

	June 30,	December 31,
Commercial	2017	2016
AAA - AA	$43,289	$43,047
A	58,022	55,269
BBB	22,599	17,970
Total mortgage loans on real estate	$123,910	$116,286
Less: allowance for credit losses	(90)	(78)

Total mortgage loans on real estate, net	$123,820	$116,208

The credit quality of the commercial mortgage loans was determined based on an internal credit rating model that assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P Global Rating Services (“S&P GRS”) ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, an adequate allowance for credit losses has been established to cover those risks.

Securities Lending

The following table provides a summary of the securities lending program at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Payables for collateral under securities loaned	$208,377	$199,412
Amortized cost of securities out on loan	171,800	166,942
Estimated fair value of securities out on loan	201,685	194,996

Reverse Repurchase Agreements

The following table provides a summary of the dollar roll reverse repurchase agreements at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Payables for reverse repurchase agreements	$20,238	$46,637
Amortized cost of securities pledged	20,009	47,021
Estimated fair value of securities pledged	20,043	46,401

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$20,043	$20,043
Total	$-	$20,043	$20,043

Securities lending transactions
U.S. Treasury and agency securities	$147,480	$-	$147,480
Corporate securities	47,588	-	47,588
Equity securities-banking	6,617	-	6,617
Total	$201,685	$-	$201,685
Total Borrowings	$201,685	$20,043	$221,728

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$228,615

	December 31, 2016
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	-	$46,401	$46,401
Total	$-	$46,401	$46,401

Securities lending transactions
U.S. Treasury and agency securities	$144,705	$-	$144,705
Corporate securities	40,774	-	40,774
Equity securities-banking	9,517	-	9,517
Total	$194,996	$-	$194,996
Total Borrowings	$194,996	$46,401	$241,397

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,049

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at June 30, 2017 and December 31, 2016:

	Notional		Fair Value
	June 30,	December 31,	June 30,	December 31,
Derivative Type	2017	2016	2017	2016
Non-qualifying hedges
Short futures	$10,972	$25,157	$-	$-
Long futures	51,422	55,071	-	-
Interest rate swaps	251,000	251,000	(1,591)	(2,799)
Variance swaps	575	540	(3,087)	(1,835)
Total return swaps	247,183	1,405,253	(3,596)	(16,487)
Options	962,636	2,002,850	6,476	24,525
Credit default swaps	185,000	210,000	6,525	1,311
Total non-qualifying hedges	$1,708,788	$3,949,871	$4,727	$4,715
Cash flow hedges
Interest rate swaps	$49,884	$49,883	$(311)	$(3,002)
Total cash flow hedges	$49,884	$49,883	$(311)	$(3,002)
Derivative Total	$1,758,672	$3,999,754	$4,416	$1,713

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss) for the three and six months ended June 30, 2017 and 2016:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Type	2017	2016	2017	2016
Short futures	$(3)	$(1,154)	$(727)	$(2,459)
Long futures	1,497	3,138	1,752	6,991
Variance swaps	(711)	(1,033)	(2,340)	(1,670)
Total return swaps	(3,487)	(10,996)	(8,389)	(17,039)
Options	(6,879)	(1,784)	(23,788)	(3,235)
Interest rate swaps	1,840	5,079	1,211	13,771
Credit default swaps	1,203	85	1,513	347
Total	$(6,540)	$(6,665)	$(30,768)	$(3,294)

The following tables present the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at June 30, 2017 and December 31, 2016:

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	June 30, 2017
Credit default swaps
Corporate debt	$95,000	AA-A	March 2020-December 2021
Sovereign debt	90,000	AA-A	March 2018-June 2022
Credit default swaps total	$185,000

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2016
Credit default swaps
Corporate debt	$120,000	A	June 2017-December 2020
Sovereign debt	90,000	AA-A	June 2017-December 2021
Credit default swaps total	$210,000

The following tables present the components of the gains (losses) on derivatives that qualify as cash flow hedges for the three and six months ended June 30, 2017 and 2016:

	Gains (Losses) Recognized in		Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)		OCI on Derivatives (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest rate swaps	$2,903	$1,803	$3,311	$456
Total	$2,903	$1,803	$3,311	$456

	Net Realized Gains (Losses)		Net Realized Gains (Losses)
	Recognized in Income on Derivatives (Ineffective Portion)		Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest rate swaps	$1	$1	$3	$3
Total	$1	$1	$3	$3

	Gains (Losses) Reclassified from		Gains (Losses) Reclassified from
	AOCI into Net Investment Income (Effective Portion)		AOCI into Net Investment Income (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest rate swaps	$(373)	$(513)	$(620)	$(316)
Total	$(373)	$(513)	$(620)	$(316)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2017, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are ($1,241). This expectation is based on the anticipated interest payments on the hedged investments in Treasury Inflation Protection Securities that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $5,630 and $5,276 at June 30, 2017 and December 31, 2016, respectively.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following table presents the offsetting of derivative assets and liabilities at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$14,046	$8,040	$37,344	$32,832
OTC - Cleared	1,446	3,036	1,678	4,477
Total gross estimated fair value of derivatives	$15,492	$11,076	$39,022	$37,309
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(5,797)	$(5,797)	$(18,014)	$(18,014)
OTC - Cleared	(1,446)	(1,446)	(1,678)	(1,678)
Cash collateral: (2), (3)
OTC - Bilateral	(1,805)	-	(2,804)	-
OTC - Cleared	-	(130)	-	(2,452)
Estimated fair value of derivatives presented on the Balance Sheets	$6,444	$3,703	$16,526	$15,165
Gross amounts not offset on the Balance Sheets:
Securities collateral: (4)
OTC - Bilateral	$(5,913)	$(1,336)	$(15,222)	$(14,249)
Net amount after application of master netting agreements and collateral	$531	$2,367	$1,304	$916

(1)	Estimated fair value of derivatives is limited to the amount that is subject to set-off.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for over-the-counter ("OTC") OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or fixed maturity securities, and the obligation to return it, beyond what is already being setoff, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At June 30, 2017, the Company received $9 of excess cash collateral. The Company had no excess cash collateral received from counterparties at December 31, 2016

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being setoff, is included in other assets. The amount reported in the table above does not include initial margin on exchange-traded and OTC-Cleared derivatives. At June 30, 2017 and December 31, 2016, the Company had no excess cash collateral provided to counterparties that was excluded from the table due to the foregoing limitation.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $5,041 and $395, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $1,956 and $1,878, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2017 and December 31, 2016, the Company also provided securities initial margin with an estimated fair value of $11,405 and $11,291, respectively, for its OTC-Cleared derivatives, which are not included in the table above.

There were no other derivative assets or liabilities at June 30, 2017 and December 31, 2016 that were subject to offsetting.

Net Investment Income (Loss)

Net investment income (loss) by source for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net investment income (loss)	2017	2016	2017	2016
Fixed maturity AFS securities	$15,204	$16,863	$30,668	$34,230
Equity AFS securities	422	538	840	1,003
Limited partnerships	279	(90)	1,943	(2,631)
Mortgage loans on real estate	1,400	1,264	2,863	2,467
Policy loans on insurance contracts	8,234	8,382	16,454	16,991
Derivatives	1,684	1,857	3,274	3,769
Cash and cash equivalents	633	564	907	1,015
Other	70	106	143	213
Gross investment income	$27,926	$29,484	$57,092	$57,057
Less investment expenses	(1,509)	(1,870)	(2,731)	(2,991)
Net investment income (loss)	$26,417	$27,614	$54,361	$54,066

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Proceeds	$12,264	$97,888	$65,967	$199,431
Gross realized investment gains	1,241	1,064	1,834	4,943
Gross realized investment losses	(41)	(1)	(557)	(277)

Proceeds on AFS securities sold at a realized loss	768	16,830	27,458	24,745

Net realized investment gains (losses) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Fixed maturity AFS securities	$1,200	$(481)	$1,277	$(754)
Equity AFS securities	-	-	-	207
Mortgage loans on real estate	1,113	12	1,171	3
Adjustment related to value of business acquired	(129)	526	(233)	467
Net realized investment gains (losses)	$2,184	$57	$2,215	$(77)

 .

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Balance at beginning of period	$(2,040)	$(935)

Additional credit loss impairments recognized in the current period on securities previously impaired through OCI	-	121
Accretion of credit loss impairments previously recognized	(564)	(1,226)
Balance at end of period	$(2,604)	$(2,040)

The components of OTTI reflected in the Statements of Income (Loss) for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$-	$-	$-	$-	$-	$-
Value of business acquired amortization	-	-	-	-	-	-
Net OTTI losses	$-	$-	$-	$-	$-	$-

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$1,544	$-	$1,544	$5,213	$-	$5,213
Value of business acquired amortization	(529)	-	(529)	(529)	-	(529)
Net OTTI losses	$1,015	$-	$1,015	$4,684	$-	$4,684

Note 4.  Value of Business Acquired (“VOBA”) and Deferred Acquisition Costs (“DAC”)

VOBA

The change in the carrying amount of VOBA for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Accretion (Amortization) expense	$(3,110)	$(7,602)	$(5,337)	$(12,973)
Unlocking	256	(9)	119	(18)
Adjustment related to realized (gains) losses on investments	(129)	526	(233)	467
Adjustment related to unrealized (gains) losses and OTTI on investments	(3,088)	(7,318)	(3,959)	(12,416)
Change in VOBA carrying amount	$(6,071)	$(14,403)	$(9,410)	$(24,940)

DAC

The change in the carrying amount of DAC for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Capitalization	$7	$17	$17	$20
Accretion (amortization) expense	(863)	516	(1,829)	(416)
Unlocking	258	(16)	92	(26)
Change in DAC carrying amount	$(598)	$517	$(1,720)	$(422)

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

The changes in the variable annuity GMDB, GMIB and GMWB liabilities for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMDB	2017	2016	2017	2016
Guaranteed benefits incurred	$5,696	$6,486	$11,665	$12,866
Guaranteed benefits paid	(6,791)	(7,184)	(11,425)	(13,298)
Unlocking	(2,803)	(2,630)	(16,460)	4,841
Total	$(3,898)	$(3,328)	$(16,220)	$4,409

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMIB	2017	2016	2017	2016
Guaranteed benefits incurred	$2,742	$3,529	$5,803	$6,765
Guaranteed benefits paid	(724)	(1,308)	(2,018)	(1,406)
Unlocking	(5,346)	(1,911)	(18,451)	5,180
Total	$(3,328)	$310	$(14,666)	$10,539

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMWB	2017	2016	2017	2016
Change in fair value reserves	1,093	10,426	(5,655)	23,872
Total	$1,093	$10,426	$(5,655)	$23,872

Note 6.  Income Taxes

The effective tax rate was not meaningful for the six months ended June 30, 2017 and 2016. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of dividend received deductions (“DRD”) on the Separate Accounts, the valuation allowance on net operating loss (“NOL”) carryforwards and unrecognized tax benefits.

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

The income tax expense (benefit) for the three and six months ended June 30, 2017 was $0 and $575, respectively. There was no income tax expense (benefit) for the three and six months ended June 30, 2016.

The income tax asset (liability) consists of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Current state income tax asset (liability)	$1	$1
Deferred state income tax asset (liability)	-	575
Net income tax asset (liability)	$1	$576

At June 30, 2017 and December 31, 2016, the Company had a tax valuation allowance for deferred tax assets of $132,382 and $154,440, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $4,391 (gross $12,547), that should not be recognized at June 30, 2017 and December 31, 2016, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2015 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will impact the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Balance at beginning of period	$4,391	$3,404
Additions for tax positions of prior years	-	987
Balance at end of period	$4,391	$4,391

At June 30, 2017 and December 31, 2016, the Company had a NOL carry forward for federal income tax purposes of $583,938 (net of the ASC 740 reduction of $12,547) and $627,860 (net of the ASC 740 reduction of $12,547), respectively, with a carry forward period of fifteen years that expires at various dates between 2023 and 2031. At both June 30, 2017 and December 31, 2016, the Company had a capital loss carry forward of $84 for federal income tax purposes with a carry forward period of five years that will expire in 2018. At June 30, 2017 and December 31, 2016, the Company had a foreign tax credit carry forward of $9,946 and $9,776, respectively, with a carry forward period of ten years that will expire at various dates up to 2027. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4,216 at both June 30, 2017 and December 31, 2016, with an indefinite carry forward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. There was no penalty expense for the three months ended June 30, 2017 and 2016. The Company recognized interest expense (income) of $21 and $58 for the three and six months ended June 30, 2017. The Company recognized interest expense (income) of $18 and $63 for the three and six months ended June 30, 2016. The Company recognized total interest payable balance at June 30, 2017 and December 31, 2016 was $219 and $161, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. At June 30, 2017 and December 31, 2016, the Company recognized capital contributions from (distributions to) TA Corp in connection with the tax allocation agreement in the amount of ($44,800) and ($13,381), respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 through 2015. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. A consolidated tax return has not been filed for 2016.

Note 7.  Accumulated Other Comprehensive Income

The changes in AOCI by component for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$110,989	$(817)	$(48,834)	$61,338
OCI before reclassifications	19,197	2,530	(3,088)	18,639
Amounts reclassified from AOCI	(611)	373	-	(238)
Net current period OCI	$18,586	$2,903	$(3,088)	$18,401
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	18,586	2,903	(3,088)	18,401
Ending balance, net of taxes	$129,575	$2,086	$(51,922)	$79,739

	Six Months Ended June 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$104,538	$(1,225)	$(47,963)	$55,350
OCI before reclassifications	25,116	2,691	(3,959)	23,848
Amounts reclassified from AOCI	(79)	620	-	541
Net current period OCI	$25,037	$3,311	$(3,959)	$24,389
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	25,037	3,311	(3,959)	24,389
Ending balance, net of taxes	$129,575	$2,086	$(51,922)	$79,739

	Three Months Ended June 30, 2016
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$141,722	$2,855	$(48,242)	$96,335
OCI before reclassifications	40,786	1,290	(7,318)	34,758
Amounts reclassified from AOCI	68	513	-	581
Net current period OCI	$40,854	$1,803	$(7,318)	$35,339
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	40,854	1,803	(7,318)	35,339
Ending balance, net of taxes	$182,576	$4,658	$(55,560)	$131,674

	Six Months Ended June 30, 2016
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591
OCI before reclassifications	88,654	140	(12,416)	76,378
Amounts reclassified from AOCI	(1,611)	316	-	(1,295)
Net current period OCI	$87,043	$456	$(12,416)	$75,083
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	87,043	456	(12,416)	75,083
Ending balance, net of taxes	$182,576	$4,658	$(55,560)	$131,674

The reclassifications out of AOCI for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented

Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$611	$79	Net realized investment gains (losses)
			Portion of OTTI previously
	-	-	recognized in OCI
	$611	$79	Total

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(373)	$(620)	Net investment income
	$(373)	$(620)	Total
Total amounts reclassified from AOCI	$238	$(541)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(68)	$1,732	Net realized investment gains (losses)
	-	(121)	Portion of OTTI previously recognized in OCI
	$(68)	$1,611	Total

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(513)	$(316)	Net investment income
	$(513)	$(316)	Total
Total amounts reclassified from AOCI	$(581)	$1,295

Note 8.  Stockholder’s Equity and Statutory Accounting Principles

The Company’s statutory financial statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the National Association of Insurance Commissioners’ statutory accounting principles as the basis of its statutory accounting principles.

The Company's statutory net income (loss) for the six months ended June 30, 2017 and 2016 was $78,057 and ($53,324), respectively. Statutory capital and surplus at June 30, 2017 and December 31, 2016 was $774,251 and $696,073, respectively.

For the six months ended June 30, 2017, the Company paid a $44,840 return of capital to TA Corp and paid no dividend. For the six months ended June 30, 2016, the Company paid a $75,000 cash dividend and $13,501 return of capital to TA Corp.

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

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The company determined after this evaluation that no reserve was required. At June 30, 2017, the Company had a reinsurance receivable of $80 and reinsurance payable of $194. At December 31, 2016, the Company had a reinsurance receivable of $166 and reinsurance payable of $203.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. The percentage of variable annuity contract account values containing GMIB provisions that were reinsured was 33% and 34% at June 30, 2017 and December 31, 2016. The account values for variable annuity contracts containing GMDB provisions that were reinsured was 4% at both June 30, 2017 and December 31, 2016.

Note 10.  Related Party Transactions

At June 30, 2017, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to the services rendered. During the three and six months ended June 30, 2017, the Company incurred $2,800 and $5,507, respectively, in expenses under this agreement. During the three and six months ended June 30, 2016, the Company incurred $2,374 and $4,788, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company is party to intercompany short-term note payable/receivable arrangements with its parent and affiliates at various times during the year. On May 22, 2017, the Company entered into a short-term note payable to the Parent for $35,000 with an interest rate of 0.83%. On June 20, 2017, the Company entered into a short-term note payable to the Parent for $3,000 with an interest rate of 0.9%. On June 18, 2016, the Company settled an intercompany short-term note receivable of $25,000 with an interest rate of 0.13% that was entered into on June 19, 2015 and the intercompany short-term note receivable of $25,000 with an interest rate of 0.36% that was entered into on February 25, 2016. During both the three and six months ended June 30, 2017, the Company accrued and/or paid $32 of interest. During the three and six months ended June 30, 2016 the Company accrued and/or received $10 and $27 interest income.  Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six months ended June 30, 2017, the Company incurred $50 and $101, respectively, under this agreement. During the three and six months ended June 30, 2016, the Company incurred charges of $44 and $86, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2017, the Company incurred $439 and $930, respectively, in expenses under this agreement. During the three and six months ended June 30, 2016, the Company incurred $511 and $1,003, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2017, the Company incurred $6,129 and $11,687, respectively, in expenses under this agreement.  During three and six months ended June 30, 2016, the Company incurred $5,984 and $12,136, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and six months ended June 30, 2017, the Company incurred $0 and $79, respectively, in expenses under this agreement. During the three and six months ended June 30, 2016, the Company incurred $5 and $82, respectively, in expenses under this agreement. Charges attributable to these agreements are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three and six months ended June 30, 2017, the Company received $598 and $1,198, respectively, in revenue under this agreement. During the three and six months ended June 30, 2016, the Company received $509 and $1,000, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Investments purchased from related parties:
Fixed maturities	$4,490	$-	$4,490	$-
Limited partnerships	-	-	-	10,000
Derivatives	150	-	150	-
Investments sold to related parties:
Fixed maturity AFS securities	$-	$-	$-	$62,859
Derivatives	4,440	-	4,440	-

While management believes that the service agreements referenced above provide reasonable terms, they may not necessarily provide for costs that are indicative of the costs that would have been incurred with an unrelated third party. Related party agreements generally contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11.  Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At both June 30, 2017 and December 31, 2016, the Company’s estimated liability for future guaranty fund assessments was $140. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. In addition, the Company has a receivable for future premium tax deductions of $3,751 and $4,012 at June 30, 2017 and December 31, 2016, respectively.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings, other than claims proceedings, both individually and in the aggregate, will not result in losses having a material adverse effect on the Company's financial position or liquidity at June 30, 2017. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, other than claims proceedings, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at June 30, 2017, no such disclosures were considered necessary.

Note 12.  Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the three and six months ended June 30, 2017 and 2016:

		Life
Three months ended June 30, 2017	Annuity	Insurance	Total
Policy charge revenue	$23,939	$13,430	$37,369
Net Investment income (loss)	13,023	13,394	26,417
Net realized investment gains (losses)	1,887	297	2,184
Derivative gains (losses)	(6,540)	-	(6,540)
Total Revenue	$32,309	$27,121	$59,430

Interest credited to policyholder liabilities	$1,847	$11,523	$13,370
Policy benefits (net of reinsurance recoveries)	3,941	7,948	11,889
Amortization (accretion) of DAC	605	-	605
Amortization (accretion) of VOBA	612	2,242	2,854
Insurance, general and administrative expenses	5,773	804	6,577
Total Expenses	$12,778	$22,517	$35,295

Income (Loss) before taxes	$19,531	$4,604	$24,135
Income tax expense (benefit)	-	-	-
Net income (loss)	$19,531	$4,604	$24,135

Three months ended June 30, 2016
Policy charge revenue	$24,192	$13,668	$37,860
Net Investment income (loss)	13,486	14,128	27,614
Net realized investment gains (losses)	1,052	(995)	57
Derivative gains (losses)	(6,670)	5	(6,665)
Total Revenue	$32,060	$26,806	$58,866

Interest credited to policyholder liabilities	$2,255	$11,698	$13,953
Policy benefits (net of reinsurance recoveries)	12,902	8,957	21,859
Amortization (accretion) of DAC	(500)	-	(500)
Amortization (accretion) of VOBA	1,356	6,255	7,611
Insurance, general and administrative expenses	9,250	992	10,242
Total Expenses	$25,263	$27,902	$53,165

Income (Loss) before taxes	$6,797	$(1,096)	$5,701
Income tax expense (benefit)	1,324	(1,324)	-
Net income (loss)	$5,473	$228	$5,701

		Life
Six months ended June 30, 2017	Annuity	Insurance	Total
Policy charge revenue	$47,950	$26,895	$74,845
Net Investment income (loss)	27,253	27,108	54,361
Net realized investment gains (losses)	1,689	526	2,215
Derivative gains (losses)	(30,768)	-	$(30,768)
Total Revenue	$46,124	$54,529	$100,653

Interest credited to policyholder liabilities	$3,533	$22,820	$26,353
Policy benefits (net of reinsurance recoveries)	(12,180)	14,579	2,399
Amortization (accretion) of DAC	1,737	-	1,737
Amortization (accretion) of VOBA	2,235	2,983	5,218
Insurance, general and administrative expenses	13,896	1,524	15,420
Total Expenses	$9,221	$41,906	$51,127

Income (Loss) before taxes	$36,903	$12,623	$49,526
Income tax expense (benefit)	393	182	575
Net income (loss)	$36,510	$12,441	$48,951

Six months ended June 30, 2016
Policy charge revenue	$47,913	$26,986	$74,899
Net Investment income (loss)	25,503	28,563	54,066
Net realized investment gains (losses)	831	(908)	(77)
Derivative gains (losses)	(3,315)	21	(3,294)
Total Revenue	$70,932	$54,662	$125,594

Interest credited to policyholder liabilities	$4,426	$23,557	$27,983
Policy benefits (net of reinsurance recoveries)	41,555	23,358	64,913
Amortization (accretion) of DAC	442	-	442
Amortization (accretion) of VOBA	3,089	9,902	12,991
Insurance, general and administrative expenses	18,407	1,761	20,168
Total Expenses	$67,919	$58,578	$126,497

Income (Loss) before taxes	$3,013	$(3,916)	$(903)
Income tax expense (benefit)	2,601	(2,601)	-
Net income (loss)	$412	$(1,315)	$(903)

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

The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, except as otherwise may be required by the federal securities laws. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak to Company expectations only as of the dates on which they are made. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The reader should consult further disclosures the Company may make in future filings of its Quarterly Reports and Current Reports on Form 8-K.

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

The Life Insurance segment administers variable life and interest sensitive whole life insurance policies. These policies provide for life insurance death benefits and accumulation of cash value. Interest sensitive life policies provide a minimum guaranteed rate for accumulation of cash value and a guaranteed death benefit. Certain variable life insurance policies may contain a guaranteed minimum death benefit that may last until maturity of the contract. Funds contained in our variable life contracts are invested in Separate Accounts, which offer various bond and equity investment options. Revenue on interest sensitive whole life insurance policies is generated from monthly deductions for cost of insurance (“COI”) and expense charges as well as investment spreads. Revenue on variable life policies is generated from fees on the Separate Accounts as well as monthly deductions for expenses and COI.

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

The Company’s financial position and/or results of operations are primarily impacted by the following economic factors: equity market performance, fluctuations in medium-term interest rates, and the corporate credit environment which affects credit quality and causes fluctuations in credit spreads. The impact of each of these economic factors is discussed below.

Equity Market Performance

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended June 30, 2017, the Dow, NASDAQ and S&P ended with increases of 8%, 13% and 8%, from December 31, 2016, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 72% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2017. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the six months ended June 30, 2017, the average variable Separate Account balances increased $0.07 billion (or 1%) to $5.7 billion as compared to the same period in 2016 due to improved equity market conditions, which resulted in an increase in related fees of $0.7 million.

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Medium-term interest rate yield (a)	1.50%	0.68%	1.50%	0.68%

Increase (decrease) in medium-term interest rates (b)	9	(16)	18	(48)
Credit spreads (in basis points) (c)	87	134	87	134
Expanding (contracting) of credit spreads (b)	(9)	(15)	(21)	(11)

Increase (decrease) on market valuations (in millions) of AFS investment securities (d)	$18.6	$40.9	$25.0	$87.1
Net change in market valuations (in millions)	$18.6	$40.9	$25.0	$87.1

(a)	The Company defines medium-term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	Represents the increase (decrease) between current year and prior quarter end (in basis points).
(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
(d)	The decrease in the current year value compared to the previous year was driven primarily by the decline in the yield curve and tightening credit spreads.

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

Financial Condition

At both June 30, 2017 and December 31, 2016, the Company’s total assets were $8.7 billion. The increase from December 31, 2016 of $27.8 million was primarily due to an increase in Separate Accounts assets of $53.1 million, offset by a decrease in general fund investment assets supporting policyholder liabilities and reserves of $27.2 million.

Separate Accounts Assets

Separate Accounts assets, which represent 66% of total assets, increased $53.1 million to $5.7 billion at June 30, 2017. This was primarily due to growth in account asset values as a result of favorable investment performance of $419.0, offset by policyholder surrenders, benefits and withdrawals of $304.7 million, driven by mortality and policyholder behavior as shown in the table below:

	Six Months Ended
	June 30,
(dollars in millions)	2017	2016
Investment performance	$419.0	$65.2
Deposits (including internal exchanges)	6.4	4.5
Policy fees and charges	(67.6)	(69.2)
Surrenders, benefits and withdrawals	(304.7)	(272.8)
Net change	$53.1	$(272.3)

Cash and Cash Equivalents

The balance of cash and cash equivalents increased $22.8 million from December 31, 2016 to June 30, 2017. This change was primarily due to securities lending activity, which increased during the second quarter of 2017.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated account deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances decreased by $26.8 million during 2017 due to death benefits, withdrawals and surrenders of $49.1 million, offset by interest credited to policyholders of $22.8 million.

Future Policy Benefits

Future policy benefits includes reserves established to cover insurance risk associated with the Company’s benefit guarantee provisions for GMDB and GMIB products and liabilities related to the Company’s GMWB and SALB contract provisions recorded at fair value. During 2017, future policy benefits decreased $35.9 million primarily due to favorable equity market returns.

Affiliated Short-term Note

The Company's liability for the $38.0 million affiliated short-term notes payable at June 30, 2017 represents an amount due to the Parent (See Note 10 Related Party Transactions for a full discussion of the payable and terms). The Company entered into the related party borrowing arrangements in order to maintain compliance with its internal risk policy liquidity test requirements. As the Company's investments mature or are disposed, the funds will be applied to reducing the notes payable.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans, cash and cash equivalents and mortgage loans on real estate. The Company’s fixed maturity securities portfolio consists primarily of publicly traded securities with only a minor portion comprised of private placement securities. At June 30, 2017 and December 31, 2016, approximately $105.2 million (or 7.0%) and $107.0 million (or 7.0%), respectively, of the fixed maturity and equity securities portfolio consisted of private placement securities. Additionally, during the second quarter, the Company sold its investment in one limited partnership.

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at June 30, 2017 and December 31, 2016 were:

	June 30, 2017
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$231.5	$18.8	$(0.1)	$250.2	16%
Industrial	518.5	38.5	(1.4)	555.6	37
Utility	72.6	5.5	-	78.1	5
Asset-backed securities
Credit cards	11.5	-	-	11.5	1
Structured settlements	8.1	-	(0.2)	7.9	1
Autos	19.2	0.1	-	19.3	1
Timeshare	2.8	-	-	2.8	0
Other	26.3	0.1	-	26.4	2
Commercial mortgage-backed securities - non agency backed	73.0	1.9	(0.3)	74.6	5
Residential mortgage-backed securities
Agency backed	25.5	0.4	(0.1)	25.8	2
Non agency backed	36.3	5.5	-	41.8	3
Municipals-tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	297.5	56.5	-	354.0	23
Foreign	24.2	1.7	-	25.9	2
Total fixed maturity AFS securities	$1,347.9	$129.0	$(2.1)	$1,474.8	98%

Equity AFS securities
Banking securities	$25.5	$2.7	$-	$28.2	2%
Industrial securities	5.8	-	-	5.8	0
Total equity AFS securities	$31.3	$2.7	$-	$34.0	2%
Total fixed maturity and equity AFS securities	$1,379.2	$131.7	$(2.1)	$1,508.8	100%

	December 31, 2016
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$239.8	$16.7	$(0.5)	$256.0	17%
Industrial	546.1	34.8	(2.7)	578.2	38
Utility	73.2	4.9	(0.4)	77.7	5
Asset-backed securities
Structured settlements	8.2	-	(0.5)	7.7	1
Autos	27.1	-	-	27.1	2
Timeshare	0.7	-	-	0.7	-
Other	17.4	-	(0.4)	17.0	1
Commercial mortgage-backed securities - non agency backed	75.4	1.7	(0.6)	76.5	5
Residential mortgage-backed securities
Agency backed	53.7	0.4	(0.6)	53.5	4
Non agency backed	39.2	3.6	(0.1)	42.7	3
Municipals-tax exempt	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	295.6	45.8	-	341.4	22
Foreign	6.5	1.2	-	7.7	1
Total fixed maturity AFS securities	$1,383.8	$109.1	$(5.9)	$1,487.0	99%

Equity AFS securities
Banking securities	$25.5	$1.7	$(0.4)	$26.8	1%
Industrial securities	5.8	-	-	5.8	-
Total equity AFS securities	$31.3	$1.7	$(0.4)	$32.6	1%
Total fixed maturity and equity AFS securities	$1,415.1	$110.8	$(6.3)	$1,519.6	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and/or 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, for structured securities (ABS, RMBS, and CMBS), cash flow trends and underlying levels of collateral are monitored. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss, and unless otherwise noted, does not consider these investments to be impaired at June 30, 2017. Only five issuers represent more than 5% of the total unrealized loss position. Of the five, two are Investment Grade Corporate Non-Convertible holdings with $0.3 million of unrealized loss, two are High Yield Corporate Non-Convertible holdings with $0.9 million of unrealized loss and one is an Investment Grade ABS Non-Housing Backed holding with $0.1 million of unrealized loss.

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy, which uses a composite rating from the main rating agencies (S&P GRS, Moody’s Investors Service, and Fitch Ratings (“Fitch”)). The rating used is the lower of the composite rating and the Company’s Internal Rating. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P GRS’s BBB- or higher (or similar rating agency). At June 30, 2017 and December 31, 2016, approximately $58.9 million (or 4.0%) and $65.7 million (or 4.4%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Fixed Maturity Securities
Asset-backed securities
Credit Cards	$11.5	$11.5	$-
Other	3.0	3.0	-
Autos	7.3	7.3	-
Commercial mortgage-backed securities - non agency backed	10.6	10.7	(0.1)
Residential mortgage-backed securities - agency backed	2.1	2.2	(0.1)
Government and government agencies
United States	6.6	6.6	-
Foreign	3.8	3.8	-
Equity Securities - other securities	5.8	5.8	-
Total fixed maturity and equity securities	$50.7	$50.9	$(0.2)
Greater than six months but less than or equal to one year
Fixed Maturity Securities
Corporate Securities
Financial Services	$6.9	$7.0	$(0.1)
Industrial	10.7	10.8	(0.1)
Utility	1.1	1.1	-
Asset-backed securities
Structured Settlements	6.9	7.0	(0.1)
Commercial mortgage-backed securities - non agency backed	13.2	13.4	(0.2)
Total fixed maturity and equity securities	$38.8	$39.3	$(0.5)
Greater than one year
Fixed Maturity Securities
Corporate Securities
Industrial	$8.2	$8.5	$(0.3)
Asset-backed securities
Structured Settlements	0.9	1.0	(0.1)
Other	7.9	7.9	-
Timeshare	0.2	0.2	-
Total fixed maturity and equity securities	$17.2	$17.6	$(0.4)
Total of all investment grade AFS securities
Fixed Maturity Securities
Corporate Securities
Financial Services	$6.9	$7.0	$(0.1)
Industrial	18.9	19.3	(0.4)
Utility	1.1	1.1	-
Asset-backed securities
Structured Settlements	7.8	8.0	(0.2)
Credit Cards	11.5	11.5	-
Other	10.9	10.9	-
Autos	7.3	7.3	-
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities - non agency backed	23.8	24.1	(0.3)
Residential mortgage-backed securities - agency backed	2.1	2.2	(0.1)
Government and government agencies
United States	6.6	6.6	-
Foreign	3.8	3.8	-
Equity Securities - other securities	5.8	5.8	-
Total investment grade AFS securities	$106.7	$107.8	$(1.1)
Total number of securities in a continuous unrealized loss position			44

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Fixed Maturity Securities
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
Fixed Maturity Securities
Corporate Securities
Industrial	$11.9	$12.4	$(0.5)
Asset-backed securities
Other	7.7	7.9	(0.2)
Timeshare	0.3	0.3	-
Total investment grade AFS securities	$19.9	$20.6	$(0.7)
Total of all investment grade AFS securities
Fixed Maturity Securities
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

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows at June 30, 2017 and December 31, 2016:

	June 30, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Fixed Maturity Securities
Corporate Securities
Industrial	$3.2	$3.3	$(0.1)
Residential mortgage-backed securities - non agency backed	0.8	0.8	-
Total fixed maturity and equity securities	$4.0	$4.1	$(0.1)
Greater than six months but less than or equal to one year
Fixed Maturity Securities
Corporate Securities
Industrial	$0.8	$0.9	$(0.1)
Total fixed maturity and equity securities	$0.8	$0.9	$(0.1)
Greater than one year
Fixed Maturity Securities
Corporate Securities
Industrial	$1.2	$2.0	$(0.8)
Municipals-tax exempt	0.9	0.9	-
Total fixed maturity and equity securities	$2.1	$2.9	$(0.8)
Total of all below investment grade AFS securities
Corporate Securities
Industrial	$5.2	$6.2	$(1.0)
Residential mortgage-backed securities - non agency backed	0.8	0.8	-
Municipals-tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$6.9	$7.9	$(1.0)

Total number of securities in a continuous unrealized loss position			5

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Industrial	$8.5	$8.6	$(0.1)
Residential mortgage-backed securities - non agency backed	8.6	8.7	(0.1)
Total fixed maturity and equity securities	$17.1	$17.3	$(0.2)
Greater than six months but less than or equal to one year
Residential mortgage-backed securities - non agency backed	0.2	0.2	-
Total fixed maturity and equity securities	$0.2	$0.2	$-
Greater than one year
Corporate Securities
Financial Services	0.9	$1.0	$(0.1)
Industrial	6.7	7.7	(1.0)
Residential mortgage-backed securities - non agency backed	2.1	2.2	(0.1)
Municipals-tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.6	1.8	(0.2)
Total fixed maturity and equity securities	$12.2	$13.6	$(1.4)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$0.9	$1.0	$(0.1)
Industrial	15.2	16.3	(1.1)
Residential mortgage-backed securities - non agency backed	10.9	11.1	(0.2)
Municipals-tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.6	1.8	(0.2)
Total below investment grade AFS securities	$29.5	$31.1	$(1.6)

Total number of securities in a continuous unrealized loss position			15

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Gross unrealized losses and OTTI on below investment grade AFS securities represented 48% and 32% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2017 and December 31, 2016, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2017.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows at June 30, 2017 and December 31, 2016:

		June 30, 2017
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)

Less than or equal to six months	70% to 100%	$4.0	$4.1	$(0.1)
		$4.0	$4.1	$(0.1)

Greater than six months but less than or equal to one year	70% to 100%	$0.8	$0.9	$(0.1)
		$0.8	$0.9	$(0.1)

Greater than one year	70% to 100%	$0.9	$0.9	$-
	40% to 70%	1.2	2.0	(0.8)
		$2.1	$2.9	$(0.8)
Total		$6.9	$7.9	$(1.0)

		December 31, 2016
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)

Less than or equal to six months	70% to 100%	$17.0	$17.2	$(0.2)
		$17.0	$17.2	$(0.2)

Greater than six months but less than or equal to one year	70% to 100%	$0.2	$0.2	$-
		$0.2	$0.2	$-

Greater than one year	70% to 100%	$10.8	$11.6	$(0.8)
	40% to 70%	1.4	2.0	(0.6)
		$12.2	$13.6	$(1.4)
Total		$29.4	$31.0	$(1.6)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives

The $17.1 million decrease in the payables for collateral under securities loaned, reverse repurchase agreements and derivatives balance from December 31, 2016 to June 30, 2017 was primarily driven by a first quarter reduction in the dollar roll reverse repurchase agreements of $26.8 million, which are the only type of reverse repurchase agreements the Company enters into at this time. This was partially offset by the first quarter reduction in the securities lending program of $152.8 million, and further offset by an increase in securities lending activity of $161.8 million during the second quarter of 2017 as new securities lending agreements were put into place.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2017 and December 31, 2016, the Company’s assets included $1.6 billion and $1.6 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the six months ended June 30, 2017 and 2016, the Company paid a $44.8 million and $13.5 million return of capital to TA Corp, respectively. For the six months ended June 30, 2017 and 2016, the Company paid no dividend and a $75.0 million cash dividend to TA Corp, respectively.

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

On March 24, 2017, Fitch affirmed the Company’s rating at A+.

The following table summarizes the Company’s ratings at August 14, 2017.

2017

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

Commitments and Contingencies

The following table summarizes the Company’s projected cash benefit obligations to policyholders at June 30, 2017 related to the indicated accounts:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$168	$298	$258	$1,453	$2,177
Separate Accounts (a)	643	1,135	995	4,939	7,712
0	$811	$1,433	$1,253	$6,392	$9,889

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

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At both June 30, 2017 and December 31, 2016, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $3.8 million and $4.0 million at June 30, 2017 and December 31, 2016, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

For the three months ended June 30, 2017 and 2016, the Company recorded net income (loss) of $24.1 million and $5.7 million, respectively. For the six months ended June 30, 2017 and 2016, the Company recorded net income (loss) of $49.0 million and ($0.9) million, respectively. During the three and six months ended June 30, 2017 the increase in net earnings as compared to the same period in 2016 was primarily driven by lower policy benefits expense, partially offset by higher derivative losses in the first quarter of 2017.

The following table provides the components in policy charge revenue by type for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2017	2016	2017	2016
Asset-based policy charge revenue	$22.1	$21.8	$44.1	$43.3
Reinsurance premiums ceded	(1.0)	(1.0)	(2.0)	(2.1)
Guaranteed benefit based policy charge revenue	5.0	5.5	10.3	10.9
Non-asset based policy charge revenue	11.3	11.6	22.4	22.9
Total policy charge revenue	$37.4	$37.9	$74.8	$75.0

Net derivative gains (losses) recorded in income for the three months ended June 30, 2017 and 2016 were ($6.5) million and ($6.7) million. Net derivative gains (losses) recorded in income for the six months ended June 30, 2017 and 2016 were ($30.8) million and ($3.3) million. The following table provides the components in net derivative gains (losses) by type:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(dollars in millions)		2017	2016	2017	2016
Short futures		$-	$(1.2)	$(0.7)	$(2.5)
Long futures	(a)	1.5	3.1	1.8	7.0
Variance swaps		(0.6)	(1.0)	(2.4)	(1.7)
Total return swaps	(b)	(3.5)	(11.0)	(8.4)	(17.0)
Options	(c)	(6.9)	(1.8)	(23.8)	(3.2)
Interest rate swaps	(d)	1.8	5.1	1.2	13.8
Credit default swaps		1.2	0.1	1.5	0.3
Total net derivative gains (losses)		$(6.5)	$(6.7)	$(30.8)	$(3.3)

(a)

Long positions on bond futures contracts produced $1.5 million in realized gains during the quarter as a result of the flattening rate curve, which subsequently increased the value of the underlying bonds.

(b)	Short positions on equity-linked total return swaps resulted in losses of $3.5 million during the second quarter as a reflection of lower equity leg resets relative to payment dates.
(c)

Put options produced $6.9 million of losses during the second quarter, driven by normal amortization of $5.7 million on acquisitions in the second quarter of 2017 and fourth quarter of 2016, in addition to realized losses of $6.4 million and mark to market gains of $5.2 million on maturities and dispositions.

(d)	Receive fixed vanilla interest rate swaps generated $1.8 million in mark to market gains, resulting from the flattening rate curve during the second quarter.

For the three and six months ended June 30, 2017, the Company did not record OTTI in income. For the three and six months ended June 30, 2016, the Company recorded OTTI in income of $1.0 and $4.7 million, respectively.

The following table provides the components in policy benefits by type for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2017	2016	2017	2016
Annuity benefit unlocking	$(12.1)	$(4.5)	$(38.9)	$10.0
Annuity benefit expense	15.9	17.5	26.3	31.4
Amortization (accretion) of deferred sales inducements	0.1	(0.1)	0.4	0.1
Life insurance mortality expense	8.0	9.0	14.6	23.4
Total policy benefits	$11.9	$21.9	$2.4	$64.9

For the three and six months ended June 30, 2017, policy benefits expense decreased $10.0 million and $62.5 million, respectively, primarily driven by the favorable impact of reserve unlocking in 2017, resulting from higher than expected market returns, as compared to unfavorable unlocking in 2016, resulting from lower interest rates. In addition, both annuity benefit expense and life insurance mortality expense decreased in 2017 as compared to 2016, driven by favorable claims experience.

Amortization of VOBA decreased $4.8 million from $7.6 million at June 30, 2016 to $2.9 million at June 30, 2017. The decrease was primarily driven by higher fund performance and the impact of higher interest rates, offset by an increase in amortization due to favorable mortality expense for the three months ended June 30, 2017, compared to the same period in 2016. There were no VOBA impairment charges for the three months ended June 30, 2017 and 2016.

For a complete discussion of the Company’s accounting policies related to VOBA, refer to the 2016 Annual Report on Form 10-K.

Insurance, general and administrative expenses decreased $3.7 million and $4.7 million during the three and six months ended June 30, 2017, respectively, as compared to the same period in 2016 due to the $3.2 million release of a previously set accrual as a result of remediation of model changes completed during the second quarter of 2017. The following table provides the components in insurance expenses and taxes for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2017	2016	2017	2016
Commissions	$6.7	$6.5	$12.6	$13.1
General insurance expenses	(0.5)	3.4	2.2	6.5
Taxes, licenses, and fees	0.4	0.3	0.6	0.5
Total insurance, general and administrative expenses	$6.6	$10.2	$15.4	$20.1

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

All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contributions to the Statement of Income (Loss) for the three and six months ended June 30, 2017 and 2016:

Annuity	Three months ended June 30, 2017	Three months ended June 30, 2016
Policy charge revenue	$23.9	$24.2
Net Investment income (loss)	13.0	13.5
Net realized investment gains (losses)	1.9	1.1
Derivative gains (losses)	(6.5)	(6.7)
Total Revenue	$32.3	$32.1

Interest credited to policyholder liabilities	$1.9	$2.3
Policy benefits (net of reinsurance recoveries)	3.9	12.9
Amortization (accretion) of DAC	0.6	(0.5)
Amortization (accretion) of VOBA	0.6	1.4
Insurance, general and administrative expenses	5.8	9.2
Total Expenses	$12.8	$25.3

Income (Loss) before taxes	$19.5	$6.8
Income tax expense (benefit)	-	1.3
Net income (loss)	$19.5	$5.5

Life Insurance
Policy charge revenue	$13.4	$13.7
Net Investment income (loss)	13.4	14.1
Net realized investment gains (losses)	0.3	(1.0)
Derivative gains (losses)	-	-
Total Revenue	$27.1	$26.8

Interest credited to policyholder liabilities	$11.5	$11.7
Policy benefits (net of reinsurance recoveries)	8.0	9.0
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	2.2	6.2
Insurance, general and administrative expenses	0.8	1.0
Total Expenses	$22.5	$27.9

Income (Loss) before taxes	$4.6	$(1.1)
Income tax expense (benefit)	-	(1.3)
Net income (loss)	$4.6	$0.2

Annuity	Six months ended June 30, 2017	Six months ended June 30, 2016
Policy charge revenue	$47.9	$47.9
Net Investment income (loss)	27.3	25.5
Net realized investment gains (losses)	1.7	0.8
Derivative gains (losses)	(30.8)	(3.3)
Total Revenue	$46.1	$70.9

Interest credited to policyholder liabilities	$3.6	$4.4
Policy benefits (net of reinsurance recoveries)	(12.2)	41.6
Amortization (accretion) of DAC	1.7	0.4
Amortization (accretion) of VOBA	2.2	3.1
Insurance, general and administrative expenses	13.9	18.4
Total Expenses	$9.2	$67.9

Income (Loss) before taxes	$36.9	$3.0
Income tax expense (benefit)	0.4	2.6
Net income (loss)	$36.5	$0.4

Life Insurance
Policy charge revenue	$26.9	$27.0
Net Investment income (loss)	27.1	28.6
Net realized investment gains (losses)	0.5	(0.9)
Derivative gains (losses)	-	-
Total Revenue	$54.5	$54.7

Interest credited to policyholder liabilities	$22.8	$23.6
Policy benefits (net of reinsurance recoveries)	14.6	23.4
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	3.0	9.9
Insurance, general and administrative expenses	1.5	1.7
Total Expenses	$41.9	$58.6

Income (Loss) before taxes	$12.6	$(3.9)
Income tax expense (benefit)	0.2	(2.6)
Net income (loss)	$12.4	$(1.3)

For the three months ended June 30, 2017, the $14.0 million increase in net income for the annuity segment was primarily due to the release of policy benefit reserves $9.0 million and lower insurance, general and administrative expenses of $3.4 million. For the six months ended June 30, 2017, the $36.1 million increase in net income was due to the release of policy benefit reserves $53.8 million and lower insurance, general and administrative expenses of $4.5 million, in addition to a partial offset due to higher derivative losses of $27.5 million in the first quarter of 2017. The release in policy benefits reserves resulted from higher than expected equity market returns. The decrease in insurance, general and administrative expenses was driven by a $3.2 million release of a previously set accrual as a result of remediation of model changes completed during the second quarter of 2017.

For the three months ended June 30, 2017, the $4.4 million increase in net income for the life segment was primarily due $4.0 million lower amortization of VOBA, driven by higher fund performance. For the six months ended June 30, 2017, the $13.7 million increase in net income was driven by lower policy benefits expenses of $8.8 million, resulting from favorable claims experience, along with lower VOBA amortization of $6.9 million, driven by higher fund performance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. Our largest exposures are to changes in the financial markets (e.g. interest rate, credit and equity market risks) that affect the value of our investments, liabilities from products that we sold, deferred expenses and the value of business acquired. There have been no material changes in our economic exposure to market risk from December 31, 2016. See “Item 7A, Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2016 Annual Report on Form 10-K for a full description of our risk management and control systems.

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

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the second fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: August 14, 2017	By:	/s/ C. Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer of the Registrant pursuant to Rule 15d-14(a).
31.2	Certification by the Chief Financial Officer of the Registrant pursuant to Rule 15d-14(a).
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.