Form 10-Q
period 2017-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2017-11-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

FINAL

PART I. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2017 - $1,457,131; 2016 - $1,383,787)	$1,585,900	$1,487,037
Equity available-for-sale securities, at estimated fair value
(cost: 2017 - $31,264; 2016 - $31,264)	34,067	32,551
Limited partnerships	42,477	70,910
Mortgage loans on real estate	25,194	116,208
Policy loans	613,687	632,834
Derivative assets	2,903	16,526
Total investments	2,304,228	2,356,066
Cash and cash equivalents	323,307	267,844
Accrued investment income	31,254	34,318
Deferred policy acquisition costs	31,042	33,901
Deferred sales inducements	7,037	7,708
Value of business acquired	200,436	222,299
Goodwill	2,800	2,800
Income tax asset	1	576
Reinsurance receivables	200	166
Receivable for investments sold - net	3,917	997
Other assets	41,083	35,484
Recoverable of ceded guaranteed minimum income benefits embedded derivatives, at fair value	30,913	48,166
Separate Accounts assets	5,753,735	5,659,950
Total Assets	$8,729,953	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	September 30,	December 31,
(dollars in thousands, except share data)	2017	2016
	(unaudited)
LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,056,042	$1,096,695
Future policy benefits	431,926	486,826
Claims and claims settlement expenses	43,880	37,556
Total policyholder liabilities and accruals	1,531,848	1,621,077
Payables for collateral under securities loaned,
reverse repurchase agreements and derivatives	254,545	245,702
Checks not yet presented for payment	5,678	4,261
Derivative liabilities	1,001	15,165
Affiliated payables - net	6,334	5,064
Reinsurance payables	195	203
Other liabilities	7,230	12,461
Separate Accounts liabilities	5,753,735	5,659,950
Total Liabilities	7,560,566	7,563,883

Stockholder's Equity
Common stock ($10 par value; authorized 1,000,000 shares;
issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,390,056	1,425,816
Accumulated other comprehensive income, net of taxes	79,218	55,350
Retained Earnings (Deficit)	(302,387)	(377,274)
Total Stockholder's Equity	1,169,387	1,106,392
Total Liabilities and Stockholder's Equity	$8,729,953	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016

	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$37,454	$38,242	$112,299	$113,141
Net investment income (loss)	27,427	29,224	81,788	83,290
Net realized investment gains (losses)
Other-than-temporary impairment gains (losses) on securities	-	-	-	(4,563)
Portion of other-than-temporary impairments previously
recognized in other comprehensive income (loss)	-	-	-	(121)
Net other-than-temporary impairment losses on
securities recognized in income	-	-	-	(4,684)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	4,711	1,690	6,926	6,297
Net realized investment gains (losses)	4,711	1,690	6,926	1,613
Net derivative gains (losses)	(9,239)	(34,133)	(40,007)	(37,427)
Total Revenues	60,353	35,023	161,006	160,617

Benefits and Expenses
Interest credited to policyholder liabilities	13,207	13,637	39,560	41,620
Policy benefits (net of reinsurance recoveries:
2017 - $212; 1,385; 2016 - $2,310; $3,517)	(963)	(5,767)	1,436	59,146
Amortization (accretion) of deferred policy acquisition costs	1,139	1,995	2,876	2,437
Amortization (accretion) of value of business acquired	11,295	14,018	16,513	27,009
Insurance, General and Administrative Expenses	9,739	8,131	25,159	28,299
Total Benefits and Expenses	34,417	32,014	85,544	158,511
Income (Loss) Before Taxes	25,936	3,009	75,462	2,106
Income Tax Expense (Benefit)	-	-	575	-
Net Income (Loss)	$25,936	$3,009	$74,887	$2,106

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2017	2016	2017	2016
	(unaudited)		(unaudited)

Net Income (Loss)	$25,936	$3,009	$74,887	$2,106

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	1,592	(796)	26,039	88,613
Reclassification adjustment for (gains) losses included in net income (loss)	-	1,775	(79)	43
	1,592	979	25,960	88,656
Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(1,803)	(3,101)	888	(2,961)
Reclassification adjustment for (gains) losses included in net income (loss)	63	305	683	621
	(1,740)	(2,796)	1,571	(2,340)
Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	407	1,064	1,076	309
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	-	-	121
	407	1,064	1,076	430
Adjustments
Value of business acquired	(780)	(3,072)	(4,739)	(15,488)
Total other comprehensive income (loss), net of taxes	(521)	(3,825)	23,868	71,258
Comprehensive Income (Loss)	$25,415	$(816)	$98,755	$73,364

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(dollars in thousands)	2017	2016
	(unaudited)
Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,425,816	$1,514,157
Return of capital to Transamerica Corporation	(35,760)	(88,341)
Balance at end of period	$1,390,056	$1,425,816

Accumulated Other Comprehensive Income
Balance at beginning of period	$55,350	$56,591
Total other comprehensive income (loss), net of taxes	23,868	(1,241)
Balance at end of period	$79,218	$55,350

Retained Earnings (Deficit)
Balance at beginning of period	$(377,274)	$(281,747)
Net income (loss)	74,887	(20,527)
Cash dividend paid to Transamerica Corporation	-	(75,000)
Balance at end of period	$(302,387)	$(377,274)

Total Stockholder's Equity	$1,169,387	$1,106,392

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$74,887	$2,106
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	2,859	2,404
Change in deferred sales inducements	671	546
Change in value of business acquired	16,513	27,009
Change in benefit reserves, net of change in ceded reinsurance recoverable	(40,083)	3,879
Change in income tax accruals	575	-
Change in claims and claims settlement expenses	6,324	(1,002)
Change in other operating assets and liabilities - net	(8,366)	(17,045)
Change in checks not yet presented for payment	1,417	4,336
Amortization (accretion) of investments	(929)	(685)
Interest credited to policyholder liabilities	39,560	41,620
Net derivative (gains) losses	40,007	37,427
Net realized investment (gains) losses	(6,926)	(1,613)
Change in unrealized (gains) losses related to limited partnerships	(2,999)	1,053
Net cash and cash equivalents provided by/(used in) operating activities	123,510	100,035

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	243,669	313,995
Maturities of available-for-sale securities and mortgage loans	139,435	218,467
Purchases of available-for-sale securities and mortgage loans	(356,979)	(437,145)
Sales of limited partnerships	97,497	3,788
Purchases of limited partnerships	(66,065)	(11,372)
Change in affiliated short-term note receivable	-	25,000
Cash received in connection with derivatives	50,677	20,177
Cash paid in connection with derivatives	(91,553)	(59,300)
Policy loans on insurance contracts - net	19,146	25,647
Net settlement on futures contracts	525	2,978
Net cash and cash equivalents provided by/(used in) investing activities	$36,352	$102,235

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended
	September 30,
(dollars in thousands)	2017	2016
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$6,960	$9,042
Policyholder withdrawals	(84,737)	(104,484)
Cash dividend paid to Transamerica Corporation	-	(75,000)
Return of capital to Transamerica Corporation (a)	(35,760)	(12)
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	9,138	132,389
Cash receipts from affiliated short-term note payable	38,000	-
Cash paid on affiliated short term note payable	(38,000)	-
Net cash and cash equivalents provided by/(used in) financing activities	(104,399)	(38,065)

Net increase (decrease) in cash and cash equivalents	55,463	164,205
Cash and cash equivalents, beginning of period	267,844	236,482
Cash and cash equivalents, end of period	$323,307	$400,687

(a)

Not included in return of capital to Transamerica Corporation for the nine months ended September 30, 2016 is the amount payable to Transamerica Corporation in connection with the tax allocation agreement of $5,750. The amount payable is presented on the Balance Sheets within the affiliated payables – net line item.

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC,” the “Registrant,” the “Company,” “we,” “our,” or “us”) is a wholly owned subsidiary of Transamerica Corporation (“TA Corp,” “the Parent”), which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. AEGON N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

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

Accounting Estimates and Assumptions

The preparation of financial statements in conformity to GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: the fair value of certain investments (including derivatives), asset valuation allowances, deferred policy acquisition costs, deferred sales inducements, the value of business acquired, goodwill, policyholder liabilities, income taxes, and the potential effects of unresolved litigation matters.

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the Balance Sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the Balance Sheet date. Events that are indicative of conditions that arose after the Balance Sheet date are disclosed, but do not result in an adjustment of the Financial Statements themselves. No subsequent events have been identified through November 14, 2017 that require adjustments to or disclosure in the Financial Statements.

Future Accounting Guidance

Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance on derivatives and hedging ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The amendments in this new guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years.  The objectives of the new guidance are to improve transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers.  The Company is evaluating the impact that adoption of this Update will have on its Financial Statements.

Note 2.  Fair Value of Financial Instruments

Fair Value Measurements

Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

a)	Quoted prices for similar assets or liabilities in active markets
b)	Quoted prices for identical or similar assets or liabilities in non-active markets
c)	Inputs other than quoted market prices that are observable
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Both observable and unobservable inputs may be used to determine the fair value of positions classified in Level 3. The circumstances for using unobservable measurements include those in which there is little, if any, market activity for the assets or liabilities. Therefore, the Company must make assumptions about inputs that a hypothetical market participant would use to value the assets and liabilities.

The Company recognizes transfers between levels at the beginning of the quarter.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity available-for-sale ("AFS") securities (a)
Corporate securities	$-	$966,863	$-	$966,863
Asset-backed securities	-	39,320	10,256	49,576
Commercial mortgage-backed securities	-	74,060	-	74,060
Residential mortgage-backed securities	-	114,011	-	114,011
Municipals	-	882	-	882
Government and government agencies
United States	354,407	-	-	354,407
Foreign	1,460	24,641	-	26,101
Total fixed maturity AFS securities	$355,867	$1,219,777	$10,256	$1,585,900
Equity AFS securities (a)
Banking securities	$-	$28,292	$-	$28,292
Industrial securities	-	5,775	-	5,775
Total equity AFS securities	$-	$34,067	$-	$34,067
Cash equivalents (b)	$-	$322,028	$-	$322,028
Derivative assets (c)	-	2,903	-	2,903
Fair value recoverable of ceded guaranteed minimum income benefits ("GMIB") embedded derivatives (d)	-	-	30,913	30,913
Investments measured at net asset value ("NAV") (e)	-	-	-	5,796,212
Total assets	$355,867	$1,578,775	$41,169	$7,772,023

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$41,578	$41,578
Derivative liabilities (c)	-	1,001	-	1,001
Total liabilities	$-	$1,001	$41,578	$42,579

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$911,851	$-	$911,851
Asset-backed securities	-	43,372	9,215	52,587
Commercial mortgage-backed securities	-	76,513	-	76,513
Residential mortgage-backed securities	-	96,177	-	96,177
Municipals	-	856	-	856
Government and government agencies
United States	341,379	-	-	341,379
Foreign	1,480	6,194	-	7,674
Total fixed maturity AFS securities	$342,859	$1,134,963	$9,215	$1,487,037
Equity AFS securities (a)
Banking securities	$-	$26,726	$-	$26,726
Industrial securities	-	5,825	-	5,825
Total equity AFS securities	$-	$32,551	$-	$32,551
Cash equivalents (b)	$-	$265,538	$-	$265,538
Derivative assets (c)	-	16,526	-	16,526
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	48,166	48,166
Investments measured at NAV (e)	-	-	-	5,730,860
Total assets	$342,859	$1,449,578	$57,381	$7,580,678

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$55,143	$55,143
Derivative liabilities (c)	-	15,165	-	15,165

Total liabilities	$-	$15,165	$55,143	$70,308

(a)

The fair values of debt securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its debt securities. The Company’s valuation policy utilizes a pricing hierarchy that dictates that publicly available prices are initially sought from indices and third party pricing services. In the event that pricing is not available from these sources, securities are submitted to brokers to obtain quotes. The majority of brokers’ quotes are non-binding. As part of the pricing process, the Company assesses the appropriateness of each quote (i.e., whether the quote is based on observable market transactions) to determine the most appropriate estimate of fair value. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use the following inputs: reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Following is additional discussion of the valuation methodologies for certain types of debt and equity securities:

Corporate debt securities - Valuations of corporate debt securities are monitored and reviewed on a monthly basis. The pricing hierarchy is dependent on the possibility of corroboration of market prices when available. If no market prices are available, valuations are determined by a discounted cash flow methodology using an internally calculated yield. The yield is comprised of a credit spread over a given benchmark, taking into account liquidity risk for thinly traded securities.

Residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) - Valuations of RMBS, CMBS and ABS are monitored and reviewed on a monthly basis. Valuations are based on a pricing hierarchy and, depending on the asset type, the pricing hierarchy consists of a waterfall that starts with making use of market prices from indices and follows with making use of third-party pricing services or brokers. The pricing hierarchy is dependent on the possibility of corroborating the market prices. If no market prices are available, the Company uses either internal models or another available pricing source to determine fair value. Significant inputs included in the internal models are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Market standard models may be used to model the specific collateral composition and cash flow structure of each transaction. The most significant unobservable input is the illiquidity premium, which is embedded in the discount rate.

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
(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, credit default swaps, and options for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of exchange traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the Overnight Index Swap at the reporting date, as compared to the fixed leg of the swap. The fair value of over-the-counter traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value of inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Price Index (“S&P”) at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. The fair value of equity options is calculated using the Black-Scholes model and market observable inputs for the underlying market price and volatility surface. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model.

(d)

The Company reinsures a portion of its variable annuity business that offers GMIB reinsurance. GMIB reinsurance contracts are treated as embedded derivatives since they contain payment provisions for net settlement and, therefore, are reported separately from the host contract.

(e)

Amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy in accordance with ASC 820-10. These investments do not have lockup periods.

	September 30, 2017				December 31, 2016
Investment:	Fair	Unfunded	Redemption	Redemption	Fair	Unfunded
Limited Partnerships	Value	Commitments	Frequency	Notice Period	Value	Commitments
Limited Partnership - Private Equity	$1,103	$-	None	None	$1,759	$-
Limited Partnership - Hedge Funds	41,374	298	Quarterly	60-65 days	69,151	-
	$42,477	$298			$70,910	$-
Separate Accounts	5,753,735	-	None	None	5,659,950	-
Investments measured at NAV	$5,796,212	$298			$5,730,860	$-

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

For the nine months ended September 30, 2017 and twelve months ended December 31, 2016, there were no transfers between Level 1 and 2.

The following table provides a summary of the change in the fair value of the Company's Level 3 fixed maturity AFS securities at September 30, 2017 and December 31, 2016:

	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2016
	Fixed Maturity AFS	Fixed Maturity AFS
	Securities	Securities
Balance at beginning of period (a)	$9,215	$6,666
Change in unrealized gains (losses) (b)	222	(243)
Purchases	4,001	2,792
Sales	(2,189)	(326)
Transfers into Level 3	3,000	2,113
Transfers out of Level 3	(3,994)	(1,954)
Net realized investment gains (c)	1	167
Balance at end of period (a)	$10,256	$9,215

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) (“OCI”) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) on securities in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market-observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The primary drivers for the increase in Level 3 fixed maturity securities at September 30, 2017 is due to the transfer of an asset-backed security from Level 2 to a Level 3 due to the unavailability of market-observable data (Level 2).

The Company's Level 3 assets consist of GMIB reinsurance and Level 3 liabilities consist of provisions for GMWB and SALB. The fair value of these assets and liabilities is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets. An increase (decrease) in credit spread of GMWB and SALB in isolation would result in a lower (higher) fair value liability measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value liability measurement.

The expected market rates of return are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 35 basis points (“bps”) and 50 bps at September 30, 2017 and December 31, 2016, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25%-30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. The resulting volatility assumption in year 20 for the S&P (expressed as a spot rate) was 22.9% and 24.0% at September 30, 2017 and December 31, 2016, respectively. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 liabilities (assets) at September 30, 2017 and December 31, 2016:

	Nine Months Ended			Twelve Months Ended
	September 30, 2017			December 31, 2016
		GMIB			GMIB
	GMWB	Reinsurance	SALB	GMWB	Reinsurance	SALB
Balance at beginning of period (a)	$54,414	$(48,166)	$729	$60,618	$(61,426)	$511
Changes in interest rates (b)	5,241	(2,620)	-	(4,179)	2,262	-
Changes in equity markets (b)	(16,099)	19,892	-	(5,988)	12,560	218
Other (b)	(2,707)	(19)	-	3,963	(1,562)	-
Balance at end of period (a)	$40,849	$(30,913)	$729	$54,414	$(48,166)	$729

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

For the nine months ended September 30, 2017, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in equity market performance, interest rates, and annual model assumption updates.  The fair value of the GMWB decreased primarily due to favorable equity market returns, along with changes in annual model assumption updates for improved mortality, partially offset by low interest rates and a decrease in own credit spread.  The increase to the GMIB reinsurance guarantees was driven primarily by favorable equity market returns, slightly offset by low interest rates.

The following tables provide a summary of the quantitative inputs and assumptions of the Company's Level 3 assets and liabilities at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$10,256	Broker	(a)	(a)
Total fixed maturity securities	$10,256

Future policy benefits (embedded derivatives) - GMIB Reinsurance	30,913	Discounted cash flows	Own credit risk	35 bps
			Long-term volatility	25% - 30%
Total assets	$41,169

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$40,849	Discounted cash flows	Own credit risk	35 bps
			Long-term volatility	25% - 30%
			Illiquidity premium adjustment	53 bps

Future policy benefits - SALB	729	(b)	(b)	(b)
Total liabilities	$41,578

	December 31, 2016
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$9,215	Broker	(a)	(a)

Future policy benefits (embedded derivatives) - GMIB Reinsurance	48,166	Discounted cash flows	Own credit risk	50 bps
			Long-term volatility	25% - 30%
Total assets	$57,381

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$54,414	Discounted cash flows	Own credit risk	50 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	729	(b)	(b)	(b)
Total liabilities	$55,143

(a)

The Company has obtained non-binding broker quotes, which cannot be corroborated by market observable data, to assist in determining the fair values of the Level 3 fixed maturity securities. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and obtains an asset specialist’s review of the broker’s price.

(b)	The SALB is a product with fewer than 125 policies. Due to the small size of this block, the liability was established based on the fees.

The following tables provide the estimated fair value of the Company's assets not carried at fair value on the Balance Sheets at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$26,203	$26,203
Policy loans (b)	-	613,687	-	613,687
Total assets	$-	$613,687	$26,203	$639,890

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$115,020	$115,020
Policy loans (b)	-	632,834	-	632,834
Total assets	$-	$632,834	$115,020	$747,854

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3.  Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and other-than-temporary impairments (“OTTI”) reflected in accumulated other comprehensive income (“AOCI”) of investments in fixed maturity and equity AFS securities at September 30, 2017 and December 31, 2016 were:

	September 30, 2017
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$905,790	$62,467	$(1,394)	$966,863	$-
Asset-backed securities	49,507	265	(196)	49,576	-
Commercial mortgage-backed securities	72,585	1,790	(315)	74,060	-
Residential mortgage-backed securities	106,433	7,613	(35)	114,011	-
Municipals	906	-	(24)	882	-
Government and government agencies
United States	297,751	56,684	(28)	354,407	-
Foreign	24,159	2,012	(70)	26,101	-
Total fixed maturity AFS securities	$1,457,131	$130,831	$(2,062)	$1,585,900	$-

Equity AFS securities
Banking securities	$25,473	$2,819	$-	$28,292	$-
Industrial securities	5,791	-	(16)	5,775	-
Total equity AFS securities	$31,264	$2,819	$(16)	$34,067	$-

	December 31, 2016
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$859,028	$56,387	$(3,564)	$911,851	$-
Asset-backed securities	53,421	15	(849)	52,587	-
Commercial mortgage-backed securities	75,396	1,706	(589)	76,513	-
Residential mortgage-backed securities	92,943	4,004	(770)	96,177	(5)
Municipals	909	-	(53)	856	-
Government and government agencies
United States	295,581	45,798	-	341,379	-
Foreign	6,509	1,165	-	7,674	-
Total fixed maturity AFS securities	$1,383,787	$109,075	$(5,825)	$1,487,037	$(5)

Equity AFS securities
Banking securities	$25,473	$1,721	$(468)	$26,726	$-
Industrial securities	5,791	34	-	5,825	-
Total equity AFS securities	$31,264	$1,755	$(468)	$32,551	$-

(a)	Represents OTTI in AOCI, which were not reflected in earnings. Amount excludes $3,517 and $2,446 of unrealized gains at September 30, 2017 and December 31, 2016, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2017 and December 31, 2016 were:

	September 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,379,519	$1,498,855	$1,294,978	$1,393,503
Below investment grade	77,612	87,045	88,809	93,534
Total fixed maturity AFS securities	$1,457,131	$1,585,900	$1,383,787	$1,487,037

At September 30, 2017 and December 31, 2016, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $94,134 and $65,730, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments to assess whether they are other-than-temporarily impaired.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2017 and December 31, 2016 by contractual maturities were:

	September 30, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity AFS securities
Due in one year or less	$73,627	$75,222	$56,748	$57,489
Due after one year through five years	481,655	506,333	523,815	555,221
Due after five years through ten years	141,297	147,232	95,744	99,697
Due after ten years	532,027	619,466	485,720	549,354
	$1,228,606	$1,348,253	$1,162,027	$1,261,761
Mortgage-backed securities and other asset-backed securities	$228,525	$237,647	$221,760	$225,276
Total fixed maturity AFS securities	$1,457,131	$1,585,900	$1,383,787	$1,487,037

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

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$117,891	$118,457	$(566)
Asset-backed securities	10,250	10,282	(32)
Commercial mortgage-backed securities	27,104	27,393	(289)
Residential mortgage-backed securities	2,092	2,127	(35)
Government and government agencies
United States	6,594	6,622	(28)
Equity securities	5,775	5,791	(16)
Total fixed maturity and equity AFS securities	$169,706	$170,672	$(966)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$1,219	$1,394	$(175)
Asset-backed securities	1,557	1,605	(48)
Commercial mortgage-backed securities	995	1,021	(26)
Foreign	3,742	3,812	(70)
Total fixed maturity and equity AFS securities	$7,513	$7,832	$(319)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$7,836	$8,489	$(653)
Asset-backed securities	7,986	8,102	(116)
Residential mortgage-backed securities	8	8	-
Municipals	882	906	(24)
Total fixed maturity and equity AFS securities	$16,712	$17,505	$(793)
Total fixed maturity and equity AFS securities	$193,931	$196,009	$(2,078)

	December 31, 2016
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$64,992	$66,625	$(1,633)
Asset-backed securities	30,729	31,253	(524)
Commercial mortgage-backed securities	30,698	31,285	(587)
Residential mortgage-backed securities	54,987	55,690	(703)
Equity securities - banking securities	8,213	8,500	(287)
Total fixed maturity and equity AFS securities	$189,619	$193,353	$(3,734)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$4,522	$4,863	$(341)
Asset-backed securities	879	1,000	(121)
Commercial mortgage-backed securities	1,010	1,012	(2)
Residential mortgage-backed securities	212	229	(17)
Total fixed maturity and equity AFS securities	$6,623	$7,104	$(481)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$19,541	$21,131	$(1,590)
Asset-backed securities	7,978	8,182	(204)
Residential mortgage-backed securities	2,122	2,172	(50)
Municipals	856	909	(53)
Equity AFS securities - banking securities	1,615	1,796	(181)
Total fixed maturity and equity AFS securities	$32,112	$34,190	$(2,078)
Total fixed maturity and equity AFS securities	$228,354	$234,647	$(6,293)
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The total number of securities in an unrealized loss position was 67 and 81 at September 30, 2017 and December 31, 2016, respectively. The Company held 367 and 360 total securities at September 30, 2017 and December 31, 2016, respectively.

The fair value, gross unrealized losses/the portion of OTTI recognized in OCI and the number of securities with fair value declining below amortized cost by between 20% and 40% by length of time that securities have been in a continuous unrealized loss position were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized	Number of
	Fair Value	Losses/OTTI (a)	Securities	Fair Value	Losses/OTTI (a)	Securities
Decline 20% - 40%
Held longer than one year	$1,375	$(614)	1	$1,375	$(614)	1
Total	$1,375	$(614)	1	$1,375	$(614)	1

(a)    Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of    Comprehensive Income (Loss).

Unrealized gains (losses) incurred during the first nine months of 2017 and twelve months of 2016 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. For fixed maturity AFS securities, the Company does not intend to sell them, nor is it more likely than not that the Company will be required to sell them before the recovery of its amortized cost basis, and the Company expects to recover the entire cost basis of the debt securities. In making the other-than-temporary impairment assessment, the Company also considered all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. Therefore, the Company determined that these fixed maturity AFS securities were not other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
Assets
Fixed maturity AFS securities	$128,769	$103,250
Equity AFS securities	2,803	1,287
Cash flow hedges	348	(1,224)
Value of business acquired	(31,369)	(26,630)
	$100,551	$76,683
Liabilities
Income taxes - deferred	$(21,333)	$(21,333)
Stockholder's Equity
Accumulated other comprehensive income, net of taxes	$79,218	$55,350

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were $0 and $1,183 in prepayment premiums collected during the three and nine months ended September 30, 2017. There were no prepayment premiums collected for the twelve months ended December 31, 2016. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At September 30, 2017 and December 31, 2016, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at September 30, 2017 and December 31, 2016 was $26,203 and $115,020, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at September 30, 2017 and December 31, 2016. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss).

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Florida, California, Utah, and Minnesota, which account for approximately 82% of mortgage loans at September 30, 2017.

The credit quality of commercial mortgage loans at September 30, 2017 and December 31, 2016 was as follows:

	September 30,	December 31,
Commercial	2017	2016
AAA - AA	$8,358	$43,047
A	16,846	55,269
BBB	-	17,970
Total mortgage loans on real estate	$25,204	$116,286
Less: allowance for credit losses	(10)	(78)

Total mortgage loans on real estate, net	$25,194	$116,208

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

Securities Lending

The following table provides a summary of the securities lending program at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Payables for collateral under securities loaned	$185,311	$199,412
Amortized cost of securities out on loan	150,356	166,942
Estimated fair value of securities out on loan	180,797	194,996

Reverse Repurchase Agreements

The following table provides a summary of the dollar roll reverse repurchase agreements at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Payables for reverse repurchase agreements	$67,436	$46,637
Amortized cost of securities pledged	66,448	47,021
Estimated fair value of securities pledged	66,812	46,401

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$66,812	$66,812
Total	$-	$66,812	$66,812

Securities lending transactions
U.S. Treasury and agency securities	$152,572	$-	$152,572
Corporate securities	27,219	-	27,219
Equity securities-banking	1,006	-	1,006
Total	$180,797	$-	$180,797
Total Borrowings	$180,797	$66,812	$247,609

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$252,747

	December 31, 2016
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$46,401	$46,401
Total	$-	$46,401	$46,401

Securities lending transactions
U.S. Treasury and agency securities	$144,705	$-	$144,705
Corporate securities	40,774	-	40,774
Equity securities-banking	9,517	-	9,517
Total	$194,996	$-	$194,996
Total Borrowings	$194,996	$46,401	$241,397

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,049

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at September 30, 2017 and December 31, 2016:

	Notional		Fair Value
	September 30,	December 31,	September 30,	December 31,
Derivative Type	2017	2016	2017	2016
Non-qualifying hedges
Short futures	$11,484	$25,157	$-	$-
Long futures	54,065	55,071	-	-
Interest rate swaps	251,000	251,000	(1,533)	(2,799)
Variance swaps	575	540	(3,633)	(1,835)
Total return swaps	234,848	1,405,253	(3,354)	(16,487)
Options	1,377,640	2,002,850	7,122	24,525
Credit default swaps	185,000	210,000	7,139	1,311
Total non-qualifying hedges	$2,114,612	$3,949,871	$5,741	$4,715
Cash flow hedges
Interest rate swaps	$49,883	$49,883	$(2,114)	$(3,002)
Total cash flow hedges	$49,883	$49,883	$(2,114)	$(3,002)
Derivative Total	$2,164,495	$3,999,754	$3,627	$1,713

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss) for the three and nine months ended September 30, 2017 and 2016:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Type	2017	2016	2017	2016
Short futures	$(503)	$(977)	$(1,230)	$(3,436)
Long futures	3	(577)	1,755	6,414
Variance swaps	(546)	(1,093)	(2,886)	(2,763)
Total return swaps	(3,472)	(32,494)	(11,861)	(49,533)
Options	(5,601)	(538)	(29,389)	(3,773)
Interest rate swaps	60	(772)	1,271	12,999
Credit default swaps	820	2,318	2,333	2,665
Total	$(9,239)	$(34,133)	$(40,007)	$(37,427)

The following tables present the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at September 30, 2017 and December 31, 2016:

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	September 30, 2017
Credit default swaps
Corporate debt	$95,000	AA-A	March 2020 - December 2021
Sovereign debt	90,000	AA-A	March 2018 - June 2022
Credit default swaps total	$185,000

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2016
Credit default swaps
Corporate debt	$120,000	A	June 2017-December 2020
Sovereign debt	90,000	AA-A	June 2017-December 2021
Credit default swaps total	$210,000

The following tables present the components of the gains (losses) on derivatives that qualify as cash flow hedges for the three and nine months ended September 30, 2017 and 2016:

	Gains (Losses) Recognized in		Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)		OCI on Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swaps	$(1,740)	$(2,796)	$1,571	$(2,340)
Total	$(1,740)	$(2,796)	$1,571	$(2,340)

	Net Realized Gains (Losses)		Net Realized Gains (Losses)
	Recognized in Income on Derivatives (Ineffective Portion)		Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swaps	$1	$1	$4	$4
Total	$1	$1	$4	$4

	Gains (Losses) Reclassified from		Gains (Losses) Reclassified from
	AOCI into Net Investment Income (Effective Portion)		AOCI into Net Investment Income (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest rate swaps	$(63)	$(305)	$(683)	$(621)
Total	$(63)	$(305)	$(683)	$(621)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2017, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are ($911). This expectation is based on the anticipated interest payments on the hedged investments in Treasury Inflation Protection Securities that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $2,374 and $5,276 at September 30, 2017 and December 31, 2016, respectively.

Offsetting of Derivative Instruments

The Company has derivative instruments that are subject to master netting agreements. These agreements include provisions to setoff positions with the same counterparties in the event of default by one of the parties.

The following table presents the offsetting of derivative assets and liabilities at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$15,380	$10,220	$37,344	$32,832
OTC - Cleared	1,435	2,968	1,678	4,477
Total gross estimated fair value of derivatives	$16,815	$13,188	$39,022	$37,309
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(9,378)	$(9,378)	$(18,014)	$(18,014)
OTC - Cleared	(1,435)	(1,435)	(1,678)	(1,678)
Cash collateral: (2), (3)
OTC - Bilateral	(3,099)	-	(2,804)	-
OTC - Cleared	-	(1,374)	-	(2,452)
Estimated fair value of derivatives presented on the Balance Sheets	$2,903	$1,001	$16,526	$15,165
Gross amounts not offset on the Balance Sheets:
Securities collateral: (4)
OTC - Bilateral	$(2,027)	$(623)	$(15,222)	$(14,249)
Net amount after application of master netting agreements and collateral	$876	$378	$1,304	$916

(1)	Estimated fair value of derivatives is limited to the amount that is subject to set-off.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for over-the-counter ("OTC") OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or fixed maturity securities, and the obligation to return it, beyond what is already being setoff, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At September 30, 2017, the Company received $2,088 of excess cash collateral. The Company had no excess cash collateral received from counterparties at December 31, 2016.

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being setoff, is included in other assets. The amount reported in the table above does not include initial margin on exchange-traded and OTC-Cleared derivatives. At September 30, 2017 and December 31, 2016, the Company had no excess cash collateral provided to counterparties that was excluded from the table due to the foregoing limitation.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2017 and December 31, 2016, the Company received excess securities collateral with an estimated fair value of $2,040 and $395, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2017 and December 31, 2016, the Company provided excess securities collateral with an estimated fair value of $1,629 and $1,878, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2017 and December 31, 2016, the Company also provided securities for initial margin with an estimated fair value of $11,391 and $11,291, respectively, for its OTC-Cleared derivatives, which are not included in the table above.

There were no other derivative assets or liabilities at September 30, 2017 and December 31, 2016 that were subject to offsetting.

Net Investment Income (Loss)

Net investment income (loss) by source for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net investment income (loss)	2017	2016	2017	2016
Fixed maturity AFS securities	$15,621	$17,098	$46,289	$51,326
Equity AFS securities	517	418	1,357	1,421
Limited partnerships	1,070	1,574	3,013	(1,057)
Mortgage loans on real estate	1,509	1,330	4,372	3,798
Policy loans on insurance contracts	8,285	8,555	24,739	25,545
Derivatives	1,602	1,547	4,876	5,316
Cash and cash equivalents	922	647	1,829	1,662
Other	93	18	236	233
Gross investment income	$29,619	$31,187	$86,711	$88,244
Less investment expenses	(2,192)	(1,963)	(4,923)	(4,954)
Net investment income (loss)	$27,427	$29,224	$81,788	$83,290

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Proceeds	$46,439	$111,616	$112,406	$311,047
Gross realized investment gains	924	3,417	2,758	8,360
Gross realized investment losses	-	(1,096)	(557)	(1,373)

Proceeds on AFS securities sold at a realized loss	-	24,478	27,458	49,223

Net realized investment gains (losses) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Fixed maturity AFS securities	$924	$1,946	$2,201	$1,193
Equity AFS securities	-	376	-	583
Mortgage loans on real estate	4,165	9	5,336	12
Adjustment related to value of business acquired	(378)	(641)	(611)	(175)
Net realized investment gains (losses)	$4,711	$1,690	$6,926	$1,613

 .

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Balance at beginning of period	$(2,040)	$(935)

Additional credit loss impairments recognized in the current period on securities previously impaired through OCI	-	121
Accretion of credit loss impairments previously recognized	(890)	(1,226)
Balance at end of period	$(2,930)	$(2,040)

The components of OTTI reflected in the Statements of Income (Loss) for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$-	$-	$-	$-	$-	$-
Value of business acquired amortization	-	-	-	-	-	-
Net OTTI losses	$-	$-	$-	$-	$-	$-

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
		Net	Net OTTI		Net	Net OTTI
	OTTI	OTTI Losses	Losses	OTTI	OTTI Losses	Losses
	Losses on	Recognized	Recognized	Losses on	Recognized	Recognized
	Securities	in OCI	in Income	Securities	in OCI	in Income
Gross OTTI losses	$-	$-	$-	$5,213	$-	$5,213
Value of business acquired amortization	-	-	-	(529)	-	(529)
Net OTTI losses	$-	$-	$-	$4,684	$-	$4,684

Note 4.  Value of Business Acquired (“VOBA”) and Deferred Policy Acquisition Costs (“DAC”)

VOBA

The change in the carrying amount of VOBA for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Accretion (amortization) expense	$(2,651)	$(1,131)	$(7,988)	$(14,103)
Unlocking	(8,644)	(12,887)	(8,525)	(12,904)
Adjustment related to realized (gains) losses on investments	(378)	(641)	(611)	(175)
Adjustment related to unrealized (gains) losses and OTTI on investments	(780)	(3,072)	(4,739)	(15,488)
Change in VOBA carrying amount	$(12,453)	$(17,731)	$(21,863)	$(42,670)

DAC

The change in the carrying amount of DAC for the three and nine months ended September 30, 2017 and 2016 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Capitalization	$-	$14	$17	$34
Accretion (amortization) expense	(1,374)	(3,548)	(3,203)	(3,964)
Unlocking	235	1,552	327	1,526
Change in DAC carrying amount	$(1,139)	$(1,982)	$(2,859)	$(2,404)

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

Note 5.  Variable Contracts Containing Guaranteed Benefits

The Company has issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a GMIB and a GMWB. Information regarding the general characteristics of each guaranteed benefit type is provided below:

•

In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: (1) contract deposits accumulated at a specified interest rate, (2) the contract value on specified contract anniversaries, (3) the return of contract deposits, or (4) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

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

The changes in the variable annuity GMDB, GMIB and GMWB liabilities for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMDB	2017	2016	2017	2016
Guaranteed benefits incurred	$5,534	$6,429	$17,199	$19,295
Guaranteed benefits paid	(4,783)	(3,060)	(16,208)	(16,357)
Unlocking	(9,741)	(22,768)	(26,201)	(17,928)
Total	$(8,990)	$(19,399)	$(25,210)	$(14,990)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMIB	2017	2016	2017	2016
Guaranteed benefits incurred	$2,649	$3,648	$8,452	$10,413
Guaranteed benefits paid	(270)	(300)	(2,288)	(1,706)
Unlocking	(6,100)	(8,195)	(24,551)	(3,015)
Total	$(3,721)	$(4,847)	$(18,387)	$5,692

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMWB	2017	2016	2017	2016
Change in fair value reserves	(7,910)	(7,159)	(13,565)	16,713
Total	$(7,910)	$(7,159)	$(13,565)	$16,713

Note 6.  Income Taxes

The effective tax rate was not meaningful for the nine months ended September 30, 2017 and 2016. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of dividend received deductions (“DRD”) on the Separate Accounts, the valuation allowance on net operating loss (“NOL”) carryforwards and unrecognized tax benefits.

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

The income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016 was $0 and $575, respectively. There was no income tax expense (benefit) for the three and nine months ended September 30, 2016.

The income tax asset (liability) consists of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Current state income tax asset (liability)	$1	$1
Deferred state income tax asset (liability)	-	575
Net income tax asset (liability)	$1	$576

At September 30, 2017 and December 31, 2016, the Company had a tax valuation allowance for deferred tax assets of $126,480 and $154,440, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $4,395 (gross $12,559) and $4,391 (gross $12,547), that should not be recognized at September 30, 2017 and December 31, 2016, which primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2016 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Balance at beginning of period	$4,391	$3,404
Additions for tax positions of prior years	4	987
Balance at end of period	$4,395	$4,391

At September 30, 2017 and December 31, 2016, the Company had a NOL carry forward for federal income tax purposes of $554,908 (net of the ASC 740 reduction of $12,559) and $627,860 (net of the ASC 740 reduction of $12,547), respectively, with a carry forward period of 15 years that expires at various dates between 2023 and 2031. At both September 30, 2017 and December 31, 2016, the Company had a capital loss carry forward of $84 for federal income tax purposes with a carry forward period of five years that will expire in 2018. At September 30, 2017 and December 31, 2016, the Company had a foreign tax credit carry forward of $9,853 and $9,776, respectively, with a carry forward period of 10 years that will expire at various dates up to 2027. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4,216 at both September 30, 2017 and December 31, 2016, with an indefinite carry forward period.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company recognized interest expense (income) of ($5) and $54 for the three and nine months ended September 30, 2017, respectively. The Company recognized interest expense (income) of $44 and $107 for the three and nine months ended September 30, 2016, respectively. The Company recognized penalty expense of $1 and $1 in its Financial Statements for the three and nine months ended September 30, 2017, respectively. The Company did not recognize any penalties in its Financial Statements for the three and nine months ended September 30, 2016, respectively. The total interest payable balance recognized at September 30, 2017 and December 31, 2016 was $215 and $161, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. At September 30, 2017 and December 31, 2016, the Company recognized capital contributions from (distributions to) TA Corp in connection with the tax allocation agreement in the amount of ($35,720) and ($13,381), respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 through 2016. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions.

Note 7.  Accumulated Other Comprehensive Income

The changes in AOCI by component for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$129,575	$2,086	$(51,922)	$79,739
OCI before reclassifications	1,999	(1,803)	(780)	(584)
Amounts reclassified from AOCI	-	63	-	63
Net current period OCI	$1,999	$(1,740)	$(780)	$(521)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	1,999	(1,740)	(780)	(521)
Ending balance, net of taxes	$131,574	$346	$(52,702)	$79,218

	Nine Months Ended September 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$104,538	$(1,225)	$(47,963)	$55,350
OCI before reclassifications	27,115	888	(4,739)	23,264
Amounts reclassified from AOCI	(79)	683	-	604
Net current period OCI	$27,036	$1,571	$(4,739)	$23,868
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	27,036	1,571	(4,739)	23,868
Ending balance, net of taxes	$131,574	$346	$(52,702)	$79,218

	Three Months Ended September 30, 2016
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$182,576	$4,658	$(55,560)	$131,674
OCI before reclassifications	268	(3,101)	(3,072)	(5,905)
Amounts reclassified from AOCI	1,775	305	-	2,080
Net current period OCI	$2,043	$(2,796)	$(3,072)	$(3,825)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	2,043	(2,796)	(3,072)	(3,825)
Ending balance, net of taxes	$184,619	$1,862	$(58,632)	$127,849

	Nine Months Ended September 30, 2016
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591
OCI before reclassifications	88,922	(2,961)	(15,488)	70,473
Amounts reclassified from AOCI	164	621	-	785
Net current period OCI	$89,086	$(2,340)	$(15,488)	$71,258
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	89,086	(2,340)	(15,488)	71,258
Ending balance, net of taxes	$184,619	$1,862	$(58,632)	$127,849

The reclassifications out of AOCI for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented

Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$-	$79	Net realized investment gains (losses)
			Portion of OTTI previously
	-	-	recognized in OCI
	$-	$79	Total

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(63)	$(683)	Net investment income
	$(63)	$(683)	Total
Total amounts reclassified from AOCI	$(63)	$(604)

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$(1,775)	$(43)	Net realized investment gains (losses)
	-	(121)	Portion of OTTI previously recognized in OCI
	$(1,775)	$(164)	Total

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(305)	$(621)	Net investment income
	$(305)	$(621)	Total
Total amounts reclassified from AOCI	$(2,080)	$(785)

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

The Company's statutory net income (loss) for the nine months ended September 30, 2017 and 2016 was $127,480 and ($20,821), respectively. Statutory capital and surplus at September 30, 2017 and December 31, 2016 was $822,000 and $696,073, respectively.

For the nine months ended September 30, 2017, the Company paid a $35,760 return of capital to TA Corp and paid no dividend. For the nine months ended September 30, 2016, the Company paid a $75,000 cash dividend and $5,762 return of capital to TA Corp.

Note 9.  Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At September 30, 2017, the Company had a reinsurance receivable of $200 and reinsurance payable of $195. At December 31, 2016, the Company had a reinsurance receivable of $166 and reinsurance payable of $203.

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

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace. The percentage of variable annuity contract account values containing GMIB provisions that were reinsured was 33% and 34% at September 30, 2017 and December 31, 2016. The percentage of account values for variable annuity contracts containing GMDB provisions that were reinsured was 4% at both September 30, 2017 and December 31, 2016.

Note 10.  Related Party Transactions

At September 30, 2017, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement between TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to the services rendered. During the three and nine months ended September 30, 2017, the Company incurred $2,779 and $8,286, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2016, the Company incurred $2,799 and $7,587, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company is party to intercompany short-term note payable/receivable arrangements with its Parent and affiliates at various times during the year.  The $35,000 intercompany short-term note payable to the Parent with an interest rate of 0.83% entered into on May 22, 2017 was settled with payments of $15,000 and $20,000 on August 4, 2017 and August 9, 2017, respectively.  On August 9, 2017, the Company settled a $3,000 intercompany short-term note payable to the Parent with an interest rate of 0.9% that was entered into on June 20, 2017.  During the three months ended September 30, 2017, the Company accrued and/or received $0, and accrued and/or paid $34, of interest.  During the nine months ended September 30, 2017, the Company accrued and/or received $6, and accrued and/or paid $66, of interest. During the three and nine months ended September 30, 2016, the Company accrued and/or received $0 and $27 of interest income, respectively.  Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine months ended September 30, 2017, the Company incurred $57 and $158, respectively, under this agreement. During the three and nine months ended September 30, 2016, the Company incurred charges of $48 and $134, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2017, the Company incurred $480 and $1,410, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2016, the Company incurred $494 and $1,498, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2017, the Company incurred $6,063 and $17,750, respectively, in expenses under this agreement.  During the three and nine months ended September 30, 2016, the Company incurred $6,212 and $18,348, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. During the three and nine months ended September 30, 2017, the Company incurred $0 and $79, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2016, the Company incurred $82 and $241, respectively, in expenses under this agreement. Charges attributable to these agreements are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three and nine months ended September 30, 2017, the Company received $693 and $1,891, respectively, in revenue under this agreement. During the three and nine months ended September 30, 2016, the Company received $593 and $1,593, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Investments purchased from related parties:
Fixed maturities	$113,364	$-	$117,854	$-
Limited partnerships	-	-	-	10,000
Derivatives	-	-	150	-
Investments sold to related parties:
Fixed maturity AFS securities	$-	$21,548	$-	$84,407
Mortgages	122,075	-	122,075	-
Derivatives	-	-	4,440	-

While management believes that the service agreements referenced above provide reasonable terms, they may not necessarily provide for costs that are indicative of the costs that would have been incurred with an unrelated third party. Related party agreements contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11.  Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At both September 30, 2017 and December 31, 2016, the Company’s estimated liability for future guaranty fund assessments was $140. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. Several states allow companies to take a credit on their premium tax returns for assessments paid to state guaranty associations to cover the obligations of insolvent insurers. The Company has a receivable for future premium tax deductions of $3,756 and $4,012 at September 30, 2017 and December 31, 2016, respectively.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings, other than claims settlement expenses, both individually and in the aggregate, will not result in losses above any related accruals that will have a material adverse effect on the Company's financial position or liquidity at September 30, 2017. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, other than claims settlement expenses, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at September 30, 2017, no such disclosures were considered necessary.

Note 12.  Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the three and nine months ended September 30, 2017 and 2016:

		Life
Three months ended September 30, 2017	Annuity	Insurance	Total
Policy charge revenue	$23,954	$13,500	$37,454
Net Investment income (loss)	13,741	13,686	27,427
Net realized investment gains (losses)	3,558	1,153	4,711
Derivative gains (losses)	(9,239)	-	(9,239)
Total Revenue	$32,014	$28,339	$60,353

Interest credited to policyholder liabilities	$2,140	$11,067	$13,207
Policy benefits (net of reinsurance recoveries)	(9,261)	8,298	(963)
Amortization (accretion) of DAC	1,139	-	1,139
Amortization (accretion) of VOBA	1,011	10,284	11,295
Insurance, general and administrative expenses	9,041	698	9,739
Total Expenses	$4,070	$30,347	$34,417

Income (Loss) before taxes	$27,944	$(2,008)	$25,936
Income tax expense (benefit)	-	-	-
Net income (loss)	$27,944	$(2,008)	$25,936

Three months ended September 30, 2016
Policy charge revenue	$24,610	$13,632	$38,242
Net Investment income (loss)	15,014	14,210	29,224
Net realized investment gains (losses)	200	1,490	1,690
Derivative gains (losses)	(34,272)	139	(34,133)
Total Revenue	$5,552	$29,471	$35,023

Interest credited to policyholder liabilities	$2,098	$11,539	$13,637
Policy benefits (net of reinsurance recoveries)	(18,819)	13,053	(5,767)
Amortization (accretion) of DAC	1,995	-	1,995
Amortization (accretion) of VOBA	1,358	12,660	14,018
Insurance, general and administrative expenses	7,762	368	8,131
Total Expenses	$(5,606)	$37,620	$32,014

Income (Loss) before taxes	$11,158	$(8,149)	$3,009
Income tax expense (benefit)	3,808	(3,808)	-
Net income (loss)	$7,350	$(4,341)	$3,009

		Life
Nine months ended September 30, 2017	Annuity	Insurance	Total
Policy charge revenue	$71,904	$40,395	$112,299
Net Investment income (loss)	40,994	40,794	81,788
Net realized investment gains (losses)	5,247	1,679	6,926
Derivative gains (losses)	(40,007)	-	$(40,007)
Total Revenue	$78,138	$82,868	$161,006

Interest credited to policyholder liabilities	$5,673	$33,887	$39,560
Policy benefits (net of reinsurance recoveries)	(21,441)	22,877	1,436
Amortization (accretion) of DAC	2,876	-	2,876
Amortization (accretion) of VOBA	3,246	13,267	16,513
Insurance, general and administrative expenses	22,937	2,222	25,159
Total Expenses	$13,291	$72,253	$85,544

Income (Loss) before taxes	$64,847	$10,615	$75,462
Income tax expense (benefit)	393	182	575
Net income (loss)	$64,454	$10,433	$74,887

Nine months ended September 30, 2016
Policy charge revenue	$72,523	$40,618	$113,141
Net Investment income (loss)	40,517	42,773	83,290
Net realized investment gains (losses)	1,030	583	1,613
Derivative gains (losses)	(37,587)	160	(37,427)
Total Revenue	$76,483	$84,134	$160,617

Interest credited to policyholder liabilities	$6,524	$35,096	$41,620
Policy benefits (net of reinsurance recoveries)	22,736	36,411	59,146
Amortization (accretion) of DAC	2,437	-	2,437
Amortization (accretion) of VOBA	4,447	22,562	27,009
Insurance, general and administrative expenses	26,168	2,130	28,299
Total Expenses	$62,312	$96,199	$158,511

Income (Loss) before taxes	$14,171	$(12,065)	$2,106
Income tax expense (benefit)	6,409	(6,409)	-
Net income (loss)	$7,762	$(5,656)	$2,106

Item 2. Management's Narrative Analysis of Results of Operations

This Management's Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein. For a complete discussion of the Company’s accounting policies and management estimates, refer to the 2016 Annual Report on Form 10-K.

Forward Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements as defined in the U.S. Private Securities Litigation Reform Act of 1995. Certain statements in this report may be considered forward-looking, including those about management expectations, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “should,” “believe,” “estimate,” “intend,” “may,” “predict,” “continue,” “forecast,” “will,” “would,” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control of the Company, that affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and other risks and uncertainties detailed in “Part I – Item 1A, Risk Factors” and “Part II – Item 7 Management’s Narrative Analysis of Results of Operations – Forward Looking Statements” in the Company’s 2016 Annual Report on Form 10-K.

The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, except as otherwise may be required by the federal securities laws. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak to Company expectations only as of the dates on which they are made. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The Company will include any required or necessary updates, revisions or clarifications of the forward-looking statements or the disclosures and risks and uncertainties in future filings.

Business

TALIC is a wholly owned subsidiary of TA Corp, which is an indirect wholly owned subsidiary of AEGON N.V., a limited liability share company organized under Dutch law. The Company is a life insurance company that conducts its business primarily in the annuity markets and, to a lesser extent, in the life insurance markets of the financial services industry. While the Company is no longer issuing new life insurance, variable annuity or market value adjusted annuity products, it continues to service this closed block of business that is organized into two segments: Annuity and Life Insurance.

The Annuity segment administers variable and fixed annuity products. The variable annuity products include various guaranteed benefits which include GMDB, GMIB and GMWB. The fixed annuity product includes fixed contingent annuities sometimes referred to as a contingent deferred annuity (“CDA”) or a SALB. A SALB is essentially a guaranteed lifetime withdrawal benefit that exists independently and provides certain guarantees to a certificate owner’s account, which holds mutual funds and exchange-traded funds. Existing certificate owners of the CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts. Revenue earned on annuity products, including CDAs, is primarily fees driven from market movements and net asset flows.

The Life Insurance segment administers variable life and interest-sensitive whole life insurance policies. These policies provide for life insurance death benefits and accumulation of cash value. Interest-sensitive life policies provide a minimum guaranteed rate for accumulation of cash value and a guaranteed death benefit. Certain variable life insurance policies may contain a guaranteed minimum death benefit that may last until maturity of the contract. Funds contained in our variable life contracts are invested in Separate Accounts, which offer various bond and equity investment options. Revenue on interest sensitive whole life insurance policies is generated from monthly deductions for cost of insurance (“COI”) and expense charges as well as investment spreads. Revenue on variable life policies is generated from fees on the Separate Accounts as well as monthly deductions for expenses and COI.

The Registrant files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). As soon as reasonably practicable after the Registrant electronically makes these filings and any amendments to these filings, with, or furnishes them to, the SEC, we make them available through the Transamerica website at www.transamerica.com. Click first on “About Us,” click next on “Who We Are – Financial Strength” and then click on “Transamerica Advisors Life Insurance Company” on the Financial Strength page. Any materials we file with the SEC are also publicly available through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

The Company’s financial position and/or results of operations are primarily affected by the following economic factors: equity market performance, fluctuations in medium-term interest rates, and the corporate credit environment, which affects credit quality and causes fluctuations in credit spreads. The impact of each of these economic factors is discussed below.

Equity Market Performance

There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). For the period ended September 30, 2017, the Dow, NASDAQ and S&P ended with increases of 13%, 19% and 13%, from December 31, 2016, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 72% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2017. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the nine months ended September 30, 2017, the average variable Separate Account balances increased $0.04 billion (or 0.7%) to $5.7 billion as compared to the same period in 2016, which resulted in an increase in related fees of $0.6 million.

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

Changes in the corporate credit environment directly affect the value of the Company’s investments, primarily fixed maturity securities. The Company primarily invests in investment-grade corporate debt to support its fixed rate product liabilities.

Credit spreads represent the credit risk premiums required by market participants for a given credit quality, i.e., the additional yield that a debt instrument issued by an AA-rated entity must produce over a risk-free alternative (e.g., U.S. Treasury instruments). Changes in credit spreads have an inverse relationship to the value of interest-sensitive investments.

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Medium-term interest rate yield (a)	1.57%	0.83%	1.57%	0.83%

Increase (decrease) in medium-term interest rates (b)	6	15	24	(32)
Credit spreads (in basis points) (c)	77	112	77	112
Expanding (contracting) of credit spreads (b)	(10)	(22)	(31)	(33)

Increase (decrease) on market valuations (in millions) of AFS investment securities (d)	$2.0	$2.0	$27.0	$89.1
Net change in market valuations (in millions)	$2.0	$2.0	$27.0	$89.1

(a)	The Company defines medium-term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	Represents the increase (decrease) between the period presented and prior quarter end for the three months ended and prior year end for the nine months ended (in basis points).
(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
(d)	The decrease in the current year value compared to the previous year was driven primarily by the decline in the yield curve and tightening credit spreads.

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

Financial Condition

At September 30, 2017 and December 31, 2016, the Company’s total assets were $8.73 billion and $8.67 billion, respectively. The increase from December 31, 2016 of $60.0 million was primarily due to an increase in Separate Accounts assets of $93.8 million and cash and cash equivalents of $55.5 million, offset by a decrease in general fund investment assets supporting policyholder liabilities and reserves of $51.8 million and VOBA of $21.9 million.

Separate Accounts Assets

Separate Accounts assets, which represent 66% of total assets, increased $93.8 million to $5.8 billion at September 30, 2017. This was primarily due to growth in account asset values as a result of favorable investment performance of $619.4 million, offset primarily by policyholder surrenders of $237.8 million, benefits of $107.0 million and withdrawals of $89.2 million totaling $434.0 million as shown in the table below:

	Nine Months Ended
	September 30,
(dollars in millions)	2017	2016
Investment performance	$619.4	$302.8
Deposits (including internal exchanges)	9.1	8.9
Policy fees and charges	(100.7)	(103.3)
Surrenders, benefits and withdrawals	(434.0)	(423.4)
Net change	$93.8	$(215.0)

Cash and Cash Equivalents

The balance of cash and cash equivalents increased $55.5 million from December 31, 2016 to September 30, 2017. This change was primarily due to policy charge revenue less withdrawals, along with cash generated from investing activities.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated policyholder deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances decreased by $40.7 million during 2017 due to death benefits, withdrawals and surrenders of $74.4 million, offset by interest credited to policyholders of $33.9 million.

Future Policy Benefits

Future policy benefits includes reserves established to cover insurance risk associated with the Company’s benefit guarantee provisions for GMDB and GMIB products and liabilities related to the Company’s GMWB and SALB contract provisions recorded at fair value. During 2017, future policy benefits decreased $54.9 million primarily due to favorable equity market returns and model assumption updates, offset by lower interest rates.

Affiliated Short-term Note

The Company's liability for the $38.0 million affiliated short-term notes payable at June 30, 2017 represented an amount due to the Parent. The Company entered into the related party borrowing arrangements in order to maintain compliance with its internal risk policy liquidity test requirements. During the third quarter, funds were applied to the notes payable and there was no outstanding liability at September 30, 2017 (See Note 10, Related Party Transactions, for a discussion of the payable and payments applied).

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans and cash and cash equivalents. The Company’s fixed maturity securities portfolio consists primarily of publicly traded securities with only a minor portion comprised of private placement securities. At September 30, 2017 and December 31, 2016, approximately $104.5 million (or 6.4%) and $107.0 million (or 7.0%), respectively, of the fixed maturity and equity securities portfolio consisted of private placement securities. To align with the Parent’s investment strategy, during the third quarter, the Company reduced its investment in hedge funds, decreasing the limited partnerships on the Balance Sheets by $28.4 million. In addition, a transfer of $118.0 million in mortgage loan investments to affiliates and a transfer of $113.0 million of investment grade securities from affiliates drove the change in balances for mortgage loans on real estate and fixed maturity AFS securities on the Balance Sheets by ($91.0) million and $103.9 million, respectively.

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at September 30, 2017 and December 31, 2016 were:

	September 30, 2017
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$255.0	$19.0	$(0.1)	$273.9	17%
Industrial	571.6	38.1	(1.2)	608.5	37
Utility	79.2	5.4	(0.1)	84.5	5
Asset-backed securities
Credit cards	1.0	-	-	1.0	0
Structured settlements	7.9	-	(0.2)	7.7	0
Autos	13.9	0.1	-	14.0	1
Student loan	2.4	-	-	2.4	0
Other	24.3	0.2	-	24.5	2
Commercial mortgage-backed securities - non agency backed	72.6	1.8	(0.3)	74.1	5
Residential mortgage-backed securities
Agency backed	71.3	0.7	(0.1)	71.9	4
Non agency backed	35.1	6.9	-	42.0	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	297.7	56.7	-	354.4	22
Foreign	24.2	2.0	(0.1)	26.1	2
Total fixed maturity AFS securities	$1,457.1	$130.9	$(2.1)	$1,585.9	98%

Equity AFS securities
Banking securities	$25.5	$2.8	$-	$28.3	2%
Industrial securities	5.8	-	-	5.8	0
Total equity AFS securities	$31.3	$2.8	$-	$34.1	2%
Total fixed maturity and equity AFS securities	$1,488.4	$133.7	$(2.1)	$1,620.0	100%

	December 31, 2016
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$239.8	$16.7	$(0.5)	$256.0	17%
Industrial	546.1	34.8	(2.7)	578.2	38
Utility	73.2	4.9	(0.4)	77.7	5
Asset-backed securities
Structured settlements	8.2	-	(0.5)	7.7	1
Autos	27.1	-	-	27.1	2
Timeshare	0.7	-	-	0.7	-
Other	17.4	-	(0.4)	17.0	1
Commercial mortgage-backed securities - non agency backed	75.4	1.7	(0.6)	76.5	5
Residential mortgage-backed securities
Agency backed	53.7	0.4	(0.6)	53.5	4
Non agency backed	39.2	3.6	(0.1)	42.7	3
Municipals-tax exempt	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	295.6	45.8	-	341.4	22
Foreign	6.5	1.2	-	7.7	1
Total fixed maturity AFS securities	$1,383.8	$109.1	$(5.9)	$1,487.0	99%

Equity AFS securities
Banking securities	$25.5	$1.7	$(0.4)	$26.8	1%
Industrial securities	5.8	-	-	5.8	-
Total equity AFS securities	$31.3	$1.7	$(0.4)	$32.6	1%
Total fixed maturity and equity AFS securities	$1,415.1	$110.8	$(6.3)	$1,519.6	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, we monitor structured securities (ABS, RMBS, and CMBS), cash flow trends and underlying levels of collateral. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and unless otherwise noted, does not consider these investments to be impaired at September 30, 2017. Only four issuers represent more than 5% of the total unrealized loss position. Of the four, three are High Yield Corporate Non-Convertible holdings with $0.9 million of unrealized loss and one is an Investment Grade ABS Non-Housing Backed holding with $0.1 million of unrealized loss.

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy, which uses a composite rating from the main rating agencies (S&P GRS, Moody’s Investors Service, and Fitch Ratings (“Fitch”)). The rating used is the lower of the composite rating and the Company’s Internal Rating. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P GRS’s BBB- or higher (or similar rating agency). At September 30, 2017 and December 31, 2016, approximately $94.1 million (or 5.9%) and $65.7 million (or 4.4%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during 2017 and 2016 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will affect future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Fixed Maturity Securities
Corporate Securities
Other	$111.1	$111.6	$(0.5)
Asset-backed securities
Structured Settlements	5.3	5.3	-
Autos	2.0	2.0	-
Student loan	3.0	3.0	-
Commercial mortgage-backed securities - non agency backed	27.1	27.4	(0.3)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	6.6	6.6	-
Equity Securities - other securities	5.8	5.8	-
Total fixed maturity and equity securities	$163.0	$163.8	$(0.8)
Greater than six months but less than or equal to one year
Fixed Maturity Securities
Corporate Securities
Industrial	$0.4	$0.4	$-
Asset-backed securities
Structured Settlements	1.6	1.6	-
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Foreign	3.7	3.8	(0.1)
Total fixed maturity and equity securities	$6.7	$6.8	$(0.1)
Greater than one year
Fixed Maturity Securities
Corporate Securities
Industrial	$6.4	$6.5	$(0.1)
Asset-backed securities
Structured Settlements	0.9	1.0	(0.1)
Other	6.9	6.9	-
Timeshare	0.2	0.2	-
Total fixed maturity and equity securities	$14.4	$14.6	$(0.2)
Total of all investment grade AFS securities
Fixed Maturity Securities
Corporate Securities
Industrial	$6.8	$6.9	$(0.1)
Other	111.1	111.6	(0.5)
Asset-backed securities
Structured Settlements	7.8	7.9	(0.1)
Other	6.9	6.9	-
Autos	2.0	2.0	-
Student loan	3.0	3.0	-
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities - non agency backed	28.1	28.4	(0.3)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	6.6	6.6	-
Foreign	3.7	3.8	(0.1)
Equity Securities - other securities	5.8	5.8	-
Total investment grade AFS securities	$184.1	$185.2	$(1.1)
Total number of securities in a continuous unrealized loss position			62

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
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

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows at September 30, 2017 and December 31, 2016:

	September 30, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Fixed Maturity Securities
Corporate Securities
Industrial	6.8	7.0	(0.2)
Total fixed maturity and equity securities	$6.8	$7.0	$(0.2)
Greater than six months but less than or equal to one year
Fixed Maturity Securities
Corporate Securities
Industrial	0.8	1.0	(0.2)
Total fixed maturity and equity securities	$0.8	$1.0	$(0.2)
Greater than one year
Fixed Maturity Securities
Corporate Securities
Industrial	1.3	1.9	(0.6)
Municipals-tax exempt	0.9	0.9	-
Total fixed maturity and equity securities	$2.2	$2.8	$(0.6)
Total of all below investment grade AFS securities
Corporate Securities
Industrial	8.9	9.9	(1.0)
Municipals-tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$9.8	$10.8	$(1.0)

Total number of securities in a continuous unrealized loss position			5

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Industrial	8.5	8.6	(0.1)
Residential mortgage-backed securities - non agency backed	8.6	8.7	(0.1)
Total fixed maturity and equity securities	$17.1	$17.3	$(0.2)
Greater than six months but less than or equal to one year
Residential mortgage-backed securities - non agency backed	0.2	0.2	-
Total fixed maturity and equity securities	$0.2	$0.2	$-
Greater than one year
Corporate Securities
Financial Services	0.9	$1.0	$(0.1)
Industrial	6.7	7.7	(1.0)
Residential mortgage-backed securities - non agency backed	2.1	2.2	(0.1)
Municipals-tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.6	1.8	(0.2)
Total fixed maturity and equity securities	$12.2	$13.6	$(1.4)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$0.9	$1.0	$(0.1)
Industrial	15.2	16.3	(1.1)
Residential mortgage-backed securities - non agency backed	10.9	11.1	(0.2)
Municipals-tax exempt	0.9	0.9	-
Equity Securities-banking securities	1.6	1.8	(0.2)
Total below investment grade AFS securities	$29.5	$31.1	$(1.6)

Total number of securities in a continuous unrealized loss position			15

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Gross unrealized losses and OTTI on below investment grade AFS securities represented 48% and 32% of total gross unrealized losses and OTTI on all AFS securities at September 30, 2017 and December 31, 2016, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to September 30, 2017.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows at September 30, 2017 and December 31, 2016:

		September 30, 2017
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)

Less than or equal to six months	70% to 100%	$6.8	$7.0	$(0.2)
		$6.8	$7.0	$(0.2)

Greater than six months but less than or equal to one year	70% to 100%	$0.8	$1.0	$(0.2)
		$0.8	$1.0	$(0.2)

Greater than one year	70% to 100%	$0.9	$0.9	$-
	40% to 70%	1.3	1.9	(0.6)
		$2.2	$2.8	$(0.6)
Total		$9.8	$10.8	$(1.0)

		December 31, 2016
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)

Less than or equal to six months	70% to 100%	$17.0	$17.2	$(0.2)
		$17.0	$17.2	$(0.2)

Greater than six months but less than or equal to one year	70% to 100%	$0.2	$0.2	$-
		$0.2	$0.2	$-

Greater than one year	70% to 100%	$10.8	$11.6	$(0.8)
	40% to 70%	1.4	2.0	(0.6)
		$12.2	$13.6	$(1.4)
Total		$29.4	$31.0	$(1.6)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts that it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2017 and December 31, 2016, the Company’s assets included $1.7 billion and $1.6 billion, respectively, of cash, short-term investments and investment grade publicly traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the nine months ended September 30, 2017 and 2016, the Company paid a $35.8 million and $5.8 million return of capital to TA Corp, respectively. For the nine months ended September 30, 2017 and 2016, the Company paid no dividend and a $75.0 million cash dividend to TA Corp, respectively.

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

The following table summarizes the Company’s ratings at November 14, 2017:

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

Commitments and Contingencies

The following table summarizes the Company’s projected cash benefit obligations to policyholders at September 30, 2017 related to the indicated accounts:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$170	$301	$259	$1,399	$2,129
Separate Accounts (a)	658	1,153	1,008	4,945	7,764
	$828	$1,454	$1,267	$6,344	$9,893

(a)

The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and before the deduction of taxes and before reinsurance. The liability amounts in the Company’s financial statements reflect the discounting for interest as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts.

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At both September 30, 2017 and December 31, 2016, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $3.8 million and $4.0 million at September 30, 2017 and December 31, 2016. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

For the three months ended September 30, 2017 and 2016, the Company recorded net income (loss) of $25.9 million and $3.0 million, respectively. For the nine months ended September 30, 2017 and 2016, the Company recorded net income (loss) of $74.9 million and $2.1 million, respectively. During the three months ended September 30, 2017, the increase in net earnings as compared to the same period in 2016 was primarily driven by lower derivative losses, partially offset by higher policy benefits expense. During the nine months ended September 30, 2017, the increase in net earnings as compared to the same period in 2016 was primarily driven by lower policy benefits expense and lower amortization of VOBA.

The following table provides the components in policy charge revenue by type for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Asset-based policy charge revenue	$22.1	$22.3	$66.2	$65.6
Reinsurance premiums ceded	(0.9)	(1.0)	(2.9)	(3.1)
Guaranteed benefit based policy charge revenue	5.1	5.4	15.4	16.3
Non-asset based policy charge revenue	11.2	11.5	33.6	34.3
Total policy charge revenue	$37.5	$38.2	$112.3	$113.1

Net derivative gains (losses) recorded in income for the three months ended September 30, 2017 and 2016 were ($9.2) million and ($34.1) million. Net derivative gains (losses) recorded in income for the nine months ended September 30, 2017 and 2016 were ($40.0) million and ($37.4) million. The following table provides the components of net derivative gains (losses) by type:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in millions)		2017	2016	2017	2016
Short futures		$(0.5)	$(1.0)	$(1.2)	$(3.4)
Long futures		-	(0.6)	1.8	6.4
Variance swaps		(0.5)	(1.1)	(2.9)	(2.8)
Total return swaps	(a)	(3.5)	(32.4)	(11.9)	(49.5)
Options	(b)	(5.6)	(0.5)	(29.4)	(3.8)
Interest rate swaps		0.1	(0.8)	1.3	13.0
Credit default swaps		0.8	2.3	2.3	2.7
Total net derivative gains (losses)		$(9.2)	$(34.1)	$(40.0)	$(37.4)

(a)	Short positions on equity-linked total return swaps resulted in losses of $3.5 million during the quarter as a reflection of lower equity leg resets relative to payment dates.
(b)

Put options produced $5.6 million of loss during the quarter, driven by normal amortization of $4.7 million primarily on fourth quarter 2016 and second quarter 2017 acquisitions, in addition to mark-to-market losses of $1.0 million.

For the three and nine months ended September 30, 2017, the Company did not record OTTI in income. For the three and nine months ended September 30, 2016, the Company recorded OTTI in income of $0.0 and $4.7 million, respectively.

The following table provides the components of policy benefits by type for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2017	2016	2017	2016
Annuity benefit unlocking	$(16.1)	$(31.0)	$(55.0)	$(20.9)
Annuity benefit expense	6.5	11.7	32.8	43.1
Amortization (accretion) of deferred sales inducements	0.3	0.5	0.7	0.6
Life insurance mortality expense	8.3	13.0	22.9	36.3
Total policy benefits	$(1.0)	$(5.8)	$1.4	$59.1

For the three months ended September 30, 2017, policy benefits expense increased $4.8 million as a result of lower favorable unlocking, driven by model assumption updates along with lower annuity benefit expense, and lower life insurance mortality expense, driven by higher equity market performance and favorable mortality and claims experience.  For the nine months ended September 30, 2017, policy benefits expense decreased $57.7 million as a result of current year reserve releases, driven by higher equity market performance, lower interest rate environment along with favorable mortality and claims experience.

The change in the VOBA carrying amount decreased $20.8 million from $42.7 million to $21.9 million for the nine months ended September 30, 2016 and 2017, respectively.  The decrease was driven by a combination of decreased amortization of $6.1 million due to improved mortality experience, higher fund performance and updates to expected future gross profits due to assumption changes and actual experience along with  a lower third quarter annual unlocking adjustment of $4.4 million as compared to the prior year due to model assumption updates.  Adjustments for unrealized losses and OTTI on investments were lower by $10.7 million offset by an increase in realized gains on investments of $0.4 million driven by higher market performance in the current year.  There were no VOBA impairment charges for the nine months ended September 30, 2017 and 2016.  See Note 4 Value of Business Acquired and Deferred Acquisition Costs for additional information on VOBA.

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

All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contributions to the Statement of Income (Loss) for the three months and nine months ended September 30, 2017 and 2016:

Annuity	Three months ended September 30, 2017	Three months ended September 30, 2016
Policy charge revenue	$24.0	$24.6
Net Investment income (loss)	13.7	15.0
Net realized investment gains (losses)	3.5	0.2
Derivative gains (losses)	(9.2)	(34.2)
Total Revenue	$32.0	$5.6

Interest credited to policyholder liabilities	$2.1	$2.1
Policy benefits (net of reinsurance recoveries)	(9.2)	(18.8)
Amortization (accretion) of DAC	1.1	2.0
Amortization (accretion) of VOBA	1.0	1.4
Insurance, general and administrative expenses	9.1	7.8
Total Expenses	$4.1	$(5.5)

Income (Loss) before taxes	$27.9	$11.1
Income tax expense (benefit)	-	3.8
Net income (loss)	$27.9	$7.3

Life Insurance
Policy charge revenue	$13.5	$13.6
Net Investment income (loss)	13.7	14.2
Net realized investment gains (losses)	1.1	1.5
Derivative gains (losses)	-	0.1
Total Revenue	$28.3	$29.4

Interest credited to policyholder liabilities	$11.1	$11.5
Policy benefits (net of reinsurance recoveries)	8.3	13.0
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	10.3	12.6
Insurance, general and administrative expenses	0.6	0.4
Total Expenses	$30.3	$37.5

Income (Loss) before taxes	$(2.0)	$(8.1)
Income tax expense (benefit)	-	(3.8)
Net income (loss)	$(2.0)	$(4.3)

For the three months ended September 30, 2017, the $20.6 million increase in net income for the annuity segment was primarily due to lower derivative losses of $25.0 million, offset by a $9.6 million decrease in policy benefits expense. Lower derivative losses were primarily driven by $29.0 million lower positional activity in equity total return swaps as compared to the same period in 2016, offset by $5.1 million higher put option losses resulting from increased amortization and improved equity market performance. The decrease in policy benefits expense was due to lower favorable unlocking, driven by model assumption updates along with lower annuity benefit expense driven by favorable equity returns.

For the three months ended September 30, 2017, the $2.3 million lower net loss for the life insurance segment was primarily due to lower policy benefits expense of $4.7 million and lower amortization of VOBA of $2.3 million. The lower policy benefits expense was primarily driven by improved mortality claims experience. The lower amortization of VOBA resulted from a combination of lower third quarter unlocking adjustment of $5.2 million as compared to the prior year, which was driven by model assumption updated, offset by an increase in amortization of $2.8 million driven by improved mortality experience.

Annuity	Nine months ended September 30, 2017	Nine months ended September 30, 2016
Policy charge revenue	$71.9	$72.6
Net Investment income (loss)	41.0	40.5
Net realized investment gains (losses)	5.2	1.0
Derivative gains (losses)	(40.0)	(37.6)
Total Revenue	$78.1	$76.5

Interest credited to policyholder liabilities	$5.7	$6.6
Policy benefits (net of reinsurance recoveries)	(21.5)	22.7
Amortization (accretion) of DAC	2.9	2.4
Amortization (accretion) of VOBA	3.2	4.4
Insurance, general and administrative expenses	22.9	26.2
Total Expenses	$13.2	$62.3

Income (Loss) before taxes	$64.9	$14.2
Income tax expense (benefit)	0.4	6.4
Net income (loss)	$64.5	$7.8

Life Insurance
Policy charge revenue	$40.4	$40.5
Net Investment income (loss)	40.8	42.8
Net realized investment gains (losses)	1.7	0.6
Derivative gains (losses)	-	0.2
Total Revenue	$82.9	$84.1

Interest credited to policyholder liabilities	$33.9	$35.1
Policy benefits (net of reinsurance recoveries)	22.9	36.3
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	13.3	22.6
Insurance, general and administrative expenses	2.2	2.2
Total Expenses	$72.3	$96.2

Income (Loss) before taxes	$10.6	$(12.1)
Income tax expense (benefit)	0.2	(6.4)
Net income (loss)	$10.4	$(5.7)

For the nine months ended September 30, 2017, the $56.7 million increase in net income for the annuity segment was primarily due to lower policy benefits expense of $44.2 and net realized investment gains of $4.2 million. The lower policy benefits expense was primarily driven by higher year to date release of reserves, resulting from higher equity market performance and a lower interest rate environment. In addition, the transfer of $118.0 million in mortgage loans to affiliates resulted in a realized gain of $4.2 million which increase the amount of realized investment gains as compared to the same period in 2016.

For the nine months ended September 30, 2017, the $16.1 million increase in net income for the life insurance segment was primarily due to lower policy benefits expense of $13.4 million and lower amortization of VOBA of $9.3 million. The lower policy benefits expense was primarily driven by improved mortality claims experience. The lower amortization of VOBA resulted from a combination of decreased amortization of $4.1 million due to improved mortality experience, higher fund performance and updates to expected future gross profits due to assumption changes and actual experience along with  a lower third quarter annual unlocking adjustment of $5.2 million as compared to the prior year due to model assumption updates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. Our largest exposures are to changes in the financial markets (e.g., interest rate, credit and equity market risks) that affect the value of our investments, liabilities from products that we sold, deferred expenses and the value of business acquired. There have been no material changes in our economic exposure to market risk from December 31, 2016. See “Item 7A, Quantitative and Qualitative Disclosures about Market Risk” of the Company’s 2016 Annual Report on Form 10-K for a full description of our risk management and control systems.

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

In addition, no change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the third fiscal quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

See Note 11, Commitments and Contingencies, for a description of material pending litigation and regulatory proceedings affecting the Company, which is incorporated herein by reference.

Item 1A. Risk Factors

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. The risks described in the 2016 Annual Report on Form 10-K and elsewhere in this Form 10-Q may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and use of Proceeds

Not applicable

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

(a) Not applicable

(b) Not applicable

Item 6. Exhibits

See the Exhibit Index on the following page of this Quarterly Report on Form 10-Q for a list of exhibits filed with this report. The Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX

31.1	Certification pursuant to Rule 15d-14(a).
31.2	Certification pursuant to Rule 15d-14(a).
32.1	Certification by the Chief Executive Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer of the Registrant pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Transamerica Advisors Life Insurance Company
(Registrant)

Date: November 14, 2017	By:	/s/ C. Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer