Form 10-K
period 2017-12-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2018-03-29
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Item 1. Business

Transamerica Advisors Life Insurance Company (“TALIC”, the “Registrant”, the “Company”, “we”, “our” or “us”) is a wholly-owned subsidiary of Transamerica Corporation (“TA Corp”,“the Parent”), which is an indirect wholly owned subsidiary of Aegon N.V., a limited liability share company organized under Dutch law. The Company was formerly a wholly owned subsidiary of AEGON USA, LLC (“AUSA”), which merged into TA Corp effective December 31, 2015. Aegon N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia, and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

The Company is a life insurance company that conducts its business primarily in the annuity markets and, to a lesser extent, in the life insurance markets of the financial services industry. The Company is domiciled in the state of Arkansas and is currently subject to primary regulation by the Arkansas Insurance Department.

The Company is currently licensed to conduct business in 49 states, the District of Columbia, the U.S. Virgin Islands, and Guam. During 2017, life insurance and/or annuity deposits on existing policies received in states in which the Company is licensed to conduct business were concentrated in Pennsylvania, 13%; Florida, 13%; Arizona, 10%; California, 7%; Ohio, 7%; Connecticut, 6%; and Texas, 6%.

While the Company is no longer issuing new life insurance, variable annuity or market value adjusted annuity products, it continues to service this closed block of business that is organized into two segments: Annuity and Life Insurance.

The Annuity segment administers variable and fixed annuity products. The variable annuity products include various guaranteed benefits, which include Guaranteed Minimum Death Benefits (“GMDB”), Guaranteed Minimum Income Benefits (“GMIB”) and Guaranteed Minimum Withdrawal Benefits (“GMWB”). The fixed annuity product includes fixed contingent annuities sometimes referred to as contingent deferred annuities (“CDA”) or a stand-alone living benefit (“SALB”). A SALB is essentially a guaranteed lifetime withdrawal benefit that exists independently and provides certain guarantees to a certificate owner’s account, which holds mutual funds and exchange-traded funds. Existing certificate owners of the CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts. Revenue earned on annuity products, including CDAs, is primarily fees driven from market movements and net asset flows.

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

The Registrant files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and other information required by the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). As soon as reasonably practicable after the Registrant electronically makes these filings and any amendments to these filings, with, or furnishes them to, the SEC, we make them available through the Transamerica website at www.transamerica.com. Click first on “About Us,” click next on “Who We Are – Financial Strength” and then click on “Transamerica Advisors Life Insurance Company” on the Financial Strength page. Any materials we file with the SEC are also publicly available through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A. Risk Factors

Risk Factors that Could Affect Transamerica Advisors Life Insurance Company

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. The risks described below and elsewhere in this Form 10-K may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

We are exposed to significant financial and capital markets risks, including changes in interest rates, credit spreads, and equity prices that may have a material adverse effect on our results of operations, financial condition and liquidity

We are exposed to significant financial and capital markets risks, including changes in interest rates, credit spreads, equity prices, market volatility, performance of the global economy, in general, the performance of the specific obligors included in our portfolio and other factors outside our control. Our exposure to interest rate risk relates primarily to market price and cash flow variability associated with changes in interest rates. A rise in interest rates will decrease the net unrealized gain position of our investment portfolio and sustained increases in interest rates may result in policyholders surrendering their contracts, which may require us to liquidate assets in an unrealized loss position. Tax planning strategies can also be adversely affected by a rise in interest rates by limiting the ability to recognize tax benefits associated with operating and capital loss carryforwards. Conversely, due to the long-term nature of some of our liabilities, sustained declines in interest rates may subject us to reinvestment risk, increased hedging costs, spread compression and capital volatility.

The exposure to credit spreads primarily relates to market price variability and reinvestment risk associated with changes in credit spreads. If issuer credit spreads widen or increase significantly over an extended period of time, it would likely result in additional other-than-temporary impairments and increases in the net unrealized loss position in our investment portfolio. If credit spreads tighten significantly, net investment income associated with new purchases of fixed maturities may be reduced. Credit spread tightening may also cause an increase in the reported value of certain liabilities that are valued using a discount rate that reflects our own credit spread (“OCS”). OCS is the impact to the fair value measurement of certain liabilities that takes into account the risk that an obligation will not be fulfilled.) In addition, market volatility may make it difficult to value certain of our securities if trading becomes less frequent. As such, valuations may include assumptions or estimates that may result in significant period-to-period changes due to market volatility, which could have a material effect on our results of operations or financial condition.

The exposure to equity risks relates to the potential for lower earnings associated with our equity-based Separate Accounts, where fee income is earned based upon account values. The significant fluctuations and volatility in equity markets over the last several years have significantly impacted the account values and related fee income during those years. In addition, certain of our products offer guaranteed benefits that increase our potential benefit exposure and statutory capital exposure if equity markets decline. See “Changes in equity markets and interest rates affect the profitability of our products with guaranteed benefits; therefore, such changes may have a material adverse effect on our financial results” below. Sustained declines in equity markets may result in the need to devote significant additional capital to support these products. Conversely, a period of large positive equity returns can have an adverse effect on company liquidity due to required variation margin posting on cleared derivatives used to hedge the exposure to down equity markets associated with these guaranteed benefits.

Changes in equity markets and other factors may significantly affect our financial results

The Company’s revenues earned through fees charged against equity-based Separate Accounts assets are generally based upon account values. A weak performance in equity markets results in lower Separate Account assets values, which negatively affects our results of operations through decreased policy fee revenues and increased benefit loss exposure. Decreased fee revenues resulting from weak equity markets decreases the expected gross profits (“EGPs”) from variable annuity products as do higher-than-expected lapses, mortality rates, and benefit expenses. The lower EGPs further have a material adverse effect on our results of operations and capital resources through higher net amortized costs related to deferred acquisition costs (“DAC”), deferred sales inducements (“DSI”), and value of business acquired (“VOBA”). For more information on DAC, DSI, and VOBA amortization, see Notes to Financial Statements, Note 1 Summary of Significant Accounting Policies, for further discussion.

Our operating environment continues to be affected by the uncertain general economic conditions in the U.S. and global economy. The steps we have taken to realign our business and strengthen our capital position may not be adequate to mitigate the financial and other risks associated with our operating environment, which could materially affect our results of operations and financial condition

Adverse changes in the economy could affect earnings negatively and could have a material adverse effect on our results of operations and financial condition. Our operating results, financial condition and statutory capital remain sensitive to equity market volatility and performance. In the event of a spike in market volatility or equity market downturn, our revenue may decline and we may experience an elevated instance of claims and lapses or surrenders of our policies. For example, clients may have an elevated need for access to their funds in times of a market downturn, which would cause an increase in claims and or surrenders of our policies. Conversely we could also experience a selective decreased rate of outflows on policies with embedded equity guarantees as the guarantees increase in value in such a market, and suffer an adverse effect on our financial condition due to increased reserves and accelerated amortization of balance sheet intangibles such as deferred acquisition costs.

We maintain a level of cash and securities that, combined with expected cash inflows from investments and operations, is intended to meet anticipated short-term and long-term benefit obligations. However, withdrawal and surrender levels may differ from anticipated levels for a variety of reasons, such as changes in economic and market conditions. In addition, disruptions, uncertainty, or volatility in the capital and credit markets may limit our access to capital required to operate our business. Such market conditions may limit our ability to satisfy statutory capital requirements, fund redemption requests, and generate fee income and market-related revenue to meet liquidity needs, which would encompass both benefit outflows and required margin postings for cleared derivative securities used in risk management. In such a case, we may be forced to utilize available internal resources or bear an unattractive cost of capital, which could decrease our profitability and significantly reduce our financial flexibility and liquidity.

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

The valuation of liabilities related to the GMWB for variable annuities is based on the fair value of the underlying benefit. The liabilities related to GMWB benefits valued at fair value are impacted by changes in equity markets, volatility, interest rates, OCS and illiquidity premium. Accordingly, a decrease in the equity markets, along with a decrease in interest rates, will result in an increase in the value of GMWB liabilities we must record. A decrease in OCS will result in a decrease in fair value reserves; a decrease in illiquidity premium will result in an increase in fair value reserves. It should be noted that there will be offsetting cross impacts to consider.

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

In periods of increasing interest rates, we may not be able to replace the assets in our general account with higher yielding assets needed to fund the higher interest crediting rates. We therefore may have to accept a lower spread and thus lower profitability and greater loss of existing contracts and related assets. In periods of declining interest rates, we have to reinvest the cash we receive as interest or return of principal on our investments in lower yielding instruments than available previously. Moreover, borrowers may prepay fixed income securities in our general account in order to borrow at lower market rates, which exacerbates this risk. As we are entitled to reset the interest rates on our fixed rate annuities only at limited, pre-established intervals, and since many of our policies have guaranteed minimum interest crediting rates, our spreads could decrease and potentially become negative.

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

The U.S. Federal Reserve raised its key interest rate by 0.75% over the course of 2017 and has indicated a willingness to further increase rates over time. It is possible that the actions by the U.S. Federal Reserve could result in broader interest rate increases. If we are unable to respond to the changes in the interest rate environment, our business could be materially adversely affected.

Our valuations of many of our financial instruments are based upon methodologies, estimates and assumptions that are subject to differing interpretations, which could result in changes to investment valuations that may materially adversely affect our results of operations and financial condition

Fixed maturity, equity and trading securities, free standing and embedded derivatives and Separate Account assets are reported at estimated fair value on our Balance Sheets. The determination of estimated fair value is made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.

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

Defaults of our bonds, private placements and mortgage loan portfolios may adversely affect our profitability and shareholder’s equity

For general account products, we typically bear the risk for investment performance (return of principal and interest).We are exposed to credit risk on our fixed income portfolio (e.g., bonds, mortgages, private placements). Some issuers have defaulted on their financial obligations for various reasons, including bankruptcy, lack of liquidity, downturns in the economy, downturns in real estate values, operational failure, and fraud. Any event reducing the value of the fixed income portfolio other than on a temporary basis could have a material adverse effect on our business, results of operations, and financial condition.

The insurance industry is heavily regulated and changes in regulations may adversely affect our results of operations and liquidity

The insurance industry is subject to comprehensive state regulation and supervision. We are also impacted by federal legislation and administrative policies in areas such as financial services regulations and federal taxation. The primary purpose of state regulation of the insurance business is to protect policyholders. The laws of the various states establish insurance departments with broad powers to regulate such matters as: licensing companies to transact business, admitting statutory assets, regulating unfair trade and claims practices, regulating company action with respect to non-guaranteed elements of insurance contracts, establishing statutory reserve requirements and solvency standards, restricting various transactions between affiliates and regulating the types, amounts and valuation of investments. State insurance regulators, federal regulators and the National Association of Insurance Commissioners (“NAIC”) continually reexamine existing U.S. laws and regulations, and may impose changes in the future.

State insurance guaranty associations have the right to assess insurance companies doing business in their state for funds to help pay the obligations of insolvent insurance companies to policyholders and claimants. As the amount and timing of an assessment is beyond our control, the liabilities established for these potential assessments may not be adequate.

The Dodd-Frank Act, which was enacted in July 2010, provided for comprehensive changes to the regulation of the financial services industry by granting existing government agencies and newly created government agencies and bodies (e.g., the Financial Stability Oversight Council and the Federal Insurance Office) authority to promulgate new financial regulations applicable to financial institutions. These regulations subject the Company to a number of requirements, including, among others, stress tests and stricter prudential standards, such as stricter requirements and limitations relating to liquidity, credit exposure and risk management. In addition, the sections of these regulations that have not been fully adopted or implemented may subject the Company to a number of time consuming procedures that could increase expenses and may limit the flexibility with our investments portfolio, which may result in lower returns. In addition, the Dodd-Frank Act authorizes the Federal Insurance Office, which does not have general authority over the business of insurance, to make recommendations to the Financial Stability Oversight Council that certain insurers be subject to more stringent regulation. Further, as required by the Dodd-Frank Act, the Federal Insurance Office has issued a report with recommendations on how to modernize and improve the system of insurance regulation in the United States. Many of the provisions of this legislation require substantial rulemaking across numerous agencies within the federal government. In 2017, the Company implemented changes in reporting, initial margin and variation margin obligations under the Dodd-Frank Act and its regulations. Although the modernization of the insurance regulation system has begun, it is proceeding substantially slower than the aggressive schedule contemplated at the time of enactment. Consequently, the Company cannot predict the ultimate impact of these provisions on our results of operations, liquidity or capital resources.

Potential changes in federal or state tax laws, including changes impacting the availability of the Separate Accounts dividend received deduction, may adversely affect our business, results of operations, and financial condition

Changes in federal and state tax laws could make the Company’s products less attractive to consumers. For example, enacted reductions in the federal income tax that individual investors are required to pay on dividends and capital gains on stocks and mutual funds provide an incentive for some customers to shift assets into mutual funds, and away from variable annuity products. These enacted tax rate reductions may impact the relative attractiveness of annuities as compared to stocks and mutual funds. In addition, the Company currently benefits from certain tax benefits, such as dividends received deductions and tax credits, which could be eliminated or lessened by changes in U.S. laws.

The U.S. Government, as well as state governments, also considers from time to time tax law changes that may increase the amount of taxes that the Company pays. Although the specific form of any such potential legislation cannot be anticipated, it may include lessening or eliminating some or all of the tax advantages currently benefiting the Company or its policyholders. This could occur in the context of deficit reduction or other tax reforms. The effects of any such changes could result in lapses of policies currently held and/or the incurrence of higher corporate taxes, which could have a material adverse effect on our financial condition and results of operations.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") (HR 1, Pub. L. 115-97), was signed into law. The TCJA is complex and substantially changes U.S. corporate income tax rates and other provisions in the tax code. We continue to examine the impact the TCJA may have on our business. The TCJA has already had a material impact on our income tax expense and deferred tax balances most notably a $41.0 million unfavorable impact in the fourth quarter of 2017 related to the remeasurement of net deferred tax assets using the lowered corporate tax rate. Despite the beneficial impact in the corporate income tax rate, the full impact is uncertain and our business and financial condition could be adversely affected.

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

The Company was the subject of inquiries and remains under audits and market conduct examinations with a focus on the handling of unreported claims and abandoned property. The audits and related examination activity may result in additional payments to beneficiaries, escheatment of funds deemed abandoned, and administrative penalties. The Company previously implemented changes in the procedure for the identification of unreported claims and handling of escheatable property to comply with the terms of regulatory agreements and newly adopted laws and regulations. The Company cannot be certain that any regulatory actions or agreements that result from these audits and examinations will not have a material adverse impact on our ability to meet our obligations. See also Item 3. Legal Proceedings for further discussion.

Differences between actual claims experience and underwriting and reserving assumptions may require liabilities to be increased, which may have a material adverse effect on our financial results

Our earnings depend upon the extent to which actual claims experience is consistent with the assumptions used in setting the prices for products and establishing the technical provisions and liabilities for claims. To the extent that actual claims experience is less favorable than the underlying assumptions used in establishing such liabilities, earnings would be reduced. Furthermore, if these higher claims are deemed, in expert judgment, to be part of a trend, we may be required to increase our liabilities, which may also reduce income. In addition, certain acquisition costs related to the purchase of policies already in force have been recorded as assets on the balance sheet and are being amortized into earnings over time. If the assumptions relating to the future profitability of these policies (such as future claims, investment income, and expenses) are not realized, the amortization of these costs may be accelerated and may require write-offs due to unrecoverability. This may have a material adverse effect on our financial results.

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

Inadequate or failed processes or systems, human factors or external events may adversely affect the Company’s profitability, reputation, or operational effectiveness.

Operational risk is inherent in the Company’s business and may manifest itself in many ways, including business interruption, poor vendor performance, information systems malfunctions or failures, regulatory breaches, processing errors, modelling errors, and/or internal and external fraud. These events may result in financial loss, harm the Company’s reputation, or hinder the Company’s operational effectiveness. Further, employee error, unethical behavior and/or misconduct may be difficult to detect and prevent under all circumstances and may result in significant losses.

The Company’s management maintains an adequate environment and sound (conduct) policies and practices to control these risks and keep operational risk at appropriate levels. Notwithstanding these control measures, however, operational risk is part of the business environment in which the Company operates. The Company’s risk management activities cannot anticipate every circumstance, and economic and financial outcome, or the specifics and timing of such outcomes.  As the Company and its affiliates continue to focus on reducing expenses necessary to support their businesses, a key part of their operating strategies has been to outsource certain important services.  The Company outsources certain services and operations to third-party providers and may do so increasingly in the future. If the Company fails to maintain an effective outsourcing strategy or if third-party providers do not provide the core administrative, operational, financial, and actuarial services the Company requires and anticipates, or perform as contracted, such as compliance with applicable laws and regulations, suffers a cyber-attack or other security breach, the Company may not realize the productivity improvements or cost efficiencies, nor find an alternate provider on the same terms and conditions, and instead experience financial loss, reputational harm, operational difficulties, increased costs, a loss of business and other negative consequences, all of which could have a material adverse effect on the Company’s results of operations.  In addition, the Company’s reliance on third-party providers does not relieve the Company of its responsibilities and requirements.  Any failure or negligence by such third-party providers in carrying out their contractual duties may result in the Company being subjected to liability and litigation.  Any litigation relating to such matters could be costly, expensive and time-consuming, and the outcome of which is uncertain.  Moreover, any adverse publicity arising from such litigation, even if the litigation is not successful, could adversely affect the Company’s reputation.

In connection with the transformation of the Company’s and its Parent’s U.S. business and long term strategy, in January 2018, a Company affiliate entered into a multi-year third party administration arrangement for the administration of certain U.S. based in-force policies. As part of this arrangement, the Company and its affiliates will modernize the systems upon which they administer insurance business whereby certain existing systems will be consolidated into a new policy administration system hosted by the third party administrator. If the Company or its affiliates do not effectively develop, implement and monitor its outsourcing relationships, or if third-party providers do not perform as anticipated, or if the Company experiences technological or other problems with the transition, the Company may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and a loss of business that may have an adverse effect on the Company’s operations or financial condition.

Business and financial results may be adversely affected by an inability to sell assets to meet maturing obligations

We could be exposed to liquidity risk, which is the risk that we cannot quickly convert invested assets to cash without incurring significant losses. Our liquidity may be impaired due to circumstances that we may be unable to control, such as general market disruptions or an operational problem. Our ability to sell assets may also be impaired if other market participants are seeking to sell similar assets at the same time. The inability to sell assets to meet maturing obligations, a negative change in our credit ratings, or regulatory capital restrictions, may have an adverse effect on financial results. The Company typically holds a portion of its general account in cash equivalents or other liquid assets, incurring an opportunity cost of higher yields on less liquid investments, to manage liquidity risk.

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

Almost all securities on loan under the program can be returned to us by the borrower at any time. Returns of loaned securities would require us to return the cash collateral associated with such loaned securities. In addition, in some cases, the maturity of the securities held as invested collateral (e.g., securities that we have purchased with cash received from third parties) may exceed the term of the related securities on loan and/or the market value of these securities may fall below the amount of cash we are obligated to return to the borrower of our loaned securities. If we are required to return significant amounts of cash collateral on short notice and we are forced to sell securities to meet the return obligation, we may have difficulty selling such collateral that is invested in securities in a timely manner or we may be forced to sell securities in a volatile or illiquid market for less than we otherwise would have been able to realize under normal market conditions, or both. In addition, under stressful market and economic conditions, such as those conditions we have experienced in 2008, liquidity broadly deteriorates, which may further restrict our ability to sell securities.

Environmental liability exposure from our commercial mortgage loan portfolio may adversely affect our results of operations and financial condition

Liability under environmental protection laws relating to our commercial mortgage loan portfolio may adversely affect our results of operation. Under the laws of several states, in which we do business, contamination of a property may give rise to a lien on the property to secure recovery of the costs of cleanup. In some states, this kind of lien has priority over the lien of an existing mortgage against the property, which would impair our ability to foreclose on the property should the related loan be in default. In addition, we may be liable for costs of addressing releases or threatened releases of hazardous substances that require remedy at a property securing a mortgage loan held by us, which could have an adverse effect on our results of operations and financial condition.

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

Changes in accounting standards may adversely affect our Financial Statements

Our Financial Statements are prepared in conformity with United States generally accepted accounting principles (“GAAP”) as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). From time to time, we are required to adopt new or revised accounting standards or guidance. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our Financial Statements and that such changes could have a material adverse effect on our financial condition and results of operations. It is also possible that future accounting standards could reflect an increase in complexity which would force an observable increase in operating expenses associated with production of Financial Statements.

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

The economic environment in recent years presented significant challenges to the Company's ability to issue certain products at competitive returns, which led to the Company’s election to discontinue new sales of life insurance, variable annuity and market value adjusted products. In 2012, the Company launched a fixed contingent annuity (also sometimes referred to as a CDA) that includes a SALB rider, but is no longer accepting new investors as of November 22, 2015. Existing certificate owners of CDAs are not affected and may continue to make subsequent contributions, as permitted by the terms of the CDA contract. There is a risk that state regulators could determine that existing actuarial or financial standards are inadequate when applied to CDAs and therefore require more stringent regulations, which could impact the Company’s ability to accept additional new investments from existing contract owners, potentially making growth of future revenues even more limited and uncertain.

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

The United Kingdom’s vote to leave, and the eventual exit of the United Kingdom from, the European Union could adversely affect us

On March 29, 2017 the United Kingdom (the “U.K.”) submitted the formal notification of its intention to withdraw from the EU under Article 50 of the Treaty on the European Union (the “E.U.”), as amended (“Brexit”). Following submission of this notification, there is a two-year period for the U.K. to negotiate the terms of its withdrawal from the E.U., as well as its future relationship. If no formal withdrawal agreement is reached between the U.K. and the E.U., then it is expected the U.K.’s membership of the E.U. will automatically terminate upon the passage of two years. The U.K.’s decision to leave the EU has political, legal and economic ramifications for both the U.K. and the E.U., although these are expected to be more pronounced for the U.K.

Given our investments in equity and debt securities of companies with global operations, any of the aforementioned effects of Brexit, and others we cannot anticipate, could adversely affect our business, business opportunities, results of operations, financial condition and cash flows.

Changes in regulatory agency rules could adversely affect our business

The United States Department of Labor (“DOL”) issued a ‘Conflict of Interest’ or ‘Fiduciary’ rule in April 2016 (the “DOL Rule”) that substantially broadens the definition of ‘fiduciary’ with respect to retirement savings and investment plans and products (‘qualified assets’). The final rule would, with limited exemptions and carve-outs, make agents and brokers who provide recommendations on qualified assets subject to a best interest/fiduciary standard. The DOL Rule best interest standard is effective with additional requirements and exemptions applicable as of July 1, 2019. The DOL announced that it would further review the DOL Rule and propose additional changes before the DOL Rule becomes fully applicable. In addition the SEC has announced that it will propose a harmonized standard of care for broker dealers and investment advisers. Finally, New York and several other states have proposed or are expected to propose a heightened standard of care for financial professionals in their state and/or relating to the sale of life insurance as well as retirement savings and investment products.

The DOL Rule could have a material adverse impact with regard to subsequent contract contributions as to the Company’s annuity business, and could create other challenges to the operating model of this business. In addition, the SEC or the States’ promulgation or enactment, respectively, of an enhanced standard of care, could similarly have a material adverse impact on TALIC’s business. In late 2017, the additional requirements applicability date was extended to July 1, 2019. It is expected that the DOL will propose changes to the rule later this year. The final results of the review and the impact to TALIC’s annuity business will not be known until after the changes to the rule are finalized.

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

Item 3. Legal Proceedings

The Company, like other life insurance companies, is subject to regulatory and legal proceedings, including class action lawsuits, in the ordinary course of our business. Such legal and regulatory matters include proceedings specific to us and other proceedings generally applicable to business practices in the industry in which the Company operates. In some lawsuits and regulatory proceedings involving insurers, substantial damages have been sought and/or material settlement payments have been made. Although the outcome of any litigation or regulatory proceeding cannot be predicted with certainty, at the present time, we believe that there are no pending or threatened proceedings or lawsuits that are likely to have a material adverse impact on our ability to meet our obligations.

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

During 2017, the Registrant paid a $47.5 million return of capital to TA Corp. In addition, the Company paid a $140.0 million dividend to TA Corp. During 2016, the Registrant paid a $88.3 million return of capital to TA Corp. In addition, the Company paid a $75.0 million dividend to TA Corp. No other cash or stock dividends have been declared on Registrant’s common stock at any time during the two most recent fiscal years. Under laws applicable to insurance companies domiciled in the State of Arkansas, the Registrant’s ability to pay extraordinary dividends on its common stock is restricted. See Notes to Financial Statements, Note 8 Stockholder’s Equity and Statutory Accounting Principles (“SAP”), for further discussion.

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

Forward Looking Statements

The statements contained in this Report that are not historical facts are forward-looking statements as defined in the US Private Securities Litigation Reform Act of 1995. Certain statements in this report may be considered forward-looking, including those about management expectations, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “should,” “believe,” “estimate,” “intend,” “may,” “predict,” “continue,” “forecast,” “will,” “would,” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control of the Company, which affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. Such risks and uncertainties include but are not limited to the following:

•	Changes in general economic conditions;
•	Changes in the performance of financial markets, including emerging markets, such as with regard to:
o	The frequency and severity of defaults by issuers in our fixed income investment portfolios; and
o	The effects of corporate bankruptcies and/or accounting restatements on the financial markets and the resulting decline in the value of equity and debt securities we hold;
•	The frequency and severity of insured loss events;
•	Changes affecting mortality, morbidity, persistence and other factors that may impact the profitability of our insurance products;
•	Changes affecting interest rate levels and continuing low or rapidly changing interest rate levels;
•	Decreases in the availability of reinsurance or the receipt of reinsurance payments;
•	Changes in laws and regulations, particularly those affecting our operations or our products
•	Regulatory changes relating to the insurance industry in the jurisdictions in which we operate;
•	The adverse impact of any lowering of one or more of our credit ratings on policy retention, profitability and liquidity;
•	Acts of God, acts of terrorism, acts of war and pandemics;
•	Litigation or regulatory actions that could require us to pay significant damages or change the way we do business;
•	Competitive, legal, regulatory or tax changes that affect the distribution cost of or demand for our products;
•	The impact of product withdrawals, restructurings and other unusual items;
•	Our failure to achieve anticipated levels of earnings or operational efficiencies as well as other cost saving initiatives; and
•	The political, monetary, economic and operational impacts of the “Brexit” referendum.

The Company does not undertake to update or revise forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, except as otherwise may be required by the federal securities laws. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak to Company expectations only as of the dates on which they are made. Actual results may differ materially from expectations conveyed in forward-looking statements due to changes caused by various risks and uncertainties. The Company will include any required or necessary updates, revisions, or classifications of the forward-looking statements or the disclosures and risks and uncertainties in future filings.

Business Environment

The Company is a life insurance company that conducts its business primarily in the annuity markets, and to a lesser extent in the life insurance markets of the financial services industry. The Company’s gross earnings are principally derived from two sources:

•	the charges imposed by the outstanding variable annuity, CDA and variable life insurance contracts, and
•	the net earnings from investments of fixed and variable rate life insurance and annuity contract owner deposits less interest credited to contract owners, commonly known as interest spread.

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

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the Standard & Poor’s 500 Composite Stock Price Index (“S&P”). The Dow, NASDAQ and S&P ended 2017 with increases of 25%, 27% and 19% from 2016, respectively. The Dow, NASDAQ and S&P ended 2016 with increases of 13%, 9% and 10% from 2015, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 72% of Separate Accounts assets were invested in equity-based mutual funds at December 31, 2017. Since asset-based fees collected on in-force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During 2017, average variable Separate Account balances increased $0.07 billion (or 1.2%) to $5.7 billion as compared to the same period in 2016, due to strong equity market performance, offset by continued run-off of the closed block, resulting in an increase in related fees of $1.1 million.

Fluctuations in the U.S. equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the contracts it enters into. Minimal or negative investment performance generally results in greater exposure to guarantee provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs as compared to assumptions. If the Company determines that it needs to increase its estimated long-term cost of guaranteed benefits, it will need to establish higher guaranteed benefit liabilities than it has established in the past.

Medium-Term Interest Rates, Corporate Credit and Credit Spreads

Changes in interest rates affect the value of investments, primarily fixed maturity securities and preferred equity securities, as well as interest-sensitive liabilities. Changes in interest rates have an inverse relationship to the value of investments and interest-sensitive liabilities. Also, since the Company has certain fixed products that contain guaranteed minimum interest crediting rates, decreases in interest rates can decrease the amount of interest spread earned.

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	2017	2016
Medium-term interest rate yield (a)	1.95%	1.33%
Increase in medium-term interest rates (b)	62	17
Credit spreads (in basis points) (c)	71	108
Expanding (contracting) of credit spreads (b)	(37)	(37)
Increase (decrease) on market valuations: (in millions) available-for-sale investment securities (d)	$29.0	$9.0
Net change on market valuations	$29.0	$9.0

(a)	The Company defines medium-term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	Represents the increase (decrease) between current year and prior year (in basis points)
(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
(d)	The increase in unrealized market valuations in the current year is driven primarily by credit spreads tightening.

At December 31, 2017 and 2016, the Company had 7,928 and 9,017 life insurance and annuity contracts in force with interest rate guarantees, respectively. The estimated average rate of interest credited on behalf of contract owners was 3.17% and 3.32% during 2017 and 2016, respectively. Total invested assets supporting these liabilities with interest rate guarantees had an estimated average effective yield of 4.95% and 4.99% during 2017 and 2016, respectively.

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

Adoption of New Accounting Pronouncements

See Notes to Financial Statements, Note 1 Summary of Significant Accounting Policies, for a discussion of newly adopted accounting pronouncements.

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

Each month, the Company performs an analysis of the information obtained from third-party services and brokers to ensure that the information is reasonable and produces a reasonable estimate of fair value. The Company considers both qualitative and quantitative factors as part of this analysis, including but not limited to, recent transactional activity for similar fixed maturities, review of pricing statistics and trends, and consideration of recent relevant market events. Other controls and procedures over pricing received from indices, third-party pricing services, or brokers include validation checks, such as the review of exception reports that highlight significant price changes, stale prices or un-priced securities. In addition, the Company performs back testing on a sample basis. Back testing involves selecting a sample of securities trades and comparing the prices in those transactions to prices used for financial reporting. Significant variances between the price used for financial reporting and the transaction price are investigated to explain the cause of the difference.

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third-party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. On a monthly basis, the Company reviews the matrix to ensure that the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as by comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value. The Company’s portfolio consists primarily of publicly-traded securities with only a minor portion comprised of private placement securities. At December 31, 2017 and 2016, approximately $82.7 million (or 5.2%) and $107.0 million (or 7.0%), respectively, of the fixed maturity and equity securities portfolio consisted of private placement securities.

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

Other-than-temporary impairments (“OTTI”)

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for other-than-temporary declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e., company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, 1) certain credit-related events such as default of principal or interest payments by the issuer, 2) bankruptcy of the issuer, 3) certain security restructurings, and 4) a fair market value less than the cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For equity securities, once management determines that a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

Objective evidence of impairment of an investment in an equity instrument classified as AFS includes information about significant changes with an adverse effect that have taken place in the technological, market, economic or legal environment in which the issuer operates, that indicates that the cost of the investment in the equity instrument may not be recovered. As part of an ongoing process, the equity analysts actively monitor earnings releases, company fundamentals, new developments and industry trends for any signs of possible impairment. If an AFS equity security is impaired based upon the Company’s qualitative or quantitative impairment criteria, any further declines in the fair value at subsequent reporting dates are recognized as impairments. Therefore, at each reporting period an impairment is recognized for the difference between the fair value and the original cost basis, less any previously recognized impairments, for an equity security that is determined to be impaired based upon the Company’s impairment criteria.

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security, or b) is more likely than not to be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non-credit portion). The credit loss is recognized in earnings and the non-credit loss is recognized in Other Comprehensive Income (“OCI”), net of applicable taxes and VOBA. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non-credit OTTI was previously recognized in OCI in “Net unrealized other-than-temporary impairments on securities.”

For the year ended December 31, 2017, the Company did not record OTTI in income. For the years ended December 31, 2016 and 2015, the Company recorded an OTTI in income of $5.2 million and $1.9 million, respectively, excluding VOBA.

Debt securities are monitored individually for impairments based on our asset specialists' expectations of payment interruption. The probability of interruption is based on assessments of capital markets, funding needs and the liquidity profile of the issuer.

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

Equity futures contracts and interest rate futures contracts are used to hedge the equity risk and interest rate risk, respectively, associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio.  Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures are recorded in net derivative gains (losses) in the Statements of Income (Loss).

The Company uses variance swaps to hedge equity risk. The Company also enters into total return swaps that are based on various global market indices. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income (Loss).

The Company also writes credit default swaps (“CDS”) enabling the Company to change the risk profile of the assets in the portfolio by enhancing the overall yield. As a writer of CDS, the Company actively monitors the underlying asset, being careful to note any events (default or similar credit event) that would require the Company to perform on the CDS. If such events would take place, a payment equal to the notional amount of the contract, less any potential recoveries as determined by the underlying agreement, will be made by the Company to the counterparty to the swap, and recognized in net derivative gains (losses) in the Statements of Income (Loss).

The Company enters into fixed-to-float and float-to-fixed interest rate swaps in order to hedge the interest rate risk on the underlying liability. The Company holds these contracts at fair value, and recognizes gains (losses) related to changes in fair value in net derivative gains (losses) in the Statements of Income (Loss).

The Company also utilizes put and call options that serve to hedge the risk of equity market declines. The Company recognizes gains (losses) from the change in fair value of the options in net derivative gains (losses) in the Statements of Income (Loss).

Value of Business Acquired (“VOBA”)

VOBA reflects the estimated fair value of in force contracts acquired and represents the portion of the purchase price that is allocated to the value of the right to receive future cash flows from the insurance and annuity contracts in force at the acquisition date. VOBA is based on actuarially determined projections, for each block of business, of future policy and contract charges, premiums, mortality, policyholder behavior, Separate Account performance, operating expenses, investment returns, and other factors. Actual experience on the purchased business may vary from these projections. Annually, the Company performs a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing VOBA. The assumptions include, but are not necessarily limited to, inputs such as mortality, policyholder behavior and expected future rates of returns on investments. As part of this review, the Company considers emerging experience, future expectations and other data, including any observable market data. These assumptions are updated and implemented in the third quarter of each year, unless a material change in experience, indicative of a long-term trend, is observed during an interim period. For VOBA, the impact of revisions and assumptions to estimates on cumulative amortization is recorded as a charge or credit to current operations, commonly referred to as “unlocking.”

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

The long-term growth rate assumption for the amortization of VOBA was 8% at December 31, 2017 and 2016. At December 31, 2017 and 2016, the Company’s VOBA asset was $201.3 million and $222.3 million, respectively. For the years ended December 31, 2017, 2016, and 2015, the favorable (unfavorable) impact to pre-tax net income related to VOBA unlocking was ($8.5) million, ($12.9) million and $0.1 million, respectively. There were no impairment charges for the years ended 2017 and 2015. Impairment charges for the year ended 2016 were $0.5 million.

See Notes to Financial Statements, Note 4 VOBA, DAC and DSI, for further discussion.

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

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 0.01% to 8.8% during 2017 and 2016. See Notes to Financial Statements, Note 5 Variable Contracts Containing Guaranteed Benefits, for further discussion.

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

Specific estimates include the realization of dividend-received deductions (“DRD”) and foreign tax credits (“FTC”). A portion of the Company’s investment income related to Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience. See Notes to Financial Statements, Note 6 Income Taxes for a further discussion.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") (HR 1, Pub. L. 115-97), was signed into law. The TCJA is complex and substantially changes U.S. corporate income tax rates and other provisions in the tax code. We continue to examine the impact the TCJA may have on our business. The TCJA has already had a material impact on our income tax expense and deferred tax balances (most notably a $41.0 million unfavorable impact in the fourth quarter of 2017 related to the remeasurement of net deferred tax assets using the lowered corporate tax rate, along with a corresponding reduction in the valuation allowance.) Despite the beneficial impact in the corporate income tax rate, the full impact is uncertain and our business and financial condition could be adversely affected. The Company had a deferred tax asset at December 31, 2017 and December 31, 2016 for the benefit of net operating loss (“NOL”) carryforwards of $554.6 million (net of an ASC 740 reduction of $12.6 million) and $627.9 million (net of an ASC 740 reduction of $12.5 million), respectively, with a carry forward period of fifteen years that will expire at various dates between 2023 and 2031. At December 31, 2017, the Company had no capital loss carry forward and at December 31, 2016, the Company had a deferred tax asset for a capital loss carry forward of $0.1 million for federal income tax purposes with a carry forward period of five years that will expire in 2018. At December 31, 2017 and December 31, 2016, the Company had a deferred tax asset for foreign tax credit carry forward of $9.8 million and $9.8 million, respectively, with a carry forward period of ten years that will expire at various dates up to 2026. Finally, the Company had a deferred tax asset for an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4.2 million at both December 31, 2017 and December 31, 2016. The Company expects to be refunded $3.9 million of minimum tax credit carryforward by the end of 2021 pursuant to the TCJA. A valuation allowance remains for the remaining balance of $0.3 million.

The valuation allowance for deferred tax assets at December 31, 2017 and December 31, 2016 was $78.7 million and $154.4 million, respectively (this included losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). The valuation allowance is related to the loss carry forwards, tax credits, and other deferred tax assets that, in the current judgment of management, are not more likely than not to be realized. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on future generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The amount of deferred tax asset considered realizable, however, could be increased in the near term if estimates of future taxable income during the carry forward period are increased.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 through 2016. An examination by the Internal Revenue Service is in progress for the years 2011 through 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. The 2017 return has not yet been filed.

Financial Condition

At December 31, 2017, the Company’s assets were $8.63 billion or $0.04 billion less than the $8.67 billion in assets at December 31, 2016. Assets excluding Separate Accounts assets decreased $176.3 million from $3.0 billion at December 31, 2016 to $2.8 billion at December 31, 2017. The change in total assets was due to a decrease in general fund investments assets supporting policyholder liabilities and reserves, along with a decrease in VOBA as business continues to run-off, offset by an increase in Separate Accounts assets.

Separate Account Assets

Separate Accounts assets, which represent 67% of total assets, increased $133.9 million to $5.8 billion at December 31, 2017. This was primarily due to growth in account asset values resulting from favorable investment performance of $848.2 million, lower benefit payments and withdrawals, offset by higher surrenders as compared to the previous year as shown in the table below:

(dollars in millions)	2017	2016
Investment performance	$848.2	$395.3
Deposits (including internal exchanges)	13.4	13.8
Policy fees and charges	(134.9)	(137.9)
Benefits	(146.9)	(158.3)
Surrenders	(323.4)	(270.4)
Withdrawals	(122.5)	(123.2)
Net change	$133.9	$(280.7)

VOBA

During 2017 and 2016, the decrease in VOBA was primarily driven by positive gross profits due to favorable performance of Separate Accounts during the period, which resulted in amortization. Annual mortality assumption updates and model changes recorded in the third quarter of 2017 resulted in an unlocking adjustment which decreased the VOBA asset. For both 2017 and 2016, the adjustments related to unrealized (gains) losses and OTTI on investments decreased VOBA as the result of net unrealized gains on AFS during the year compared to net unrealized losses in the same period.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated policyholder deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances decreased from 2016 to 2017 by $54.8 million due to death benefits, withdrawals and surrenders of $99.5 million, offset by interest credited to policyholders of $44.8 million.

Future Policy Benefits

Future policy benefits includes reserves established to cover insurance risk associated with the Company’s benefit guarantee provisions for GMDB and GMIB products and liabilities related to the Company’s GMWB and SALB contract provisions recorded at fair value.

During 2017, future policy benefits decreased $75.2 million from $486.8 million to $411.6 million at December 31, 2016 and 2017, respectively, primarily driven by unlocking adjustments of $71.5 million resulting from higher market performance and favorable mortality assumption updates.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans and cash and cash equivalents. To align with a change in the Company’s investment strategy, during the latter half of the year, the Company reduced its investment in hedge funds, decreasing the limited partnerships on the Balance Sheets by $69.5 million. In addition, the sale of $122.1 million in mortgage loan investments to affiliates and the net purchase of $120.7 million of investment grade securities from affiliates drove the change in balances for mortgage loans on real estate and fixed maturity AFS securities on the Balance Sheets by ($91.3) million and $61.6 million, respectively.

The following schedule identifies the Company’s general account invested assets by type at December 31, 2017 and 2016:

	2017	2016
Fixed maturity AFS securities
Investment grade fixed maturity securities	58.4%	53.2%
Below investment grade fixed maturity securities	3.5	3.6
Total fixed maturity AFS securities	61.9%	56.8%
Equity securities	1.4	1.2
Mortgage loans on real estate	1.0	4.4
Limited partnerships	0.1	2.7
Policy loans	24.3	24.1
Derivative assets	0.3	0.6
Cash and cash equivalents	11.0	10.2
	100.0%	100.0%

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at December 31, 2017 and 2016 were:

	December 31, 2017
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$247.3	$17.8	$(0.2)	$264.9	17%
Industrial	559.5	35.5	(2.0)	593.0	38
Utility	78.6	5.5	-	84.1	5
Asset-backed securities
Credit cards	5.7	-	-	5.7	0
Structured settlements	7.8	0.1	(0.2)	7.7	0
Autos	20.0	0.1	-	20.1	1
Timeshare	2.0	-	-	2.0	0
Other	21.3	0.1	-	21.4	1
Commercial mortgage-backed securities - non agency backed	72.4	1.3	(0.4)	73.3	5
Residential mortgage-backed securities
Agency backed	40.7	0.3	-	41.0	3
Non agency backed	33.7	6.7	-	40.4	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	298.2	64.0	(0.1)	362.1	23
Foreign	24.2	2.2	(0.1)	26.3	2
Redeemable preferred stock	5.8	-	(0.1)	5.7	0
Total fixed maturity AFS securities	$1,418.1	$133.6	$(3.1)	$1,548.6	98%

Equity AFS securities
Banking securities	$25.5	$3.0	$-	$28.5	2%
Total equity AFS securities	$25.5	$3.0	$-	$28.5	2%
Total fixed maturity and equity AFS securities	$1,443.6	$136.6	$(3.1)	$1,577.1	100%

	December 31, 2016
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$239.8	$16.7	$(0.5)	$256.0	17%
Industrial	546.1	34.8	(2.7)	578.2	38
Utility	73.2	4.9	(0.4)	77.7	5
Asset-backed securities
Structured settlements	8.2	-	(0.5)	7.7	1
Autos	27.1	-	-	27.1	2
Timeshare	0.7	-	-	0.7	-
Other	17.4	-	(0.4)	17.0	1
Commercial mortgage-backed securities - non agency backed	75.4	1.7	(0.6)	76.5	5
Residential mortgage-backed securities
Agency backed	53.7	0.4	(0.6)	53.5	4
Non agency backed	39.2	3.6	(0.1)	42.7	3
Municipals-tax exempt	0.9	-	(0.1)	0.8	-
Government and government agencies
United States	295.6	45.8	-	341.4	22
Foreign	6.5	1.2	-	7.7	1
Total fixed maturity AFS securities	$1,383.8	$109.1	$(5.9)	$1,487.0	99%

Equity AFS securities
Banking securities	$25.5	$1.7	$(0.4)	$26.8	1%
Industrial securities	5.8	-	-	5.8	-
Total equity AFS securities	$31.3	$1.7	$(0.4)	$32.6	1%
Total fixed maturity and equity AFS securities	$1,415.1	$110.8	$(6.3)	$1,519.6	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio; 2) increasing industry risk factors; 3) deteriorating financial condition of the issuer; 4) covenant violations of the issuer; 5) high probability of bankruptcy of the issuer; 6) nationally recognized credit rating agency downgrades; and 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, we monitor structured securities (asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), and commercial mortgage-backed securities (“CMBS”)), cash flow trends and underlying levels of collateral. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and unless otherwise noted, does not consider these investments to be impaired at December 31, 2017.

There were three issuers rated below investment grade, which each individually represented more than 5% of the total unrealized loss position. All three issuers are found within the industrial sector. One of these issuers is specifically within the energy sub-sector and has an unrealized loss of $0.6 million. The remaining two issuers are within the communications sub-sector and have a combined unrealized loss of $0.6 million.

Industrial Sector

The Company’s $2.0 million of gross unrealized losses within the industrial sector relates to securities with a fair value of $95.3 million. The industrial sector is further subdivided into various sub-sectors with a majority of its gross unrealized loss made up of issuers within the energy, consumer non-cyclical and communications sub-sectors. There was one primary issuer within the energy sub-sector which made up a majority of the $0.7 million gross unrealized loss, resulting from weak oil prices. The two issuers within the communications sub-sector that made up the $0.6 million gross unrealized loss were affected by challenges that affected the entire wireline industry. Entities within the consumer non-cyclical sub-sector had gross unrealized losses of $0.6 million, which was spread evenly among health care, pharmaceutical and tobacco industries.

There were no individual issuers rated below investment grade in the industrial sector that had an unrealized loss position greater than $2.5 million.

Commercial Sector

The Company's $0.4 million of gross unrealized losses within the CMBS sector relates to securities with a fair value of $30.0 million, as fundamentals remain supportive with commercial property prices above their prior peak. Commercial real estate valuation increases have slowed. The delinquency rate has started to fall as loan resolution outpace new defaults and positive net supply increases the total outstanding balance. Liquidity remains reasonable for the CMBS market; however, credit spreads on legacy subordinate CMBS tranches remain at wide levels.

These factors typically require significant management judgment. The impairment review process has resulted in no other than temporary impairment charges for the year ended December 31, 2017 for the Company.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2017 and 2016 by rating agency equivalent were:

	December 31, 2017		December 31, 2016
	Amortized	Estimated	Amortized	Estimated
(dollars in millions)	Cost	Fair Value	Cost	Fair Value
AAA	$421.8	$487.2	$433.0	$479.0
AA	67.1	69.5	88.8	92.3
A	460.1	487.5	462.3	490.0
BBB	388.7	416.5	310.9	332.2
Below investment grade	80.4	87.9	88.8	93.5

Total fixed maturity AFS securities	$1,418.1	$1,548.6	$1,383.8	$1,487.0

Investment grade	94%	94%	94%	94%
Below investment grade	6%	6%	6%	6%

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy, which uses a composite rating from the main rating agencies S&P Global Rating Services (“S&P GRS”), Moody’s, and Fitch Ratings (“Fitch”). The rating used is the lower of the composite rating and the Company’s Internal Rating. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P GRS’s BBB- or higher (or similar rating agency). At December 31, 2017 and 2016, approximately $120.7 million (or 7.79%) and $65.7 million (or 4.4%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P GRS. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for investment grade AFS securities are as follows:

	December 31, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$19.5	$19.7	$(0.2)
Industrial	75.1	75.8	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Credit Cards	5.7	5.7	-
Other	4.0	4.0	-
Autos	8.1	8.1	-
Student loan	3.0	3.0	-
Commercial mortgage-backed securities - non agency backed	29.0	29.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Total fixed maturity and equity AFS securities	$156.0	$157.4	$(1.4)
Greater than six months but less than or equal to one year
Government and government agencies
Foreign	$3.8	$3.8	$-
Redeemable preferred stock	5.7	5.8	(0.1)
Total fixed maturity and equity AFS securities	$9.5	$9.6	$(0.1)
Greater than one year
Corporate Securities
Industrial	$6.5	$6.5	$-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities
Non agency backed	1.0	1.0	-
Total fixed maturity and equity AFS securities	$10.1	$10.3	$(0.2)

Total of all investment grade AFS securities
Corporate Securities
Financial Services	$19.5	$19.7	$(0.2)
Industrial	81.6	82.3	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Credit Cards	5.7	5.7	-
Other	4.0	4.0	-
Autos	8.1	8.1	-
Student loan	3.0	3.0	-
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities - non agency backed	30.0	30.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Foreign	3.8	3.8	-
Redeemable preferred stock	5.7	5.8	(0.1)
Total investment grade AFS securities	$175.6	$177.3	$(1.7)

Total number of investment grade AFS securities in a continuous unrealized loss position			67

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$13.2	$13.6	$(0.4)
Industrial	37.3	38.4	(1.1)
Utility	6.0	6.1	(0.1)
Asset-backed securities
Structured Settlements	6.9	7.2	(0.3)
Other	8.4	8.5	(0.1)
Autos	15.1	15.1	-
Timeshare	0.4	0.4	-
Commercial mortgage-backed securities - non agency backed	30.7	31.3	(0.6)
Residential mortgage-backed securities - agency backed	46.4	47.0	(0.6)
Equity AFS Securities - banking securities	8.2	8.5	(0.3)
Total fixed maturity and equity AFS securities	$172.6	$176.1	$(3.5)
Greater than six months but less than or equal to one year
Corporate Securities
Financial Services	$1.4	$1.5	$(0.1)
Utility	3.1	3.4	(0.3)
Asset-backed securities
Structured Settlements	0.9	1.0	(0.1)
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Total fixed maturity and equity AFS securities	$6.4	$6.9	$(0.5)
Greater than one year
Corporate Securities
Industrial	$11.9	$12.4	$(0.5)
Asset-backed securities
Other	7.7	7.9	(0.2)
Timeshare	0.3	0.3	-
Total fixed maturity and equity AFS securities	$19.9	$20.6	$(0.7)

Total of all investment grade AFS securities
Corporate Securities
Financial services	$14.6	$15.1	$(0.5)
Industrial	49.2	50.8	(1.6)
Utility	9.1	9.5	(0.4)
Asset-backed securities
Structured Settlements	7.8	8.2	(0.4)
Other	16.1	16.4	(0.3)
Auto	15.1	15.1	-
Timeshare	0.7	0.7	-
Commercial mortgage-backed securities - non agency backed	31.7	32.3	(0.6)
Residential mortgage-backed securities - agency backed	46.4	47.0	(0.6)
Equity AFS securities-banking securities	8.2	8.5	(0.3)
Total investment grade AFS securities	$198.9	$203.6	$(4.7)

Total number of investment grade AFS securities in a continuous unrealized loss position			66

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows:

	December 31, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	11.7	12.2	(0.5)
Total fixed maturity and equity securities	$13.0	$13.5	$(0.5)
Greater than one year
Corporate Securities
Industrial	$2.0	$2.9	$(0.9)
Municipals - tax exempt	0.9	0.9	-
Total fixed maturity and equity securities	$2.9	$3.8	$(0.9)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	13.7	15.1	(1.4)
Municipals - tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$15.9	$17.3	$(1.4)

Total number of below investment grade AFS securities in a continuous unrealized loss position			12

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

	December 31, 2016
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Industrial	8.5	8.6	(0.1)
Residential mortgage-backed securities - non agency backed	8.6	8.7	(0.1)
Total fixed maturity and equity AFS securities	$17.1	$17.3	$(0.2)
Greater than six months but less than or equal to one year
Residential mortgage-backed securities - non agency backed	0.2	0.2	-
Total fixed maturity and equity AFS securities	$0.2	$0.2	$-
Greater than one year
Corporate Securities
Financial Services	0.9	$1.0	$(0.1)
Industrial	6.7	7.7	(1.0)
Residential mortgage-backed securities - non agency backed	2.1	2.2	(0.1)
Municipals - tax exempt	0.9	0.9	-
Equity AFS Securities-banking securities	1.6	1.8	(0.2)
Total fixed maturity and equity AFS securities	$12.2	$13.6	$(1.4)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$0.9	$1.0	$(0.1)
Industrial	15.2	16.3	(1.1)
Residential mortgage-backed securities - non agency backed	10.9	11.1	(0.2)
Municipals - tax exempt	0.9	0.9	-
Equity AFS Securities-banking securities	1.6	1.8	(0.2)
Total below investment grade AFS securities	$29.5	$31.1	$(1.6)

Total number of below investment grade AFS securities in a continuous unrealized loss position			15

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Gross unrealized losses and OTTI on below investment grade AFS securities represented 45% and 32% of total gross unrealized losses and OTTI on all AFS securities at December 31, 2017 and 2016, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to December 31, 2017.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows:

		December 31, 2017
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Less than or equal to six months	70% to 100%	$13.0	$13.5	$(0.5)
		$13.0	$13.5	$(0.5)

Greater than one year	70% to 100%	$1.5	$1.8	$(0.3)
	40% to 70%	1.4	2.0	(0.6)
		$2.9	$3.8	$(0.9)
Total		$15.9	$17.3	$(1.4)

		December 31, 2016
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Less than or equal to six months	70% to 100%	$17.0	$17.2	$(0.2)
		$17.0	$17.2	$(0.2)

Greater than six months but less than or equal to one year	70% to 100%	$0.2	$0.2	$-
		$0.2	$0.2	$-

Greater than one year	70% to 100%	$10.8	$11.6	$(0.8)
	40% to 70%	1.4	2.0	(0.6)
		$12.2	$13.6	$(1.4)
Total		$29.4	$31.0	$(1.6)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Mortgage Loans on Real Estate

The following summarizes key information on mortgage loans on real estate:

	December 31,
	2017		2016
(dollars in millions)	Amount	%	Amount	%
Property Type
Apartment	$13.2	53%	$49.2	42%
Office	-	-	26.5	23
Retail	6.1	24	29.1	25
Industrial	5.7	23	8.1	7
Other	-	-	3.3	3
Total mortgage loans by property type	$25.0	100%	$116.2	100%

Geographic Region
Pacific	$3.5	14%	$25.2	22%
South Atlantic	6.1	24	30.7	26
West North Central	5.2	21	17.3	15
Middle Atlantic	2.2	9	17.8	15
New England	-	-	5.6	5
East North Central	-	-	3.0	3
West South Central	-	-	8.4	7
Mountain	8.0	32	8.2	7
Total mortgage loans by geographic region	$25.0	100%	$116.2	100%

	December 31,
	2017		2016
(dollars in millions)	Amount	%	Amount	%
State Exposure
Pennsylvania	$-	-%	$15.4	13%
California	3.5	14	11.2	10
Missouri	-	-	9.0	8
Virginia	-	-	6.5	6
New Hampshire	-	-	5.6	5
Washington	-	-	8.8	8
Florida	6.1	24	11.3	10
Minnesota	5.2	21	5.3	5
Oregon	-	-	5.2	4
Georgia	-	-	8.1	7
South Carolina	-	-	2.9	2
Kansas	-	-	3.0	2
Utah	5.7	23	5.8	5
Wisconsin	-	-	3.0	3
Texas	-	-	8.4	7
New Jersey	2.2	9	2.4	2
Colorado	2.3	9	2.4	2
Maryland	-	-	1.9	1
Total mortgage loans by state exposure	$25.0	100%	$116.2	100%

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. The Company does not accrue interest on loans ninety days past due. At December 31, 2017 and 2016, there were no commercial mortgage loans that had two or more payments delinquent. Mortgage loans by property type and geographic region changed significantly from 2016 to 2017 due to the sale of mortgage loans to affiliates during in the third quarter of 2017.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts that it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At December 31, 2017 and 2016, the Company’s assets included $1.7 billion and $1.6 billion, respectively, of cash, short-term investments and investment grade publicly-traded AFS securities that could be liquidated if funds were required.

Capital Resources

During 2017, the Company paid a $140.0 million dividend and $47.5 million return of capital to TA Corp. During 2016, the Company paid a $75.0 million dividend to TA Corp and $88.3 million return of capital to TA Corp.

Statutory Principles and Risk-Based Capital (“RBC”)

To maintain the ability to issue annuity products, the Company must meet or exceed the statutory capital and surplus requirements of the insurance departments of the states in which it conducts business. The Company’s application of SAP differ from GAAP in the following major respects: under SAP, the acquisition costs of new business are charged to expense, while under GAAP they are amortized over a period of time; under SAP, the required additions to statutory reserves are calculated under different rules than under GAAP; and, the valuation of investments and accounting for deferred taxes differs between the two bases of accounting.

The NAIC utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. At December 31, 2017 and 2016, based on the RBC formula, the Company’s total adjusted capital levels were well in excess of the minimum amount of capital required to avoid regulatory action.

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

On May 5, 2017, A.M. Best affirmed the Company’s rating at A+, and changed the outlook from stable to negative. On August 3, 2017, Fitch affirmed the Company’s rating at A+, and maintained the stable outlook. On February 28, 2018, S&P affirmed the Company’s rating at AA-, and maintained the negative outlook.

The following table summarizes the Company’s ratings at March 29, 2018:

2017
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

Commitments and Contingencies

The following table summarizes the Company’s obligations to policyholders at December 31, 2017 related to the indicated accounts:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$164.6	$292.6	$251.4	$1,361.6	$2,070.2
Separate Accounts (a)	669.0	1,169.8	1,022.9	4,989.3	7,851.0
	$833.6	$1,462.4	$1,274.3	$6,350.9	$9,921.2

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

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At December 31, 2017 and 2016, the Company’s estimated liability for future guaranty fund assessments was $0.1 million and $0.1 million, respectively. In addition, the Company has a receivable for future premium tax deductions of $3.8 million and $4.0 million at December 31, 2017 and 2016, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

2017 compared to 2016

For the years ended December 31, 2017 and 2016, the Company recorded net income (loss) of $99.4 million and ($20.5) million, respectively. The increase in net earnings during 2017 as compared to 2016 was driven by $62.6 million lower policy benefit expense and $41.1 million lower derivative losses and $8.0 million higher realized investment gains, offset by lower amortization of VOBA.

Net derivative losses decreased $41.1 million from $90.2 million in 2016. The following table provides the components of net derivative gains (losses) by type:

(dollars in millions)		2017	2016	Change
Short futures	(a)	(1.4)	$(4.6)	$3.2
Long futures	(b)	2.6	(1.4)	4.0
Variance swaps	(c)	(3.4)	(3.7)	0.3
Total return swaps	(d)	(16.2)	(79.0)	62.8
Options (puts and calls)	(e)	(33.6)	(3.6)	(30.0)
Interest rate swaps	(f)	0.2	(0.6)	0.8
Credit default swaps	(g)	2.7	2.7	-
Total net derivative gains (losses)		$(49.1)	$(90.2)	$41.1

(a)	During 2017, short positions in equity-linked futures produced losses of $1.4 million due to the steadily improving equity market performance.
(b)

Long positions on bond futures contracts produced $2.6 million in realized gains during 2017 as rates were generally down on the long end of the rate curve in relation to when positions were rolled throughout the year.

(c)

Short positions on equity-linked total return swaps resulted in losses of $16.2 million during 2017, as a reflection of improving equity market performance relative to periodic payment and reset dates.

(d)

Put options produced $33.6 million of loss during 2017, driven by normal amortization of $24.2 million primarily on fourth quarter 2016 and second quarter 2017 acquisitions, in addition to realized losses of $5.9 million and mark to market losses of $3.5 million.

Policy benefits decreased $62.6 million compared to 2016, largely due to the favorable impact from reserve unlocking along with a decrease in life insurance mortality expense. The unlocking of $71.5 million was driven by valuation model assumption changes based on strong equity market performance experience in 2017. Lower mortality experience in 2017 as compared to the prior year led to fewer claims, resulting in lower life insurance mortality expense. The following table provides the components of policy benefits by type:

(dollars in millions)	2017	2016	Change
Annuity benefit unlocking	$(71.5)	$(30.4)	$(41.1)
Annuity benefit expense	43.2	46.5	(3.3)
Amortization (accretion) of deferred sales inducements	0.9	0.8	0.1
Life insurance mortality expense	29.9	48.2	(18.3)
Total policy benefits	$2.5	$65.1	$(62.6)

Amortization of VOBA decreased $16.6 million in 2017 compared to 2016. The decrease was primarily due to lower amortization expense of $12.1 million, driven by favorable equity returns and higher future gross profit projections along with run rate effects of model change assumptions for strong market performance and lower mortality experience. Unlocking adjustments resulted in an additional $4.5 million decrease in expense as a result of improved mortality experience as compared to 2016. See Notes to Financial Statements, Note 4 VOBA, DAC, and DSI, for further discussion.

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

(dollars in millions)	Annuity
	2017	2016	2015
Policy charge revenue	$96.0	$96.7	$108.3
Net Investment income (loss)	53.5	53.4	51.7
Net realized investment gains (losses)	5.8	0.5	1.1
Derivative gains (losses)	(49.1)	(90.4)	(37.4)
Total Revenue	$106.2	$60.2	$123.7

Interest credited to policyholder liabilities	$7.5	$8.5	$9.0
Policy benefits (net of reinsurance recoveries)	(27.4)	16.8	69.0
Amortization (accretion) of DAC	3.7	3.7	3.8
Amortization (accretion) of VOBA	4.2	6.9	8.1
Insurance, general and administrative expenses	37.2	35.4	43.8
Total Expenses	$25.2	$71.3	$133.7

Income (Loss) before taxes	$81.0	$(11.1)	$(10.0)
Income tax expense (benefit)	1.9	(0.5)	(9.3)
Net income (loss)	$79.1	$(10.6)	$(0.7)

For the year ended December 31, 2017, the $89.7 million increase in net income for the annuity segment was primarily due to lower derivative losses, higher net realized gains and lower policy benefit expenses. The $41.3 million lower derivative losses resulted primarily from lower losses on short positions in equity total return swaps and equity futures related to positional activity and improving equity market performance in the current year. These positive impacts were offset by increased amortization and the impact of improving equity market performance on put option positions acquired in late 2016 and midyear 2017. The $5.3 million increase in net realized gains were due primarily to the sale of $118.0 million in mortgage loans to affiliates in the third quarter of 2017, generating $4.2 million. The $44.2 million lower policy benefits expense was primarily driven by the higher release of reserves in the current year resulting from higher equity market performance and a lower interest rate environment as compared to the prior year.

(dollars in millions)	Life Insurance
	2017	2016	2015
Policy charge revenue	$54.0	$54.8	$58.4
Net Investment income (loss)	54.0	57.8	60.5
Net realized investment gains (losses)	2.6	(0.1)	0.6
Derivative gains (losses)	-	0.2	-
Total Revenue	$110.6	$112.7	$119.5

Interest credited to policyholder liabilities	$44.8	$46.6	$45.9
Policy benefits (net of reinsurance recoveries)	29.9	48.2	36.3
Amortization (accretion) of VOBA	11.7	25.6	14.3
Insurance, general and administrative expenses	3.4	2.7	4.0
Total Expenses	$89.8	$123.1	$100.5

Income (Loss) before taxes	$20.8	$(10.4)	$19.0
Income tax expense (benefit)	0.5	(0.5)	4.6
Net income (loss)	$20.3	$(9.9)	$14.4

For the year ended December 31, 2017, the $30.2 million increase in net income for the life insurance segment was primarily driven by lower policy benefits expense and lower amortization of VOBA. The $18.3 million lower policy benefits expense was primarily driven by improved mortality claims experience in the current year as compared to the prior year. The $13.9 million lower amortization of VOBA resulted from a combination of decreased amortization of $8.7 million due to improved mortality experience, higher fund performance and an update to expected future gross profits due to model assumption changes and actual experience along with a lower third quarter annual unlocking adjustment of $5.2 million as compared to prior year due to model assumption updates.

The Company is not dependent upon any single customer, and no single customer accounted for more than 10% of its revenues during 2017, 2016 and 2015.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. A description of our risk management and control systems is given below on the basis of significant identified risks for us. Our largest exposures are to changes in the financial markets (e.g., interest rate, credit and equity market risks) that affect the value of our investments, liabilities from products that we sold, deferred expenses, and the value of business acquired.

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

The following table presents the interest rates at the end of the last five years:

	2017	2016	2015	2014	2013
3-Month USD LIBOR	1.69%	0.99%	0.61%	0.26%	0.25%
10-Year U.S. Treasury	2.41%	2.44%	2.27%	2.17%	3.04%

The sensitivity analysis in the table below shows an estimate of the effect of a parallel shift in the yield curve on net income and equity. Increases in interest rates have a negative effect on GAAP equity and net income in the current year because it results in unrealized losses on investments that are carried at fair value. The offsetting economic gain on the insurance contracts is, however, not fully reflected in the sensitivities because many of these liabilities are not measured at fair value. Over time, the short-term reduction in net income due to rising interest rates would be offset by higher net income in later years, all else being equal.

	Estimated Approximate Effects on:
Change in Interest Rates: (dollars in millions)	Net Income	Equity

2017
Shift Up of 100 Basis Points	$(10.8)	$(104.9)
Shift Down of 100 Basis Points	$11.5	$123.2

2016
Shift Up of 100 Basis Points	$(14.9)	$(71.6)
Shift Down of 100 Basis Points	$13.2	$72.3

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

The following table sets forth the closing levels of certain major indices at the end of the last five years:

	2017	2016	2015	2014	2013
S&P 500	2,674	2,239	2,044	2,059	1,848
NASDAQ	6,903	5,445	5,007	4,736	4,177
DOW	24,719	19,763	17,425	17,823	16,577

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

	Estimated Approximate Effect
	on Net Income
Immediate Change of: (dollars in millions)	2017	2016

Equity Increase of 10%	$38.0	$24.5
Equity Increase of 20%	$70.2	$43.1

Equity Decrease of 10%	$(33.6)	$(29.6)
Equity Decrease of 20%	$(64.1)	$(49.6)

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

During 2017 the DEMP strategy moved from a total return swaps heavy strategy to an options-based strategy. Under the options-based strategy, the losses on the equity increase scenarios are limited to the premium paid for the put portfolio, whereas for the total return swaps (“TRS”) there was no cap on the losses for the equity increase sensitivities.

For the equity decrease sensitivities, the DEMP hedge sensitivities provide less of a gain as equity markets fall compared to 2016. This is partly driven by the shock sensitivity methodology where implied volatility levels are unchanged under the equity down sensitivities. In reality as the equity markets fall the implied volatility would increase, which would also increase the value of the put portfolio. The estimated impact of the implied volatility impact is $10 million gain under the equity decrease 20% sensitivity. This was not an issue in 2016 sensitivities as the DEMP assets were equity TRS which do not have a volatility component.

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

Sensitivity analysis of net income to various underwriting risks is shown in the table that follows. The sensitivities represent a projection of mortality rate increases or decreases for 2018. Increases in mortality rates lead to an increase in the level of benefits and claims on most business. The impact on net income of investments sales required to meet the higher cash outflow from lapses or deaths is reflected in the sensitivities.

	Estimated Approximate Effect
	on Net Income
Immediate Change of: (dollars in millions)	2017	2016

20% Increase in Lapse Rates	$(8.9)	$(1.4)
20% Decrease in Lapse Rates	$10.1	$1.3

10% Increase in Mortality Rates	$(18.5)	$(3.5)
10% Decrease in Mortality Rates	$17.4	$3.5

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

Item 9A. Controls and Procedures

Evaluation of disclosure controls and procedures

The Exchange Act Rule 13a-15(e) defines the term “disclosure controls and procedures” as the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within required time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company's Disclosure Committee assists with the monitoring and evaluation of the Company’s disclosure controls and procedures. The Company's President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Report. Based on that evaluation, the President and Chief Financial Officer of the Company have concluded that the Company's disclosure controls and procedures are effective.

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

The Company’s management, with the participation of the President and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s management, with the participation of the President and Chief Financial Officer, has conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting at December 31, 2017 based on the criteria related to internal control over financial reporting described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management concluded that the Company’s internal control over financial reporting was effective at December 31, 2017.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because the Company is a non-accelerated filer.

Changes in internal control over financial reporting

No change in the Company's internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Items 10-13. These items are omitted pursuant to General Instruction I(2)(a) of Form 10-K.

Item 14. Principal Accountant Fees and Services

Fees Paid to the Company’s Independent Auditor

The aggregate fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s Financial Statements in 2017 and 2016:

	2017	2016
Audit (a)	$700,000	$700,000

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

During 2017, all services provided to the Company by PwC were pre-approved by the Audit Committee in accordance with the Pre-approval policy.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 16. Form 10-K Summary

None.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for TALIC to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of Financial Statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of Financial Statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of internal control over financial reporting effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Management assessed our internal control over financial reporting at December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of the end of the fiscal year.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholder

Transamerica Advisors Life Insurance Company

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Transamerica Advisors Life Insurance Company as of December 31, 2017 and 2016, and the related statements of income (loss), of comprehensive income (loss), of stockholder’s equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 29, 2018

We have served as the Company's auditor since 2014.

FINAL

PART IV. Financial Information

Item 15. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

	December 31,

(dollars in thousands, except share data)	2017	2016

ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2017 - $1,418,128; 2016 - $1,383,787)	$1,548,638	$1,487,037
Equity available-for-sale securities, at estimated fair value
(cost: 2017 - $25,473; 2016 - $31,264)	28,497	32,551
Limited partnerships	1,375	70,910
Mortgage loans on real estate	24,962	116,208
Policy loans	608,183	632,834
Derivative assets	8,212	16,526
Total investments	2,219,867	2,356,066
Cash and cash equivalents	270,307	267,844
Accrued investment income	33,303	34,318
Deferred policy acquisition costs	30,207	33,901
Deferred sales inducements	6,867	7,708
Value of business acquired	201,299	222,299
Goodwill	2,800	2,800
Income tax asset	-	576
Reinsurance receivables	239	166
Receivable for investments sold - net	-	997
Other assets	37,777	35,484
Recoverable of ceded GMIB embedded derivatives, at fair value	25,325	48,166
Separate Accounts assets	5,793,834	5,659,950
Total Assets	$8,621,825	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	December 31,

(dollars in thousands, except share data)	2017	2016

LIABILITIES AND STOCKHOLDER'S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,041,903	$1,096,695
Future policy benefits	411,654	486,826
Claims and claims settlement expenses	37,679	37,556
Total policyholder liabilities and accruals	1,491,236	1,621,077
Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	248,561	245,702
Checks not yet presented for payment	6,061	4,261
Derivative liabilities	2,226	15,165
Income tax liability	1,934	-
Affiliated payables - net	6,148	5,064
Affiliated short-term note payable	10,000	-
Reinsurance payables	194	203
Payable for investments purchased - net	93	-
Other liabilities	18,097	12,461
Separate Accounts liabilities	5,793,834	5,659,950
Total Liabilities	7,578,384	7,563,883

Stockholder's Equity
Common stock ($10 par value; authorized 1,000,000 shares;
issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,378,311	1,425,816
Accumulated other comprehensive income, net of taxes	80,499	55,350
Retained Earnings (Deficit)	(417,869)	(377,274)
Total Stockholder's Equity	1,043,441	1,106,392
Total Liabilities and Stockholder's Equity	$8,621,825	$8,670,275

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Revenues
Policy charge revenue	$149,994	$151,446	$166,746
Net investment income (loss)	107,527	111,149	112,184
Net realized investment gains (losses)
Other-than-temporary impairment gains (losses) on securities	-	(4,563)	(1,764)
Portion of other-than-temporary impairments previously
recognized in other comprehensive income (loss)	-	(121)	(109)
Net other-than-temporary impairment losses on
securities recognized in income	-	(4,684)	(1,873)
Net realized investment gains (losses), excluding other- than-temporary impairment losses on securities	8,404	5,142	3,563
Net realized investment gains (losses)	8,404	458	1,690
Net derivative gains (losses)	(49,085)	(90,238)	(37,457)
Total Revenues	216,840	172,815	243,163

Benefits and Expenses
Interest credited to policyholder liabilities	52,299	55,015	54,914
Policy benefits (net of reinsurance recoveries:
2017 - $1,667; 2016 - $3,773; 2015 - $2,321)	2,499	65,067	105,246
Amortization (accretion) of deferred policy acquisition costs	3,716	3,680	3,783
Amortization (accretion) of value of business acquired	15,919	32,482	22,364
Insurance, General and Administrative Expenses	40,618	38,103	47,916
Total Benefits and Expenses	115,051	194,347	234,223
Income (Loss) Before Taxes	101,789	(21,532)	8,940
Income Tax Expense (Benefit)	2,384	(1,005)	(4,718)
Net Income (Loss)	$99,405	$(20,527)	$13,658

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015

Net Income (Loss)	$99,405	$(20,527)	$13,658

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	29,511	8,993	(67,572)
Reclassification adjustment for (gains) losses included in net income (loss)	(1,440)	3	(484)
	28,071	8,996	(68,056)
Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(806)	(6,288)	1,807
Reclassification adjustment for (gains) losses included
in net income (loss)	1,100	861	99
	294	(5,427)	1,906
Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than- temporary impairments	923	(112)	(741)
Reclassification adjustment for other-than-temporary impairments included in net income (loss)	-	121	109
	923	9	(632)
Adjustments
Value of business acquired	(4,139)	(4,819)	14,131
Total other comprehensive income (loss), net of taxes	25,149	(1,241)	(52,651)
Comprehensive Income (Loss)	$124,554	$(21,768)	$(38,993)

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	For the Period Ended December 31,
(dollars in thousands)	2017	2016	2015

Common Stock	$2,500	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,425,816	$1,514,157	$1,545,665
Capital contributions from AEGON USA, LLC	-	-	68,492
Return of capital to Transamerica Corporation /AEGON USA, LLC	(47,505)	(88,341)	(100,000)
Balance at end of period	$1,378,311	$1,425,816	$1,514,157

Accumulated Other Comprehensive Income
Balance at beginning of period	$55,350	$56,591	$109,242
Total other comprehensive income (loss), net of taxes	25,149	(1,241)	(52,651)
Balance at end of period	$80,499	$55,350	$56,591

Retained Earnings (Deficit)
Balance at beginning of period	$(377,274)	$(281,747)	$(295,405)
Net income (loss)	99,405	(20,527)	13,658
Cash dividend paid to Transamerica Corporation	(140,000)	(75,000)	-
Balance at end of period	$(417,869)	$(377,274)	$(281,747)

Total Stockholder's Equity	$1,043,441	$1,106,392	$1,291,501

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$99,405	$(20,527)	$13,658
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	3,694	3,599	3,627
Change in deferred sales inducements	841	809	834
Change in value of business acquired	15,919	32,482	22,364
Change in benefit reserves, net of change in ceded reinsurance recoverable	(52,745)	(9,440)	43,176
Change in income tax accruals	2,510	(1,149)	(4,535)
Change in claims and claims settlement expenses	123	5,146	3,471
Change in other operating assets and liabilities - net	6,835	132	(2,124)
Change in checks not yet presented for payment	1,800	(5,655)	(3,658)
Amortization (accretion) of investments	(1,091)	(762)	3,046
Interest credited to policyholder liabilities	52,299	55,015	54,914
Net derivative (gains) losses	49,085	90,238	37,457
Net realized investment (gains) losses	(8,404)	(458)	(1,690)
Change in unrealized (gains) losses related to limited partnerships	(3,270)	99	-
Net cash and cash equivalents provided by/(used in) operating activities	$167,001	$149,529	$170,540

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	342,876	497,472	231,374
Maturities of available-for-sale securities and mortgage loans	176,014	263,745	351,597
Purchases of available-for-sale securities and mortgage loans	(445,747)	(593,984)	(475,044)
Sales of limited partnerships	76,478	4,041	252
Purchases of limited partnerships	(3,673)	(11,562)	-
Change in affiliated short-term note receivable	-	25,000	(25,000)
Cash received in connection with derivatives	55,289	28,797	76,494
Cash paid in connection with derivatives	(123,848)	(110,962)	(135,918)
Proceeds from the maturity or prepayment of policy loans	71,242	78,018	75,402
Payments for the origination of policy loans	(46,591)	(49,386)	(55,796)
Net settlement on futures contracts	1,153	(5,989)	(3,030)
Other	-	-	778
Net cash and cash equivalents provided by/(used in) investing activities	$103,193	$125,190	$41,109

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	For the Years Ended December 31,
(dollars in thousands)	2017	2016	2015

CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$10,280	$13,362	$15,578
Policyholder withdrawals	(116,958)	(135,940)	(134,335)
Capital contributions from AUSA	-	-	68,492
Return of capital to TA Corp/AUSA	(47,505)	(88,341)	(100,000)
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	16,452	42,562	(59,936)
Cash dividend paid to TA Corp	(140,000)	(75,000)	-
Cash receipts from affiliated short-term note payable	48,000	-	-
Cash paid on affiliated short-term note payable	(38,000)	-	-
Net cash and cash equivalents provided by/(used in) financing activities	(267,731)	(243,357)	(210,201)

Net increase (decrease) in cash and cash equivalents (a)	2,463	31,362	1,448
Cash and cash equivalents, beginning of period	267,844	236,482	235,034
Cash and cash equivalents, end of period	$270,307	$267,844	$236,482

(a)

Included in net increase (decrease) in cash and cash equivalents is interest paid (2017 - $137; 2016 - $44; 2015 - $15), interest received (2017- $7; 2016 - $31; 2015 - $18), and income taxes paid (2017 - $108; 2016 - $0; 2015 - $0).

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS

(dollars in thousands)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

TALIC is a wholly-owned subsidiary of TA Corp, which is an indirect wholly-owned subsidiary of Aegon N.V., a limited liability share company organized under Dutch law. Aegon N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

The Company is a life insurance company that conducts its business primarily in the annuity markets and, to a lesser extent, in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in 49 states, the District of Columbia, the U.S. Virgin Islands and Guam.

Basis of Reporting

The accompanying Financial Statements have been prepared in conformity with United States GAAP. The Company also submits Financial Statements to insurance industry regulatory authorities, which are prepared on the basis of SAP. The significant accounting policies and related judgments underlying the accompanying Financial Statements are summarized below.

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

The Company’s portfolio of private placement securities is valued using a matrix pricing methodology. The pricing methodology is obtained from a third-party service and indicates current spreads for securities based on weighted average life, credit rating and industry sector. On a monthly basis, the Company reviews the matrix to ensure the spreads are reasonable by comparing them to observed spreads for similar securities traded in the market. In order to account for the illiquid nature of these securities, illiquidity premiums are included in the valuation and are determined based upon the pricing of recent transactions in the private placement market as well as comparing the value of the privately offered security to a similar public security. The impact of the illiquidity premium to the overall valuation is less than 2% of the fair value.

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

Changes in the fair value of fixed maturity and equity securities deemed AFS are reported as a component of AOCI, net of taxes on the Balance Sheets and are not reflected in the Statements of Income (Loss) until a sale transaction occurs or when credit-related declines in estimated fair value are deemed other-than-temporary.

Other-than-temporary impairments

The Company regularly reviews each investment in its fixed maturity and equity AFS securities portfolio to evaluate the necessity of recording impairment losses for OTTI declines in the fair value of investments. Management makes this determination through a series of discussions with the Company’s portfolio managers and credit analysts, and information obtained from external sources (i.e., company announcements, ratings agency announcements, or news wire services). For fixed maturity AFS securities, the Company also considers whether it is more likely than not that it will be required to sell the debt security before its anticipated recovery. The factors that may give rise to a potential OTTI include, but are not limited to, 1) certain credit-related events, such as default of principal or interest payments by the issuer, 2) bankruptcy of issuer, 3) certain security restructurings, and 4) fair market value less than cost or amortized cost for an extended period of time. In the absence of a readily ascertainable market value, the estimated fair value on these securities represents management’s best estimate and is based on comparable securities and other assumptions as appropriate. Management bases this determination on the most recent information available.

For equity securities, once management determines that a decline in the value of an AFS security is other-than-temporary, the cost basis of the equity security is reduced to its fair value, with a corresponding charge to earnings.

Objective evidence of impairment of an investment in an equity instrument classified as AFS includes information about significant changes with an adverse effect that have taken place in the technological, market, economic or legal environment in which the issuer operates and that indicates the cost of the investment in the equity instrument may not be recovered. As part of an ongoing process, the equity analysts actively monitor earnings releases, company fundamentals, new developments and industry trends for any signs of possible impairment. If an AFS equity security is impaired based upon the Company’s qualitative or quantitative impairment criteria, any further declines in the fair value at subsequent reporting dates are recognized as impairments. Therefore, at each reporting period an impairment is recognized for the difference between the fair value and the original cost basis, less any previously recognized impairments, for an equity security that is determined to be impaired based upon the Company’s impairment criteria.

For fixed maturity AFS securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security, or b) is more likely than not to be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For fixed maturity AFS securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The net present value is calculated by discounting the Company’s best estimate of projected future cash flows. If the net present value is less than the amortized cost of the investment, an OTTI is recorded. The OTTI is separated into two pieces: an amount representing the credit loss, where the present value of cash flows expected to be collected is less than the amortized cost basis of the security, and an amount related to all other factors (referred to as the non-credit portion). The credit loss is recognized in earnings and the non-credit loss is recognized in OCI, net of applicable taxes and the value of business acquired. Management records subsequent changes in the estimated fair value (positive and negative) of fixed maturity AFS securities for which non-credit OTTI was previously recognized in OCI in “Net unrealized other-than-temporary impairments on securities.”

Debt securities are monitored individually for impairments based on our asset specialists' expectations of payment interruption. The probability of interruption is based on assessments of capital markets, funding needs and the liquidity profile of the issuer.

Limited partnerships

At December 31, 2017 the Company had an investment in one limited partnership, which is not publicly traded. This partnership is carried at estimated fair value. Management estimates the fair value of this partnership based on its review of the net asset value (“NAV”) statement provided to investors quarterly in arrears, plus cash activity through the end of the reporting period.

Mortgage Loans on Real Estate

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premiums and accretion of discounts and are net of valuation allowances and the allowance for credit losses. The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. Interest income is accrued on the principal balance of the loan based on the loan’s contractual interest rate. Premiums and discounts are amortized using the effective yield method over the life of the loan. Interest income and amortization of premiums and discounts are reported in net investment income along with mortgage loan fees, which are recorded as they are incurred.

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

Equity futures contracts and interest rate futures contracts are used to hedge the equity risk and interest rate risk, respectively, associated with these types of variable guaranteed products, in particular the claim and/or revenue risks of the liability portfolio. Net settlements on the futures occur daily. The realized gains (losses) on settlement of these futures are recorded in net derivative gains (losses) in the Statements of Income (Loss).

The Company uses variance swaps to hedge equity risk. The Company also enters into total return swaps that are based on various global market indices. The Company recognizes gains (losses) from the change in fair value of the variance swaps and total return swaps in net derivative gains (losses) in the Statements of Income (Loss).

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

Checks Not Yet Presented for Payment

The Company's checks not yet presented for payment consists of checks written that have not yet cleared the Company’s bank accounts. The majority of the Company’s bank accounts are zero balance accounts that are funded at the time items clear against the account; therefore, the outstanding checks represent immediately payable liabilities. Because the recipients of these checks have generally not yet received payment, the Company classifies the outstanding checks as a liability in the Company’s Balance Sheets. Checks not yet presented for payment are classified in the cash flows from operating activities section of the Company’s Statements of Cash Flows.

Securities Lending

Financial assets that are lent to a third party or that are transferred subject to a repurchase agreement at a fixed price are not derecognized as the Company retains substantially all of the risks and rewards of asset ownership. The loaned securities are included in fixed maturity AFS securities on the Balance Sheets. A liability is recognized for cash collateral received, required initially at 102%, on which interest is accrued. If the fair value of the collateral is at any time less than 102% of the fair value of the loaned securities, the counterparty is required to deliver additional collateral, the fair value of which, together with the collateral already held in connection with the lending transaction, is at least equal to 102% of the fair value of the loaned securities.

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

Goodwill

Goodwill is the excess of the purchase price over the estimated fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are subject to impairment tests conducted annually, or more frequently when there is an impairment indicator. Impairment testing is performed using the fair value approach, which requires the use of estimates and judgment, at the Annuity reporting unit level. A reporting unit represents the operating segment which is the level at which the financial information is prepared and regularly reviewed by management. Goodwill is reviewed for indications of value impairment, with consideration given to financial performance and other relevant factors. In addition, certain events including a significant adverse change in legal factors or the business climate, an adverse action or assessment by a regulator, or unanticipated competition would cause the Company to review the carrying amounts of goodwill for impairment. When considered impaired, the carrying amounts are written down to fair value based primarily on discounted cash flows. The Company performed annual tests of intangible assets at December 31, 2017, 2016, and 2015 and determined there was no impairment required.

Separate Accounts

The Company’s Separate Accounts that support its variable annuities and variable life insurance contracts have, assets and liabilities that are legally segregated and reported as separate captions on the Balance Sheets. Separate Accounts are established in conformity with Arkansas State Insurance Law and are generally not chargeable with liabilities that arise from any other business of the Company. Separate Accounts assets may be subject to claims of the Company only to the extent the value of such assets exceeds Separate Accounts liabilities. The assets of the Separate Accounts are carried at the daily NAV of the mutual funds in which they invest.

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

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company has issued. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing these liabilities were in the range of 0.01% to 8.8% during both 2017 and 2016.

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

Interest Credited to Policyholder Liabilities

Interest credited to policyholder liabilities in the Statements of Income (Loss) represents amounts paid on policyholder account values associated with fixed life insurance and annuity contracts. Minimum levels of interest crediting and allowable adjustment to those interest crediting rates are contractually defined. The Company adjusts rates to reflect current market conditions as necessary. This amount also includes any interest paid on pending claims.

The interest crediting rates for the Company’s fixed rate products are as follows:

	2017			2016
Interest-sensitive life products	4.00%			4.00%
Interest-sensitive deferred annuities	0.25%	-	4.42%	0.25%	-	4.90%

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

Specific estimates include the realization of DRD and FTC. A portion of the Company’s investment income related to the Separate Accounts business qualifies for the DRD and FTC. Information necessary to calculate these tax adjustments is typically not available until the following year. However, within the current year’s provision, management makes estimates regarding the future tax deductibility of these items. These estimates are primarily based on recent historic experience.

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

The Company provides for income taxes on all transactions that have been recognized in the Financial Statements in accordance with GAAP guidance. Accordingly, deferred taxes are adjusted to reflect the tax rates at which future taxable amounts will likely be settled or realized. The effects of tax rate changes on future deferred tax liabilities and deferred tax assets, as well as other changes in income tax laws, are recognized in net income (loss) in the year during which such changes are enacted. As a result of the TCJA, the Company reduced its net deferred tax asset balance by $41,028 (before valuation allowance consideration). This was recognized in the Statements of Income (Loss).

Changes in tax rates and tax law are accounted for in the period of enactment. Deferred tax assets and liabilities are adjusted for the effect of a change in tax laws or rates and the effect is included in income from continuing operations.

The Company is subject to taxes on premiums and is exempt from state income taxes in most states. See Notes to Financial Statements, Note 6 Income Taxes, for further discussion on the enactment of the legislation commonly referred to as the TCJA and the impact to the Company’s provision for income taxes for the year ended December 31, 2017.

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the balance sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the balance sheet date. Events that are indicative of conditions that arose after the balance sheet are disclosed, but do not result in an adjustment of the Financial Statements themselves. No subsequent events have been identified that require adjustments to or disclosure in the Financial Statements. On March 1, 2018, the Company declared a $200,000 cash dividend payable to its Parent on or before May 31, 2018, pending regulatory approval.

Current Accounting Guidance

Accounting Standards Update (“ASU”) 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instrument

In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815); Contingent Put and Call Options in Debt Instruments. The amendments in this Update clarify the requirements for assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to their debt hosts. That is, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credit risks. An entity is required to assess the embedded call (put) options solely in accordance with the existing four-step decision sequence, which are whether (1) the payoff is adjusted based on changes in an index, (2) the payoff is indexed to an underlying other than interest rates or credit risk, (3) the debt involves a substantial premium or discount, and (4) the call (put) option is contingently exercisable. The amendments in this Update are effective for Financial Statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted this standard on January 1, 2017. Adoption of this ASU did not impact its Financial Statements.

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

Future Accounting Guidance

ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The Update allows a reclassification from AOCI to retained earnings for tax effects stranded in AOCI resulting from the TCJA. The Update is effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted in any period. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company is evaluating the impact that adoption of the Update will have on its Financial Statements.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued new guidance on derivatives and hedging ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The amendments in this new guidance are effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The objectives of the new guidance are to improve transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. The Company is evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20) Premium Amortization on Purchased Callable Debt Securities

In March 2017, the FASB issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20). Under current GAAP, premiums and discounts on callable debt securities generally are amortized to the maturity date. The amendments in this Update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amortization period for callable debt securities purchased at a discount will not be impacted. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. An entity applies the amendments in this Update on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. The Company is evaluating the impact that adoption of this Update will have on its Financial Statements.

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

ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The amendments in this Update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments affect loans, debt securities, trade receivables, net investments in leases, off-balance-sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. The amendments in this Update require a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in this Update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. An entity will apply the amendments in this Update through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). The Company is currently evaluating the impact that adoption of this Update will have on its Financial Statements. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) which requires the Company to determine the appropriate financial statement disclosures about the potential material effects of ASU 2016-13 when adopted. Currently, the Company cannot reasonably estimate the impact of adopting this standard. The Company is in the process of establishing accounting policies in compliance with this ASU; and its current accounting policies are described in Note 1, Summary of Significant Accounting Policies.

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

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. An entity may use either of two transition methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations of Topic 606. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in Update 2014-09. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323) which requires the Company to determine the appropriate financial statement disclosures about the potential material effects of ASU 2014-09 when adopted. In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update). In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date by one year. As a result, these updates will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application of these Updates is permitted only as of fiscal years beginning after December 15, 2016. The Company has performed its evaluation and determined that while the majority of the Company’s revenue streams are considered to be out-of-scope (ASC 944), adoption of this Update for the remaining in-scope revenue streams will not have a material impact on its Financial Statements.

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

a)	Quoted prices for similar assets or liabilities in active markets
b)	Quoted prices for identical or similar assets or liabilities in non-active markets
c)	Inputs other than quoted market prices that are observable
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Both observable and unobservable inputs may be used to determine the fair value of positions classified in Level 3. The circumstances for using unobservable measurement include, those in which there is little, if any, market activity for the assets or liabilities. Therefore, the Company must make assumptions about inputs that a hypothetical market participant would use to value the assets and liabilities.

The Company recognizes transfers between levels at the beginning of the quarter.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$942,024	$-	$942,024
Asset-backed securities	-	52,642	4,264	56,906
Commercial mortgage-backed securities	-	73,321	-	73,321
Residential mortgage-backed securities	-	81,417	-	81,417
Municipals	-	881	-	881
Government and government agencies
United States	362,119	-	-	362,119
Foreign	1,444	24,836	-	26,280
Redeemable preferred stock	-	5,690	-	5,690
Total fixed maturity AFS securities	$363,563	$1,180,811	$4,264	$1,548,638
Equity AFS securities (a)
Banking securities	$-	$28,497	$-	$28,497
Total equity AFS securities	$-	$28,497	$-	$28,497
Cash equivalents (b)	$20,812	$247,941	$-	$268,753
Derivative assets (c)	-	8,212	-	8,212
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	25,325	25,325
Investments measured at NAV (e)	-	-	-	5,795,209
Total assets	$384,375	$1,465,461	$29,589	$7,674,634

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$38,471	$38,471
Derivative liabilities (c)	-	2,226	-	2,226
Total liabilities	$-	$2,226	$38,471	$40,697

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$911,851	$-	$911,851
Asset-backed securities	-	43,372	9,215	52,587
Commercial mortgage-backed securities	-	76,513	-	76,513
Residential mortgage-backed securities	-	96,177	-	96,177
Municipals	-	856	-	856
Government and government agencies
United States	341,379	-	-	341,379
Foreign	1,480	6,194	-	7,674
Total fixed maturity AFS securities	$342,859	$1,134,963	$9,215	$1,487,037
Equity AFS securities (a)
Banking securities	$-	$26,726	$-	$26,726
Industrial securities	-	5,825	-	5,825
Total equity AFS securities	$-	$32,551	$-	$32,551
Cash equivalents (b)	$-	$265,538	$-	$265,538
Derivative assets (c)	-	16,526	-	16,526
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	48,166	48,166
Investments measured at NAV (e)	-	-	-	5,730,860
Total assets	$342,859	$1,449,578	$57,381	$7,580,678

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$55,143	$55,143
Derivative liabilities (c)	-	15,165	-	15,165
Total liabilities	$-	$15,165	$55,143	$70,308
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

RMBS, CMBS and ABS - Valuations of RMBS, CMBS and ABS are monitored and reviewed on a monthly basis. Valuations are based on a pricing hierarchy and, depending on the asset type, the pricing hierarchy consists of a waterfall that starts with making use of market prices from indices and follows with making use of third-party pricing services or brokers. The pricing hierarchy is dependent on the possibility of corroborating the market prices. If no market prices are available, the Company uses either internal models or another available pricing source to determine fair value. Significant inputs included in the internal models are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Market standard models may be used to model the specific collateral composition and cash flow structure of each transaction. The most significant unobservable input is the illiquidity premium, which is embedded in the discount rate.

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

(b)

Cash equivalents are primarily valued at amortized cost, which approximates fair value. Cash equivalents that receive a vendor price are classified as fair value Level 1. Operating cash is not included in the above table.

(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, credit default swaps, and options for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of exchange traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the Overnight Index Swap at the reporting date, as compared to the fixed leg of the swap. The fair value of over-the-counter traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the LIBOR at the reporting date, as compared to the fixed leg of the swap. The fair value of inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying S&P at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. The fair value of equity options is calculated using the Black-Scholes model and market observable inputs for the underlying market price and volatility surface. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model.

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

	December 31, 2017				December 31, 2016
Investment:	Fair	Unfunded	Redemption	Redemption	Fair	Unfunded
Limited Partnerships	Value	Commitments	Frequency	Notice Period	Value	Commitments
Limited Partnership - Private Equity	$1,375	$-	None	None	$1,759	$-
Limited Partnership - Hedge Funds	-	-	N/A	N/A	69,151	-
	$1,375	$-			$70,910	$-
Separate Accounts	5,793,834	-	None	None	5,659,950	-
Investments measured at NAV	$5,795,209	$-			$5,730,860	$-
(f)

The Company recognizes liabilities for contracts containing GMWB and SALB, which are reported at fair value. The liabilities for the contracts containing GMWB are treated as embedded derivatives, which are required to be reported separately from the host contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of the guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rate and actuarial assumptions. Since two of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

During 2017 and 2016, there were no transfers between Level 1 and 2.

The following table provides a summary of the change in the fair value of the Company's Level 3 fixed maturity AFS securities at December 31, 2017 and 2016:

	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
Balance at beginning of period (a)	$9,215	$6,666
Change in unrealized gains (losses) (b)	254	(243)
Purchases	4,000	2,792
Sales	(5,242)	(326)
Transfers into Level 3	3,000	2,113
Transfers out of Level 3	(6,965)	(1,954)
Changes in valuation (c)	1	-
Net realized investment gains (c)	1	167
Balance at end of period (a)	$4,264	$9,215
(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) on securities in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market-observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease in Level 3 fixed maturity securities at December 31, 2017 was primarily driven by the transfer of two ABS securities from Level 3 to Level 2 due to the availability of market observable data, as well as the sale of three Level 3 ABS securities during the year. This was offset by the transfer of an ABS security from Level 2 to Level 3 due to the unavailability of market observable data, as well as the purchase of one Level 3 ABS security during the year.

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

The expected market rates of returns are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the CDS spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 30 basis points (“bps”) and 50 bps at December 31, 2017 and 2016, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25% - 30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate.    Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, such as lapses, included in the models are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 liabilities (assets) at December 31, 2017 and 2016:

	Twelve Months Ended			Twelve Months Ended
	December 31, 2017			December 31, 2016
		GMIB			GMIB
	GMWB	Reinsurance	SALB	GMWB	Reinsurance	SALB
Balance at beginning of period (a)	$54,414	$(48,166)	$729	$60,618	$(61,426)	$511
Changes in interest rates (b)	5,787	(1,841)	-	(4,179)	2,262	-
Changes in equity markets (b)	(19,803)	24,663	176	(5,988)	12,560	218
Other (b)	(2,832)	19	-	3,963	(1,562)	-
Balance at end of period (a)	$37,566	$(25,325)	$905	$54,414	$(48,166)	$729
(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

During 2017, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in interest rates, equity market performance and mortality assumption updates. The fair value of the GMWB guarantees decreased due to favorable equity returns, mortality assumptions updates, partially offset by a decrease in interest rates and a decrease in own credit spread. The fair value of the GMIB reinsurance guarantees and the fair value of the GMWB reinsurance guarantees moved in the opposite directions. During 2016, the change in fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in interest rates, equity market performance and mortality assumption updates. The fair value of the GMWB and GMIB reinsurance guarantees decreased due to an increase in interest rates by 11 basis points, an increase in own credit spread of 10 basis points and favorable equity returns. The decrease of the GMWB liability was partially offset by the mortality assumption update in the third quarter. During 2017 and 2016, the change in the SALB liability was due to an increase in fees collected.

The following table provides a summary of the quantitative inputs and assumptions of the Company's Level 3 assets and liabilities at December 31, 2017 and 2016:

	December 31, 2017
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$4,264	Broker	(a)	(a)
Total fixed maturity securities	$4,264

Future policy benefits (embedded derivatives) -GMIB Reinsurance	25,325	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%
Total assets	$29,589

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$37,566	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	905	(b)	(b)	(b)
Total liabilities	$38,471

	December 31, 2016
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$9,215	Broker	(a)	(a)

Future policy benefits (embedded derivatives) - GMIB Reinsurance	48,166	Discounted cash flows	Own credit risk	50 bps
			Long-term volatility	25% - 30%
Total assets	$57,381

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$54,414	Discounted cash flows	Own credit risk	50 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	729	(b)	(b)	(b)
Total liabilities	$55,143
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

The following table provides the estimated fair value of the Company's investments not carried at fair value on the Balance Sheets at December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$26,049	$26,049
Policy loans (b)	-	608,183	-	608,183
Total assets	$-	$608,183	$26,049	$634,232

	December 31, 2016
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$115,020	$115,020
Policy loans (b)	-	632,834	-	632,834
Total assets	$-	$632,834	$115,020	$747,854
(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3.  Investments

Fixed Maturity and Equity Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and OTTI reflected in AOCI of investments in fixed maturity and equity AFS securities at December 31, 2017 and 2016 were:

	December 31, 2017
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$885,440	$58,766	$(2,182)	$942,024	$-
Asset-backed securities	56,852	241	(187)	56,906	-
Commercial mortgage-backed securities	72,373	1,397	(449)	73,321	-
Residential mortgage-backed securities	74,385	7,076	(44)	81,417	-
Municipals	906	-	(25)	881	-
Government and government agencies
United States	298,223	63,998	(102)	362,119	-
Foreign	24,158	2,168	(46)	26,280	-
Redeemable preferred stock	5,791	-	(101)	5,690	-
Total fixed maturity AFS securities	$1,418,128	$133,646	$(3,136)	$1,548,638	$-

Equity AFS securities
Banking securities	$25,473	$3,024	$-	$28,497	$-
Total equity AFS securities	$25,473	$3,024	$-	$28,497	$-

	December 31, 2016
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$859,028	$56,387	$(3,564)	$911,851	$-
Asset-backed securities	53,421	15	(849)	52,587	-
Commercial mortgage-backed securities	75,396	1,706	(589)	76,513	-
Residential mortgage-backed securities	92,943	4,004	(770)	96,177	(5)
Municipals	909	-	(53)	856	-
Government and government agencies
United States	295,581	45,798	-	341,379	-
Foreign	6,509	1,165	-	7,674	-
Total fixed maturity AFS securities	$1,383,787	$109,075	$(5,825)	$1,487,037	$(5)

Equity AFS securities
Banking securities	$25,473	$1,721	$(468)	$26,726	$-
Industrial securities	5,791	34	-	5,825	-
Total equity AFS securities	$31,264	$1,755	$(468)	$32,551	$-
(a)	Represents OTTI in AOCI, which were not reflected in earnings. Amount excludes $3,364 and $2,446 of unrealized gains at December 31, 2017 and December 31, 2016, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at December 31, 2017 and 2016 were:

	December 31, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,337,738	$1,460,708	$1,294,978	$1,393,503
Below investment grade	80,390	87,930	88,809	93,534
Total fixed maturity AFS securities	$1,418,128	$1,548,638	$1,383,787	$1,487,037

At December 31, 2017 and 2016, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $120,663 and $65,730, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

The amortized cost and estimated fair value of fixed maturity AFS securities at December 31, 2017 and 2016 by contractual maturities were:

	December 31, 2017		December 31, 2016
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity AFS securities
Due in one year or less	$73,570	$74,686	$56,748	$57,489
Due after one year through five years	466,858	484,576	523,815	555,221
Due after five years through ten years	134,939	139,174	95,744	99,697
Due after ten years	539,151	638,558	485,720	549,354
	$1,214,518	$1,336,994	$1,162,027	$1,261,761
Mortgage-backed securities and other asset-backed securities	$203,610	$211,644	$221,760	$225,276
Total fixed maturity AFS securities	$1,418,128	$1,548,638	$1,383,787	$1,487,037

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had an investment in one non-income producing corporate security which amounted to $420 at December 31, 2017.

The Company had investment securities with an estimated fair value of $4,246 and $13,371 that were deposited with insurance regulatory authorities at December 31, 2017 and 2016, respectively.

Unrealized Losses on Fixed Maturity and Equity Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of AOCI, net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016 were as follows:

	December 31, 2017
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$109,579	$110,819	$(1,240)
Asset-backed securities	20,762	20,791	(29)
Commercial mortgage-backed securities	28,994	29,409	(415)
Residential mortgage-backed securities	2,054	2,098	(44)
Government and government agencies
United States	7,533	7,635	(102)
Total fixed maturity and equity AFS securities	$168,922	$170,752	$(1,830)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Commercial mortgage-backed securities	26	26	-
Government and government agencies
Foreign	3,767	3,813	(46)
Redeemable preferred stock	5,690	5,791	(101)
Total fixed maturity and equity AFS securities	$9,483	$9,630	$(147)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,498	$9,440	$(942)
Asset-backed securities	2,610	2,768	(158)
Commercial mortgage-backed securities	986	1,020	(34)
Residential mortgage-backed securities	6	6	-
Municipals	881	906	(25)
Total fixed maturity and equity AFS securities	$12,981	$14,140	$(1,159)
Total fixed maturity and equity AFS securities	$191,386	$194,522	$(3,136)

	December 31, 2016
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$64,992	$66,625	$(1,633)
Asset-backed securities	30,729	31,253	(524)
Commercial mortgage-backed securities	30,698	31,285	(587)
Residential mortgage-backed securities	54,987	55,690	(703)
Equity AFS securities - banking securities	8,213	8,500	(287)
Total fixed maturity and equity AFS securities	$189,619	$193,353	$(3,734)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$4,522	$4,863	$(341)
Asset-backed securities	879	1,000	(121)
Commercial mortgage-backed securities	1,010	1,012	(2)
Residential mortgage-backed securities	212	229	(17)
Total fixed maturity and equity AFS securities	$6,623	$7,104	$(481)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$19,541	$21,131	$(1,590)
Asset-backed securities	7,978	8,182	(204)
Residential mortgage-backed securities	2,122	2,172	(50)
Municipals	856	909	(53)
Equity AFS securities - banking securities	1,615	1,796	(181)
Total fixed maturity and equity AFS securities	$32,112	$34,190	$(2,078)
Total fixed maturity and equity AFS securities	$228,354	$234,647	$(6,293)
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The total number of securities in an unrealized loss position was 79 and 81 at December 31, 2017 and 2016, respectively. The Company held 371 and 360 total securities at December 31, 2017 and 2016, respectively.

The fair value, gross unrealized losses, the portion of OTTI recognized in OCI and the number of securities with fair value declining below amortized cost by between 20% and 40% by length of time that securities have been in a continuous unrealized loss position were as follows at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized	Number of
	Fair Value	Losses/OTTI (a)	Securities	Fair Value	Losses/OTTI (a)	Securities
Decline 20% - 40%
Held longer than one year	$2,033	$(908)	2	$1,375	$(614)	1
Total	$2,033	$(908)	2	$1,375	$(614)	1

(a)      Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Unrealized gains (losses) incurred during 2017 and 2016 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. For fixed maturity AFS securities, the Company does not intend to sell them, nor is it more likely than not that the Company will be required to sell them before the recovery of their respective amortized cost basis, and the Company expects to recover the entire cost basis of the debt securities. In making the other-than-temporary impairment assessment, the Company also considered all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. Therefore, the Company determined that these fixed maturity AFS securities were not other-than-temporarily impaired.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
Assets
Fixed maturity AFS securities	$130,511	$103,250
Cash equivalent securities	(2)	-
Equity AFS securities	3,023	1,287
Cash flow hedges	(931)	(1,224)
Value of business acquired	(30,769)	(26,630)
	$101,832	$76,683
Liabilities
Income taxes - deferred	$(21,333)	$(21,333)
Stockholder's Equity
Accumulated other comprehensive income, net of taxes	$80,499	$55,350

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. There were prepayment premiums of $1,183 collected during the year ended December 31, 2017. There were no prepayment premiums collected during 2016. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At December 31, 2017 and 2016, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at December 31, 2017 and 2016 was $26,049 and $115,020, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at December 31, 2017 and 2016. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI on securities in the Statements of Income (Loss).

The commercial mortgages are geographically diversified throughout the United States with the largest concentrations in Florida, Utah, Minnesota, and California which account for approximately 82% of mortgage loans at December 31, 2017.

The credit quality of commercial mortgage loans at December 31, 2017 and 2016 was as follows:

	December 31,
Commercial	2017	2016
AAA - AA	$11,723	$43,047
A	13,246	55,269
BBB	-	17,970
Total mortgage loans on real estate	$24,969	$116,286
Less: allowance for credit losses	(7)	(78)

Total mortgage loans on real estate, net	$24,962	$116,208

The credit quality of the commercial mortgage loans was determined based on an internal credit rating model that assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P GRS ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss an adequate allowance for credit losses has been established to cover those risks.

Securities Lending

The following table provides a summary of the securities lending program at December 31, 2017 and 2016:

	December 31,
	2017	2016
Payables for collateral under securities loaned	$209,923	$199,412
Amortized cost of securities out on loan	167,195	166,942
Estimated fair value of securities out on loan	203,909	194,996

Reverse Repurchase Agreements

The following table provides a summary of the reverse repurchase agreements at December 31, 2017 and 2016:

	December 31,
	2017	2016
Payables for reverse repurchase agreements	$36,494	$46,637
Amortized cost of securities pledged	36,249	47,021
Estimated fair value of securities pledged	36,337	46,401

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at December 31, 2017 and 2016:

	December 31, 2017
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$36,337	$36,337
Total	$-	$36,337	$36,337

Securities lending transactions
U.S. Treasury and agency securities	$169,011	$-	$169,011
Corporate securities	34,493	-	34,493
Equity securities-banking	405	-	405
Total	$203,909	$-	$203,909
Total Borrowings	$203,909	$36,337	$240,246

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,417

	December 31, 2016
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$46,401	$46,401
Total	$-	$46,401	$46,401

Securities lending transactions
U.S. Treasury and agency securities	$144,705	$-	$144,705
Corporate securities	40,774	-	40,774
Equity securities-banking	9,517	-	9,517
Total	$194,996	$-	$194,996
Total Borrowings	$194,996	$46,401	$241,397

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,049

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at December 31, 2017 and 2016:

	Notional		Fair Value
	December 31,		December 31,
Derivative Type	2017	2016	2017	2016
Non-qualifying hedges
Short futures	$5,462	$25,157	$-	$-
Long futures	60,697	55,071	-	-
Interest rate swaps	221,000	251,000	(2,599)	(2,799)
Variance swaps	398	540	(1,847)	(1,835)
Total return swaps	248,326	1,405,253	(4,791)	(16,487)
Options	1,043,001	2,002,850	26,023	24,525
Credit default swaps	185,000	210,000	7,350	1,311
Total non-qualifying hedges	$1,763,884	$3,949,871	$24,136	$4,715
Cash flow hedges
Interest rate swaps	$49,883	$49,883	$(3,808)	$(3,002)
Total cash flow hedges	$49,883	$49,883	$(3,808)	$(3,002)
Derivative Total	$1,813,767	$3,999,754	$20,328	$1,713

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss):

	Net Derivative Gains (Losses) Recognized In Income
	December 31,
Derivative Type	2017	2016	2015
Short futures	$(1,413)	$(4,578)	$(2,002)
Long futures	2,566	(1,411)	(1,029)
Variance swaps	(3,334)	(3,659)	(2,838)
Total return swaps	(16,235)	(79,142)	(36,481)
Options (puts and calls)	(33,624)	(3,571)	7,650
Interest rate swaps	206	(566)	(2,222)
Credit default swaps	2,749	2,689	(535)
Total	$(49,085)	$(90,238)	$(37,457)

The net year-to-date derivative impact for 2017 resulted in lower derivative losses of $41,153 as compared to 2016, driven primarily by positional activity and the impact of equity market performance on short positions in total return swaps and futures, partially offset by increased amortization on put option positions during the year.

The following table presents the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at December 31, 2017 and 2016:

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2017
Credit default swaps
Corporate debt	$95,000	AA-BBB	March 2020-December 2021
Sovereign debt	90,000	AA-A	March 2018-June 2022
Credit default swaps total	$185,000

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2016
Credit default swaps
Corporate debt	$120,000	A	June 2017-December 2020
Sovereign debt	90,000	AA-A	June 2017-December 2021
Credit default swaps total	$210,000

The following tables present the components of the gains or losses on derivatives that qualify as cash flow hedges:

	Gains (Losses) Recognized in			Net Realized Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)			Income on Derivatives (Ineffective Portion)
	December 31,			December 31,
	2017	2016	2015	2017	2016	2015
Interest rate swaps	$294	$(5,427)	$1,906	$6	$6	$5
Total	$294	$(5,427)	$1,906	$6	$6	$5

	Gains (Losses) Reclassified from
	AOCI into Net investment Income (Effective Portion)
	December 31,
	2017	2016	2015
Interest rate swaps	$(1,100)	$(861)	$(99)
Total	$(1,100)	$(861)	$(99)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At December 31, 2017, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are ($1,100). This expectation is based on the anticipated interest payments on the hedged investments in TIPS that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $2,488 and $5,276 at December 31, 2017 and 2016, respectively.

Offsetting of Derivative Instruments

The Company mitigates credit risk arising from derivative contracts by entering into International Swaps and Derivatives Association master netting arrangements and collateral agreements. These arrangements with a counterparty create a right to offset amounts due to and due from the same counter party when the arrangements are enforceable in the event of a default or bankruptcy, which ultimately reduces credit risk exposure. These arrangements are conducted under terms that are usual and customary in standard derivative activities, as well as requirements determined by exchanges where a bank acts as an intermediary.

The following table provides details relating to the effect, or potential effect, of netting and collateral arrangements, including the right to offset, associated with the Company’s recognized financial assets and recognized financial liabilities at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$34,487	$11,560	$37,344	$32,832
OTC - Cleared	1,590	4,188	1,678	4,477
Total gross estimated fair value of derivatives	$36,077	$15,748	$39,022	$37,309
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(9,878)	$(9,878)	$(18,014)	$(18,014)
OTC - Cleared	(1,590)	(1,590)	(1,678)	(1,678)
Cash collateral: (2), (3)
OTC - Bilateral	(16,397)	-	(2,804)	-
OTC - Cleared	-	(2,054)	-	(2,452)
Estimated fair value of derivatives presented on the Balance Sheets	$8,212	$2,226	$16,526	$15,165
Gross amounts not offset on the Balance Sheets:
Securities collateral: (4)
OTC - Bilateral	$(8,083)	$(1,516)	$(15,222)	$(14,249)
Net amount after application of master netting agreements and collateral	$129	$710	$1,304	$916
(1)	Estimated fair value of derivatives is limited to the amount that is subject to offset.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for over-the-counter ("OTC") OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or in fixed maturity securities, and the obligation to return it, beyond what is being offset, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At December 31, 2017, the Company received excess cash collateral of $2,213. The Company had no excess cash collateral received from counterparties at December 31, 2016.

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being offset, is included in other assets. At December 31, 2017 and 2016, the Company had no excess cash collateral provided to counterparties that was excluded from the table above due to the foregoing limitation. The amount reported in the table above does not include initial margin on Exchange-Traded and OTC-Cleared derivatives.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At December 31, 2017 and 2016, the Company received excess securities collateral with an estimated fair value of $4,214 and $395, respectively, for its OTC-bilateral derivatives, which are not included in the table above due to the foregoing limitation. At December 31, 2017 and 2016, the Company provided excess securities collateral with an estimated fair value of $146 and $1,878, respectively, for its OTC-Bilateral derivatives, which is not included in the table above due to the foregoing limitation. At December 31, 2017 and 2016, the Company also provided securities initial margin with an estimated fair value of $11,310 and $11,291, respectively, for its OTC-Cleared derivatives, which is not included in the table above.

There were no other derivative assets or liabilities at December 31, 2017 and 2016 that were subject to offsetting.

Net Investment Income (Loss)

Net investment income by source for the years ended December 31, 2017, 2016, and 2015 was as follows:

Net investment income (loss)	2017	2016	2015
Fixed maturity AFS securities	$62,606	$67,573	$70,495
Equity AFS securities	1,303	1,962	2,061
Limited partnerships	3,274	(106)	(778)
Mortgage loans on real estate	4,665	5,135	4,111
Policy loans on insurance contracts	32,909	34,037	35,435
Derivatives	6,445	6,818	4,631
Cash and cash equivalents	3,067	2,373	649
Other	301	375	234
Gross investment income	$114,570	$118,167	$116,838
Less investment expenses	(7,043)	(7,018)	(4,654)
Net investment income (loss)	$107,527	$111,149	$112,184

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the years ended years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Proceeds	$211,613	$494,524	$226,843
Gross realized investment gains	4,666	8,865	6,722
Gross realized investment losses	(657)	(3,300)	(3,119)

Proceeds on AFS securities sold at a realized loss	47,193	128,407	74,724

Net realized investment gains (losses) for the years ended years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Fixed maturity AFS securities	$4,009	$(231)	$1,380
Equity AFS securities	-	585	350
Mortgage loans on real estate	5,337	(1)	313
Adjustment related to VOBA	(942)	105	(353)
Net realized investment gains	$8,404	$458	$1,690

In 2017, 2016 and 2015, there were no impaired limited partnerships.

There were no impaired mortgage loans at December 31, 2017, 2016, or 2015.

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company at the dates indicated, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at December 31, 2017 and 2016:

	December 31,
	2017	2016
Balance at beginning of period	$(2,040)	$(935)
Additional credit loss impairments recognized in the current period on securities previously impaired through OCI	-	121
Accretion of credit loss impairments previously recognized	(1,071)	(1,226)
Balance at end of period	$(3,111)	$(2,040)

The components of OTTI reflected in the Statements of Income (Loss) for the years ended years ended December 31, 2017, 2016, and 2015 were as follows:

	2017	2016	2015
Gross OTTI losses on securities	$-	$5,213	$1,873
Net OTTI loss recognized in OCI	-	-	-
Net OTTI losses	$-	$5,213	$1,873
Value of business acquired amortization	-	(529)	-
Net OTTI losses recognized in income	$-	$4,684	$1,873

During 2017, the Company did not impair any holdings.

During 2016, the Company impaired its holding of a previously OCI impaired 2007 vintage RMBS due to an adverse change in cash flows, a public non-convertible bond due to liquidity concerns and low oil and natural gas prices, and a private non-convertible bond due to the company entering restructuring negotiation.

During 2015, the Company impaired its holding of a previously OCI impaired 2006 vintage RMBS, a previously OCI impaired 2007 vintage RMBS and a public non-convertible bond due to adverse changes in cash flows.

Note 4.  VOBA, DAC, and DSI

VOBA

The change in the carrying amount of VOBA for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Balance at beginning of period	$222,299	$259,493
Accretion (amortization) expense	(7,460)	(19,571)
Unlocking	(8,459)	(12,909)
Adjustment related to realized (gains) losses on investments and OTTI	(942)	105
Adjustment related to unrealized (gains) losses and OTTI on investments	(4,139)	(4,819)
Balance at end of period	$201,299	$222,299

The estimated future amortization of VOBA is as follows:

2018	$17,743
2019	16,759
2020	15,449
2021	14,212
2022	13,587

DAC

The change in the carrying amount of DAC for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Balance at beginning of period	$33,901	$37,500
Capitalization	22	81
Accretion (amortization) expense	(3,931)	(5,207)
Unlocking	215	1,527
Balance at end of period	$30,207	$33,901

DSI

The change in the carrying amount of DSI for the years ended December 31, 2017 and 2016 was as follows:

	2017	2016
Balance at beginning of period	$7,708	$8,518
Capitalization	2	33
Accretion (amortization) expense	(892)	(1,190)
Unlocking	49	347
Balance at end of period	$6,867	$7,708

For a complete discussion of the Company’s VOBA, DAC and DSI accounting policies, see Notes to Financial Statements, Note 1 Summary of Significant Accounting Policies.

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

The Company had the following variable annuity contracts containing guaranteed benefits at December 31, 2017 and 2016:

2017	GMDB	GMIB	GMWB
Net amount at risk (a)	$552,405	$19,440	$4,813
Average attained age of contract owners	74	68	77

2016
Net amount at risk (a)	$741,564	$27,017	$8,106
Average attained age of contract owners	74	68	76
Weighted average period remaining until expected annuitization	n/a	-	n/a

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

The changes in the variable annuity GMDB, GMIB and GMWB liabilities for the years ended December 31, 2016 and 2017, were as follows:

	GMDB	GMIB	GMWB
Balance, January 1, 2016	$131,378	$95,048	$60,618
Guaranteed benefits incurred	25,408	13,750	-
Guaranteed benefits paid	(23,432)	(2,050)	-
Unlocking	(20,371)	(10,046)	-
Change in fair value reserves	-	-	(6,204)
Balance, December 31, 2016	$112,983	$96,702	$54,414
Guaranteed benefits incurred	22,623	10,972	-
Guaranteed benefits paid	(22,570)	(2,892)	-
Unlocking	(34,164)	(32,762)	-
Change in fair value reserves	-	-	(16,848)
Balance, December 31, 2017	$78,872	$72,020	$37,566

During 2017, the decrease in GMDB liabilities was driven primarily by higher than expected equity returns. During 2016, the decrease in GMDB liabilities was primarily driven by higher market performance and favorable adjustments for assumption updates and model changes, which are reflected in unlocking, offset by increased benefits incurred over benefits paid.

During 2017, the decrease in GMIB liabilities was driven primarily by positive market performance exceeding management best estimate assumptions. During 2016, the increase in GMIB liabilities was driven by increased benefits incurred offset slightly by benefits paid and positive market performance offset by unfavorable adjustments for assumption updates and model changes, which are reflected in unlocking.

During 2017, the decrease in GMWB liabilities was driven primarily by higher market performance, offset by an increase in reserves driven by decreased rates and own credit spread. During 2016, the decrease in GMWB liabilities was driven primarily by higher market performance and unfavorable adjustments for assumption changes, which are reflected in change in fair value reserves.

At December 31, 2017 and 2016, contract owners’ account balances by mutual fund class and by guaranteed benefit provisions were comprised as follows:

				Money
2017	Equity	Bond	Balanced	Market	Total
GMDB only	$1,406,510	$388,218	$342,216	$102,566	$2,239,510
GMDB and GMIB	819,035	262,873	91,878	148,083	1,321,869
GMDB and GMWB	279,455	112,727	1,977	87,253	481,412
GMWB only	117,918	47,596	1,455	34,356	201,325
GMIB only	76,830	25,306	643	28,596	131,375
No guaranteed benefit	18,237	5,384	526	10,843	34,990
Total	$2,717,985	$842,104	$438,695	$411,697	$4,410,481

2016
GMDB only	$1,303,816	$418,368	$341,637	$113,912	$2,177,733
GMDB and GMIB	793,764	263,157	91,138	147,951	1,296,010
GMDB and GMWB	284,597	118,392	1,862	89,015	493,866
GMWB only	117,273	47,229	1,165	35,748	201,415
GMIB only	73,648	25,106	1,570	28,838	129,162
No guaranteed benefit	16,553	5,738	1,108	12,232	35,631
Total	$2,589,651	$877,990	$438,480	$427,696	$4,333,817

Variable Life Contracts Containing Guaranteed Benefits

The Company has issued variable life contracts in which the Company contractually guarantees to the contract owner a GMDB. In general, contracts containing GMDB provisions provide a death benefit equal to the amount specified in the contract regardless of the level of the contract’s account value.

At December 31, 2017 and 2016, contract owners’ account balances by mutual fund class for contracts containing GMDB provisions were distributed as follows:

				Money
2017	Equity	Bond	Balanced	Market	Total
GMDB only	$576,367	$117,085	$599,050	$90,851	$1,383,353

2016
GMDB only	$515,295	$126,634	$578,880	$105,324	$1,326,133

As the Company is a closed block of business, balances decreased in the bonds and money market funds, offset by market increases in the equity and balanced funds from 2016 to 2017.

Note 6.  Income Taxes

The following is a reconciliation of the provision for income taxes based on income (loss) before federal income taxes, computed using the federal statutory rate versus the reported provision for income taxes for the years ended December 31, 2017, 2016, and 2015:

	December 31,
	2017	2016	2015
Provisions for income taxes computed
at Federal statutory rate (35%)	$35,626	$(7,498)	$3,129
Increase (decrease) in income taxes resulting from:
Dividend received deduction	(8,047)	(7,567)	(6,622)
Tax credits	(222)	(458)	(302)
Valuation allowance on deferred tax assets	(65,529)	21,810	(1,497)
Change in Federal Tax Rate	41,028	-	-
Provision to return adjustment	(439)	(727)	498
State taxes (benefits)	712	211	(287)
Unrecognized tax benefits	4	987	363
Audit adjustment	-	(8,225)	-
Other	(749)	462	-
Income tax provision	$2,384	$(1,005)	$(4,718)

The effective tax rate was not meaningful for the years ended December 31, 2017, 2016 or 2015. Differences between the effective rate and the U.S. statutory rate of 35% principally were the result of the Separate Accounts DRD, the valuation allowance on NOL carryforwards and the TCJA.

The Company provides for deferred income taxes resulting from temporary differences that arise from recording certain transactions in different years for income tax reporting purposes than for financial reporting purposes. The asset and liability method requires that deferred taxes be adjusted to reflect the tax rates at which future taxable amounts will be settled or realized. The Company provides for federal income taxes based on amounts it believes it will ultimately owe. Inherent in the provision for federal income taxes are estimates regarding the realization of certain tax deductions and credits. The income tax expense (benefit) for each of the twelve months ended December 31, 2017, 2016 and 2015 was $2,384, ($1,005), and ($4,718) respectively.

Deferred tax assets and liabilities result from temporary differences between the assets and liabilities measured for GAAP reporting versus income tax return purposes. Deferred income tax assets and liabilities are measured at the statutory rate of 21% as of December 31, 2017 and 35% as of December 31, 2016 and were as follows:

	December 31,
	2017	2016
Deferred tax assets
Tax DAC	$1,205	$14,992
Net operating and capital loss carryforward	116,117	228,864
Intangible assets	14,786	29,824
Transitional reserve amount	8,849	-
Policyholder reserves	17,189	29,546
Tax credits	19,511	13,992
Other	1,999	1,714
Total deferred tax assets	$179,656	$318,932
Valuation allowance	(78,697)	(154,440)
Net deferred tax assets	$100,959	$164,492

Deferred tax liabilities
VOBA	$51,553	$95,150
Policyholder reserves	8,050	20,106
Transitional reserve amount	3,988	-
Investments	39,158	48,660
Other	36	-
Total deferred tax liabilities	$102,785	$163,916
Total net deferred tax asset (liability)	$(1,826)	$576

As we complete the collection, preparation and analysis of data relevant to the TCJA, and interpret any additional guidance issued by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, we may make adjustments to these provisional amounts.

As a result of the TCJA, the Company’s tax reserve deductible temporary difference decreased by an estimated ($4,860). This change results in an offsetting $4,860 deductible temporary difference that will be amortized into taxable income evenly over the next eight years. As noted, this transitional change amount was based on provisional estimate at December 31, 2017. Actual results may differ from the estimates and will be adjusted in future periods when the actuarial models and systems are updated for the policyholder tax reserve changes required by the TCJA.

The income tax expense (benefit) consists of the following for the years ended December 31, 2017, 2016, and 2015:

	December 31,
	2017	2016	2015
Current federal income tax expense (benefit)	$-	$(179)	$-
Current state income tax expense (benefit)	(17)	(144)	9
Deferred federal income tax expense (benefit)	1,290	(1,150)	(4,275)
Deferred state income tax expense (benefit)	1,111	468	(452)
Total income tax expense (benefit)	$2,384	$(1,005)	$(4,718)

The income tax asset (liability) consists of the following at December 31, 2017 and 2016:

	December 31,
	2017	2016
Current federal income tax asset (liability)	$-	$-
Current state income tax asset (liability)	$(108)	$1
Deferred federal income tax asset (liability)	(1,759)	-
Deferred state income tax asset (liability)	(67)	575
Net income tax asset (liability)	$(1,934)	$576

At December 31, 2017 and 2016, the Company had a tax valuation allowance for deferred tax assets of $78,697 and $154,440, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that wouldn't be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined there were tax benefits of $2,637 (gross $12,557) and $4,391 (gross $12,547), respectively, that should not be recognized at December 31, 2017 and 2016. These unrecognized tax benefits primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2016 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rate in a future period. It is not anticipated that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

During 2016, the Company modified its calculation of dividends that are eligible for the DRD. This resulted in recording a permanent tax benefit of $7,391 in the Company’s 2016 Financial Statements for years 2011-2015. This has been treated as a change in estimate.

The components of the change in the unrecognized tax benefits were as follows at December 31, 2017 and 2016:

	December 31,
	2017	2016
Balance at beginning of period	$4,391	$3,404
Additions for tax positions of prior years	4	987
Change in federal tax rate	(1,758)	-
Balance at end of period	$2,637	$4,391

At December 31, 2017 and 2016, the Company had a NOL carry forward for federal income tax purposes of $554,553 (net of the ASC 740 reduction of $12,557) and $627,860 (net of the ASC 740 reduction of $12,547), respectively, with a carry forward period of fifteen years that expires at various dates between 2023 and 2031. At both December 31, 2017 and 2016, the Company had a capital loss carry forward of $0 and $84, respectively, for federal income tax purposes with a carry forward period of five years that will expire in 2018. At December 31, 2017 and 2016, the Company had a foreign tax credit carry forward of $9,831 and $9,776, respectively, with a carry forward period of ten years that will expire at various dates up to 2026. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $4,216 at both December 31, 2017 and 2016.  The Company is estimating to be refunded $4,216 ($3,937 net of valuation allowance) of a minimum tax credit carryforward by the end of 2021 pursuant to the TCJA.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize any penalties in its Financial Statements at December 31, 2017, 2016, or 2015. The Company recognized interest expense (income) of $316, $74 and less than $86 at December 31, 2017, 2016 and 2015, respectively. The total interest payable balance at December 31, 2017 and 2016 is $477 and $161, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. For the years ended December 31, 2017 and 2016 and 2015, the Company recognized capital contributions from (distributions to) TA Corp and contributions from AUSA in connection with the tax allocation agreement in the amount of ($47,465), ($13,381) and $68,492, respectively. Intercompany income tax balances are settled within thirty days of payment to or filing with the Internal Revenue Service.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 through 2016. An examination by the Internal Revenue Service is in progress for the years 2011 to 2013. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. The 2017 return has not yet been filed.

Note 7.  Accumulated Other Comprehensive Income

The changes in AOCI by component for the years ended December 31, 2017, 2016, and 2015 were as follows:

	2017
	Unrealized Holding
	Gains (Losses) on	Unrealized Holding	OCI Adjustments for	Total Accumulated
	AFS Securities and	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	Cash Equivalents	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$104,538	$(1,225)	$(47,963)	$55,350
OCI before reclassifications	30,434	(806)	(4,139)	25,489
Amounts reclassified from AOCI	(1,440)	1,100	-	(340)
Net current period OCI	$28,994	$294	$(4,139)	$25,149
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	$28,994	$294	$(4,139)	$25,149
Ending balance, net of taxes	$133,532	$(931)	$(52,102)	$80,499

	2016
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$95,533	$4,202	$(43,144)	$56,591
OCI before reclassifications	8,881	(6,288)	(4,819)	(2,226)
Amounts reclassified from AOCI	124	861	-	985
Net current period OCI	$9,005	$(5,427)	$(4,819)	$(1,241)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	$9,005	$(5,427)	$(4,819)	$(1,241)
Ending balance, net of taxes	$104,538	$(1,225)	$(47,963)	$55,350

	2015
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$164,221	$2,296	$(57,275)	$109,242
OCI before reclassifications	(68,313)	1,807	14,131	(52,375)
Amounts reclassified from AOCI	(375)	99	-	(276)
Net current period OCI	$(68,688)	$1,906	$14,131	$(52,651)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	$(68,688)	$1,906	$14,131	$(52,651)
Ending balance, net of taxes	$95,533	$4,202	$(43,144)	$56,591

The reclassifications out of AOCI for the years ended December 31, 2017, 2016, and 2015 were as follows:

	Amounts Reclassified from AOCI
AOCI Components	2017	2016	2015	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding gains (losses) on AFS securities
Available-for-sale securities	$1,440	$(3)	$484	Net realized investment gains (losses)
	-	(121)	(109)	Portion of OTTI previously recognized in OCI
	$1,440	$(124)	375	Total

Unrealized holding gains (losses) on cash flow hedges
Interest rate swaps	$(1,100)	$(861)	$(99)	Net investment income
	$(1,100)	$(861)	(99)	Total
Total amounts reclassified from AOCI	$340	$(985)	$276

Note 8.  Stockholder’s Equity and Statutory Accounting Principles

The Company’s statutory Financial Statements are presented on the basis of accounting practices prescribed or permitted by the Insurance Department of the State of Arkansas. The State of Arkansas has adopted the NAIC statutory accounting principles as the basis of its statutory accounting principles.

The Company's statutory net income (loss) at December 31, 2017, 2016 and 2015 was $193,953, $71,053 and ($24,119), respectively.

Statutory capital and surplus at December 31, 2017 and 2016 was $731,065 and $696,073, respectively. At December 31, 2017 and 2016, approximately $226,423 and, $142,822 respectively, of stockholder’s equity was available for dividend distributions that would not require approval by the Arkansas Insurance Department, subject to the availability of unassigned surplus. During 2017, the Company paid a $140,000 dividend and a $47,505 return of capital to TA Corp. During 2016, the Company paid a $75,000 cash dividend and $88,341 return of capital to TA Corp. During 2015, the Company paid a $100,000 cash return of capital and received a $68,492 capital contribution from AUSA.

The NAIC utilizes the RBC adequacy monitoring system. The RBC calculates the amount of adjusted capital that a life insurance company should have based upon that company's risk profile. At December 31, 2017 and 2016, based on the RBC formula, the Company's total adjusted capital levels were significantly above the minimum amount of capital required to avoid regulatory action.

Note 9.  Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At December 31, 2017, the Company had a reinsurance receivable of $239 and reinsurance payable of $194. At December 31, 2016, the Company had a net reinsurance receivable of $166 and reinsurance payable of $203. The Company did not have a reinsurance reserve at December 31, 2017 and 2016.

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

At December 31, 2016 and 2017, the Company had the following account values for variable annuity contracts containing GMIB and GMDB provisions that were reinsured along with life insurance in force:

December 31, 2017
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,465,980	$143,356	$1,047	$4,323,671	0.02%	3.21%
GMIB	1,453,202	478,098	-	975,104	0.00%	32.90%
GMDB	3,979,129	171,818	-	3,807,311	0.00%	4.32%

December 31, 2016
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,586,845	$160,455	$924	$4,427,314	0.02%	3.50%
GMIB	1,430,611	480,283	-	950,328	0.00%	33.57%
GMDB	3,947,838	168,608	-	3,779,230	0.00%	4.27%

Note 10.  Related Party Transactions

At December 31, 2017, the Company had the following related party agreements in effect:

The Company is party to a common cost allocation service agreement with TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to services rendered. During 2017, 2016 and 2015, the Company incurred $11,554, $10,223 and $10,818, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company was party to intercompany short-term note payable/receivable arrangements with its Parent and affiliates at various times during the year. The $35,000 intercompany short-term note payable to the Parent with an interest rate of 0.83% entered into on May 22, 2017 was settled with payments of $15,000 and $20,000 on August 4, 2017 and August 9, 2017, respectively. The $3,000 intercompany short-term note payable to the Parent with an interest rate of 0.9% that was entered into on June 20, 2017 was settled with a payment of $3,000 on August 9, 2017. On October 20, 2017, the Company entered into a short-term note payable with the Parent for $10,000 with an interest rate of 1.1%, which is still outstanding. On June 18, 2016, the Company settled an intercompany short-term note receivable with AUSA for $25,000 with an interest rate of 0.13% that was entered into on June 19, 2015. Transactions with related parties generate payables to and receivables from the Parent and affiliates and bear interest at the thirty-day commercial paper rate. The balance due to affiliates at December 31, 2017 and 2016 was $6,148 and $5,064, respectively. During 2017, 2016, and 2015, the Company accrued and/or received $7, $31, and $18 of interest, respectively. During 2017, 2016 and 2015, the Company accrued and/or paid $137, $0, and $0 of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During 2017, 2016 and 2015, the Company incurred $168, $181 and $149, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During 2017, 2016 and 2015, the Company incurred $2,716, $1,927 and $1,709, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During 2017, 2016 and 2015, the Company incurred $23,901, $24,501 and $30,356, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. These agreements ended as of March 31, 2017. During 2017, 2016 and 2015, the Company incurred $79, $320 and $361, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During 2017, 2016 and 2015, the Company received $2,752, $2,199 and $2,381, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

Transamerica Life Insurance Company provides derivative management services for the Company under a derivative management and services agreement. During 2017, the Company incurred $73 in expenses under this agreement.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the years ended December 31, 2017, 2016 and 2015 were as follows:

	2017	2016	2015
Investments purchased from affiliates:
AFS fixed maturities	$141,700	$-	$30,356
Mortgage loans on real estate	-	-	4,000
Limited partnerships	-	10,000	-
Derivatives	147	-	-
Investments sold to affiliates:
AFS fixed maturities	$20,962	$89,820	$24,878
AFS equities	-	-	-
Mortgage loans on real estate	122,075	-	-
Derivatives	4,440	-	82

While management believes that the service agreements referenced above provide reasonable terms, they may not necessarily provide for costs that are indicative of the costs that would have been incurred with an unrelated third party. Related party agreements contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11.  Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state's life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer's contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At December 31, 2017 and 2016, the Company’s estimated liability for future guaranty fund assessments was $83 and $140, respectively. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. Several states allow companies to take a credit on their premium tax returns for assessments paid to state guaranty associations to cover the obligations of insolvent insurers. The Company has a receivable for future premium tax deductions of $3,774 and $4,012 at December 31, 2017 and 2016, respectively.

In the normal course of business, the Company is subject to various claims and assessments. Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management's assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings, other than claims settlement expenses, both individually and in the aggregate, will not result in losses above any related accruals that will have a material adverse effect on the Company's financial position or liquidity at December 31, 2017. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, other than claims settlement expenses, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company's assessment at December 31, 2017, no such disclosures were considered necessary.

Note 12.  Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the years ended December 31, 2017, 2016, and 2015:

		Life
2017	Annuity	Insurance	Total
Policy charge revenue	$96,035	$53,959	$149,994
Net Investment income (loss)	53,516	54,011	107,527
Net realized investment gains (losses)	5,755	2,649	8,404
Derivative gains (losses)	(49,085)	-	(49,085)
Total Revenue	$106,221	$110,619	$216,840

Interest credited to policyholder liabilities	$7,475	$44,824	$52,299
Policy benefits (net of reinsurance recoveries)	(27,424)	29,923	2,499
Amortization (accretion) of DAC	3,716	-	3,716
Amortization (accretion) of VOBA	4,241	11,678	15,919
Insurance, general and administrative expenses	37,219	3,399	40,618
Total Expenses	$25,227	$89,824	$115,051

Income (Loss) before taxes	$80,994	$20,795	$101,789
Income tax expense (benefit)	1,897	487	2,384
Net income (loss)	$79,097	$20,308	$99,405

2016
Policy charge revenue	$96,689	$54,757	$151,446
Net Investment income (loss)	53,358	57,791	111,149
Net realized investment gains (losses)	524	(66)	458
Derivative gains (losses)	(90,463)	225	(90,238)
Total Revenue	$60,108	$112,707	$172,815

Interest credited to policyholder liabilities	$8,476	$46,539	$55,015
Policy benefits (net of reinsurance recoveries)	16,823	48,244	65,067
Amortization (accretion) of DAC	3,680	-	3,680
Amortization (accretion) of VOBA	6,889	25,593	32,482
Insurance, general and administrative expenses	35,391	2,712	38,103
Total Expenses	$71,259	$123,088	$194,347

Income (Loss) before taxes	$(11,151)	$(10,381)	$(21,532)
Income tax expense (benefit)	(521)	(484)	(1,005)
Net income (loss)	$(10,630)	$(9,897)	$(20,527)

2015
Policy charge revenue	108,320	58,426	166,746
Net Investment income (loss)	51,667	60,517	112,184
Net realized investment gains (losses)	1,110	580	1,690
Derivative gains (losses)	(37,425)	(32)	(37,457)
Total Revenue	$123,672	$119,491	$243,163

Interest credited to policyholder liabilities	$9,006	$45,908	$54,914
Policy benefits (net of reinsurance recoveries)	68,984	36,262	105,246
Amortization (accretion) of DAC	3,783	-	3,783
Amortization (accretion) of VOBA	8,110	14,254	22,364
Insurance, general and administrative expenses	43,803	4,113	47,916
Total Expenses	$133,686	$100,537	$234,223

Income (Loss) before taxes	$(10,014)	$18,954	$8,940
Income tax expense (benefit)	(9,297)	4,579	(4,718)
Net Income (loss)	$(717)	$14,375	$13,658

The following tables represent select Balance Sheet information at December 31, 2017 and 2016:

		Total
	Total	Policyholder
2017	Assets	Liabilities
Annuity	$5,975,236	$484,398
Life Insurance	2,646,589	1,006,838
Total	$8,621,825	$1,491,236

2016
Annuity	$6,044,874	$567,814
Life Insurance	2,625,401	1,053,263
Total	$8,670,275	$1,621,077

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report covering the Registrant’s last fiscal year or proxy materials has been or will be sent to Registrant’s security holder.

EXHIBIT INDEX

2.1

Merrill Lynch Life Insurance Company Board of Directors Resolution in Connection with the Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

2.2

Plan and Agreement of Merger between Merrill Lynch Life Insurance Company and Tandem Insurance Group, Inc. (Incorporated by reference to Exhibit 2.1a, filed September 5, 1991, as part of Post-Effective Amendment No. 4 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

3.1

Articles of Amendment, Restatement and Redomestication of the Articles of Incorporation of Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 6(a) to Post-Effective Amendment No. 10 to Merrill Lynch Life Variable Annuity Separate Account A’s registration statement on Form N-4, File No. 33-43773, filed December 10, 1996.)

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

4.1

Group Modified Guaranteed Annuity Contract, ML-AY-361. (Incorporated by reference to Exhibit 4.1, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.2

Individual Certificate, ML-AY-362. (Incorporated by reference to Exhibit 4.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.2a

Individual Certificate, ML-AY-362 KS. (Incorporated by reference to Exhibit 4.2a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.2b

Individual Certificate, ML-AY-378. (Incorporated by reference to Exhibit 4.2b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.2c	Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(a), filed August 18, 1997, as part of theRegistrant’s registration statement on Form S-3, File No. 333-33863.)

4.3

Individual Tax-Sheltered Annuity Certificate, ML-AY-372. (Incorporated by reference to Exhibit 4.3, filed February 23,1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.3a

Individual Tax-Sheltered Annuity Certificate, ML-AY-372 KS. (Incorporated by reference to Exhibit 4.3a, filed March 9,1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.4	Qualified Retirement Plan Certificate, ML-AY-373. (Incorporated by reference to Exhibit 4.4 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.4a

Qualified Retirement Plan Certificate, ML-AY-373 KS. (Incorporated by reference to Exhibit 4.4a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.5

Individual Retirement Annuity Certificate, ML-AY-374 KS. (Incorporated by reference to Exhibit 4.5a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.5b

Individual Retirement Annuity Certificate, ML-AY-375 KS. (Incorporated by reference to Exhibit 4.5b, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.5c

Individual Retirement Annuity Certificate, ML-AY-379. (Incorporated by reference to Exhibit 4.5c, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.6

Individual Retirement Account Certificate, ML-AY-375. (Incorporated by reference to Exhibit 4.6, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.6a

Individual Retirement Account Certificate, ML-AY-380. (Incorporated by reference to Exhibit 4.6a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.7

Section 457 Deferred Compensation Plan Certificate, ML-AY-376. (Incorporated by reference to Exhibit 4.7 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.7a

Section 457 Deferred Compensation Plan Certificate, ML-AY-376 KS. (Incorporated by reference to Exhibit 4.7a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.8	Tax-Sheltered Annuity Endorsement, ML-AY-366. (Incorporated by reference to Exhibit 4.8 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.8a

Tax-Sheltered Annuity Endorsement, ML-AY-366 190. (Incorporated by reference to Exhibit 4.8a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.8b

Tax-Sheltered Annuity Endorsement, ML-AY-366 1096. (Incorporated by reference to Exhibit 4(h)(3), filed March 27, 1997, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-58303.)

4.9	Qualified Retirement Plan Endorsement, ML-AY-364. (Incorporated by reference to Exhibit 4.9 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.10	Individual Retirement Annuity Endorsement, ML-AY-368. (Incorporated by reference to Exhibit 4.10 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.10a

Individual Retirement Annuity Endorsement, ML-AY-368 190. (Incorporated by reference to Exhibit 4.10a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.10b

Individual Retirement Annuity Endorsement, ML009. (Incorporated by reference to Exhibit 4(j)(3) to Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

4.10c

Individual Retirement Annuity Endorsement. (Incorporated by reference to Exhibit 4(b) to Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863, filed October 31, 1997.)

4.11	Individual Retirement Account Endorsement, ML-AY-365. (Incorporated by reference to Exhibit 4.11 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.11a

Individual Retirement Account Endorsement, ML- AY-365 190. (Incorporated by reference to Exhibit 4.11a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.12

Section 457 Deferred Compensation Plan Endorsement, ML-AY-367. (Incorporated by reference to Exhibit 4.12 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.12a

Section 457 Deferred Compensation Plan Endorsement, ML-AY-367 190. (Incorporated by reference to Exhibit 4.12a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.13	Qualified Plan Endorsement, ML-AY-369. (Incorporated by reference to Exhibit 4.13 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.13a

Qualified Plan Endorsement, ML-AY-448. (Incorporated by reference to Exhibit 4.13a, filed March 9, 1990, as part of Post-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

4.13b

Qualified Plan Endorsement. (Incorporated by reference to Exhibit 4(c), filed October 31, 1997, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-3, File No. 333-33863.)

4.14

Application for Group Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.14 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.15

Annuity Application for Individual Certificate Under Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4.15 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

4.15a

Application for Modified Guaranteed Annuity Contract. (Incorporated by reference to Exhibit 4(d), filed August 18, 1997, as part of the Registrant’s registration statement on Form S-3, File No. 333-33863.)

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

10.1

Management Services Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.1 to the Registrant’s registration statement on Form S-1, File No. 33-26322, filed January 3, 1989.) P

10.2

General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10.2, filed February 23, 1989, as part of Pre-Effective Amendment No. 1 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

10.3

Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.3, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

10.3a

Amendment to Service Agreement among Merrill Lynch Insurance Group, Inc., Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10(c)(2) to Post-Effective Amendment No.1 to the Registrant’s registration statement on Form S-1, File No. 33-60290, filed March 31, 1994.)

10.4

Indemnity Reinsurance Agreement between Merrill Lynch Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.4, filed March 13, 1991, as part of Post-Effective Amendment No. 2 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

10.5

Assumption Reinsurance Agreement between Merrill Lynch Life Insurance Company, Tandem Insurance Group, Inc. and Royal Tandem Life Insurance Company and Family Life Insurance Company. (Incorporated by reference to Exhibit 10.6, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

10.6

Amended General Agency Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(g) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30,1992.) P

10.7

Indemnity Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Life Agency, Inc. (Incorporated by reference to Exhibit 10(h) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.) P

10.8

Management Agreement between Merrill Lynch Life Insurance Company and Merrill Lynch Asset Management, Inc. (Incorporated by reference to Exhibit 10(i) to the Registrant’s registration statement on Form S-1, File No. 33-46827, filed March 30, 1992.) P

10.9

Amendment No. 1 to Indemnity Reinsurance Agreement between Family Life Insurance Company and Merrill Lynch Life Insurance Company. (Incorporated by reference to Exhibit 10.5, filed April 24, 1991, as part of Post-Effective Amendment No. 3 to the Registrant’s registration statement on Form S-1, File No. 33-26322.) P

10.10

Insurance Administrative Services Agreement between Merrill Lynch Life Insurance Company and Liberty Insurance Services Corporation. (Incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, File Nos. 33-26322, 33-46827, 33-52254, 33-60290, 33-58303, 333-33863, filed March 30, 2005.)

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: March 29, 2018	By:	/s/ Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

*	Director and President	February 12, 2018
Blake S. Bostwick

*	Director and Chairman of the Board	February 20, 2018
Mark W. Mullin

*	Director, Executive Vice President, Secretary and General Counsel	February 13, 2018
Jay Orlandi

*	Director, Chief Tax Officer and Senior Vice President	February 12, 2018
David Schulz

*	Director, Senior Vice President, Chief Compliance Officer and	February 12, 2018
Katherine A. Schulze	Deputy General Counsel

*	Chief Product Officer and Senior Vice President	February 12, 2018
David Hopewell

/s/ Alison Ryan	Assistant Secretary	March 29, 2018
Alison Ryan

*	By Alison Ryan - Attorney-in-Fact pursuant to Powers of Attorney.