Form 10-Q
period 2018-03-31
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2018-05-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Former name, former address and former fiscal year, if changed since last report: Not Applicable

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

FINAL

PART I. Financial Information

Item 1. Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2018	2017
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2018 - $1,219,443; 2017 - $1,418,128)	$1,294,321	$1,548,638
Equity available-for-sale securities, at estimated fair value
(cost: 2018 - $0; 2017 - $25,473)	-	28,497
Equity securities, at estimated fair value
(cost: 2018 - $25,473; 2017 - $0)	28,126	-
Limited partnerships	1,072	1,375
Mortgage loans on real estate	21,344	24,962
Policy loans	597,282	608,183
Derivative assets	5,352	8,212
Total investments	1,947,497	2,219,867
Cash and cash equivalents	411,282	270,307
Accrued investment income	27,690	33,303
Deferred policy acquisition costs	28,919	30,207
Deferred sales inducements	6,574	6,867
Value of business acquired	207,091	201,299
Goodwill	2,800	2,800
Income tax asset	427	-
Reinsurance receivables	1,606	239
Receivable for investments sold - net	36,308	-
Other assets	33,536	37,777
Recoverable of ceded guaranteed minimum income benefit embedded derivatives, at fair value	23,259	25,325
Separate Accounts assets	5,599,734	5,793,834
Total Assets	$8,326,723	$8,621,825

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	March 31,	December 31,
(dollars in thousands, except share data)	2018	2017
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,024,432	$1,041,903
Future policy benefits	417,336	411,654
Claims and claims settlement expenses	39,385	37,679
Total policyholder liabilities and accruals	1,481,153	1,491,236
Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	178,741	248,561
Checks not yet presented for payment	9,018	6,061
Derivative liabilities	1,716	2,226
Income tax liability	2,888	1,934
Affiliated payables - net	8,514	6,148
Affiliated short-term note payable	10,000	10,000
Reinsurance payables	192	194
Payable for investments purchased - net	-	93
Other liabilities	10,690	18,097
Dividend payable to Transamerica Corporation	200,000	-
Separate Accounts liabilities	5,599,734	5,793,834
Total Liabilities	7,502,646	7,578,384

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares;
issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,393,358	1,378,311
Accumulated other comprehensive income, net of taxes	31,100	80,499
Retained Earnings (Deficit)	(602,881)	(417,869)
Total Stockholder’s Equity	824,077	1,043,441
Total Liabilities and Stockholder’s Equity	$8,326,723	$8,621,825

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017

	(unaudited)
Revenues
Policy charge revenue	$37,207	$37,476
Net investment income (loss)	23,997	27,944
Net realized investment gains (losses)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	11,774	31
Net realized investment gains (losses)	11,774	31
Net derivative gains (losses)	(10,866)	(24,228)
Total Revenues	62,112	41,223

Benefits and Expenses
Interest credited to policyholder liabilities	15,733	12,983
Policy benefits (net of reinsurance recoveries:
2018 - $1,708; 2017 - $415)	22,217	(9,490)
Amortization (accretion) of deferred policy acquisition costs	1,290	1,132
Amortization (accretion) of value of business acquired	2,919	2,364
Insurance, General and Administrative Expenses	7,461	8,843
Total Benefits and Expenses	49,620	15,832
Income (Loss) Before Taxes	12,492	25,391
Income Tax Expense (Benefit)	527	575
Net Income (Loss)	$11,965	$24,816

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
	(unaudited)

Net Income (Loss)	$11,965	$24,816

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(44,193)	5,996
Reclassification adjustment for (gains) losses included in net income (loss)	(11,450)	532
	(55,643)	6,528
Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	1,792	161
Reclassification adjustment for (gains) losses included in net income (loss)	(1,303)	247
	489	408
Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(6)	(77)
	(6)	(77)
Adjustments
Value of business acquired	8,784	(871)
Total other comprehensive income (loss), net of taxes	(46,376)	5,988
Comprehensive Income (Loss)	$(34,411)	$30,804

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Three Months Ended	Twelve Months Ended
	March 31,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)
Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,378,311	$1,425,816
Capital contributions from Transamerica Corporation	15,047	-
Return of capital to Transamerica Corporation	-	(47,505)
Balance at end of period	$1,393,358	$1,378,311

Accumulated Other Comprehensive Income
Balance at beginning of period	$80,499	$55,350
Cumulative effect adjustment (a)	(3,023)	-
Adjusted balance at beginning of period	77,476	55,350
Total other comprehensive income (loss), net of taxes	(46,376)	25,149
Balance at end of period	$31,100	$80,499

Retained Earnings (Deficit)
Balance at beginning of period	$(417,869)	$(377,274)
Cumulative effect adjustment (a)	3,023	-
Adjusted balance at beginning of period	(414,846)	(377,274)
Net income (loss)	11,965	99,405
Dividend declared payable to Transamerica Corporation	(200,000)	-
Cash dividend paid to Transamerica Corporation	-	(140,000)
Balance at end of period	$(602,881)	$(417,869)

Total Stockholder’s Equity	$824,077	$1,043,441

(a)	See Note 1 Summary of Significant Accounting Policies, for discussion on the adjustment relating to Accounting Standards Update 2016-01.

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,965	$24,816
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	1,288	1,123
Change in deferred sales inducements	293	256
Change in value of business acquired	2,919	2,364
Change in benefit reserves, net of change in ceded reinsurance recoverable	4,813	(21,716)
Change in income tax accruals	527	575
Change in claims and claims settlement expenses	1,706	(5,040)
Change in other operating assets and liabilities - net	(1,992)	10,613
Change in checks not yet presented for payment	2,957	1,510
Amortization (accretion) of investments	(166)	(287)
Interest credited to policyholder liabilities	15,733	12,983
Net derivative (gains) losses	10,866	24,228
Net realized investment (gains) losses	(11,774)	(31)
Change in unrealized (gains) losses related to limited partnerships	173	(1,630)
Change in unrealized (gains) losses related to equity securities	371	-
Net cash and cash equivalents provided by/(used in) operating activities	39,679	49,764

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	127,743	53,703
Maturities of available-for-sale securities and mortgage loans	59,920	44,315
Purchases of available-for-sale securities and mortgage loans	(11,287)	(74,313)
Sales of limited partnerships	129	801
Purchases of limited partnerships	-	(870)
Cash received in connection with derivatives	3,696	27,754
Cash paid in connection with derivatives	(21,654)	(44,904)
Proceeds from the maturity or prepayment of policy loans	21,741	14,409
Payments for the origination of policy loans	(10,841)	(8,974)
Net settlement on futures contracts	(4,052)	(469)
Net cash and cash equivalents provided by/(used in) investing activities	$165,395	$11,452

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Three Months Ended
	March 31,
(dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$2,513	$2,211
Policyholder withdrawals	(32,782)	(31,940)
Capital contributions from Transamerica Corporation	15,047	-
Return of capital to Transamerica Corporation	-	(13,440)
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	(48,877)	(178,194)
Net cash and cash equivalents provided by/(used in) financing activities	(64,099)	(221,363)

Net increase (decrease) in cash and cash equivalents (a)	140,975	(160,147)
Cash and cash equivalents, beginning of period	270,307	267,844
Cash and cash equivalents, end of period	$411,282	$107,697

(a)	Included in net increase (decrease) in cash and cash equivalents is interest paid (2018 - $54; 2017 - $7), interest received (2018 - $1; 2017 - $0), and income taxes paid (2018 - $0; 2017 - $0).

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC,” the “Registrant,” the “Company,” “we,” “our,” or “us”) is a wholly-owned subsidiary of Transamerica Corporation (“TA Corp”, “the Parent”), which is an indirect wholly-owned subsidiary of Aegon N.V., a limited liability share company organized under Dutch law. Aegon N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

The Company is a life insurance company that conducts its business primarily in the annuity markets and, to a lesser extent, in the life insurance markets of the financial services industry. The Company is domiciled in the State of Arkansas and is currently licensed to sell insurance and annuities in forty-nine states, the District of Columbia, the U.S. Virgin Islands and Guam.

Basis of Reporting

The accompanying Financial Statements have been prepared in conformity with United States generally accepted accounting principles (“GAAP”). The Company also submits financial statements to insurance industry regulatory authorities, which are prepared on the basis of statutory accounting principles (“SAP”). The interim Financial Statements are unaudited; all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the Financial Statements have been included. These unaudited Financial Statements should be read in conjunction with the audited Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. For a complete discussion of the Company’s 2017 Financial Statements and accounting policies, refer to the Company’s Annual Report on Form 10-K. The nature of the Company’s business is such that results of any interim period are not necessarily indicative of results for a full year.

Accounting Estimates and Assumptions

The preparation of financial statements in conformity to GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Those estimates are inherently subject to change and actual results could differ from those estimates. Included among the material (or potentially material) reported amounts and disclosures that require extensive use of estimates are: the fair value of certain investments (including derivatives), asset valuation allowances, deferred policy acquisition costs (“DAC”), deferred sales inducements (“DSI”), the value of business acquired (“VOBA”), goodwill, policyholder liabilities, income taxes, and the potential effects of unresolved litigation matters.

Investments

Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity securities that are classified as available-for-sale (“AFS”) and are reported at estimated fair value. With the adoption of Accounting Standards Update (“ASU”) 2016-01, as of January 1, 2018, the Company classified holdings in non-redeemable preferred stock as equity securities, which are reported at estimated fair value on the Balance Sheets, with valuation adjustments recorded through net investment income on the Statements of Income (Loss).

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the Balance Sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the Balance Sheet date. Events that are indicative of conditions that arose after the Balance Sheet date are disclosed, but do not result in an adjustment of the Financial Statements themselves. No subsequent events have been identified that require adjustments in the Financial Statements. On March 1, 2018, the Company declared a $200,000 cash dividend which was paid to the Parent on April 20, 2018.

Current Accounting Guidance

ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and they should be applied using a retrospective transition method to each period presented unless impracticable. The Company adopted this standard on January 1, 2018. Adoption of this ASU did not have a material impact on its Financial Statements.

ASU 2016-01, Financial Instruments – Overall

In January 2016, FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For the Company, the amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this guidance are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for those related to equity securities without readily determinable fair values (including disclosure requirements) which are to be applied prospectively to equity investments that exist as of the date of adoption of the Update. The Company adopted this standard on January 1, 2018. The Company has no equity securities without readily determinable fair value, however it has equity securities that are in scope. Therefore, adoption of this ASU resulted in a $3,023 beginning of period cumulative-effect adjustment for unrealized gains and current period had unrealized losses recorded through net investment income (loss) in the Statements of Income (Loss), which are not material to the Company’s Financial Statements. See the Statements of Comprehensive Income (Loss), Statements of Stockholder’s Equity and Note 7 AOCI, for Financial Statement and disclosure impacts related to the beginning of period cumulative-effect adjustment and Note 3 Investments, for current period disclosure impact.

ASU 2014-09, Revenue from Contracts with Customers (Topic 606)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The guidance in this update supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance unless the contracts are within the scope of other standards (for example, financial instruments, insurance contracts or lease contracts). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance establishes a five-step process to achieve this core principle. An entity may use either of two transition methods: retrospective to each prior reporting period presented with certain practical expedients, or retrospective with the cumulative effect of initial application recognized at the date of initial application subject to certain additional disclosures. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations of Topic 606. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients, which provides clarifying guidance in a few narrow areas and adds some practical expedients to the guidance. In December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, which affects narrow aspects of the guidance issued in Update 2014-09. In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), which requires the Company to determine the appropriate financial statement disclosures about the potential material effects of ASU 2014-09 when adopted. In November 2017, the FASB issued ASU 2017-14, Income Statement – Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606) (SEC Update). In August 2015, the FASB issued ASU 2015-14, Deferral of the Effective Date, which defers the effective date by one year. As a result, these updates are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The Update was adopted on January 1, 2018. The Company performed its evaluation and determined the majority of the Company’s revenue streams are out-of-scope (Accounting Standards Codification (“ASC”) 944), therefore adoption of this ASU did not have a material impact on its Financial Statements.

Future Accounting Guidance

There were no new accounting pronouncements issued during the first quarter of 2018 that are applicable to the Company.

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

a)	Quoted prices for similar assets or liabilities in active markets
b)	Quoted prices for identical or similar assets or liabilities in non-active markets
c)	Inputs other than quoted market prices that are observable
d)	Inputs that are derived principally from or corroborated by observable market data through correlation or other means

Level 3. Prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. Both observable and unobservable inputs may be used to determine the fair value of positions classified in Level 3. The circumstances for using unobservable measurement includes those in which there is little, if any, market activity for the assets or liabilities. Therefore, the Company must make assumptions about inputs that a hypothetical market participant would use to value the assets and liabilities.

The Company recognizes transfers between levels at the beginning of the quarter.

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$853,648	$-	$853,648
Asset-backed securities	-	46,120	4,086	50,206
Commercial mortgage-backed securities	-	60,653	-	60,653
Residential mortgage-backed securities	-	43,571	-	43,571
Municipals	-	884	-	884
Government and government agencies
United States	254,469	-	-	254,469
Foreign	1,431	23,859	-	25,290
Redeemable preferred stock	-	5,600	-	5,600
Total fixed maturity AFS securities	$255,900	$1,034,335	$4,086	$1,294,321
Equity securities (a)
Banking securities	$-	$28,126	$-	$28,126
Total equity securities	$-	$28,126	$-	$28,126
Cash equivalents (b)	$155,655	$251,289	$-	$406,944
Derivative assets (c)	-	5,352	-	5,352
Fair value recoverable of ceded guaranteed minimum income benefits ("GMIB") embedded derivatives (d)	-	-	23,259	23,259
Investments measured at net asset value (“NAV”) (e)	-	-	-	5,600,806
Total assets	$411,555	$1,319,102	$27,345	$7,358,808

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$34,811	$34,811
Derivative liabilities (c)	-	1,716	-	1,716
Total liabilities	$-	$1,716	$34,811	$36,527

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$942,024	$-	$942,024
Asset-backed securities	-	52,642	4,264	56,906
Commercial mortgage-backed securities	-	73,321	-	73,321
Residential mortgage-backed securities	-	81,417	-	81,417
Municipals	-	881	-	881
Government and government agencies
United States	362,119	-	-	362,119
Foreign	1,444	24,836	-	26,280
Redeemable preferred stock	-	5,690	-	5,690
Total fixed maturity AFS securities	$363,563	$1,180,811	$4,264	$1,548,638
Equity AFS securities (a)
Banking securities	$-	$28,497	$-	$28,497
Total equity AFS securities	$-	$28,497	$-	$28,497
Cash equivalents (b)	$20,812	$247,941	$-	$268,753
Derivative assets (c)	-	8,212	-	8,212
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	25,325	25,325
Investments measured at NAV (e)	-	-	-	5,795,209
Total assets	$384,375	$1,465,461	$29,589	$7,674,634

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$38,471	$38,471
Derivative liabilities (c)	-	2,226	-	2,226
Total liabilities	$-	$2,226	$38,471	$40,697

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

Government and government agencies - When available, the Company uses quoted market prices in active markets to determine the fair value of its government and government agencies’ investments. When the Company cannot make use of quoted market prices, it uses market prices from indices or quotes from third-party pricing services or brokers.

Equity securities – Valuations of equity securities are monitored and reviewed on a monthly basis. When available, the Company uses quoted market prices in active markets to determine the fair value of its equity investments. When the Company cannot make use of quoted market prices, it uses quotes from a third-party vendor, broker, or custodian.

(b)

Cash equivalents are primarily valued at amortized cost, which approximates fair value. Cash equivalents that receive a vendor price are classified as fair value Level 1. Operating cash is not included in the above table.

(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, credit default swaps, and options for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of exchange traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the Overnight Index Swap at the reporting date, as compared to the fixed leg of the swap. The fair value of over-the-counter (“OTC”) traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value of inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Price Index (“S&P”) at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. The fair value of equity options is calculated using the Black-Scholes model and market observable inputs for the underlying market price and volatility surface. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model.

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

	March 31, 2018				December 31, 2017
Investment:	Fair	Unfunded	Redemption	Redemption	Fair	Unfunded
Limited Partnerships	Value	Commitments	Frequency	Notice Period	Value	Commitments
Limited Partnership - Private Equity	$1,072	$-	None	None	$1,375	$-
Separate Accounts	5,599,734	-	None	None	5,793,834	-
Investments measured at NAV	$5,600,806	$-			$5,795,209	$-

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

For the three months ended March 31, 2018 and twelve months ended December 31, 2017, there were no transfers between Level 1 and 2.

The following table summarizes the change in the fair value of the Company’s Level 3 fixed maturity AFS securities at March 31, 2018 and December 31, 2017:

	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2017
Balance at beginning of period (a)	$4,264	$9,215
Change in unrealized gains (losses) (b)	(121)	254
Purchases	-	4,000
Sales	(57)	(5,242)
Transfers into Level 3	-	3,000
Transfers out of Level 3	-	(6,965)
Changes in valuation (c)	-	1
Net realized investment gains (c)	-	1
Balance at end of period (a)	$4,086	$4,264

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) (“OCI”) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) on securities in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market-observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The value of Level 3 fixed maturity securities remained fairly constant from December 31, 2017 as there were no transfers in or out of Level 3 nor any purchases of Level 3 securities.

The Company’s Level 3 assets consist of GMIB reinsurance and Level 3 liabilities consist of provisions for GMWB and SALB. The fair value of these assets and liabilities is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets. An increase (decrease) in credit spread of GMWB and SALB in isolation would result in a lower (higher) fair value liability measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value liability measurement.

The expected market rates of return are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 30 basis points (“bps”) at both March 31, 2018 and December 31, 2017.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25%-30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, included in the models, such as lapses, are derived in the same way as the assumptions used to measure insurance liabilities. These assumptions are reviewed at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 liabilities (assets) at March 31, 2018 and December 31, 2017:

	Three Months Ended			Twelve Months Ended
	March 31, 2018			December 31, 2017
		GMIB			GMIB
	GMWB	Reinsurance	SALB	GMWB	Reinsurance	SALB
Balance at beginning of period (a)	$37,566	$(25,325)	$905	$54,414	$(48,166)	$729
Changes in interest rates (b)	(5,683)	3,550	-	5,787	(1,841)	-
Changes in equity markets (b)	1,755	(575)	-	(19,803)	24,663	176
Other (b)	268	(909)	-	(2,832)	19	-
Balance at end of period (a)	$33,906	$(23,259)	$905	$37,566	$(25,325)	$905

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

For the three months ended March 31, 2018, the change in the fair value of the GMWB and GMIB reinsurance guarantees was primarily driven by changes in interest rates and equity market performance. The fair value of the GMWB guarantees decreased due to the increase in interest rates, partially offset by the decrease in equity market returns. The fair value of the GMIB reinsurance guarantees and the fair value of the GMWB reinsurance guarantees moved in the opposite directions.

The following tables provide a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$4,086	Broker	(a)	(a)
Total fixed maturity securities	$4,086

Future policy benefits (embedded derivatives) - GMIB Reinsurance	23,259	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%
Total assets	$27,345

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$33,906	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	905	(b)	(b)	(b)
Total liabilities	$34,811

	December 31, 2017
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$4,264	Broker	(a)	(a)
Total fixed maturity securities	$4,264

Future policy benefits (embedded derivatives) - GMIB Reinsurance	25,325	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%
Total assets	$29,589

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$37,566	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	905	(b)	(b)	(b)
Total liabilities	$38,471

(a)

The Company has obtained non-binding broker quotes, which cannot be corroborated by market observable data, to assist in determining the fair values of Level 3 asset-backed securities. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and obtains an asset specialist’s review of the broker’s price.

(b)	The SALB is a product with fewer than 115 policies. Due to the small size of this block, the liability was established based on the fees.

The following tables provide the estimated fair value of the Company’s investments that are not carried at fair value on the Balance Sheets at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$21,560	$21,560
Policy loans (b)	-	597,282	-	597,282
Total assets	$-	$597,282	$21,560	$618,842

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Mortgage loans on real estate (a)	$-	$-	$26,049	$26,049
Policy loans (b)	-	608,183	-	608,183
Total assets	$-	$608,183	$26,049	$634,232

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The book value of policy loans approximates their fair value.

Note 3.  Investments

Fixed Maturity AFS and Equity AFS Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and other-than-temporary impairments (“OTTI”) reflected in accumulated other comprehensive income (“AOCI”) of investments in fixed maturity and equity AFS securities at March 31, 2018 and December 31, 2017 were:

	March 31, 2018
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$821,572	$38,678	$(6,602)	$853,648	$-
Asset-backed securities	50,647	19	(460)	50,206	-
Commercial mortgage-backed securities	61,223	638	(1,208)	60,653	-
Residential mortgage-backed securities	37,680	6,794	(903)	43,571	-
Municipals	905	-	(21)	884	-
Government and government agencies
United States	217,502	37,267	(300)	254,469	-
Foreign	24,123	1,334	(167)	25,290	-
Redeemable preferred stock	5,791	-	(191)	5,600	-
Total fixed maturity AFS securities	$1,219,443	$84,730	$(9,852)	$1,294,321	$-

	December 31, 2017
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$885,440	$58,766	$(2,182)	$942,024	$-
Asset-backed securities	56,852	241	(187)	56,906	-
Commercial mortgage-backed securities	72,373	1,397	(449)	73,321	-
Residential mortgage-backed securities	74,385	7,076	(44)	81,417	-
Municipals	906	-	(25)	881	-
Government and government agencies
United States	298,223	63,998	(102)	362,119	-
Foreign	24,158	2,168	(46)	26,280	-
Redeemable preferred stock	5,791	-	(101)	5,690	-
Total fixed maturity AFS securities	$1,418,128	$133,646	$(3,136)	$1,548,638	$-

Equity AFS securities
Banking securities	$25,473	$3,024	$-	$28,497	$-
Total equity AFS securities	$25,473	$3,024	$-	$28,497	$-

(a)	Represents OTTI in AOCI, which were not reflected in earnings. Amount excludes $3,358 and $3,364 of unrealized gains at March 31, 2018 and December 31, 2017, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at March 31, 2018 and December 31, 2017 were:

	March 31, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,156,451	$1,225,374	$1,337,738	$1,460,708
Below investment grade	62,992	68,947	80,390	87,930
Total fixed maturity AFS securities	$1,219,443	$1,294,321	$1,418,128	$1,548,638

At March 31, 2018 and December 31, 2017, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $105,274 and $120,663, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments to assess whether they are other-than-temporarily impaired.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2018 and December 31, 2017 by contractual maturities were:

	March 31, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity AFS securities
Due in one year or less	$78,457	$79,445	$73,570	$74,686
Due after one year through five years	418,785	428,159	466,858	484,576
Due after five years through ten years	124,237	124,425	134,939	139,174
Due after ten years	448,414	507,862	539,151	638,558
	$1,069,893	$1,139,891	$1,214,518	$1,336,994
Mortgage-backed securities and other asset-backed securities	$149,550	$154,430	$203,610	$211,644
Total fixed maturity AFS securities	$1,219,443	$1,294,321	$1,418,128	$1,548,638

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $6,469 and $4,246 that were deposited with insurance regulatory authorities at March 31, 2018 and December 31, 2017, respectively.

Unrealized Losses on Fixed Maturity AFS and Equity AFS Securities

The Company’s investments in fixed maturity and equity securities classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of AOCI, net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity and equity AFS securities aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$189,755	$194,764	$(5,009)
Asset-backed securities	28,429	28,683	(254)
Commercial mortgage-backed securities	41,667	42,654	(987)
Residential mortgage-backed securities	(1,938)	(1,127)	(811)
Government and government agencies
United States	16,468	16,768	(300)
Foreign	2,529	2,532	(3)
Total fixed maturity AFS securities	$276,910	$284,274	$(7,364)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$3,397	$3,681	$(284)
Commercial mortgage-backed securities	2,798	2,969	(171)
Residential mortgage-backed securities	2,029	2,121	(92)
Redeemable preferred stock	5,600	5,791	(191)
Total fixed maturity AFS securities	$13,824	$14,562	$(738)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,132	$9,441	$(1,309)
Asset-backed securities	2,344	2,550	(206)
Commercial mortgage-backed securities	969	1,019	(50)
Residential mortgage-backed securities	5	5	-
Municipals	884	905	(21)
Government and government agencies
Foreign	3,650	3,814	(164)
Total fixed maturity AFS securities	$15,984	$17,734	$(1,750)
Total fixed maturity AFS securities	$306,718	$316,570	$(9,852)

	December 31, 2017
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$109,579	$110,819	$(1,240)
Asset-backed securities	20,762	20,791	(29)
Commercial mortgage-backed securities	28,994	29,409	(415)
Residential mortgage-backed securities	2,054	2,098	(44)
Government and government agencies
United States	7,533	7,635	(102)
Total fixed maturity and equity AFS securities	$168,922	$170,752	$(1,830)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Commercial mortgage-backed securities	$26	$26	$-
Government and government agencies
Foreign	3,767	3,813	(46)
Redeemable preferred stock	5,690	5,791	(101)
Total fixed maturity and equity AFS securities	$9,483	$9,630	$(147)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,498	$9,440	$(942)
Asset-backed securities	2,610	2,768	(158)
Commercial mortgage-backed securities	986	1,020	(34)
Residential mortgage-backed securities	6	6	-
Municipals	881	906	(25)
Total fixed maturity and equity AFS securities	$12,981	$14,140	$(1,159)
Total fixed maturity and equity AFS securities	$191,386	$194,522	$(3,136)
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The total number of AFS securities in an unrealized loss position with unrealized gains and losses included as a component of AOCI was 121 and 79 at March 31, 2018 and December 31, 2017, respectively. The Company held 350 and 371 total AFS securities at March 31, 2018 and December 31, 2017, respectively.

The fair value, gross unrealized losses/the portion of OTTI recognized in OCI and the number of securities with fair value declining below amortized cost by between 20% and 40% by length of time that those securities have been in a continuous unrealized loss position were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized	Number of
	Fair Value	Losses/OTTI (a)	Securities	Fair Value	Losses/OTTI (a)	Securities
Decline 20% - 40%
Held longer than one year	$1,922	$(1,018)	2	$2,033	$(908)	2
Total	$1,922	$(1,018)	2	$2,033	$(908)	2

(a)    Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Unrealized gains (losses) incurred during the first three months of 2018 and twelve months of 2017 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
Assets
Fixed maturity AFS securities	$74,880	$130,511
Cash equivalent securities	(20)	(2)
Equity AFS securities	-	3,023
Cash flow hedges	(442)	(931)
VOBA	(21,985)	(30,769)
	$52,433	$101,832
Liabilities
Income taxes - deferred	$(21,333)	$(21,333)
Stockholder’s Equity
Accumulated other comprehensive income, net of taxes	$31,100	$80,499

Equity Securities

The amortized cost/cost, estimated fair value and gross unrealized gains (losses) recorded in net investment income (loss) of investments in equity securities at March 31, 2018 were:

	March 31, 2018
			Gross Unrealized
		Estimated	Gains (Losses) Recorded
	Amortized	Fair	in Net Investment
	Cost/Cost	Value	Income (Loss)
Equity securities
Banking securities	$25,473	$28,126	$2,653
Total equity securities	$25,473	$28,126	$2,653

See Note 1 Summary of Significant Accounting Policies, for discussion on the adoption of ASU 2016-01.

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. The Company received prepayment premiums of $482 and $1,183 during the three months ended March 31, 2018 and twelve months ended December, 31 2017, respectively. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At March 31, 2018 and December 31, 2017, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at March 31, 2018 and December 31, 2017 was $21,560 and $26,049, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at March 31, 2018 and December 31, 2017. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss).

The commercial mortgages are geographically diversified throughout the United States as follows: Florida, 28%; Utah, 27%; Minnesota, 24%; Colorado, 11%; and New Jersey, 10% at March 31, 2018.

The credit quality of commercial mortgage loans at March 31, 2018 and December 31, 2017 was as follows:

	March 31,	December 31,
Commercial	2018	2017
AAA - AA	$8,175	$11,723
A	13,177	13,246
Total mortgage loans on real estate	$21,352	$24,969
Less: allowance for credit losses	(8)	(7)

Total mortgage loans on real estate, net	$21,344	$24,962

The Company determined the credit quality of the commercial mortgage loans based on an internal credit rating model that assign a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P Global Rating Services (“S&P GRS”) ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, an adequate allowance for credit losses has been established to cover those risks.

Securities Lending

The following table provides a summary of the securities lending program at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Payables for collateral under securities loaned	$141,545	$209,923
Amortized cost of securities out on loan	123,596	167,195
Estimated fair value of securities out on loan	141,571	203,909

Reverse Repurchase Agreements

The following table provides a summary of the dollar roll reverse repurchase agreements at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Payables for reverse repurchase agreements	$35,222	$36,494
Amortized cost of securities pledged	36,249	36,249
Estimated fair value of securities pledged	35,454	36,337

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$35,454	$35,454
Total	$-	$35,454	$35,454

Securities lending transactions
U.S. Treasury and agency securities	$93,799	$-	$93,799
Corporate securities	44,264	-	44,264
Equity securities - banking	3,508	-	3,508
Total	$141,571	$-	$141,571
Total Borrowings	$141,571	$35,454	$177,025

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$176,767

	December 31, 2017
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$36,337	$36,337
Total	$-	$36,337	$36,337

Securities lending transactions
U.S. Treasury and agency securities	$169,011	$-	$169,011
Corporate securities	34,493	-	34,493
Equity securities - banking	405	-	405
Total	$203,909	$-	$203,909
Total Borrowings	$203,909	$36,337	$240,246

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,417

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at March 31, 2018 and December 31, 2017:

	Notional		Fair Value
	March 31,	December 31,	March 31,	December 31,
Derivative Type	2018	2017	2018	2017
Non-qualifying hedges
Short futures	$8,435	$5,462	$(80)	$-
Long futures	47,993	60,697	216	-
Interest rate swaps	221,000	221,000	(7,475)	(2,599)
Variance swaps	318	398	106	(1,847)
Total return swaps	241,325	248,326	(3,566)	(4,791)
Options	1,013,890	1,043,001	39,790	26,023
Credit default swaps	175,000	185,000	6,525	7,350
Total non-qualifying hedges	$1,707,961	$1,763,884	$35,516	$24,136
Cash flow hedges
Interest rate swaps	$24,997	$49,883	$(2,016)	$(3,808)
Total cash flow hedges	$24,997	$49,883	$(2,016)	$(3,808)
Derivative Total	$1,732,958	$1,813,767	$33,500	$20,328

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss) for the three months ended March 31, 2018 and 2017:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended
	March 31,
Derivative Type	2018	2017
Short futures	$(2,541)	$(724)
Long futures	(1,375)	255
Variance swaps	935	(1,629)
Total return swaps	(122)	(4,902)
Options	64	(16,909)
Interest rate swaps	(7,203)	(629)
Credit default swaps	(624)	310
Total	$(10,866)	$(24,228)

The following tables present the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at March 31, 2018 and December 31, 2017:

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	March 31, 2018
Credit default swaps
Corporate debt	$95,000	AA-BBB	March 2020-December 2021
Sovereign debt	80,000	AA-A	December 2019-June 2022
Credit default swaps total	$175,000

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2017
Credit default swaps
Corporate debt	$95,000	AA-BBB	March 2020-December 2021
Sovereign debt	90,000	AA-A	March 2018-June 2022
Credit default swaps total	$185,000

The following tables present the components of the gains (losses) on derivatives that qualify as cash flow hedges for the three months ended March 31, 2018 and 2017:

	Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)
	Three Months Ended
	March 31,
	2018	2017
Interest rate swaps	$489	$408
Total	$489	$408

	Net Realized Gains (Losses)
	Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended
	March 31,
	2018	2017
Interest rate swaps	$73	$1
Total	$73	$1

	Gains (Losses) Reclassified from
	AOCI into Net Investment Income (Effective Portion)
	Three Months Ended
	March 31,
	2018	2017
Interest rate swaps	$1,303	$(247)
Total	$1,303	$(247)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At March 31, 2018, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are $5,211. This expectation is based on the anticipated interest payments on the hedged investments in Treasury Inflation Protection Securities (“TIPS”) that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $2,373 and $2,488 at March 31, 2018 and December 31, 2017, respectively.

Offsetting of Derivative Instruments

The Company mitigates credit risk arising from derivative contracts by entering into International Swaps and Derivatives Association master netting arrangements and collateral agreements. These arrangements with a counterparty create a right to offset amounts due to and due from the same counterparty when the arrangements are enforceable in the event of a default or bankruptcy, which ultimately reduces credit risk exposure. These arrangements are conducted under terms that are usual and customary in standard derivative activities, as well as requirements determined by exchanges where a bank acts as an intermediary.

The following table provides details relating to the effect, or potential effect, of netting and collateral arrangements, including the right to offset, associated with the Company’s recognized financial assets and recognized financial liabilities at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$48,057	$7,218	$34,487	$11,560
OTC - Cleared	2,799	10,274	1,590	4,188
Exchange-traded	254	118	-	-
Total gross estimated fair value of derivatives	$51,110	$17,610	$36,077	$15,748
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(5,502)	$(5,502)	$(9,878)	$(9,878)
OTC - Cleared	(2,799)	(2,799)	(1,590)	(1,590)
Exchange-traded	(117)	(117)	-	-
Cash collateral: (2), (3)
OTC - Bilateral	(37,340)	-	(16,397)	-
OTC - Cleared	-	(7,476)	-	(2,054)
Estimated fair value of derivatives presented on the Balance Sheets	$5,352	$1,716	$8,212	$2,226
Gross amounts not offset on the Balance Sheets:
Securities collateral: (4)
OTC - Bilateral	$(5,089)	$(1,716)	$(8,083)	$(1,516)
Net amount after application of master netting agreements and collateral	$263	$0	$129	$710

(1)	Estimated fair value of derivatives is limited to the amount that is subject to offset.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or fixed maturity securities, and the obligation to return it, beyond what is already being offset, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At March 31, 2018 and December 31, 2017, the Company received excess cash collateral of $2,004 and $2,213, respectively.

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being offset, is included in other assets. The amount reported in the table above does not include initial margin on exchange-traded and OTC-Cleared derivatives. At March 31, 2018, the Company provided excess cash collateral of $294. The Company had no excess cash collateral provided to counterparties at December 31, 2017.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At March 31, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $2,995 and $4,214, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At March 31, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $1,052 and $146, respectively, for its OTC-Bilateral derivatives, which is not included in the table above due to the foregoing limitation. At March 31, 2018 and December 31, 2017, the Company also provided securities for initial margin with an estimated fair value of $10,846 and $11,310, respectively, for its OTC-Cleared derivatives, which is not included in the table above.

There were no other derivative assets or liabilities at March 31, 2018 and December 31, 2017 that were subject to offsetting.

Net Investment Income (Loss)

Net investment income (loss) by source for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
Net investment income (loss)	2018	2017
Fixed maturity AFS securities	$15,408	$15,464
Equity AFS securities	-	418
Equity securities	57	-
Limited partnerships	(173)	1,664
Mortgage loans on real estate	276	1,463
Policy loans on insurance contracts	7,778	8,220
Derivatives	1,437	1,590
Cash and cash equivalents	1,166	274
Other	91	73
Gross investment income	$26,040	$29,166
Less investment expenses	(2,043)	(1,222)
Net investment income (loss)	$23,997	$27,944

In accordance with the adoption of ASU 2016-01, effective January 1, 2018, the unrealized gains (losses) for the period related to equity securities reported as a component of net investment income were as follows:

Three Months Ended
March 31, 2018
Net gains (losses) recognized during the period on equity securities	$(371)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(371)

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Proceeds	$124,733	$53,703
Gross realized investment gains	12,547	593
Gross realized investment losses	(1,043)	(516)

Proceeds on AFS securities sold at a realized loss	27,439	53,703

Net realized investment gains (losses) for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Fixed maturity AFS securities	$11,504	$77
Mortgage loans on real estate	343	58
Adjustment related to VOBA	(73)	(104)
Net realized investment gains (losses)	$11,774	$31

 .

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Balance at beginning of period	$(3,111)	$(2,040)
Accretion of credit loss impairments previously recognized	(313)	(1,071)
Balance at end of period	$(3,424)	$(3,111)

There were no components of OTTI reflected in the Statements of Income (Loss) for the three months ended March 31, 2018 and 2017.

Note 4.  VOBA, DAC, and DSI

VOBA

The increase (decrease) in the carrying amount of VOBA for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Accretion (amortization) expense	$(2,865)	$(2,227)
Unlocking	(54)	(137)
Adjustment related to realized (gains) losses on investments	(73)	(104)
Adjustment related to unrealized (gains) losses and OTTI on investments	8,784	(871)
Increase (decrease) in VOBA carrying amount	$5,792	$(3,339)

DAC

The increase (decrease) in the carrying amount of DAC for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
	2018	2017
Capitalization	$2	$10
Accretion (amortization) expense	(1,342)	(967)
Unlocking	52	(166)
Increase (decrease) in DAC carrying amount	$(1,288)	$(1,123)

DSI

The increase (decrease) in the carrying amount of DSI for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended
	March 31,
DSI	2018	2017
Capitalization	$-	$1
Accretion (amortization) expense	(305)	(219)
Unlocking	12	(38)
Increase (decrease) in DSI carrying amount	$(293)	$(256)

Note 5.  Variable Contracts Containing Guaranteed Benefits

The Company has issued variable annuity contracts in which the Company may have contractually guaranteed to the contract owner a guaranteed minimum death benefit (“GMDB”) and/or an optional guaranteed living benefit provision. The living benefit provisions offered by the Company included a GMIB and a GMWB. Information regarding the general characteristics of each guaranteed benefit type is provided below:

•

In general, contracts containing GMDB provisions provide a death benefit equal to the greater of the GMDB or the contract value. Depending on the type of contract, the GMDB may equal: (1) contract deposits accumulated at a specified interest rate, (2) the contract value on specified contract anniversaries, (3) the amount of contract deposits, or (4) some combination of these benefits. Each benefit type is reduced for contract withdrawals.

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

The Company records liabilities for contracts containing a GMDB, GMIB or GMWB as a component of future policy benefits on the Balance Sheets and changes in the liabilities are included as a component of policy benefits in the Statements of Income (Loss).

The increases (decreases) in the variable annuity GMDB, GMIB and GMWB liabilities for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
GMDB	2018	2017
Guaranteed benefits incurred	$5,262	$5,969
Guaranteed benefits paid	(4,814)	(4,634)
Unlocking	3,088	(13,657)
Increase (decrease) in GMDB liability balance	$3,536	$(12,322)

	Three Months Ended
	March 31,
GMIB	2018	2017
Guaranteed benefits incurred	$2,281	$3,061
Guaranteed benefits paid	(411)	(1,294)
Unlocking	781	(13,105)
Increase (decrease) in GMIB liability balance	$2,651	$(11,338)

	Three Months Ended
	March 31,
GMWB	2018	2017
Guaranteed benefits incurred	$-	$-
Guaranteed benefits paid	-	-
Change in fair value reserves	(3,660)	(6,748)
Increase (decrease) in GMWB liability balance	$(3,660)	$(6,748)

Note 6.  Income Taxes

The effective tax rate was not meaningful for the three months ended March 31, 2018 and 2017. Differences between the effective rate and the U.S. statutory rate of 21% at March 31, 2018 and 35% at March 31, 2017 principally were the result of dividend received deductions on the Separate Accounts, the valuation allowance on net operating loss (“NOL”) carryforwards and unrecognized tax benefits.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) (HR 1, Pub. L. 115-97), was signed into law and reduced the federal tax rate to 21%. As a result of the TCJA, the Company’s tax reserve deductible difference decreased by an estimated $4,860 on December 31, 2017.  This change results in an offsetting $4,860 deductible temporary difference that will be amortized into taxable income evenly over the next eight years. This transitional change amount was based on provisional estimates at December 31, 2017. As we complete the collection, preparation and analysis of data relevant to the TCJA, and interpret any additional guidance by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, we make adjustments to these provisional amounts. Actual results may differ from the estimates and will be adjusted in future periods when the actuarial models and systems are updated for the policyholder tax reserve changes required by the TCJA. No adjustments to these estimates were made as of March 31, 2018. The estimates will be finalized prior to year-end in accordance with guidance provided in SAB 118.

The income tax expense (benefit) for the three months ended March 31, 2018 and 2017 was $527 and $575, respectively.

The income tax asset (liability) consists of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Current federal income tax asset (liability)	$427	$-
Current state income tax asset (liability)	(108)	(108)
Deferred federal income tax asset (liability)	(2,713)	(1,759)
Deferred state income tax asset (liability)	(67)	(67)
Net income tax asset (liability)	$(2,461)	$(1,934)

At March 31, 2018 and December 31, 2017, the Company had a tax valuation allowance for deferred tax assets of $87,716 and $78,697, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined that there were tax benefits of $2,637 (gross $12,557), that should not be recognized at either March 31, 2018 or December 31, 2017. These unrecognized tax benefits primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2016 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rate in a future period. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
Balance at beginning of period	$2,637	$4,391
Additions for tax positions of prior years	-	4
Change in federal tax rate	-	(1,758)
Balance at end of period	$2,637	$2,637

At March 31, 2018 and December 31, 2017, the Company had a NOL carry forward for federal income tax purposes of $543,803 (net of the ASC 740 reduction of $12,557) and $554,553 (net of the ASC 740 reduction of $12,557), respectively, with a carry forward period of 15 years that expires at various dates between 2023 and 2031. At both March 31, 2018 and December 31, 2017, the Company had a capital loss carry forward of $0 for federal income tax purposes. At March 31, 2018 and December 31, 2017, the Company had a foreign tax credit carry forward of $9,916 and $9,831, respectively, with a carry forward period of 10 years that will expire at various dates up to 2028. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $3,195 and $4,216 at March 31, 2018 and December 31, 2017, respectively. The Company is expecting to be refunded for the remaining balance of a minimum tax credit carryforwards by the end of 2021 pursuant to the TCJA.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize penalty expense in its financial statements for the quarters ended March 31, 2018 and 2017. The Company recognized interest expense (income) of ($7) and $37 for the three months ended March 31, 2018 and 2017, respectively. The Company recognized total interest payable balance at March 31, 2018 and December 31, 2017 of $470 and $477, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. At March 31, 2018 and December 31, 2017, the Company recognized capital contributions from (distributions to) TA Corp in connection with the tax allocation agreement in the amount of $15,047 and ($47,465), respectively. Intercompany income tax balances are settled within thirty days of payment to, or filing with, the Internal Revenue Service.

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

Note 7.  AOCI

The changes in AOCI by component for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018
	Unrealized Holding
	Gains (Losses) on	Unrealized Holding	OCI Adjustments for	Total Accumulated
	AFS Securities and	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	Cash Equivalents	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$133,532	$(931)	$(52,102)	$80,499
Cumulative effect adjustment (a)	(3,023)	-	-	(3,023)
Adjusted balance at beginning of period	130,509	(931)	(52,102)	77,476
OCI before reclassifications	(44,199)	1,792	8,784	(33,623)
Gain (loss) amounts reclassified from AOCI	(11,450)	(1,303)	-	(12,753)
Net current period OCI	$(55,649)	$489	$8,784	$(46,376)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	(55,649)	489	8,784	(46,376)
Ending balance, net of taxes	$74,860	$(442)	$(43,318)	$31,100

	Three Months Ended March 31, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$104,538	$(1,225)	$(47,963)	$55,350
OCI before reclassifications	5,919	161	(871)	5,209
Gain (loss) amounts reclassified from AOCI	532	247	-	779
Net current period OCI	$6,451	$408	$(871)	$5,988
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	6,451	408	(871)	5,988
Ending balance, net of taxes	$110,989	$(817)	$(48,834)	$61,338

(a)	See Note 1 Summary of Significant Accounting Policies, for discussion on the adjustment relating to ASU 2016-01

The reclassifications out of AOCI for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018
AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding (gains) losses on AFS securities
AFS securities	$(11,450)	Net realized investment gains (losses)
	$(11,450)	Total

Unrealized holding (gains) losses on cash flow hedges
Interest rate swaps	$(1,303)	Net investment income (loss)
	$(1,303)	Total
Total amounts reclassified from AOCI	$(12,753)

	Three Months Ended March 31, 2017
AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding (gains) losses on AFS securities
AFS securities	$532	Net realized investment gains (losses)
	$532	Total

Unrealized holding (gains) losses on cash flow hedges
Interest rate swaps	$247	Net investment income (loss)
	$247	Total
Total amounts reclassified from AOCI	$779

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

The Company’s statutory net income (loss) for the three months ended March 31, 2018 and 2017 was $4,010 and $51,392, respectively. Statutory capital and surplus at March 31, 2018 and December 31, 2017 was $740,115 and $731,065, respectively.

For the three months ended March 31, 2018, the Company received a capital contribution of $15,047 from TA Corp, paid no return of capital and declared a $200,000 dividend to TA Corp, see Note 1 Summary of Significant Accounting Policies, for further discussion. For the three months ended March 31, 2017, the Company received no capital contribution from TA Corp, paid $13,440 return of capital and paid no dividend to TA Corp.

Note 9.  Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At March 31, 2018, the Company had a reinsurance receivable of $1,606 and a reinsurance payable of $192. At December 31, 2017, the Company had a reinsurance receivable of $239 and a reinsurance payable of $194.

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

At March 31, 2018 and December 31, 2017, the Company had the following account values for variable annuity contracts containing GMIB and GMDB provisions that were reinsured along with insurance in force:

March 31, 2018
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,415,816	$139,449	$1,108	$4,277,475	0.03%	3.16%
GMIB	1,396,427	456,695	-	939,732	0.00%	32.70%
GMDB	3,825,029	163,040	-	3,661,990	0.00%	4.26%

December 31, 2017
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,465,980	$143,356	$1,047	$4,323,671	0.02%	3.21%
GMIB	1,453,202	478,098	-	975,104	0.00%	32.90%
GMDB	3,979,129	171,818	-	3,807,311	0.00%	4.32%

Note 10.  Related Party Transactions

At March 31, 2018, the Company had the following related party agreements in effect:

The Company was party to a common cost allocation service agreement with TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to the services rendered. During the three months ended March 31, 2018 and 2017, the Company incurred $2,763 and $2,707, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company was party to intercompany short-term note payable/receivable arrangements with its Parent and affiliates at various times during the year. At March 31, 2018 and December 31, 2017, there was an intercompany short-term note payable with the Parent for $10,000 with an interest rate of 1.10% entered into on October 20, 2017. Transactions with related parties generate payables to, and receivables from, the Parent and affiliates and bear interest at the thirty-day commercial paper rate. The balance due to affiliates at March 31, 2018 and December 31, 2017 was $8,514 and $6,148, respectively. During the three months ended March 31, 2018, the Company accrued and/or received $1, and accrued and/or paid $54, of interest. During the three months ended March 31, 2017, the Company accrued and/or received $0, and accrued and/or paid $7, of interest. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three months ended March 31, 2018 and 2017, the Company incurred charges of $11 and $51, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three months ended March 31, 2018 and 2017, the Company incurred $617 and $491, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three months ended March 31, 2018 and 2017, the Company incurred $6,110 and $5,558, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. These agreements ended as of March 31, 2017; therefore no expenses were incurred under this agreement in 2018. During the three months ended March 31, 2017, the Company incurred $79 in expenses under this agreement. Charges attributable to these agreements are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three months ended March 31, 2018 and 2017, the Company received $811 and $600, respectively, in revenue under this agreement. Revenue attributable to this agreement is included in policy charge revenue.

Transamerica Life Insurance Company provides derivative management services for the Company under a derivative management and services agreement. During the three months ended March 31, 2018, the Company incurred $118 in expenses under this agreement.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
	March 31,
	2018	2017
Investments sold to related parties:
AFS fixed maturities	$12,832	$-

While management believes that the service agreements referenced above provide reasonable terms, they may not necessarily provide for costs that are indicative of the costs that would have been incurred with an unrelated third party. Related party agreements contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11.  Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At both March 31, 2018 and December 31, 2017, the Company’s estimated liability for future guaranty fund assessments was $83. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. Several states allow companies to take a credit on their premium tax returns for assessments paid to state guaranty associations to cover the obligations of insolvent insurers. The Company has a receivable for future premium tax deductions of $3,778 and $3,774 at March 31, 2018 and December 31, 2017, respectively.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings, other than claims settlement expenses, both individually and in the aggregate, will not result in losses above any related accruals that will have a material adverse effect on the Company’s financial position or liquidity at March 31, 2018. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, other than claims settlement expenses, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at March 31, 2018, no such disclosures were considered necessary.

Note 12.  Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the three months ended March 31, 2018 and 2017:

		Life
Three months ended March 31, 2018	Annuity	Insurance	Total
Policy charge revenue	$23,685	$13,522	$37,207
Net investment income (loss)	11,274	12,723	23,997
Net realized investment gains (losses)	10,900	874	11,774
Derivative gains (losses)	(10,635)	(231)	(10,866)
Total Revenue	$35,224	$26,888	$62,112

Interest credited to policyholder liabilities	$4,944	$10,789	$15,733
Policy benefits (net of reinsurance recoveries)	9,596	12,621	22,217
Amortization (accretion) of DAC	1,290	-	1,290
Amortization (accretion) of VOBA	3,360	(441)	2,919
Insurance, general and administrative expenses	6,690	771	7,461
Total Expenses	$25,880	$23,740	$49,620

Income (Loss) before taxes	$9,344	$3,148	$12,492
Income tax expense (benefit)	394	133	527
Net income (loss)	$8,950	$3,015	$11,965

Three months ended March 31, 2017
Policy charge revenue	$24,011	$13,465	$37,476
Net investment income (loss)	14,230	13,714	27,944
Net realized investment gains (losses)	(198)	229	31
Derivative gains (losses)	(24,228)	-	(24,228)
Total Revenue	$13,815	$27,408	$41,223

Interest credited to policyholder liabilities	$1,686	$11,297	$12,983
Policy benefits (net of reinsurance recoveries)	(16,121)	6,631	(9,490)
Amortization (accretion) of DAC	1,132	-	1,132
Amortization (accretion) of VOBA	1,623	741	2,364
Insurance, general and administrative expenses	8,123	720	8,843
Total Expenses	$(3,557)	$19,389	$15,832

Income (Loss) before taxes	$17,372	$8,019	$25,391
Income tax expense (benefit)	393	182	575
Net income (loss)	$16,979	$7,837	$24,816

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein. For a complete discussion of the Company’s accounting policies and management estimates, refer to the 2017 Annual Report on Form 10-K.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements as defined in the U.S. Private Securities Litigation Reform Act of 1995. Certain statements in this report may be considered forward-looking, including those about management’s expectations, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “should,” “believe,” “estimate,” “intend,” “may,” “predict,” “continue,” “forecast,” “would,” and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control of the Company, that affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and other risks and uncertainties detailed in Part I – Item 1A, Risk Factors and Part II – Item 7 Management’s Narrative Analysis of Results of Operations – Forward Looking Statements, in the Company’s 2017 Annual Report on Form 10-K.

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

The Annuity segment administers variable and fixed annuity products. The variable annuity products include various guaranteed benefits that include GMDB, GMIB and GMWB. The fixed annuity product includes fixed contingent annuities sometimes referred to as a contingent deferred annuity (“CDA”) or a SALB. A SALB is essentially a guaranteed lifetime withdrawal benefit that exists independently and provides certain guarantees to a certificate owner’s account, which holds mutual funds and exchange-traded funds. Existing certificate owners of the CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts. Revenue earned on annuity products, including CDAs, is primarily fees driven from market movements and net asset flows.

The Life Insurance segment administers variable life and interest-sensitive whole life insurance policies. These policies provide for life insurance death benefits and accumulation of cash value. Interest-sensitive life policies provide a minimum guaranteed rate for accumulation of cash value and a guaranteed death benefit. Certain variable life insurance policies may contain a GMDB that may last until maturity of the contract. Funds contained in our variable life contracts are invested in Separate Accounts, which offer various bond and equity investment options. Revenue on interest-sensitive whole life insurance policies is generated from monthly deductions for cost of insurance (“COI”) and expense charges as well as investment spreads. Revenue on variable life policies is generated from fees on the Separate Accounts, as well as monthly deductions for expenses and COI.

The Registrant files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and other information required by the Exchange Act, with the Securities and Exchange Commission (the “SEC”). As soon as reasonably practicable after the Registrant electronically makes these filings and any amendments to these filings with, or furnishes them to, the SEC, we make them available through the Transamerica website at www.transamerica.com. Click first on “About Us,” click next on “Who We Are – Financial Strength” and then click on “Transamerica Advisors Life Insurance Company” on the Financial Strength page. Any materials we file with the SEC are also publicly available through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the NASDAQ Composite Index (“NASDAQ”) and the S&P. For the period ended March 31, 2018, the Dow, NASDAQ and S&P ended with increases of 6%, 2% and -1%, from December 31, 2017, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 73% of Separate Accounts assets were invested in equity-based mutual funds at March 31, 2018. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three months ended March 31, 2018, the average variable Separate Account balances increased $0.07 billion (or 1.2%) to $5.8 billion as compared to the same period in 2017, which resulted in no change in related fees.

Fluctuations in the U.S. Equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the contracts it enters into. Minimal or negative investment performance generally results in greater exposure to guarantee provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs, as compared to assumptions. If the Company determines that it needs to increase its estimated long-term cost of guaranteed benefits, it will need to establish higher guaranteed benefit liabilities than it has established in the past.

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended
	March 31,
	2018	2017
Medium-term interest rate yield (a)	2.31%	1.41%

Increase (decrease) in medium-term interest rates (b)	36	8
Credit spreads (in basis points) (c)	93	96
Expanding (contracting) of credit spreads (b)	22	(12)

Increase (decrease) on market valuations (in millions) of AFS investment securities (d)	$(58.6)	$6.5
Net change in market valuations (in millions)	$(58.6)	$6.5

(a)	The Company defines medium-term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)	Represents the increase (decrease) between the period presented and the prior year end (in basis points).
(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
(d)	The decrease in the current year value compared to the previous year was driven primarily by increasing interest rates and widening credit spreads.

Critical Accounting Policies and Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures of contingent assets and liabilities. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and such differences could have a material impact on the Financial Statements. See Item 7 Management’s Narrative Analysis of Results of Operations Critical Accounting Policies and Estimates, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a complete discussion of the Company’s Critical Accounting Policies and Estimates.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact, see Note 1 Summary of Significant Accounting Policies.

Financial Condition

At March 31, 2018 and December 31, 2017, the Company’s total assets were $8.33 billion and $8.63 billion, respectively. The decline from December 31, 2017 of $294.9 million was primarily due to a decrease in general fund investment assets supporting policyholder liabilities and a decrease in Separate Accounts assets of $194.1 million, offset by an increase in cash and cash equivalents of $141.0 million.

Separate Accounts Assets

Separate Accounts assets, which represent 67% of total assets, decreased $194.1 million to $5.6 billion at March 31, 2018. This was primarily due to policyholder surrenders of $98.9 million, benefits of $43.7 million and withdrawals of $35.1 million totaling $177.7 million as shown in the table below:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Investment performance	$13.9	$252.6
Deposits (including internal exchanges)	2.6	2.8
Policy fees and charges	(32.9)	(33.5)
Benefits	(43.7)	(38.7)
Surrenders	(98.9)	(86.0)
Withdrawals	(35.1)	(33.5)
Net increase (decrease)	$(194.1)	$63.7

Cash and Cash Equivalents

The balance of cash and cash equivalents increased $141.0 million from December 31, 2017 to March 31, 2018. This increase was primarily due to $165.4 million generated from investing activities to raise cash for the planned dividend in the second quarter of 2018 along with normal operating activities generating $40.0 million. These increases were partially offset by amounts used in financing activities of $64.0 million driven by higher policyholder withdrawals of $32.8 million, a $48.9 million decrease in payable for collateral agreements, primarily driven by a reduction of $68.4 million of securities lending activity, offset by a $15.0 million capital contribution received from the Parent related to the tax allocation agreement.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated policyholder deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances decreased by $17.5 million during 2018 due to death benefits, withdrawals and surrenders of $28.4 million, offset by interest credited to policyholders of $10.8 million.

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives

The $69.8 million decrease in the payables for collateral under securities loaned, reverse repurchase agreements and derivatives balance from December 31, 2017 to March 31, 2018 was primarily driven by a first quarter reduction in the securities lending agreements of $68.4 million initiated by the Company to recall a previous lent U.S. Treasury security to help meet cash requirements for the planned dividend to the Parent.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans and cash and cash equivalents. The Company’s fixed maturity securities portfolio consists primarily of publicly-traded securities with only a minor portion comprised of private placement securities. At March 31, 2018 and December 31, 2017, approximately $75.0 million (or 5.7%) and $82.7 million (or 5.2%), respectively, of the fixed maturity and equity securities portfolio consisted of private placement securities. To raise funds for the planned dividend to the Parent in the second quarter of 2018, the Company initiated sales of general fund investment assets which drove the change in balances for fixed maturity AFS securities and cash and cash equivalents on the Balance Sheets by ($254.3) million and $141.0 million, respectively.

Fixed Maturity AFS and Equity AFS Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity and equity AFS securities at March 31, 2018 and December 31, 2017 were:

	March 31, 2018
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$231.4	$11.6	$(0.9)	$242.1	19%
Industrial	519.4	23.2	(5.4)	537.2	41
Utility	70.8	3.9	(0.3)	74.4	6
Asset-backed securities
Credit cards	2.6	-	-	2.6	0
Structured settlements	7.7	-	(0.3)	7.4	1
Autos	15.4	-	(0.1)	15.3	1
Timeshare	1.5	-	-	1.5	0
Other	23.4	-	(0.1)	23.3	2
Commercial mortgage-backed securities - non agency backed	61.2	0.6	(1.2)	60.6	5
Residential mortgage-backed securities
Agency backed	5.0	0.2	(0.9)	4.3	0
Non agency backed	32.7	6.6	-	39.3	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	217.5	37.3	(0.3)	254.5	20
Foreign	24.1	1.4	(0.2)	25.3	2
Redeemed preferred stock	5.8	-	(0.2)	5.6	0
Total fixed maturity AFS securities	$1,219.4	$84.8	$(9.9)	$1,294.3	100%

	December 31, 2017
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$247.3	$17.8	$(0.2)	$264.9	17%
Industrial	559.5	35.5	(2.0)	593.0	38
Utility	78.6	5.5	-	84.1	5
Asset-backed securities
Credit cards	5.7	-	-	5.7	0
Structured settlements	7.8	0.1	(0.2)	7.7	0
Autos	20.0	0.1	-	20.1	1
Timeshare	2.0	-	-	2.0	0
Other	21.3	0.1	-	21.4	1
Commercial mortgage-backed securities - non agency backed	72.4	1.3	(0.4)	73.3	5
Residential mortgage-backed securities
Agency backed	40.7	0.3	-	41.0	3
Non agency backed	33.7	6.7	-	40.4	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	298.2	64.0	(0.1)	362.1	23
Foreign	24.2	2.2	(0.1)	26.3	2
Redeemable preferred stock	5.8	-	(0.1)	5.7	0
Total fixed maturity AFS securities	$1,418.1	$133.6	$(3.1)	$1,548.6	98%

Equity AFS securities
Banking securities	$25.5	$3.0	$-	$28.5	2%
Total equity AFS securities	$25.5	$3.0	$-	$28.5	2%
Total fixed maturity and equity AFS securities	$1,443.6	$136.6	$(3.1)	$1,577.1	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, we monitor structured securities (ABS, RMBS, and CMBS), cash flow trends and underlying levels of collateral. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and, unless otherwise noted, does not consider these investments to be impaired at March 31, 2018. Only two issuers represent more than 5% of the total unrealized loss position. One is an investment grade mortgage-backed security with $0.9 million of unrealized loss and one is a High Yield Corp Non-Convertible with $0.7 million of unrealized loss.

The amortized cost and estimated fair value of fixed maturity AFS securities at March 31, 2018 and December 31, 2017 by rating agency were:

	March 31, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(dollars in millions)	Cost	Fair Value	Cost	Fair Value
AAA	$285.4	$321.0	$421.8	$487.2
AA	67.4	68.9	67.1	69.5
A	441.5	457.4	460.1	487.5
BBB	362.1	378.0	388.7	416.5
Below investment grade	63.0	69.0	80.4	87.9

Total fixed maturity AFS securities	$1,219.4	$1,294.3	$1,418.1	$1,548.6

Investment grade	95%	95%	94%	94%
Below investment grade	5%	5%	6%	6%

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy, which uses a composite rating from the main rating agencies (S&P GRS, Moody’s Investors Service, and Fitch Ratings (“Fitch”)). The rating used is the lower of the composite rating and the Company’s Internal Rating. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P GRS’s BBB- or higher (or similar rating agency). At March 31, 2018 and December 31, 2017, approximately $105.3 million (or 8.13%) and $120.7 million (or 7.79%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

Unrealized gains (losses) incurred during 2018 and 2017 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will affect future cash flows, the security is impaired to discounted cash flows. As the remaining unrealized losses in the portfolio relate to holdings where the Company expects to receive full principal and interest, the Company does not consider the underlying investments to be impaired.

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018
(dollars in millions)	Estimated	Amortized	Gross Unrealized
Investment grade AFS securities	Fair Value	Cost/Cost	Losses and OTTI (a)
Less than or equal to six months
Corporate Securities
Financial Services	$30.7	$31.5	$(0.8)
Industrial	135.7	139.1	(3.4)
Utility	11.8	12.2	(0.4)
Asset-backed securities
Structured Settlements	5.0	5.1	(0.1)
Credit Cards	2.6	2.6	-
Other	5.4	5.5	(0.1)
Autos	10.4	10.4	-
Student loan	3.4	3.4	-
Timeshare	1.6	1.6	-
Commercial mortgage-backed securities - non agency backed	41.7	42.7	(1.0)
Residential mortgage-backed securities - agency backed	(2.0)	(1.2)	(0.8)
Government and government agencies
United States	16.5	16.8	(0.3)
Foreign	2.5	2.5	-
Total fixed maturity AFS securities	$265.3	$272.2	$(6.9)
Greater than six months but less than or equal to one year
Commercial mortgage-backed securities - non agency backed	$2.8	$3.0	$(0.2)
Residential mortgage-backed securities - agency backed	2.0	2.1	(0.1)
Redeemable preferred stock	5.6	5.8	(0.2)
Total fixed maturity AFS securities	$10.4	$10.9	$(0.5)
Greater than one year
Corporate Securities
Industrial	$6.2	$6.5	$(0.3)
Asset-backed securities
Structured Settlements	2.3	2.6	(0.3)
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Government and government agencies - Foreign	3.6	3.8	(0.2)
Total fixed maturity AFS securities	$13.1	$13.9	$(0.8)

Total of all investment grade AFS securities
Corporate Securities
Financial Services	$30.7	$31.5	$(0.8)
Industrial	141.9	145.6	(3.7)
Utility	11.8	12.2	(0.4)
Asset-backed securities
Structured Settlements	7.3	7.7	(0.4)
Credit Cards	2.6	2.6	-
Other	5.4	5.5	(0.1)
Autos	10.4	10.4	-
Student loan	3.4	3.4	-
Timeshare	1.6	1.6	-
Commercial mortgage-backed securities - non agency backed	45.5	46.7	(1.2)
Residential mortgage-backed securities - agency backed	-	0.9	(0.9)
Government and government agencies
United States	16.5	16.8	(0.3)
Foreign	6.1	6.3	(0.2)
Redeemable preferred stock	5.6	5.8	(0.2)
Total investment grade AFS securities	$288.8	$297.0	$(8.2)

Total number of investment grade AFS securities in a continuous unrealized loss position			108

	December 31, 2017
(dollars in millions)	Estimated	Amortized	Gross Unrealized
Investment grade AFS securities	Fair Value	Cost/Cost	Losses and OTTI (a)
Less than or equal to six months
Corporate Securities
Financial Services	$19.5	$19.7	$(0.2)
Industrial	75.1	75.8	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Credit Cards	5.7	5.7	-
Other	4.0	4.0	-
Autos	8.1	8.1	-
Student loan	3.0	3.0	-
Commercial mortgage-backed securities - non agency backed	29.0	29.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Total fixed maturity and equity AFS securities	$156.0	$157.4	$(1.4)
Greater than six months but less than or equal to one year
Government and government agencies
Foreign	3.8	$3.8	$-
Redeemable preferred stock	5.7	5.8	(0.1)
Total fixed maturity and equity AFS securities	$9.5	$9.6	$(0.1)
Greater than one year
Corporate Securities
Industrial	$6.5	$6.5	$-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities
Non agency backed	1.0	1.0	-
Total fixed maturity and equity AFS securities	$10.1	$10.3	$(0.2)

Total of all investment grade AFS securities
Corporate Securities
Financial services	$19.5	$19.7	$(0.2)
Industrial	81.6	82.3	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Credit cards	5.7	5.7	-
Other	4.0	4.0	-
Auto	8.1	8.1	-
Student loan	3.0	3.0	-
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities - non agency backed	30.0	30.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Foreign	3.8	3.8	-
Redeemable preferred stock	5.7	5.8	(0.1)
Total investment grade AFS securities	$175.6	$177.3	$(1.7)

Total number of investment grade AFS securities in a continuous unrealized loss position			67
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows at March 31, 2018 and December 31, 2017:

	March 31, 2018
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	10.3	10.7	(0.4)
Total fixed maturity AFS securities	$11.6	$12.0	$(0.4)
Greater than six months but less than or equal to one year
Fixed Maturity Securities
Corporate Securities
Industrial	3.4	3.7	(0.3)
Total fixed maturity AFS securities	$3.4	$3.7	$(0.3)
Greater than one year
Corporate Securities
Industrial	$1.9	$2.9	$(1.0)
Municipals - tax exempt	0.9	0.9	-
Total fixed maturity AFS securities	$2.8	$3.8	$(1.0)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	15.6	17.3	(1.7)
Municipals - tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$17.8	$19.5	$(1.7)

Total number of below investment grade AFS securities in a continuous unrealized loss position			13

	December 31, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	11.7	12.2	(0.5)
Total fixed maturity and equity AFS securities	$13.0	$13.5	$(0.5)
Greater than one year
Corporate Securities
Industrial	2.0	$2.9	$(0.9)
Municipals - tax exempt	0.9	0.9	-
Total fixed maturity and equity AFS securities	$2.9	$3.8	$(0.9)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	13.7	15.1	(1.4)
Municipals - tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$15.9	$17.3	$(1.4)

Total number of below investment grade AFS securities in a continuous unrealized loss position			12
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Gross unrealized losses and OTTI on below investment grade AFS securities represented 17% and 45% of total gross unrealized losses and OTTI on all AFS securities at March 31, 2018 and December 31, 2017, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to March 31, 2018.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows at March 31, 2018 and December 31, 2017:

		March 31, 2018
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Less than or equal to six months	70% to 100%	$11.6	$12.0	$(0.4)
		$11.6	$12.0	$(0.4)

Greater than six months but less than or equal to one year	70% to 100%	$3.4	$3.7	$(0.3)
		$3.4	$3.7	$(0.3)

Greater than one year	70% to 100%	$0.9	$0.9	$-
	40% to 70%	1.9	2.9	(1.0)
		$2.8	$3.8	$(1.0)
Total		$17.8	$19.5	$(1.7)

		December 31, 2017
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Less than or equal to six months	70% to 100%	$13.0	$13.5	$(0.5)
		$13.0	$13.5	$(0.5)

Greater than one year	70% to 100%	$1.5	$1.8	$(0.3)
	40% to 70%	1.4	2.0	(0.6)
		$2.9	$3.8	$(0.9)
Total		$15.9	$17.3	$(1.4)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Equity Securities

The amortized cost/cost, estimated fair value and gross unrealized gains (losses) recorded in net investment income (loss) of investments in equity securities at March 31, 2018 were:

	March 31, 2018
			Gross unrealized
		Estimated	gains (losses) recorded
	Amortized	Fair	in net investment
	Cost/Cost	Value	income (loss)
Equity securities
Banking securities	$25.5	$28.1	$2.6
Total equity securities	$25.5	$28.1	$2.6

See Note 1 Summary of Significant Accounting Policies, for discussion on the adoption of ASU 2016-01.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts that it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At March 31, 2018 and December 31, 2017, the Company’s assets included $1.6 billion and $1.7 billion, respectively, of cash, short-term investments and investment grade publicly-traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the three months ended March 31, 2018, the Company received a capital contribution of $15.0 million. For the three months ended March 31, 2018 and 2017, the Company paid no return of capital and a $13.4 million return of capital to TA Corp, respectively. For the three months ended March 31, 2018 and 2017, the Company declared a $200.0 million dividend to TA Corp and paid no dividend, respectively.

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

The following table summarizes the Company’s ratings at May 14, 2018:

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

Commitments and Contingencies

The following table summarizes the Company’s projected cash benefit obligations to policyholders at March 31, 2018 related to the indicated accounts:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$165.2	$292.8	$252.3	$1,366.4	$2,076.7
Separate Accounts (a)	649.5	1,142.1	996.2	4,754.2	7,542.0
	$814.7	$1,434.9	$1,248.5	$6,120.6	$9,618.7

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

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At both March 31, 2018 and December 31, 2017, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company has a receivable for future premium tax deductions of $3.8 million at both March 31, 2018 and December 31, 2017. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

For the three months ended March 31, 2018 and 2017, the Company recorded net income (loss) of $12.0 million and $24.8 million, respectively. During the three months ended March 31, 2018, the change in net earnings as compared to the same period in 2017 was primarily driven by higher policy benefits expense, offset by lower derivative losses and higher net investment gains.

The following table provides the components in policy charge revenue by type for each respective period:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Asset-based policy charge revenue	$22.0	$22.0
Reinsurance premiums ceded	(0.9)	(1.0)
Guaranteed benefit based policy charge revenue	4.9	5.3
Non-asset based policy charge revenue	11.2	11.2
Total policy charge revenue	$37.2	$37.5

Net derivative gains (losses) recorded in income for the three months ended March 31, 2018 and 2017 were ($10.9) million and ($24.2) million. The following table provides the components of net derivative gains (losses) by type:

		Three Months Ended
		March 31,
(dollars in millions)		2018	2017
Short futures		$(2.6)	$(0.7)
Long futures		(1.4)	0.3
Variance swaps		0.9	(1.6)
Total return swaps	(a)	(0.1)	(4.9)
Options	(b)	0.1	(16.9)
Interest rate swaps	(c)	(7.2)	(0.7)
Credit default swaps		(0.6)	0.3
Total net derivative gains (losses)		$(10.9)	$(24.2)

(a) Short positions on equity-linked total return swaps produced losses of $0.1 million during the quarter as a reflection of volatile equity market performance relative to periodic payment and reset dates.

(b) Put options produced $0.1 million of gain during the quarter, driven by normal amortization of $6.5 million primarily on acquisitions in the fourth quarter of 2017 and first quarter of 2018, offset by mark to market gains of $6.6 million related to maturities, acquisitions, and holding mark to market costs on inventory positions.

(c) Receive fixed vanilla interest rate swaps generated $4.9 million in mark to market losses during the quarter resulting from the upward shift of the rate curve, in addition to $2.3 million in realized losses related to an initiated disposition in the TIPS hedging program.

For the three months ended March 31, 2018 and 2017, the Company did not record OTTI in income.

The following table provides the components of policy benefits by type for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(dollars in millions)	2018	2017
Annuity benefit unlocking	$4.1	$(26.8)
Annuity benefit expense	5.3	10.4
Amortization (accretion) of DSI	0.2	0.3
Life insurance mortality expense	12.6	6.6
Total policy benefits increase (decrease)	$22.2	$(9.5)

Policy benefits expense of $22.2 million resulted from higher SOP reserves established in the first quarter of 2018, driven by unfavorable equity returns, and higher life insurance mortality expense, driven by unfavorable mortality and claims experience. This was offset slightly by a release of fair value reserves which resulted from increasing interest rates and favorable assumption/modeling updates.

For a complete discussion of the Company’s accounting policies related to VOBA, refer to the 2017 Annual Report on Form 10-K.

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

All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contributions to the Statement of Income (Loss) for the three months ended March 31, 2018 and 2017:

Annuity	Three months ended March 31, 2018	Three months ended March 31, 2017
Policy charge revenue	$23.7	$24.0
Net Investment income (loss)	11.3	14.2
Net realized investment gains (losses)	10.9	(0.2)
Derivative gains (losses)	(10.7)	(24.2)
Total Revenue	$35.2	$13.8

Interest credited to policyholder liabilities	$4.9	$1.7
Policy benefits (net of reinsurance recoveries)	9.6	(16.1)
Amortization (accretion) of DAC	1.3	1.1
Amortization (accretion) of VOBA	3.4	1.6
Insurance, general and administrative expenses	6.7	8.1
Total Expenses	$25.9	$(3.6)

Income (Loss) before taxes	$9.3	$17.4
Income tax expense (benefit)	0.4	0.4
Net income (loss)	$8.9	$17.0

Life Insurance
Policy charge revenue	$13.5	$13.5
Net Investment income (loss)	12.7	13.7
Net realized investment gains (losses)	0.9	0.2
Derivative gains (losses)	(0.2)	-
Total Revenue	$26.9	$27.4

Interest credited to policyholder liabilities	$10.8	$11.3
Policy benefits (net of reinsurance recoveries)	12.6	6.6
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	(0.5)	0.8
Insurance, general and administrative expenses	0.8	0.7
Total Expenses	$23.7	$19.4

Income (Loss) before taxes	$3.2	$8.0
Income tax expense (benefit)	0.1	0.2
Net income (loss)	$3.1	$7.8

For the three months ended March 31, 2018, the $8.1 million decrease in net income for the annuity segment was primarily due to an increase in expenses of $29.5 million. The largest component of this change, a $25.7 million increase in policy benefits expense, was primarily driven by unfavorable equity returns in 2018. A $29.8 million fluctuation resulted from the Company establishing SOP reserves as compared to releasing reserves during the first quarter of 2017. This was partially offset by a release in fair value reserves. The increase in expenses was partially offset by lower derivative losses of $13.5 million and $11.1 million higher net realized investment gains. Lower derivative losses were primarily driven by smaller losses of $17.0 million on put option positions and $4.8 million on short positions in equity total return swaps resulting from the volatile equity market performance in 2018 compared to the steady improvement in 2017. These positive derivative impacts were offset by the ($6.6 million) impact on fixed received interest rate swap positions resulting from an upward shift of the rate curve as compared to the flat rate environment in 2017. The increase in realized investment gains resulted from sales of debt securities initiated by the Company to raise cash for the planned second quarter dividend to the Parent.

For the three months ended March 31, 2018, the $4.7 million lower net income for the life insurance segment was primarily due to higher policy benefits expense of $6.0 million and lower amortization of VOBA of $1.3 million. The higher policy benefits expense was primarily driven by unfavorable mortality claims experience due to a few large claims in the first quarter of 2018. The lower amortization of VOBA was driven by lower market performance, offset by increases relating to persistency and unfavorable mortality during the first quarter of 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. Our largest exposures are to changes in the financial markets (e.g., interest rate, credit and equity market risks) that affect the value of our investments, liabilities from products that we sold, deferred expenses and the value of business acquired. There have been no material changes in our economic exposure to market risk since December 31, 2017. See Item 7A Quantitative and Qualitative Disclosures about Market Risk, of the Company’s 2017 Annual Report on Form 10-K for a full description of our risk management and control systems.

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

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the first fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

See Note 11, Commitments and Contingencies, for a description of material pending litigation and regulatory proceedings affecting the Company, which is incorporated herein by reference.

Item 1A. Risk Factors

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. The risks described in the 2017 Annual Report on Form 10-K and elsewhere in this Form 10-Q may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: May 14, 2018	By:	/s/ C. Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer