Form 10-Q
period 2018-06-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2018-08-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2018 - $1,182,244; 2017 - $1,418,128)	$1,242,513	$1,548,638
Equity available-for-sale securities, at estimated fair value
(cost: 2018 - $0; 2017 - $25,473)	-	28,497
Equity securities, at estimated fair value
(cost: 2018 - $25,473; 2017 - $0)	27,956	-
Limited partnerships	977	1,375
Mortgage loans on real estate	21,182	24,962
Policy loans	595,279	608,183
Derivative assets	12,942	8,212
Total investments	1,900,849	2,219,867
Cash and cash equivalents	286,503	270,307
Accrued investment income	33,793	33,303
Deferred policy acquisition costs	29,006	30,207
Deferred sales inducements	6,593	6,867
Value of business acquired	204,859	201,299
Goodwill	2,800	2,800
Income tax asset	985	-
Reinsurance receivables	1,172	239
Other assets	31,333	37,777
Recoverable of ceded guaranteed minimum income benefit embedded derivatives, at fair value	12,980	25,325
Separate Accounts assets	5,531,025	5,793,834
Total Assets	$8,041,898	$8,621,825

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	June 30,	December 31,
(dollars in thousands, except share data)	2018	2017
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,017,043	$1,041,903
Future policy benefits	404,249	411,654
Claims and claims settlement expenses	35,362	37,679
Total policyholder liabilities and accruals	1,456,654	1,491,236
Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	210,183	248,561
Checks not yet presented for payment	1,093	6,061
Derivative liabilities	820	2,226
Income tax liability	2,919	1,934
Affiliated payables - net	19,316	6,148
Affiliated short-term note payable	-	10,000
Reinsurance payables	187	194
Payable for investments purchased - net	1,575	93
Other liabilities	12,114	18,097
Separate Accounts liabilities	5,531,025	5,793,834
Total Liabilities	7,235,886	7,578,384

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares;
issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,387,938	1,378,311
Accumulated other comprehensive income, net of taxes	20,592	80,499
Retained Earnings (Deficit)	(605,018)	(417,869)
Total Stockholder’s Equity	806,012	1,043,441
Total Liabilities and Stockholder’s Equity	$8,041,898	$8,621,825

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017

	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$36,180	$37,369	$73,387	$74,845
Net investment income (loss)	22,502	26,417	46,499	54,361
Net realized investment gains (losses)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	(2,888)	2,184	8,886	2,215
Net realized investment gains (losses)	(2,888)	2,184	8,886	2,215
Net derivative gains (losses)	(15,610)	(6,540)	(26,476)	(30,768)
Total Revenues	40,184	59,430	102,296	100,653

Benefits and Expenses
Interest credited to policyholder liabilities	12,441	13,370	28,174	26,353
Policy benefits (net of reinsurance recoveries:
2018 - $1,145; $2,853; 2017 - $758; $1,173)	14,159	11,889	36,376	2,399
Amortization (accretion) of deferred policy acquisition costs	(86)	605	1,204	1,737
Amortization (accretion) of value of business acquired	6,508	2,854	9,427	5,218
Insurance, General and Administrative Expenses	9,826	6,577	17,287	15,420
Total Benefits and Expenses	42,848	35,295	92,468	51,127
Income (Loss) Before Taxes	(2,664)	24,135	9,828	49,526
Income Tax Expense (Benefit)	(527)	-	-	575
Net Income (Loss)	$(2,137)	$24,135	$9,828	$48,951

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in thousands)	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net Income (Loss)	$(2,137)	$24,135	$9,828	$48,951

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(13,617)	18,451	(57,810)	24,447
Reclassification adjustment for (gains) losses included in net income (loss)	(910)	(611)	(12,360)	(79)
	(14,527)	17,840	(70,170)	24,368
Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	(2,908)	2,530	(1,116)	2,691
Reclassification adjustment for (gains) losses included in net income (loss)	2,700	373	1,397	620
	(208)	2,903	281	3,311
Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	(61)	746	(67)	669
	(61)	746	(67)	669
Adjustments
Value of business acquired	4,288	(3,088)	13,072	(3,959)
	4,288	(3,088)	13,072	(3,959)
Total other comprehensive income (loss), net of taxes	(10,508)	18,401	(56,884)	24,389
Comprehensive Income (Loss)	$(12,645)	$42,536	$(47,056)	$73,340

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Six Months Ended	Twelve Months Ended
	June 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)
Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,378,311	$1,425,816
Capital contributions from Transamerica Corporation	9,627	-
Return of capital to Transamerica Corporation	-	(47,505)
Balance at end of period	$1,387,938	$1,378,311

Accumulated Other Comprehensive Income
Balance at beginning of period	$80,499	$55,350
Cumulative effect adjustment (a)	(3,023)	-
Adjusted balance at beginning of period	77,476	55,350
Total other comprehensive income (loss), net of taxes	(56,884)	25,149
Balance at end of period	$20,592	$80,499

Retained Earnings (Deficit)
Balance at beginning of period	$(417,869)	$(377,274)
Cumulative effect adjustment (a)	3,023	-
Adjusted balance at beginning of period	(414,846)	(377,274)
Net income (loss)	9,828	99,405
Cash dividend paid to Transamerica Corporation	(200,000)	(140,000)
Balance at end of period	$(605,018)	$(417,869)

Total Stockholder’s Equity	$806,012	$1,043,441

(a)

See Notes to Financial Statements – Note 1, Summary of Significant Accounting Policies, Current Accounting Guidance, for discussion on the adjustment relating to Accounting Standards Update (“ASU”) 2016-01.

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$9,828	$48,951
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	1,201	1,720
Change in deferred sales inducements	274	392
Change in value of business acquired	9,427	5,218
Change in benefit reserves, net of change in ceded reinsurance recoverable	3,403	(25,447)
Change in income tax accruals	-	575
Change in claims and claims settlement expenses	(2,316)	(6,515)
Change in other operating assets and liabilities - net	5,874	1,799
Change in checks not yet presented for payment	(4,968)	4,036
Amortization (accretion) of investments	(407)	(633)
Interest credited to policyholder liabilities	28,174	26,353
Net derivative (gains) losses	26,476	30,768
Net realized investment (gains) losses	(8,886)	(2,215)
Change in unrealized (gains) losses related to limited partnerships	268	(1,911)
Change in unrealized (gains) losses related to equity securities	541	-
Net cash and cash equivalents provided by/(used in) operating activities	68,889	83,091

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	222,471	75,155
Maturities of available-for-sale securities and mortgage loans	109,846	82,417
Purchases of available-for-sale securities and mortgage loans	(80,922)	(126,246)
Sales of limited partnerships	129	67,130
Purchases of limited partnerships	-	(66,025)
Cash received in connection with derivatives	14,223	48,623
Cash paid in connection with derivatives	(57,534)	(79,808)
Proceeds from the maturity or prepayment of policy loans	33,861	34,434
Payments for the origination of policy loans	(20,957)	(19,734)
Net settlement on futures contracts	(1,308)	1,025
Net cash and cash equivalents provided by/(used in) investing activities	$219,809	$16,971

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Six Months Ended
	June 30,
(dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$4,990	$5,022
Policyholder withdrawals	(56,487)	(57,381)
Capital contributions from Transamerica Corporation	9,627	-
Cash dividend paid to Transamerica Corporation	(200,000)	-
Return of capital to Transamerica Corporation	-	(44,840)
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	(20,632)	(18,074)
Cash receipts from affiliated short-term note payable	-	38,000
Cash paid on affiliated short term note payable	(10,000)	-
Net cash and cash equivalents provided by/(used in) financing activities	(272,502)	(77,273)

Net increase (decrease) in cash and cash equivalents (a)	16,196	22,789
Cash and cash equivalents, beginning of period	270,307	267,844
Cash and cash equivalents, end of period	$286,503	$290,633

(a)	Included in net increase (decrease) in cash and cash equivalents is interest paid (2018 - $91; 2017 - $51), interest received (2018 - $2; 2017 - $6), and income taxes paid (2018 - $0; 2017 - $0).

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

Income before taxes and net income for the three and six months ended June 30, 2018 includes a net increase of $4,500, reflecting the correction of a prior period error. The Company’s annual comprehensive review of actuarial assumptions identified an error in the implementation of the mortality improvement factor changes during the third quarter of 2017, which caused amortization of value of business acquired to be incorrect. Management has evaluated the error and related correction and concluded it was not material to any previously reported quarterly or annual financial statements or to the current reporting period.

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

Investments

Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity securities that are classified as available-for-sale (“AFS”) and are reported at estimated fair value. With the adoption of ASU 2016-01, as of January 1, 2018, the Company classified holdings in non-redeemable preferred stock as equity securities, which are reported at estimated fair value on the Balance Sheets, with valuation adjustments recorded through net investment income on the Statements of Income (Loss).

VOBA, DAC and DSI

Annually, the Company performs a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing VOBA, DAC and DSI. The assumptions include, but are not necessarily limited to, inputs such as mortality, policyholder behavior and expected future rates of returns on investments. As part of this review, the Company considers emerging trends, future expectations and other data, including any observable market data. In prior years, these assumptions were updated and implemented in the third quarter of each year, unless a material change in experience, indicative of a long term trend, is observed during an interim period. Beginning in 2018, these annual assumption updates were made in the second quarter to align with Aegon N.V.’s semi-annual external reporting. If material changes in experience, indicative of a long term trend, are observed during an interim period updated assumptions would be implemented.

Subsequent Events

The Financial Statements are adjusted to reflect events that occurred between the Balance Sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the Balance Sheet date. Material events that are indicative of conditions that arose after the Balance Sheet date are disclosed, but do not result in an adjustment of the Financial Statements themselves. No subsequent events have been identified that require adjustments to or disclosure in the Financial Statements.

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

Future Accounting Guidance

There were no new accounting pronouncements issued during the second quarter of 2018 that are applicable to the Company.

Note 2.  Fair Value of Financial Instruments

Fair Value Measurements

Accounting Standards Codifications (“ASC”) 820 defines fair value, establishes a framework for measuring fair value, establishes a three-level fair value hierarchy based on the quality of inputs used to measure fair value and enhances disclosure requirements for fair value measurements.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$796,418	$-	$796,418
Asset-backed securities	-	53,824	1,431	55,255
Commercial mortgage-backed securities	-	60,325	-	60,325
Residential mortgage-backed securities	-	51,865	-	51,865
Municipals	-	887	-	887
Government and government agencies
United States	244,983	-	-	244,983
Foreign	1,423	25,769	-	27,192
Redeemable preferred stock	-	5,588	-	5,588
Total fixed maturity AFS securities	$246,406	$994,676	$1,431	$1,242,513
Equity securities (a)
Banking securities	$-	$27,956	$-	$27,956
Total equity securities	$-	$27,956	$-	$27,956
Cash equivalents (b)	$42,754	$216,665	$-	$259,419
Derivative assets (c)	-	12,942	-	12,942
Fair value recoverable of ceded guaranteed minimum income benefits (“GMIB”) embedded derivatives (d)	-	-	12,980	12,980
Investments measured at net asset value (“NAV”) (e)	-	-	-	5,532,002
Total assets	$289,160	$1,252,239	$14,411	$7,087,812

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$31,966	$31,966
Derivative liabilities (c)	-	820	-	820
Total liabilities	$-	$820	$31,966	$32,786

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$942,024	$-	$942,024
Asset-backed securities	-	52,642	4,264	56,906
Commercial mortgage-backed securities	-	73,321	-	73,321
Residential mortgage-backed securities	-	81,417	-	81,417
Municipals	-	881	-	881
Government and government agencies
United States	362,119	-	-	362,119
Foreign	1,444	24,836	-	26,280
Redeemable preferred stock	-	5,690	-	5,690
Total fixed maturity AFS securities	$363,563	$1,180,811	$4,264	$1,548,638
Equity AFS securities (a)
Banking securities	$-	$28,497	$-	$28,497
Total equity AFS securities	$-	$28,497	$-	$28,497
Cash equivalents (b)	$20,812	$247,941	$-	$268,753
Derivative assets (c)	-	8,212	-	8,212
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	25,325	25,325
Investments measured at NAV (e)	-	-	-	5,795,209
Total assets	$384,375	$1,465,461	$29,589	$7,674,634

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$38,471	$38,471
Derivative liabilities (c)	-	2,226	-	2,226
Total liabilities	$-	$2,226	$38,471	$40,697

(a)

The fair values of debt securities are determined by management after taking into consideration several sources of data. When available, the Company uses quoted market prices in active markets to determine the fair value of its debt securities. The Company’s valuation policy utilizes a pricing hierarchy that dictates that publicly available prices are initially sought from indices and third-party pricing services. In the event that pricing is not available from these sources, securities are submitted to brokers to obtain quotes. The majority of brokers’ quotes are non-binding. As part of the pricing process, the Company assesses the appropriateness of each quote (e.g., the extent to which the quote is based on and reflects observable market transactions) to determine the most appropriate estimate of fair value. Lastly, securities are priced using internal cash flow modeling techniques. These valuation methodologies commonly use the following inputs: reported trades, bids, offers, issuer spreads, benchmark yields, estimated prepayment speeds, and/or estimated cash flows.

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

Residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and asset-backed securities (“ABS”) - Valuations of RMBS, CMBS and ABS are monitored and reviewed on a monthly basis. Valuations are based on a pricing hierarchy and, depending on the asset type, the pricing hierarchy consists of a waterfall that starts with making use of market prices from indices, followed by use of third-party pricing services or brokers. The pricing hierarchy is dependent on the possibility of corroborating the market prices. If no market prices are available, the Company uses either internal models or another available pricing source to determine fair value. Significant inputs included in the internal models are generally determined based on relative value analyses, which incorporate comparisons to instruments with similar collateral and risk profiles. Market standard models may be used to model the specific collateral composition and cash flow structure of each transaction. The most significant unobservable input is the illiquidity premium, which is embedded in the discount rate.

Government and government agencies – Valuations of government and government agencies securities are monitored and reviewed on a monthly basis. When available, the Company uses quoted market prices in active markets to determine the fair value of its government and government agencies’ investments. When the Company cannot make use of quoted market prices, it uses market prices from indices or quotes from third-party pricing services or brokers.

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

(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, credit default swaps, options and futures for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of exchange traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the Overnight Index Swap at the reporting date, as compared to the fixed leg of the swap. The fair value of over-the-counter (“OTC”) traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value of inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Price Index (“S&P”) at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. The fair value of equity options is calculated using the Black-Scholes model and market observable inputs for the underlying market price and volatility surface. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model. The fair value of futures contracts is calculated as the day over day change at the end of the reporting period in the value of the underlying index or bond, multiplied by the number of contracts and the multiplier associated with the futures ticker.

(d)

The Company reinsures a portion of its variable annuity business that offers GMIB reinsurance. GMIB reinsurance contracts are treated as embedded derivatives since they contain payment provisions for net settlement and, therefore, are reported separately from the host contract.

(e)

These amounts are comprised of certain investments that are measured at fair value using the NAV per share (or its equivalent) as a practical expedient and have not been classified in the fair value hierarchy in accordance with ASC 820-10. These investments do not have lockup periods.

	June 30, 2018				December 31, 2017
Investment:	Fair	Unfunded	Redemption	Redemption	Fair	Unfunded
Limited Partnerships	Value	Commitments	Frequency	Notice Period	Value	Commitments
Limited Partnership - Private Equity	$977	$-	None	N/A	$1,375	$-
Separate Accounts	5,531,025	-	None	None	5,793,834	-
Investments measured at NAV	$5,532,002	$-			$5,795,209	$-

(f)

The Company recognizes liabilities for contracts containing guaranteed minimum withdrawal benefits (“GMWB”) and stand-alone living benefits (“SALB”), which are reported at fair value. The liabilities for the contracts containing GMWB are treated as embedded derivatives, which are required to be reported separately from the host contract. The fair value of these guarantees is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of the guarantees, their fair values are determined using stochastic techniques under a variety of market return, discount rate and actuarial assumptions. Since two of the assumptions are unobservable and are considered to be significant inputs to the liability valuation, the liability included in future policy benefits has been reflected within Level 3 of the fair value hierarchy.

For the six months ended June 30, 2018 and twelve months ended December 31, 2017, there were no transfers between Level 1 and 2.

The following table summarizes the change in the fair value of the Company’s Level 3 fixed maturity AFS securities at June 30, 2018 and December 31, 2017:

	Six Months Ended June 30, 2018	Twelve Months Ended December 31, 2017
	Fixed Maturity AFS	Fixed Maturity AFS
	Securities	Securities
Balance at beginning of period (a)	$4,264	$9,215
Change in unrealized gains (losses) (b)	(132)	254
Purchases	-	4,000
Sales	(90)	(5,242)
Transfers into Level 3	-	3,000
Transfers out of Level 3	(2,611)	(6,965)
Changes in valuation (c)	-	1
Net realized investment gains (c)	-	1
Balance at end of period (a)	$1,431	$4,264

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) (“OCI”) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) on securities in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market-observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease of Level 3 fixed maturity securities at June 30, 2018 was primarily driven by the transfer of an ABS security from Level 3 to Level 2 due to the availability of market observable data.

The Company’s Level 3 assets consist of GMIB reinsurance and Level 3 liabilities consist of provisions for GMWB and SALB. The fair value of these assets and liabilities is calculated as the present value of future expected payments to policyholders less the present value of assessed fees attributable to the guarantees. Given the complexity and long-term nature of these guarantees, which are unlike instruments available in financial markets, their fair values are determined using stochastic techniques under a variety of market return scenarios. A variety of factors are considered, including expected market rates of return, equity and interest rate volatility, credit spread, correlations of market returns, discount rates and actuarial assumptions. Changes in the Company’s credit spread and volatility assumptions have an inverse effect on the GMIB reinsurance assets. An increase (decrease) in the credit spread of GMWB and SALB in isolation would result in a lower (higher) fair value liability measurement and an increase (decrease) in volatility in isolation would result in a higher (lower) fair value liability measurement.

The expected market rates of return are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the credit default swap (“CDS”) spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 35 and 30 basis points (“bps”) at June 30, 2018 and December 31, 2017, respectively.

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

The following table provides a summary of the changes in the fair value of the Company’s Level 3 liabilities (assets) at June 30, 2018 and December 31, 2017:

	Six Months Ended			Twelve Months Ended
	June 30, 2018			December 31, 2017
		GMIB			GMIB
	GMWB	Reinsurance	SALB	GMWB	Reinsurance	SALB
Balance at beginning of period (a)	$37,566	$(25,325)	$905	$54,414	$(48,166)	$729
Changes in interest rates (b)	(7,967)	4,590	-	5,787	(1,841)	-
Changes in equity markets (b)	1,497	1,230	-	(19,803)	24,663	176
Other (b)	(35)	6,525	-	(2,832)	19	-
Balance at end of period (a)	$31,061	$(12,980)	$905	$37,566	$(25,325)	$905

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

For the six months ended June 30, 2018, the change in the fair value of the GMWB guarantees was primarily driven by changes in interest rates and equity market performance. The fair value of the GMWB guarantees decreased due to the increase in interest rates, partially offset by the decrease in equity market returns. The change in the fair value of the GMIB reinsurance guarantees was driven by changes in interest rates, equity market performance, our own credit spread (“OCS”) and the GMIB annuitization assumption. The fair value of the GMIB reinsurance guarantees decreased primarily due to various assumption and model changes implemented as a result of the annual review of assumptions for 2018 along with impacts due to increased interest rates and credit spread changes, and lower equity market returns. The fair value of the GMIB reinsurance guarantees and the fair value of the GMWB reinsurance guarantees moved in opposite directions. The new GMIB annuitization rate significantly increases at older ages thus increasing the fair value of the GMIB reinsurance guarantees.

The following tables provide a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$1,431	Broker	(a)	(a)
Total fixed maturity securities	$1,431

Future policy benefits (embedded derivatives) - GMIB Reinsurance	12,980	Discounted cash flows	Own credit risk	35 bps
			Long-term volatility	25% - 30%
Total assets	$14,411

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$31,061	Discounted cash flows	Own credit risk	35 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	905	(b)	(b)	(b)
Total liabilities	$31,966

	December 31, 2017
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$4,264	Broker	(a)	(a)
Total fixed maturity securities	$4,264

Future policy benefits (embedded derivatives) -GMIB Reinsurance	25,325	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%
Total assets	$29,589

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$37,566	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	905	(b)	(b)	(b)
Total liabilities	$38,471

(a)

The Company has obtained non-binding broker quotes, which cannot be corroborated by market observable data, to assist in determining the fair values of Level 3 ABS. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and obtains an asset specialist’s review of the broker’s price.

(b)	The SALB is a product with fewer than 115 policies. Due to the small size of this block, the liability was established based on the fees.

The following tables present the carrying amount and the estimated fair value by fair value hierarchy level of the Company’s financial assets and liabilities that are not carried at fair value on the Balance Sheets at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Carrying amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans on real estate (a)	$21,182	$21,280	$-	$-	$21,280
Policy loans (b)	595,279	595,279	-	595,279	-
Total assets	$616,461	$616,559	$-	$595,279	$21,280
Liabilities
Payable for collateral under reverse repurchase agreements (c)	$9,927	$9,927	$-	$9,927	$-
Payable for collateral under securities loaned (d)	200,018	200,018	-	200,018	-
Payable for derivative collateral (e)	238	238	-	238	-
Total liabilities	$210,183	$210,183	$-	$210,183	$-

	December 31, 2017
	Carrying amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans on real estate (a)	$24,962	$26,049	$-	$-	$26,049
Policy loans (b)	608,183	608,183	-	608,183	-
Total assets	$633,145	$634,232	$-	$608,183	$26,049
Liabilities (f)
Payable for collateral under reverse repurchase agreements (c)	$36,494	$36,494	$-	$36,494	$-
Payable for collateral under securities loaned (d)	209,923	209,923	-	209,923	-
Payable for derivative collateral (e)	2,144	2,144	-	2,144	-
Total liabilities	$248,561	$248,561	$-	$248,561	$-

(a)

The fair value of mortgage loans on real estate is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities.

(b)	Policy loans are stated at unpaid principal balance. The carrying value of policy loans approximates their fair value.
(c)

The Company receives collateral for selling securities under agreements to repurchase. Reverse repurchase agreements are generally short term in nature, and therefore, the carrying amounts of these instruments approximate fair value.

(d)

Payable for collateral under securities loaned represents the cash collateral received in connection with loaning securities. Due to the short term nature of these transactions, the carrying value approximates fair value.

(e)

Payable for derivative collateral represents the cash collateral received in connection with derivatives. Due to the short term nature of these transactions, the carrying value approximates fair value.

(f)

The carrying amount and estimated fair value by fair value hierarchy of the Company’s financial liabilities were added to the December 31, 2017 table for comparability as originally presented the liabilities were omitted in error.

Note 3.  Investments

Fixed Maturity AFS and Equity AFS Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and other-than-temporary impairments (“OTTI”) reflected in accumulated other comprehensive income (“AOCI”) of investments in fixed maturity securities at June 30, 2018 and December 31, 2017 and the amortized cost/cost, gross unrealized gains and losses, estimated fair values and OTTI reflected in AOCI of investments in equity AFS securities at December 31, 2017 were:

	June 30, 2018
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI(a)
Fixed maturity AFS securities
Corporate securities	$777,859	$28,373	$(9,814)	$796,418	$-
Asset-backed securities	55,797	37	(579)	55,255	-
Commercial mortgage-backed securities	61,168	500	(1,343)	60,325	-
Residential mortgage-backed securities	45,013	6,859	(7)	51,865	-
Municipals	904	-	(17)	887	-
Government and government agencies
United States	209,098	36,126	(241)	244,983	-
Foreign	26,614	834	(256)	27,192	-
Redeemable preferred stock	5,791	-	(203)	5,588	-
Total fixed maturity AFS securities	$1,182,244	$72,729	$(12,460)	$1,242,513	$-

	December 31, 2017
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI
	Cost/Cost	Gains	Losses	Value	in AOCI (a)
Fixed maturity AFS securities
Corporate securities	$885,440	$58,766	$(2,182)	$942,024	$-
Asset-backed securities	56,852	241	(187)	56,906	-
Commercial mortgage-backed securities	72,373	1,397	(449)	73,321	-
Residential mortgage-backed securities	74,385	7,076	(44)	81,417	-
Municipals	906	-	(25)	881	-
Government and government agencies
United States	298,223	63,998	(102)	362,119	-
Foreign	24,158	2,168	(46)	26,280	-
Redeemable preferred stock	5,791	-	(101)	5,690	-
Total fixed maturity AFS securities	$1,418,128	$133,646	$(3,136)	$1,548,638	$-

Equity AFS securities
Banking securities	$25,473	$3,024	$-	$28,497	$-
Total equity AFS securities	$25,473	$3,024	$-	$28,497	$-

(a)	Represents OTTI in AOCI, which were not reflected in earnings. Amount excludes $3,296 and $3,364 of unrealized gains at June 30, 2018 and December 31, 2017, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at June 30, 2018 and December 31, 2017 were:

	June 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,120,476	$1,174,758	$1,337,738	$1,460,708
Below investment grade	61,768	67,755	80,390	87,930
Total fixed maturity AFS securities	$1,182,244	$1,242,513	$1,418,128	$1,548,638

At June 30, 2018 and December 31, 2017, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $103,015 and $120,663, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments to assess whether they are OTTI.

The amortized cost and estimated fair value of fixed maturity AFS securities by contractual maturities at June 30, 2018 and December 31, 2017 were:

	June 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity AFS securities
Due in one year or less	$91,317	$92,373	$73,570	$74,686
Due after one year through five years	368,442	374,564	466,858	484,576
Due after five years through ten years	116,835	115,360	134,939	139,174
Due after ten years	443,672	492,771	539,151	638,558
	$1,020,266	$1,075,068	$1,214,518	$1,336,994
Mortgage-backed securities and other asset-backed securities	$161,978	$167,445	$203,610	$211,644
Total fixed maturity AFS securities	$1,182,244	$1,242,513	$1,418,128	$1,548,638

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $6,432 and $4,246 that were deposited with insurance regulatory authorities at June 30, 2018 and December 31, 2017, respectively.

Unrealized Losses on Fixed Maturity AFS and Equity AFS Securities

The Company’s investments in fixed maturity securities and equity securities previously classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of AOCI, net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity securities at June 30, 2018 and December 31, 2017 and the estimated fair value and gross unrealized losses and OTTI related to equity AFS securities at December 31, 2017, aggregated by length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2018
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$137,459	$142,333	$(4,874)
Asset-backed securities	24,941	25,219	(278)
Commercial mortgage-backed securities	19,885	20,177	(292)
Residential mortgage-backed securities	10,002	10,008	(6)
Government and government agencies
United States	222	225	(3)
Foreign	12,676	12,752	(76)
Total fixed maturity AFS securities	$205,185	$210,714	$(5,529)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$92,512	$96,184	$(3,672)
Asset-backed securities	3,920	4,000	(80)
Commercial mortgage-backed securities	27,357	28,386	(1,029)
Government and government agencies
United States	7,388	7,625	(237)
Total fixed maturity AFS securities	$131,177	$136,195	$(5,018)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,173	$9,441	$(1,268)
Asset-backed securities	2,296	2,518	(222)
Commercial mortgage-backed securities	996	1,018	(22)
Residential mortgage-backed securities	24	25	(1)
Municipals	887	904	(17)
Government and government agencies
Foreign	3,635	3,815	(180)
Redeemable preferred stock	5,588	5,791	(203)
Total fixed maturity AFS securities	$21,599	$23,512	$(1,913)
Total fixed maturity AFS securities	$357,961	$370,421	$(12,460)

	December 31, 2017
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$109,579	$110,819	$(1,240)
Asset-backed securities	20,762	20,791	(29)
Commercial mortgage-backed securities	28,994	29,409	(415)
Residential mortgage-backed securities	2,054	2,098	(44)
Government and government agencies
United States	7,533	7,635	(102)
Total fixed maturity and equity AFS securities	$168,922	$170,752	$(1,830)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Commercial mortgage-backed securities	$26	$26	$-
Government and government agencies
Foreign	3,767	3,813	(46)
Redeemable preferred stock	5,690	5,791	(101)
Total fixed maturity and equity AFS securities	$9,483	$9,630	$(147)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,498	$9,440	$(942)
Asset-backed securities	2,610	2,768	(158)
Commercial mortgage-backed securities	986	1,020	(34)
Residential mortgage-backed securities	6	6	-
Municipals	881	906	(25)
Total fixed maturity and equity AFS securities	$12,981	$14,140	$(1,159)
Total fixed maturity and equity AFS securities	$191,386	$194,522	$(3,136)
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The total number of AFS securities in an unrealized loss position with unrealized gains and losses included as a component of AOCI was 131 and 79 at June 30, 2018 and December 31, 2017, respectively. The Company held 332 and 371 total AFS securities at June 30, 2018 and December 31, 2017, respectively.

The following table sets forth, by length of time securities have been in a continuous unrealized loss position, the (i) estimated fair value, (ii) gross unrealized losses/the portion of OTTI recognized in OCI and (iii) the number of securities with fair value declining below amortized cost by between 20% and 40% at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized	Number of
	Fair Value	Losses/OTTI (a)	Securities	Fair Value	Losses/OTTI (a)	Securities
Decline 20% - 40%
Held longer than one year	$2,106	$(835)	2	$2,033	$(908)	2
Total	$2,106	$(835)	2	$2,033	$(908)	2

(a)    Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Unrealized gains (losses) incurred during the six months ended June 30, 2018 and the year ended December 31, 2017 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. For fixed maturity AFS securities, the Company does not intend to sell them, nor is it more likely than not that the Company will be required to sell them before the recovery of their respective amortized cost basis, and the Company expects to recover the entire cost basis of the debt securities. In making the OTTI assessment, the Company considers all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. Based on this type of assessment, the Company determined that its fixed maturity AFS securities were not OTTI.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at June 30, 2018 and December 31, 2017 were as follows:

	June 30,	December 31,
	2018	2017
Assets
Fixed maturity AFS securities	$60,271	$130,511
Cash equivalent securities	1	(2)
Equity AFS securities	-	3,023
Cash flow hedges	(650)	(931)
VOBA	(17,697)	(30,769)
	$41,925	$101,832
Liabilities
Income taxes - deferred	$(21,333)	$(21,333)
Stockholder's Equity
Accumulated other comprehensive income, net of taxes	$20,592	$80,499

Equity Securities

The amortized cost/cost, estimated fair value and gross unrealized gains (losses) recorded in net investment income (loss) of investments in equity securities at June 30, 2018 were:

	June 30, 2018
			Gross unrealized
		Estimated	gains (losses) recorded
	Amortized	Fair	in net investment
	Cost/Cost	Value	income (loss)
Equity securities
Banking securities	$25,473	$27,956	$2,483
Total equity securities	$25,473	$27,956	$2,483

See Note 1 Summary of Significant Accounting Policies, Investments, for a discussion on the adoption of ASU 2016-01.

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. The Company received prepayment premiums of $0, $482 and $1,183 during the three and six months ended June 30, 2018 and twelve months ended December, 31 2017, respectively. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At June 30, 2018 and December 31, 2017, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at June 30, 2018 and December 31, 2017 was $21,280 and $26,049, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at June 30, 2018 and December 31, 2017. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss).

The commercial mortgages were geographically diversified throughout the United States as follows at June 30, 2018: Florida, 28%; Utah, 27%; Minnesota, 24%; Colorado, 11%; and New Jersey, 10%.

The credit quality of commercial mortgage loans at June 30, 2018 and December 31, 2017 was as follows:

	June 30,	December 31,
Commercial	2018	2017
AAA - AA	$8,082	$11,723
A	13,108	13,246
Total mortgage loans on real estate	$21,190	$24,969
Less: allowance for credit losses	(8)	(7)
Total mortgage loans on real estate, net	$21,182	$24,962

The Company determined the credit quality of the commercial mortgage loans based on an internal credit rating model that assigns a letter rating to each mortgage loan in the portfolio as an indicator of the quality of the mortgage loan. The internal credit rating model was designed based on a rating agency methodology, then modified for credit risk associated with the Company’s mortgage lending process, taking into account such factors as projected future cash flows, net operating income, and collateral value. The model produces a rating score and an associated letter rating that is intended to align with S&P Global Rating Services (“S&P GRS”) ratings as closely as possible. Information supporting the risk rating process is updated at least annually. While mortgage loans with a lower rating carry a higher risk of loss, an adequate allowance for credit losses has been established to cover those risks.

Securities Lending

The following table provides a summary of the securities lending program at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Payables for collateral under securities loaned	$200,018	$209,923
Amortized cost of securities out on loan	170,304	167,195
Estimated fair value of securities out on loan	193,256	203,909

Reverse Repurchase Agreements

The following table provides a summary of the dollar roll reverse repurchase agreements at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Payables for reverse repurchase agreements	$9,927	$36,494
Amortized cost of securities pledged	9,964	36,249
Estimated fair value of securities pledged	9,959	36,337

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$9,959	$9,959
Total	$-	$9,959	$9,959

Securities lending transactions
U.S. Treasury and agency securities	$155,098	$-	$155,098
Corporate securities	36,693	-	36,693
Equity securities - banking	1,465	-	1,465
Total	$193,256	$-	$193,256
Total Borrowings	$193,256	$9,959	$203,215

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$209,945

	December 31, 2017
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$36,337	$36,337
Total	$-	$36,337	$36,337

Securities lending transactions
U.S. Treasury and agency securities	$169,011	$-	$169,011
Corporate securities	34,493	-	34,493
Equity securities - banking	405	-	405
Total	$203,909	$-	$203,909
Total Borrowings	$203,909	$36,337	$240,246

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,417

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at June 30, 2018 and December 31, 2017:

	Notional		Fair Value
	June 30,	December 31,	June 30,	December 31,
Derivative Type	2018	2017	2018	2017
Non-qualifying hedges
Equity futures	$156,009	$5,462	$161	$-
Bond futures	45,369	60,697	(8)	-
Interest rate swaps	221,000	221,000	(9,187)	(2,599)
Variance swaps	250	398	(349)	(1,847)
Total return swaps	247,588	248,326	(1,094)	(4,791)
Options	2,441,177	1,043,001	45,785	26,023
Credit default swaps	175,000	185,000	5,105	7,350
Total non-qualifying hedges	$3,286,393	$1,763,884	$40,413	$24,136
Cash flow hedges
Interest rate swaps	$24,997	$49,883	$(2,523)	$(3,808)
Total cash flow hedges	$24,997	$49,883	$(2,523)	$(3,808)
Derivative Total	$3,311,390	$1,813,767	$37,890	$20,328

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss) for the three and six months ended June 30, 2018 and 2017:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivative Type	2018	2017	2018	2017
Equity futures	$2,980	$(3)	$439	$(727)
Bond futures	(219)	1,497	(1,594)	1,752
Variance swaps	(646)	(711)	289	(2,340)
Total return swaps	(1,494)	(3,487)	(1,616)	(8,389)
Options	(15,701)	(6,879)	(15,637)	(23,788)
Interest rate swaps	689	1,840	(6,514)	1,211
Credit default swaps	(1,219)	1,203	(1,843)	1,513
Total	$(15,610)	$(6,540)	$(26,476)	$(30,768)

The following tables present the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at June 30, 2018 and December 31, 2017:

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	June 30, 2018
Credit default swaps
Corporate debt	$95,000	AA-BBB	March 2020-December 2021
Sovereign debt	80,000	AA-A	December 2019-June 2022
Credit default swaps total	$175,000

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2017
Credit default swaps
Corporate debt	$95,000	AA-BBB	March 2020-December 2021
Sovereign debt	90,000	AA-A	March 2018-June 2022
Credit default swaps total	$185,000

The following tables present the components of the gains (losses) on derivatives that qualify as cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Gains (Losses) Recognized in		Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)		OCI on Derivatives (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swaps	$(208)	$2,903	$281	$3,311
Total	$(208)	$2,903	$281	$3,311

	Net Realized Gains (Losses)		Net Realized Gains (Losses)
	Recognized in Income on Derivatives (Ineffective Portion)		Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swaps	$2,402	$1	$2,475	$3
Total	$2,402	$1	$2,475	$3

	Gains (Losses) Reclassified from		Gains (Losses) Reclassified from
	AOCI into Net Investment Income (Effective Portion)		AOCI into Net Investment Income (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest rate swaps	$(2,700)	$(373)	$(1,397)	$(620)
Total	$(2,700)	$(373)	$(1,397)	$(620)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At June 30, 2018, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are ($2,794). This expectation is based on the anticipated interest payments on the hedged investments in Treasury Inflation Protection Securities (“TIPS”) that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $7,128 and $2,488 at June 30, 2018 and December 31, 2017, respectively.

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

The following table provides details relating to the effect, or potential effect, of netting and collateral arrangements, including the right to offset, associated with the Company’s recognized financial assets and recognized financial liabilities at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$59,607	$12,685	$34,487	$11,560
OTC - Cleared	3,233	12,418	1,590	4,188
Exchange-traded	224	71	-	-
Total gross estimated fair value of derivatives	$63,064	$25,174	$36,077	$15,748
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(12,685)	$(12,685)	$(9,878)	$(9,878)
OTC - Cleared	(3,233)	(3,233)	(1,590)	(1,590)
Exchange-traded	(71)	(71)	-	-
Cash collateral: (2), (3)
OTC - Bilateral	(34,133)	-	(16,397)	-
OTC - Cleared	-	(8,365)	-	(2,054)
Estimated fair value of derivatives presented on the Balance Sheets	$12,942	$820	$8,212	$2,226
Gross amounts not offset on the Balance Sheets:
Securities collateral: (4)
OTC - Bilateral	$(6,411)	$-	$(8,083)	$(1,516)
Net amount after application of master netting agreements and collateral	$6,531	$820	$129	$710

(1)	Estimated fair value of derivatives is limited to the amount that is subject to offset.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or fixed maturity securities, and the obligation to return it, beyond what is already being offset, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At June 30, 2018 and December 31, 2017, the Company received excess cash collateral of $277 and $2,213, respectively.

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being offset, is included in other assets. The amount reported in the table above does not include initial margin on exchange-traded and OTC-Cleared derivatives. The Company had no excess cash collateral provided to counterparties at both June 30, 2018 and December 31, 2017.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At June 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $240 and $4,214, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At June 30, 2018 and December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $1,628 and $146, respectively, for its OTC-Bilateral derivatives, which is not included in the table above due to the foregoing limitation. At June 30, 2018 and December 31, 2017, the Company also provided securities for initial margin with an estimated fair value of $11,505 and $11,310, respectively, for its OTC-Cleared derivatives, which is not included in the table above.

There were no other derivative assets or liabilities at June 30, 2018 and December 31, 2017 that were subject to offsetting.

Net Investment Income (Loss)

Net investment income (loss) by source for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Net investment income (loss)	2018	2017	2018	2017
Fixed maturity AFS securities	$13,563	$15,204	$28,971	$30,668
Equity AFS securities	-	422	-	840
Equity securities	134	-	191	-
Limited partnerships	(95)	279	(268)	1,943
Mortgage loans on real estate	233	1,400	509	2,863
Policy loans on insurance contracts	7,948	8,234	15,726	16,454
Derivatives	1,120	1,684	2,557	3,274
Cash and cash equivalents	1,388	633	2,554	907
Other	97	70	188	143
Gross investment income	$24,388	$27,926	$50,428	$57,092
Less investment expenses	(1,886)	(1,509)	(3,929)	(2,731)
Net investment income (loss)	$22,502	$26,417	$46,499	$54,361

In accordance with the adoption of ASU 2016-01, effective January 1, 2018, the unrealized gains (losses) for the period related to equity securities reported as a component of net investment income were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2018	June 30, 2018
Net gains (losses) recognized during the period on equity securities	$(170)	$(541)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(170)	$(541)

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Proceeds	$98,414	$12,264	$223,147	$65,967
Gross realized investment gains	658	1,241	13,206	1,834
Gross realized investment losses	(3,534)	(41)	(4,578)	(557)

Proceeds on AFS securities sold at a realized loss	49,171	768	76,610	27,458

Net realized investment gains (losses) for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Fixed maturity AFS securities	$(2,876)	$1,200	$8,628	$1,277
Mortgage loans on real estate	-	1,113	343	1,171
Adjustment related to VOBA	(12)	(129)	(85)	(233)
Net realized investment gains (losses)	$(2,888)	$2,184	$8,886	$2,215

 .

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Balance at beginning of period	$(3,111)	$(2,040)
Accretion of credit loss impairments previously recognized	(440)	(1,071)
Balance at end of period	$(3,551)	$(3,111)

There were no components of OTTI reflected in the Statements of Income (Loss) for the three and six months ended June 30, 2018 and 2017.

Note 4.  VOBA, DAC, and DSI

VOBA

The increase (decrease) in the carrying amount of VOBA for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Accretion (amortization) expense	$(2,988)	$(3,110)	$(5,853)	$(5,337)
Unlocking	(3,520)	256	(3,574)	119
Adjustment related to realized (gains) losses on investments	(12)	(129)	(85)	(233)
Adjustment related to unrealized (gains) losses and OTTI on investments	4,288	(3,088)	13,072	(3,959)
Increase (decrease) in VOBA carrying amount	$(2,232)	$(6,071)	$3,560	$(9,410)

DAC

The increase (decrease) in the carrying amount of DAC for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Capitalization	$1	$7	$3	$17
Accretion (amortization) expense	(971)	(863)	(2,313)	(1,829)
Unlocking	1,057	258	1,109	92
Increase (decrease) in DAC carrying amount	$87	$(598)	$(1,201)	$(1,720)

DSI

The increase (decrease) in the carrying amount of DSI for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
DSI	2018	2017	2018	2017
Capitalization	$-	$1	$-	$2
Accretion (amortization) expense	(221)	(196)	(526)	(415)
Unlocking	240	59	252	21
Increase (decrease) in DSI carrying amount	$19	$(136)	$(274)	$(392)

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

The increases (decreases) in the variable annuity GMDB, GMIB and GMWB liabilities for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMDB	2018	2017	2018	2017
Guaranteed benefits incurred	$5,170	$5,696	$10,432	$11,665
Guaranteed benefits paid	(4,750)	(6,791)	(9,564)	(11,425)
Unlocking	(916)	(2,803)	2,172	(16,460)
Increase (decrease) in GMDB liability balance	$(496)	$(3,898)	$3,040	$(16,220)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMIB	2018	2017	2018	2017
Guaranteed benefits incurred	$2,020	$2,742	$4,301	$5,803
Guaranteed benefits paid	(266)	(724)	(677)	(2,018)
Unlocking	(10,348)	(5,346)	(9,567)	(18,451)
Increase (decrease) in GMIB liability balance	$(8,594)	$(3,328)	$(5,943)	$(14,666)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
GMWB	2018	2017	2018	2017
Change in fair value reserves	$(2,845)	$1,093	$(6,505)	$(5,655)
Increase (decrease) in GMWB liability balance	$(2,845)	$1,093	$(6,505)	$(5,655)

Note 6.  Income Taxes

The effective tax rate was not meaningful for the three and six months ended June 30, 2018 and 2017. Differences between the effective rate and the U.S. statutory rate of 21% at June 30, 2018 and 35% at June 30, 2017 principally were the result of dividend received deductions on the Separate Accounts, the valuation allowance on net operating loss (“NOL”) carryforwards and unrecognized tax benefits.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), (HR 1, Pub. L. 115-97), was signed into law, effective January 1, 2018, and reduced the federal tax rate to 21%. Specifically, the Section 807(c)(1) reserves were impacted by the TCJA. The new law calculates tax reserves for each contract as the greater of the net surrender value for that contract or 92.81% of the contract’s statutory reserve at the valuation date. As a result of the TCJA, the Company’s tax reserve deductible difference decreased by an estimated $8,849. This change resulted in an offsetting $8,849 deductible temporary difference that will be amortized into taxable income evenly over the next eight years. The provisional transition amount at December 31, 2017 decreased the tax reserve deductible difference by $4,860. This estimate was revised at June 30, 2018 to include an additional decrease of $3,989. As we complete the collection, preparation and analysis of data relevant to the TCJA, and interpret any additional guidance by the IRS, U.S. Department of the Treasury, or other standard-setting organizations, we may make adjustments to these provisional amounts. Actual results may differ from the estimates and will be adjusted in future periods when the actuarial models and systems are updated for the policyholder tax reserve changes required by the TCJA. The estimates will be finalized prior to year end in accordance with guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118.

The income tax expense (benefit) for the three and six months ended June 30, 2018 was ($527) and $0, respectively. For the three and six months ended June 30, 2017, the income tax expense (benefit) was $0 and $575, respectively.

The income tax asset (liability) consisted of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Current federal income tax asset (liability)	$985	$-
Current state income tax asset (liability)	(108)	(108)
Deferred federal income tax asset (liability)	(2,744)	(1,759)
Deferred state income tax asset (liability)	(67)	(67)
Net income tax asset (liability)	$(1,934)	$(1,934)

At June 30, 2018 and December 31, 2017, the Company had a tax valuation allowance for deferred tax assets of $91,214 and $78,697, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The amount of the valuation allowance on the deferred tax assets could be reduced in the near term if estimates of future taxable income during the carryforward period increase.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined that there were tax benefits of $2,637 (gross $12,557), that should not be recognized at either June 30, 2018 and December 31, 2017. These unrecognized tax benefits primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2016 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rate in a future period. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Balance at beginning of period	$2,637	$4,391
Additions for tax positions of prior years	-	4
Change in federal tax rate	-	(1,758)
Balance at end of period	$2,637	$2,637

At June 30, 2018 and December 31, 2017, the Company had a NOL carry forward for federal income tax purposes of $514,798 (net of the ASC 740 reduction of $12,557) and $554,553 (net of the ASC 740 reduction of $12,557), respectively, with a carry forward period of 15 years that expires at various dates between 2023 and 2031. At both June 30, 2018 and December 31, 2017, the Company had a capital loss carry forward of $0 for federal income tax purposes. At June 30, 2018 and December 31, 2017, the Company had a foreign tax credit carry forward of $9,935 and $9,831, respectively, with a carry forward period of 10 years that will expire at various dates up to 2028. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $3,162 and $4,216 at June 30, 2018 and December 31, 2017, respectively. The Company is expecting to be refunded for the remaining balance of a minimum tax credit carryforwards by the end of 2021 pursuant to the TCJA.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize penalty expense in its financial statements for the three and six months ended June 30, 2018 and 2017. The Company recognized interest expense (income) of $57 and $50 for the three and six months ended June 30, 2018, respectively. For the three and six months ended June 30, 2017, the interest expense (income) was $21 and $58, respectively. The Company recognized total interest payable balances at June 30, 2018 and December 31, 2017 of $527 and $477, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. At June 30, 2018 and December 31, 2017, the Company recognized capital contributions from (distributions to) TA Corp in connection with the tax allocation agreement in the amount of $9,627 and ($47,465), respectively. Intercompany income tax balances are settled within thirty days of payment to, or filing with, the IRS.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 through 2016. An examination by the IRS is in progress for the year 2013. The examinations related to the 2011 and 2012 tax returns were closed in April 2018. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions. The 2017 return has not yet been filed.

Note 7.  AOCI

The changes in AOCI by component for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018
	Unrealized Holding
	Gains (Losses) on	Unrealized Holding	OCI Adjustments for	Total Accumulated
	AFS Securities and	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	Cash Equivalents	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$74,860	$(442)	$(43,318)	$31,100
OCI before reclassifications	(13,678)	(2,908)	4,288	(12,298)
Gain (loss) amounts reclassified from AOCI	(910)	2,700	-	1,790
Net current period OCI	$(14,588)	$(208)	$4,288	$(10,508)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	(14,588)	(208)	4,288	(10,508)
Ending balance, net of taxes	$60,272	$(650)	$(39,030)	$20,592

	Six Months Ended June 30, 2018
	Unrealized Holding
	Gains (Losses) on	Unrealized Holding	OCI Adjustments for	Total Accumulated
	AFS Securities and	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	Cash Equivalents	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$133,532	$(931)	$(52,102)	$80,499
Cumulative effect adjustment (a)	(3,023)	-	-	(3,023)
Adjusted balance at beginning of period	130,509	(931)	(52,102)	77,476
OCI before reclassifications	(57,877)	(1,116)	13,072	(45,921)
Gain (loss) amounts reclassified from AOCI	(12,360)	1,397	-	(10,963)
Net current period OCI	$(70,237)	$281	$13,072	$(56,884)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	(70,237)	281	13,072	(56,884)
Ending balance, net of taxes	$60,272	$(650)	$(39,030)	$20,592

(a)	See Notes to Financial Statements – Note 1, Summary of Significant Accounting Policies, Current Accounting Guidance, for discussion on the adjustment relating to ASU 2016-01.

	Three Months Ended June 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$110,989	$(817)	$(48,834)	$61,338
OCI before reclassifications	19,197	2,530	(3,088)	18,639
Gain (loss) amounts reclassified from AOCI	(611)	373	-	(238)
Net current period OCI	$18,586	$2,903	$(3,088)	$18,401
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	18,586	2,903	(3,088)	18,401
Ending balance, net of taxes	$129,575	$2,086	$(51,922)	$79,739

	Six Months Ended June 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$104,538	$(1,225)	$(47,963)	$55,350
OCI before reclassifications	25,116	2,691	(3,959)	23,848
Gain (loss) amounts reclassified from AOCI	(79)	620	-	541
Net current period OCI	$25,037	$3,311	$(3,959)	$24,389
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	25,037	3,311	(3,959)	24,389
Ending balance, net of taxes	$129,575	$2,086	$(51,922)	$79,739

The reclassifications out of AOCI for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding (gains) losses on AFS securities
AFS securities	$(910)	$(12,360)	Net realized investment gains (losses)
	$(910)	$(12,360)	Total

Unrealized holding (gains) losses on cash flow hedges
Interest rate swaps	$2,700	$1,397	Net investment income (loss)
	$2,700	$1,397	Total
Total amounts reclassified from AOCI	$1,790	$(10,963)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding (gains) losses on AFS securities
AFS securities	$(611)	$(79)	Net realized investment gains (losses)
	$(611)	$(79)	Total

Unrealized holding (gains) losses on cash flow hedges
Interest rate swaps	$373	$620	Net investment income (loss)
	$373	$620	Total
Total amounts reclassified from AOCI	$(238)	$541

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

The Company’s statutory net income (loss) for the six months ended June 30, 2018 and 2017 was $33,703 and $78,057, respectively. Statutory capital and surplus at June 30, 2018 and December 31, 2017 was $563,748 and $731,065, respectively.

For the six months ended June 30, 2018, the Company received a capital contribution of $9,627, paid a $200,000 cash dividend and paid no return of capital to TA Corp. For the six months ended June 30, 2017, the Company paid a $44,840 return of capital to TA Corp and paid no dividend.

Note 9.  Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At June 30, 2018, the Company had a reinsurance receivable of $1,172 and a reinsurance payable of $187. At December 31, 2017, the Company had a reinsurance receivable of $239 and a reinsurance payable of $194.

Indemnity reinsurance agreements do not relieve the Company from its obligations to contract owners. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company regularly evaluates the financial condition of its reinsurers so as to minimize its exposure to significant losses from reinsurer insolvencies. The Company determined after its most recent evaluation that no reserve was required.

In addition, the Company seeks to limit its exposure to guaranteed benefit features contained in certain variable annuity contracts. Specifically, the Company reinsures certain GMIB and GMDB provisions to the extent reinsurance capacity is available in the marketplace.

At June 30, 2018 and December 31, 2017, the Company had the following account values for variable annuity contracts containing GMIB and GMDB provisions that were reinsured along with insurance in force:

June 30, 2018
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,354,354	$134,548	$1,099	$4,220,906	0.03%	3.09%
GMIB	1,371,874	446,900	-	924,974	0.00%	32.58%
GMDB	3,761,018	161,200	-	3,599,817	0.00%	4.29%

December 31, 2017
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,465,980	$143,356	$1,047	$4,323,671	0.02%	3.21%
GMIB	1,453,202	478,098	-	975,104	0.00%	32.90%
GMDB	3,979,129	171,818	-	3,807,311	0.00%	4.32%

Note 10.  Related Party Transactions

At June 30, 2018, the Company had the following related party agreements in effect:

The Company was party to a common cost allocation service agreement with TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to the services rendered. During the three and six months ended June 30, 2018, the Company incurred $2,738 and $5,501, respectively, in expenses under this agreement. During the three and six months ended June 30, 2017, the Company incurred $2,800 and $5,507, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company was party to intercompany short-term note payable/receivable arrangements with its Parent and affiliates at various times during the year. The $10,000 intercompany short-term note payable to the Parent with an interest rate of 1.10% entered into on October 20, 2017 was settled on April 17, 2018. Transactions with related parties generate payables to, and receivables from, the Parent and affiliates and bear interest at the thirty-day commercial paper rate. The balance due to affiliates at June 30, 2018 and December 31, 2017 was $19,316 and $6,148, respectively. During the three and six months ended June 30, 2018, the Company accrued and/or received $1 and $2, of interest, respectively, and accrued and/or paid $37 and $91, of interest, respectively. During the three and six months ended June 30, 2017, the Company accrued and/or received $6 and $6, of interest, respectively, and accrued and/or paid $44 and $51, of interest, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and six months ended June 30, 2018, the Company incurred charges of $10 and $21, respectively, under this agreement. During the three and six months ended June 30, 2017, the Company incurred charges of $50 and $101, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and six months ended June 30, 2018, the Company incurred $541 and $1,158, respectively, in expenses under this agreement. During the three and six months ended June 30, 2017, the Company incurred $439 and $930, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and six months ended June 30, 2018, the Company incurred $5,814 and $11,924, respectively, in expenses under this agreement. During the three and six months ended June 30, 2017, the Company incurred $6,129 and $11,687, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

Transamerica Asset Management, Inc. acts as the investment advisor for certain related party funds in the Company’s Separate Accounts under multiple service agreements. These agreements ended as of March 31, 2017; therefore, no expenses were incurred under this agreement in 2018. During the three and six months ended June 30, 2017, the Company incurred $0 and $79, respectively, in expenses under this agreement. Charges attributable to these agreements are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three and six months ended June 30, 2018, the Company received $786 and $1,597, respectively, in revenue under these agreements. During the three and six months ended June 30, 2017, the Company received $598 and $1,198, respectively, in revenue under these agreements. Revenue attributable to these agreements is included in policy charge revenue.

Transamerica Life Insurance Company provides derivative management services for the Company under a derivative management and services agreement. During the three and six months ended June 30, 2018, the Company incurred $195 and $313, respectively, in expenses under this agreement.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Investments purchased from related parties:
Fixed maturities	$-	$4,490	$-	$4,490
Derivatives	-	150	-	150
Investments sold to related parties:
AFS fixed maturities	$-	$-	$12,832	$-
Derivatives	-	4,440	-	4,440

While management believes that the service agreements referenced above provide reasonable terms, they may not necessarily provide for costs that are indicative of the costs that would have been incurred with an unrelated third party. Related party agreements contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11.  Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At both June 30, 2018 and December 31, 2017, the Company’s estimated liability for future guaranty fund assessments was $83. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. Several states allow companies to take a credit on their premium tax returns for assessments paid to state guaranty associations to cover the obligations of insolvent insurers. In addition, the Company has a receivable for future premium tax deductions of $3,525 and $3,774 at June 30, 2018 and December 31, 2017, respectively.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of pending or threatened legal and regulatory proceedings, other than claims settlement expenses, both individually and in the aggregate, will not result in losses above any related accruals that will have a material adverse effect on the Company’s financial position or liquidity at June 30, 2018. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, other than claims settlement expenses, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at June 30, 2018, no such disclosures were considered necessary.

Note 12.  Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the three and six months ended June 30, 2018 and 2017:

		Life
Three months ended June 30, 2018	Annuity	Insurance	Total
Policy charge revenue	$23,398	$12,782	$36,180
Net investment income (loss)	10,111	12,391	22,502
Net realized investment gains (losses)	(2,312)	(576)	(2,888)
Derivative gains (losses)	(15,834)	224	(15,610)
Total Revenue	$15,363	$24,821	$40,184

Interest credited to policyholder liabilities	$1,754	$10,687	$12,441
Policy benefits (net of reinsurance recoveries)	3,329	10,830	14,159
Amortization (accretion) of DAC	(86)	-	(86)
Amortization (accretion) of VOBA	(1,102)	7,610	6,508
Insurance, general and administrative expenses	8,867	959	9,826
Total Expenses	$12,762	$30,086	$42,848

Income (Loss) before taxes	$2,601	$(5,265)	$(2,664)
Income tax expense (benefit)	(394)	(133)	(527)
Net income (loss)	$2,995	$(5,132)	$(2,137)

Three months ended June 30, 2017
Policy charge revenue	$23,939	$13,430	$37,369
Net investment income (loss)	13,023	13,394	26,417
Net realized investment gains (losses)	1,887	297	2,184
Derivative gains (losses)	(6,540)	-	(6,540)
Total Revenue	$32,309	$27,121	$59,430

Interest credited to policyholder liabilities	$1,847	$11,523	$13,370
Policy benefits (net of reinsurance recoveries)	3,941	7,948	11,889
Amortization (accretion) of DAC	605	-	605
Amortization (accretion) of VOBA	612	2,242	2,854
Insurance, general and administrative expenses	5,773	804	6,577
Total Expenses	$12,778	$22,517	$35,295

Income (Loss) before taxes	$19,531	$4,604	$24,135
Income tax expense (benefit)	-	-	-
Net income (loss)	$19,531	$4,604	$24,135

		Life
Six months ended June 30, 2018	Annuity	Insurance	Total
Policy charge revenue	$47,083	$26,304	$73,387
Net investment income (loss)	21,385	25,114	46,499
Net realized investment gains (losses)	8,588	298	8,886
Derivative gains (losses)	(26,469)	(7)	(26,476)
Total Revenue	$50,587	$51,709	$102,296

Interest credited to policyholder liabilities	$6,697	$21,477	$28,174
Policy benefits (net of reinsurance recoveries)	12,925	23,451	36,376
Amortization (accretion) of DAC	1,204	-	1,204
Amortization (accretion) of VOBA	2,258	7,169	9,427
Insurance, general and administrative expenses	15,557	1,730	17,287
Total Expenses	$38,641	$53,827	$92,468

Income (Loss) before taxes	$11,946	$(2,118)	$9,828
Income tax expense (benefit)	-	-	-
Net income (loss)	$11,946	$(2,118)	$9,828

Six months ended June 30, 2017
Policy charge revenue	$47,950	$26,895	$74,845
Net investment income (loss)	27,253	27,108	54,361
Net realized investment gains (losses)	1,689	526	2,215
Derivative gains (losses)	(30,768)	-	(30,768)
Total Revenue	$46,124	$54,529	$100,653

Interest credited to policyholder liabilities	$3,533	$22,820	$26,353
Policy benefits (net of reinsurance recoveries)	(12,180)	14,579	2,399
Amortization (accretion) of DAC	1,737	-	1,737
Amortization (accretion) of VOBA	2,235	2,983	5,218
Insurance, general and administrative expenses	13,896	1,524	15,420
Total Expenses	$9,221	$41,906	$51,127

Income (Loss) before taxes	$36,903	$12,623	$49,526
Income tax expense (benefit)	393	182	575
Net income (loss)	$36,510	$12,441	$48,951

Item 2. Management’s Narrative Analysis of Results of Operations

This Management’s Narrative Analysis of Results of Operations should be read in conjunction with the Financial Statements and Notes to Financial Statements included herein. For a complete discussion of the Company’s accounting policies and management estimates, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements as defined in the U.S. Private Securities Litigation Reform Act of 1995. Certain statements in this report may be considered forward-looking, including those about management’s expectations, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “should,” “believe,” “estimate,” “intend,” “may,” “predict,” “continue,” “forecast,” “would,” or their negatives and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control of the Company, that affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and other risks and uncertainties detailed in Part I – Item 1A, Risk Factors, and Part II – Item 7, Management’s Narrative Analysis of Results of Operations – Forward Looking Statements, in the Company’s 2017 Annual Report on Form 10-K.

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

The Annuity segment administers variable and fixed annuity products. The variable annuity products consist of the guaranteed benefits known as GMDB, GMIB and GMWB. The fixed annuity product consists of fixed contingent annuity sometimes referred to as a contingent deferred annuity (“CDA”) or a SALB. A SALB is essentially a guaranteed lifetime withdrawal benefit that exists independently and provides certain guarantees to a certificate owner’s account, which holds mutual funds and exchange-traded funds. Existing certificate owners of the CDAs may continue to make subsequent contributions, as permitted by the terms of their CDA contracts. Revenue earned on annuity products, including CDAs, is primarily fees driven from market movements and net asset flows.

The Life Insurance segment administers variable life and interest-sensitive whole life insurance policies. These policies provide for life insurance death benefits and accumulation of cash value. Interest-sensitive life policies provide a minimum guaranteed rate for accumulation of cash value and a guaranteed death benefit. Certain variable life insurance policies may contain a GMDB that may last until maturity of the contract. Funds contained in our variable life contracts are invested in individual investment vehicles, also referred to as Separate Accounts, which offer various bond and equity investment options. Revenue on interest-sensitive whole life insurance policies is generated from monthly deductions for cost of insurance (“COI”) and expense charges, as well as investment spreads. Revenue on variable life policies is generated from fees on the Separate Accounts, as well as monthly deductions for expenses and COI.

The Registrant files annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and other information required by the Exchange Act, with the SEC. As soon as reasonably practicable after the Registrant electronically makes these filings and any amendments to these filings with, or furnishes them to, the SEC, we make them available through the Transamerica website at www.transamerica.com. Click first on “Why Transamerica – Financial Strength” and then click on “SEC Filings” on the Financial Strength page. Any materials we file with the SEC are also publicly available through the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

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

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the Nasdaq Composite Index (“NASDAQ”) and the S&P. For the period ended June 30, 2018, the Dow, NASDAQ and S&P ended with changes of -2%, 9% and 2%, from December 31, 2017, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 75% of Separate Accounts assets were invested in equity-based mutual funds at June 30, 2018. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the three and six months ended June 30, 2018, the average variable Separate Account balances decreased $0.03 billion (or 0.5%) to $5.7 billion as compared to the same period in 2017, which resulted in a decrease of $0.4 million in related fees.

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Medium-term interest rate yield (a)	2.53%	1.50%	2.53%	1.50%
Increase (decrease) in medium-term interest rates (b)	22	9	58	18
Credit spreads (in basis points) (c)	101	87	101	87
Expanding (contracting) of credit spreads (b)	8	(9)	30	(21)
Increase (decrease) on market valuations (in millions) of AFS investment securities (d)	$(14.6)	$18.6	$(70.2)	$25.0
Net change in market valuations (in millions)	$(14.6)	$18.6	$(70.2)	$25.0

(a)	The Company defines medium-term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)

Represents the increase (decrease) between the interest rate at the end of the quarter and the prior quarter end for the three months ended and prior year end for the six months ended (in basis points).

(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
(d)	The decrease in the current year value compared to the previous year was driven primarily by increasing interest rates and widening credit spreads.

Critical Accounting Policies and Estimates

The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions affecting the reported amounts of assets, liabilities, revenues and expenses and the disclosures about contingent assets and liabilities. Estimates, by their nature, are based on judgment and available information. Therefore, actual results could differ and such differences could have a material impact on the Financial Statements. For VOBA, a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortization is performed annually. In 2018, this review was performed in the second quarter of the year to align with Aegon N.V.’s semi-annual external reporting. See Item 7, Management’s Narrative Analysis of Results of Operations - Critical Accounting Policies and Estimates, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for a complete discussion of the Company’s Critical Accounting Policies and Estimates.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact, see Note 1, Summary of Significant Accounting Policies.

Financial Condition

At June 30, 2018 and December 31, 2017, the Company’s total assets were $8.04 billion and $8.63 billion, respectively. The decline from December 31, 2017 of $0.6 billion was primarily due to a decrease of $319.0 million in general fund investment assets supporting policyholder liabilities and a decrease in Separate Accounts assets of $262.8 million.

Separate Accounts Assets

Separate Accounts assets, which represent 69% of total assets, decreased $262.8 million to $5.5 billion at June 30, 2018. This was primarily due to policyholder surrenders of $171.5 million, benefits of $86.0 million, policy fees and charges of $65.9 million and withdrawals of $64.6, which were partially offset due to growth in account asset values as a result of favorable investment performance of $119.7 million, as shown in the table below:

	Six Months Ended
	June 30,
(dollars in millions)	2018	2017
Investment performance	$119.7	$419.0
Deposits (including internal exchanges)	5.5	6.4
Policy fees and charges	(65.9)	(67.6)
Benefits	(86.0)	(73.4)
Surrenders	(171.5)	(170.0)
Withdrawals	(64.6)	(61.3)
Net increase (decrease)	$(262.8)	$53.1

Cash and Cash Equivalents

The balance of cash and cash equivalents increased $16.2 million from December 31, 2017 to June 30, 2018. This was primarily due to cash inflows from investing activities of $219.8 million, primarily resulting from sales and maturities of AFS securities and cash inflows from operations of $68.9 million. This increase was partially offset by cash outflows from financing activities, primarily driven by a $200.0 million dividend paid to the Parent, policyholder withdrawals of $56.5 million and a $20.6 million decrease in payables for collateral under securities lending, reverse repurchase agreements and derivatives.

Recoverable of ceded GMIB embedded Derivatives

The balance of recoverable of ceded GMIB embedded derivatives decreased $12.4 million from December 31, 2017 to June 30, 2018. This was primarily driven by unfavorable assumption and modeling updates of $7.4 million, increased interest rates resulting in a decrease of $4.5 million, and favorable equity returns resulting in a decrease of $1.0 million.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated policyholder deposits plus interest credited less policyholders’ withdrawals and other charges assessed against the account balance. Policyholder account balances decreased by $24.9 million during the six months ended June 30, 2018 primarily due to death benefits paid and withdrawals and surrenders of $46.6 million, partially offset by interest credited to policyholders of $21.4 million.

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives

The $38.4 million decrease in the payables for collateral under securities loaned, reverse repurchase agreements and derivatives balance from December 31, 2017 to June 30, 2018 was primarily driven by decreases of $26.0 million and $10.0 million in the reverse repurchase and securities lending activity due to market demand and $18.0 million higher derivative counter party offsets. These decreases were partially offset by a $16.0 million increase in derivative activity.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans and cash and cash equivalents. The Company’s fixed maturity securities portfolio consists primarily of publicly-traded securities with only a minor portion comprised of private placement securities. At June 30, 2018 and December 31, 2017, approximately $73.5 million (or 5.8%) and $82.7 million (or 5.2%), respectively, of the fixed maturity and equity securities portfolio consisted of private placement securities. To raise funds for the $200.0 million dividend payment to the Parent in 2018, the Company initiated sales of general fund investment assets and reduced purchases compared to the prior year, driving down the balance of fixed maturity AFS securities on the Balance Sheets by $306.1 million.

Fixed Maturity AFS and Equity AFS Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity securities at June 30, 2018 and December 31, 2017 and the amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in equity AFS securities at December 31, 2017 were:

	June 30, 2018
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$219.9	$8.4	$(1.4)	$226.9	18%
Industrial	493.0	17.0	(7.8)	502.2	40
Utility	65.0	3.0	(0.6)	67.4	6
Asset-backed securities
Structured settlements	10.1	-	(0.4)	9.7	1
Autos	8.0	-	(0.1)	7.9	1
Timeshare	1.4	-	-	1.4	0
Other	36.3	-	(0.1)	36.2	3
Commercial mortgage-backed securities - non agency backed	61.1	0.6	(1.4)	60.3	5
Residential mortgage-backed securities
Agency backed	13.6	0.2	-	13.8	1
Non agency backed	31.4	6.7	-	38.1	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	209.1	36.1	(0.2)	245.0	20
Foreign	26.6	0.8	(0.3)	27.1	2
Redeemable preferred stock	5.8	-	(0.2)	5.6	0
Total fixed maturity AFS securities	$1,182.2	$72.8	$(12.5)	$1,242.5	100%

	December 31, 2017
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$247.3	$17.8	$(0.2)	$264.9	17%
Industrial	559.5	35.5	(2.0)	593.0	38
Utility	78.6	5.5	-	84.1	5
Asset-backed securities
Credit cards	5.7	-	-	5.7	0
Structured settlements	7.8	0.1	(0.2)	7.7	0
Autos	20.0	0.1	-	20.1	1
Timeshare	2.0	-	-	2.0	0
Other	21.3	0.1	-	21.4	1
Commercial mortgage-backed securities - non agency backed	72.4	1.3	(0.4)	73.3	5
Residential mortgage-backed securities
Agency backed	40.7	0.3	-	41.0	3
Non agency backed	33.7	6.7	-	40.4	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	298.2	64.0	(0.1)	362.1	23
Foreign	24.2	2.2	(0.1)	26.3	2
Redeemable preferred stock	5.8	-	(0.1)	5.7	0
Total fixed maturity AFS securities	$1,418.1	$133.6	$(3.1)	$1,548.6	98%

Equity AFS securities
Banking securities	$25.5	$3.0	$-	$28.5	2%
Total equity AFS securities	$25.5	$3.0	$-	$28.5	2%
Total fixed maturity and equity AFS securities	$1,443.6	$136.6	$(3.1)	$1,577.1	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, we monitor structured securities (ABS, RMBS, and CMBS), cash flow trends and underlying levels of collateral. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and, unless otherwise noted, does not consider these investments to be impaired at June 30, 2018. No issuers represent more than 5% of the total unrealized loss position.

The amortized cost and estimated fair value of fixed maturity AFS securities at June 30, 2018 and December 31, 2017 by rating were:

	June 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(dollars in millions)	Cost	Fair Value	Cost	Fair Value
AAA	$294.1	$329.2	$421.8	$487.2
AA	70.5	71.6	67.1	69.5
A	392.6	402.3	460.1	487.5
BBB	363.2	371.6	388.7	416.5
Below investment grade	61.8	67.8	80.4	87.9

Total fixed maturity AFS securities	$1,182.2	$1,242.5	$1,418.1	$1,548.6

Investment grade	95%	95%	94%	94%
Below investment grade	5%	5%	6%	6%

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy, which uses a composite rating from the main rating agencies (S&P GRS, Moody’s Investors Service, and Fitch Ratings (“Fitch”)). The rating used is the lower of the composite rating and the Company’s internal rating system. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P GRS’s BBB- or higher (or similar rating agency). At June 30, 2018 and December 31, 2017, approximately $103.0 million (or 8.29%) and $120.7 million (or 7.79%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018
(dollars in millions)	Estimated	Amortized	Gross Unrealized
Investment grade AFS securities	Fair Value	Cost/Cost	Losses and OTTI (a)
Less than or equal to six months
Corporate Securities
Financial Services	$25.6	$26.3	$(0.7)
Industrial	90.5	94.0	(3.5)
Utility	15.0	15.5	(0.5)
Asset-backed securities
Structured Settlements	7.4	7.5	(0.1)
Other	10.2	10.3	(0.1)
Autos	5.9	6.0	(0.1)
Timeshare	1.4	1.4	-
Commercial mortgage-backed securities - non agency backed	19.9	20.2	(0.3)
Residential mortgage-backed securities - agency backed	10.0	10.0	-
Government and government agencies
United States	0.2	0.2	-
Foreign	10.2	10.3	(0.1)
Total fixed maturity AFS securities	$196.3	$201.7	$(5.4)
Greater than six months but less than or equal to one year
Corporate Securities
Financial Services	$18.8	$19.5	$(0.7)
Industrial	63.2	65.6	(2.4)
Utility	1.9	2.0	(0.1)
Asset-backed securities
Other	3.9	4.0	(0.1)
Commercial mortgage-backed securities - non agency backed	27.4	28.4	(1.0)
Government and government agencies
United States	7.4	7.6	(0.2)
Total fixed maturity AFS securities	$122.6	$127.1	$(4.5)
Greater than one year
Corporate Securities
Industrial	$6.1	$6.6	$(0.5)
Asset-backed securities
Structured Settlements	2.3	2.5	(0.2)
Commercial mortgage-backed securities - non agency backed	1.0	1.0	-
Government and government agencies - Foreign	3.6	3.8	(0.2)
Redeemable preferred stock	5.6	5.8	(0.2)
Total fixed maturity AFS securities	$18.6	$19.7	$(1.1)
Total of all investment grade AFS securities
Corporate Securities
Financial Services	$44.4	$45.8	$(1.4)
Industrial	159.8	166.2	(6.4)
Utility	16.9	17.5	(0.6)
Asset-backed securities
Structured Settlements	9.7	10.0	(0.3)
Other	14.1	14.3	(0.2)
Autos	5.9	6.0	(0.1)
Timeshare	1.4	1.4	-
Commercial mortgage-backed securities - non agency backed	48.3	49.6	(1.3)
Residential mortgage-backed securities - agency backed	10.0	10.0	-
Government and government agencies
United States	7.6	7.8	(0.2)
Foreign	13.8	14.1	(0.3)
Redeemable preferred stock	5.6	5.8	(0.2)
Total investment grade AFS securities	$337.5	$348.5	$(11.0)

Total number of investment grade AFS securities in a continuous unrealized loss position			117

	December 31, 2017
(dollars in millions)	Estimated	Amortized	Gross Unrealized
Investment grade AFS securities	Fair Value	Cost/Cost	Losses and OTTI (a)
Less than or equal to six months
Corporate Securities
Financial Services	$19.5	$19.7	$(0.2)
Industrial	75.1	75.8	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Credit Cards	5.7	5.7	-
Other	4.0	4.0	-
Autos	8.1	8.1	-
Student loan	3.0	3.0	-
Commercial mortgage-backed securities - non agency backed	29.0	29.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Total fixed maturity and equity AFS securities	$156.0	$157.4	$(1.4)
Greater than six months but less than or equal to one year
Government and government agencies
Foreign	$3.8	$3.8	$-
Redeemable preferred stock	5.7	5.8	(0.1)
Total fixed maturity and equity AFS securities	$9.5	$9.6	$(0.1)
Greater than one year
Corporate Securities
Industrial	$6.5	$6.5	$-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities
Non agency backed	1.0	1.0	-
Total fixed maturity and equity AFS securities	$10.1	$10.3	$(0.2)

Total of all investment grade AFS securities
Corporate Securities
Financial services	$19.5	$19.7	$(0.2)
Industrial	81.6	82.3	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Credit cards	5.7	5.7	-
Other	4.0	4.0	-
Auto	8.1	8.1	-
Student loan	3.0	3.0	-
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities - non agency backed	30.0	30.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Foreign	3.8	3.8	-
Redeemable preferred stock	5.7	5.8	(0.1)
Total investment grade AFS securities	$175.6	$177.3	$(1.7)

Total number of investment grade AFS securities in a continuous unrealized loss position			67
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows at June 30, 2018 and December 31, 2017:

	June 30, 2018
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Industrial	$6.3	$6.5	$(0.2)
Government and government agencies
Foreign	2.5	2.5	-
Total fixed maturity AFS securities	$8.8	$9.0	$(0.2)
Greater than six months but less than or equal to one year
Corporate Securities
Financial Services	$1.2	$1.2	$-
Industrial	7.4	7.9	(0.5)
Total fixed maturity AFS securities	$8.6	$9.1	$(0.5)
Greater than one year
Corporate Securities
Industrial	$2.1	$2.9	$(0.8)
Municipals - tax exempt	0.9	0.9	-
Total fixed maturity AFS securities	$3.0	$3.8	$(0.8)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$1.2	$1.2	$-
Industrial	15.8	17.3	(1.5)
Municipals - tax exempt	0.9	0.9	-
Government and government agencies
Foreign	2.5	2.5	-
Total below investment grade AFS securities	$20.4	$21.9	$(1.5)

Total number of below investment grade AFS securities in a continuous unrealized loss position			14

	December 31, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	11.7	12.2	(0.5)
Total fixed maturity and equity AFS securities	$13.0	$13.5	$(0.5)
Greater than one year
Corporate Securities
Industrial	$2.0	$2.9	$(0.9)
Municipals - tax exempt	0.9	0.9	-
Total fixed maturity and equity AFS securities	$2.9	$3.8	$(0.9)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	13.7	15.1	(1.4)
Municipals - tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$15.9	$17.3	$(1.4)

Total number of below investment grade AFS securities in a continuous unrealized loss position			12

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Gross unrealized losses and OTTI on below investment grade AFS securities represented 12% and 45% of total gross unrealized losses and OTTI on all AFS securities at June 30, 2018 and December 31, 2017, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position nor are they necessarily indicative of these ratios subsequent to June 30, 2018.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows at June 30, 2018 and December 31, 2017:

		June 30, 2018
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Less than or equal to six months	70% to 100%	$8.8	$9.0	$(0.2)
		$8.8	$9.0	$(0.2)

Greater than six months but less than or equal to one year	70% to 100%	$8.6	$9.1	$(0.5)
		$8.6	$9.1	$(0.5)

Greater than one year	70% to 100%	$2.3	$2.9	$(0.6)
	40% to 70%	0.7	0.9	(0.2)
		$3.0	$3.8	$(0.8)
Total		$20.4	$21.9	$(1.5)

		December 31, 2017
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Less than or equal to six months	70% to 100%	$13.0	$13.5	$(0.5)
		$13.0	$13.5	$(0.5)

Greater than one year	70% to 100%	$1.5	$1.8	$(0.3)
	40% to 70%	1.4	2.0	(0.6)
		$2.9	$3.8	$(0.9)
Total		$15.9	$17.3	$(1.4)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Equity Securities

The amortized cost/cost, estimated fair value and gross unrealized gains (losses) recorded in net investment income (loss) of investments in equity securities at June 30, 2018 were:

	June 30, 2018
			Gross unrealized
		Estimated	gains (losses) recorded
	Amortized	Fair	in net investment
	Cost/Cost	Value	income (loss)
Equity securities
Banking securities	$25.5	$28.0	$2.5
Total equity securities	$25.5	$28.0	$2.5

See Notes to Financial Statements - Note 1, Summary of Significant Accounting Policies, Investments, for a discussion on the adoption of ASU 2016-01.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts that it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At June 30, 2018 and December 31, 2017, the Company’s assets included $1.4 billion and $1.7 billion, respectively, of cash, short-term investments and investment grade publicly-traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the six months ended June 30, 2018, the Company received a capital contribution of $9.6 million, paid no return of capital and paid a dividend of $200.0 million to TA Corp. For the six months ended June 30, 2017, the Company received no capital contribution, paid a $44.8 million return of capital and paid no dividend to TA Corp.

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

The following table summarizes the Company’s ratings at September 14, 2018:

2018
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

Commitments and Contingencies

The following table summarizes the Company’s projected cash benefit obligations to policyholders at June 30, 2018 related to the indicated accounts:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$167.6	$295.6	$252.6	$1,332.1	$2,047.9
Separate Accounts (a)	646.1	1,137.1	989.1	4,732.7	7,505.0
	$813.7	$1,432.7	$1,241.7	$6,064.8	$9,552.9

(a)

The policyholder liabilities include benefit and claim liabilities of which a significant portion represents policies and contracts that do not have a stated contractual maturity. The projected cash benefit payments in the table above are based on management’s best estimates of the expected gross benefits and expenses, partially offset by the expected gross premiums, fees and charges relating to the existing business in force. Estimated cash benefit payments are based on mortality and lapse assumptions comparable with the Company’s historical experience, modified for recently observed trends. Actual payment obligations may differ if experience varies from these assumptions. The cash benefit payments are presented on an undiscounted basis and before the deduction of taxes and before reinsurance. The liability amounts in the Company’s Financial Statements reflect the discounting for interest, as well as adjustments for the timing of other factors as described above. As a result, the sum of the cash benefit payments shown for all years in the table above exceeds the corresponding policyholder liability amounts in the Balance Sheets.

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At both June 30, 2018 and December 31, 2017, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company had a receivable for future premium tax deductions of $3.5 million and $3.8 million at June 30, 2018 and December 31, 2017, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

For the three months ended June 30, 2018 and 2017, the Company recorded net income (loss) of ($2.1) million and $24.1 million, respectively. For the six months ended June 30, 2018 and 2017, the Company recorded net income (loss) of $9.8 million and $49.0 million, respectively. During the three months ended June 30, 2018, the change in net earnings as compared to the same period in 2017 was primarily driven by lower realized investment gains, higher derivative losses, higher amortization of VOBA, and higher insurance, general and administrative expenses. For the six months ended June 30, 2018, the change in net earnings as compared to the same period in 2017 was primarily driven by lower investment income, higher realized investment gains, higher policy benefits expense, and higher amortization of VOBA.

The following table provides the components in policy charge revenue by type for each respective period:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Asset-based policy charge revenue	$21.6	$22.1	$43.7	$44.1
Reinsurance premiums ceded	(0.8)	(1.0)	(1.7)	(2.0)
Guaranteed benefit based policy charge revenue	5.0	5.0	9.9	10.3
Non-asset based policy charge revenue	10.4	11.3	21.5	22.4
Total policy charge revenue	$36.2	$37.4	$73.4	$74.8

Net derivative gains (losses) recorded in income for the three months ended June 30, 2018 and 2017 were ($15.6) million and ($6.5) million. Net derivative gains (losses) recorded in income for the six months ended June 30, 2018 and 2017 were ($26.5) million and ($30.8) million. The following table provides the components of net derivative gains (losses) by type:

		Three Months Ended		Six Months Ended
		June 30,		June 30,
(dollars in millions)		2018	2017	2018	2017
Equity futures	(a)	$3.0	$-	$0.4	$(0.7)
Bond futures	(b)	(0.2)	1.5	(1.6)	1.8
Variance swaps		(0.7)	(0.6)	0.3	(2.4)
Total return swaps	(c)	(1.5)	(3.5)	(1.6)	(8.4)
Options	(d)	(15.7)	(6.9)	(15.6)	(23.8)
Interest rate swaps	(e)	0.7	1.8	(6.5)	1.2
Credit default swaps	(f)	(1.2)	1.2	(1.9)	1.5
Total net derivative gains (losses)		$(15.6)	$(6.5)	$(26.5)	$(30.8)

(a) Equity-linked futures positions produced gains of $3.0 million due to the impact of volatile equity market performance as positions were executed and rolled during the quarter.

(b) Bond futures contracts produced $0.2 million in realized losses during the quarter due to the upward shift in the rate curve.

(c) Short positions on equity-linked total return swaps produced losses of $1.5 million during the quarter as a reflection of volatile equity market performance relative to periodic payment and reset dates.

(d) Options generated $15.7 million of loss during the quarter, driven by normal amortization of $9.2 million primarily on fourth quarter 2017 and first quarter 2018 acquisitions, in addition to mark-to-market losses of $6.5 million related to positional activity and holding mark-to-market costs on inventory positions.

(e) Receive fixed vanilla interest rate swaps generated $1.7 million in mark-to-market losses during the quarter resulting from the upward shift of the rate curve, offset by $2.4 million in TIPS hedge unwinding loss in first quarter 2018 classified to net realized gains (losses) in the second quarter 2018.

(f) Credit default swaps generated mark-to-market losses of $1.2 million as corporate and sovereign spreads widened during the quarter.

For the three and six months ended June 30, 2018 and 2017, the Company did not record OTTI in income.

The following table provides the components of policy benefits by type for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(dollars in millions)	2018	2017	2018	2017
Annuity benefit unlocking	$(11.3)	$(12.1)	$(7.4)	$(38.9)
Annuity benefit expense	14.7	15.9	20.0	26.3
Amortization (accretion) of deferred sales inducements	-	0.1	0.3	0.4
Life insurance mortality expense	10.8	8.0	23.5	14.6
Total policy benefits increase (decrease)	$14.2	$11.9	$36.4	$2.4

Policy benefits expense for the six months ended June 30, 2018 increased $34.0 million, which was primarily driven by $28.0 million in higher SOP reserves, resulting from lower equity market returns in 2018 compared to 2017, and higher mortality expense, driven by unfavorable mortality and claims experience in the current year.

For a complete discussion of the Company’s accounting policies related to VOBA, refer to Part II – Item 7, Management’s Narrative Analysis of Results of Operations – Critical Accounting Policies and Estimates, VOBA, in the Company’s 2017 Annual Report on Form 10-K.

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

All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contributions to the Statement of Income (Loss) for the three and six months ended June 30, 2018 and 2017:

Annuity	Three months ended June 30, 2018	Three months ended June 30, 2017
Policy charge revenue	$23.4	$23.9
Net investment income (loss)	10.1	13.0
Net realized investment gains (losses)	(2.3)	1.9
Derivative gains (losses)	(15.8)	(6.5)
Total Revenue	$15.4	$32.3

Interest credited to policyholder liabilities	$1.8	$1.9
Policy benefits (net of reinsurance recoveries)	3.3	3.9
Amortization (accretion) of DAC	(0.1)	0.6
Amortization (accretion) of VOBA	(1.1)	0.6
Insurance, general and administrative expenses	8.9	5.8
Total Expenses	$12.8	$12.8

Income (Loss) before taxes	$2.6	$19.5
Income tax expense (benefit)	(0.4)	-
Net income (loss)	$3.0	$19.5

Life Insurance
Policy charge revenue	$12.8	$13.4
Net investment income (loss)	12.4	13.4
Net realized investment gains (losses)	(0.6)	0.3
Derivative gains (losses)	0.2	-
Total Revenue	$24.8	$27.1

Interest credited to policyholder liabilities	$10.7	$11.5
Policy benefits (net of reinsurance recoveries)	10.8	8.0
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	7.6	2.2
Insurance, general and administrative expenses	1.0	0.8
Total Expenses	$30.1	$22.5

Income (Loss) before taxes	$(5.3)	$4.6
Income tax expense (benefit)	(0.1)	-
Net income (loss)	$(5.2)	$4.6

Annuity	Six months ended June 30, 2018	Six months ended June 30, 2017
Policy charge revenue	$47.1	$47.9
Net investment income (loss)	21.4	27.3
Net realized investment gains (losses)	8.6	1.7
Derivative gains (losses)	(26.5)	(30.8)
Total Revenue	$50.6	$46.1

Interest credited to policyholder liabilities	$6.7	$3.6
Policy benefits (net of reinsurance recoveries)	12.9	(12.2)
Amortization (accretion) of DAC	1.2	1.7
Amortization (accretion) of VOBA	2.3	2.2
Insurance, general and administrative expenses	15.6	13.9
Total Expenses	$38.7	$9.2

Income (Loss) before taxes	$11.9	$36.9
Income tax expense (benefit)	-	0.4
Net income (loss)	$11.9	$36.5

Life Insurance
Policy charge revenue	$26.3	$26.9
Net investment income (loss)	25.1	27.1
Net realized investment gains (losses)	0.3	0.5
Derivative gains (losses)	-	-
Total Revenue	$51.7	$54.5

Interest credited to policyholder liabilities	$21.5	$22.8
Policy benefits (net of reinsurance recoveries)	23.4	14.6
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	7.2	3.0
Insurance, general and administrative expenses	1.7	1.5
Total Expenses	$53.8	$41.9

Income (Loss) before taxes	$(2.1)	$12.6
Income tax expense (benefit)	-	0.2
Net income (loss)	$(2.1)	$12.4

For the three months ended June 30, 2018, the $17.4 million decrease in net income for the annuity segment as compared to the comparable 2017 period was primarily due to higher derivative losses and net realized investment losses in 2018, compared to net realized investment gains during the comparable period in 2017. The increase in derivative losses of $9.3 million as compared to the 2017 comparable quarter were primarily driven by larger losses on put option positions due to positional activity combined with the impact from volatile equity markets experienced in 2018, offset by the reclassification of a TIPS hedge unwinding loss from the first quarter of 2018. The increase in net realized investment losses of $4.2 million as compared to the comparable 2017 quarter was driven by the reclassification from derivative losses for the TIPS hedge unwind rather than net realized gains on sales experienced in the prior year. An increase of $3.1 million in insurance and general and administrative expenses was due to the $3.2 million release of a previously set accrual relating to remediation of model changes in the second quarter of 2017 which was not repeated in the current year. For the six months ended June 30, 2018, the $24.6 million decrease in net income as compared to the comparable 2017 period was primarily due to higher policy benefits expense of $25.1 million which was driven by higher SOP reserves. In 2018, $3.0 million reserves were released compared to $31.0 million in 2017 resulting from stronger equity returns in 2017.

For the three months ended June 30, 2018, the $8.9 million decrease in net income for the life segment as compared to the comparable 2017 period was primarily driven by a $5.4 million increase in amortization of VOBA and a $2.8 million increase in policy benefit expense. The increase of VOBA was due primarily to the $10.8 million unfavorable unlocking, which resulted from the annual review of assumptions for 2018, offset by lower amortization of $0.9 million as a result of lower fund performance and a favorable $4.5 million correction to the mortality improvement factor. The policy benefit expense increase was driven by an increase in life claims expense due to a larger average claim size in 2018, compared to the same period in 2017. For the six months ended June 30, 2018, the $14.5 million decrease in net income as compared to the comparable 2017 period was primarily driven by an $8.9 million increase in policy benefits expense and a $4.2 million increase in amortization of VOBA. Policy benefits increased primarily due to a larger average life claim size in 2018, compared to the same period in 2017. VOBA increased due to the $10.8 million unfavorable unlocking, which resulted from the annual review of assumptions for 2018, lower amortization of $2.1 million as a result of lower fund performance and a favorable $4.5 million correction of the mortality improvement factor.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As an insurance company, the Company is in the “risk” business and as a result is exposed to a variety of risks. Our largest exposures are to changes in the financial markets (e.g., interest rate, credit and equity market risks) that affect the value of our investments, liabilities from products that we sold, deferred expenses and the value of business acquired. There have been no material changes in our economic exposure to market risk since December 31, 2017. See Part II - Item 7A, Quantitative and Qualitative Disclosures about Market Risk, in the Company’s 2017 Annual Report on Form 10-K for a full description of our risk management and control systems.

Item 4. Controls and Procedures

The Company’s Disclosure Committee assists with the monitoring and evaluation of the Company’s disclosure controls and procedures. The Company’s President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the President and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures are effective as of June 30, 2018.

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) occurred during the second fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

See Note 11, Commitments and Contingencies, for a description of material pending litigation and regulatory proceedings affecting the Company, in the Notes to Financial Statements which is incorporated herein by reference.

Item 1A. Risk Factors

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. Other than as discussed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks described in the 2017 Annual Report on Form 10-K and elsewhere in this Form 10-Q may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

A computer system failure or security breach may disrupt the Company’s business, damage the Company’s reputation and adversely affect the Company’s results of operations, financial condition and cash flows.

Changes towards more sophisticated internet technologies, changing customer needs and evolving applicable standards increase the dependency on internet, secure systems and related technology. Introducing new technologies, computer system failures, cyber-crime attacks or security breaches may disrupt the Company’s business, damage the Company’s reputation and adversely affect the Company’s results of operations, financial condition and cash flows. Cyber risk is predominantly determined by the risk of malicious outside forces using public networks to attack the Company’s systems, but also includes inside threats, both malicious and accidental. In recent years this risk has increased sharply due to a number of developments in how information systems are used by companies such as the Company, but also by society in general. Threats have increased as hackers get more organized and employ more sophisticated techniques. At the same time companies increasingly unlock information systems through the internet to customers and business partners expanding the attack surface hackers can exploit. Furthermore, the nature of the Company’s business increasingly becomes more data driven.

A breach of data privacy and security obligations may disrupt the Company’s business, damage the Company’s reputation and adversely affect financial conditions and results of operations.

Pursuant to applicable laws, various government agencies and independent administrative bodies have established rules protecting the privacy and security of personal information. The Company, and numerous of its systems, employees and business partners have access to, and routinely process, the personal information of consumers. The Company relies on various processes and controls to protect the confidentiality of personal information and other confidential information that is accessible to, or in the possession of, the Company, its systems, employees and business partners. It is possible that a Company employee, business partner or system could, intentionally or unintentionally, inappropriately disclose or misuse personal or confidential information. The Company’s data or data in its possession could also be the subject of a cybersecurity attack. If the Company fails to maintain adequate processes and controls or if the Company or its business partners fail to comply with relevant laws and regulations, policies and procedures, misappropriation or intentional or unintentional inappropriate disclosure or misuse of personal information or other confidential information could occur. Such control inadequacies or non-compliance could cause disrupted operations and misstated or unreliable financial data, materially damage the Company’s reputation or lead to civil or criminal penalties, which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company analyzes personal information and customer data to better manage its business, subject to applicable laws and regulations and other restrictions. It is possible that additional regulatory or other restrictions regarding the use of such techniques may be imposed. Additional privacy and security obligations are likely to be imposed. Such limitations could have material impacts or the Company’s business, financial conditions and/or results of operations.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: August 14, 2018	By:	/s/ C. Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer