Form 10-Q
period 2018-09-30
TRANSAMERICA ADVISORS LIFE INSURANCE Co
filed 2018-11-14
CIK 845091

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
	(unaudited)
ASSETS
Investments
Fixed maturity available-for-sale securities, at estimated fair value
(amortized cost: 2018 - $1,173,737; 2017 - $1,418,128)	$1,224,520	$1,548,638
Equity available-for-sale securities, at estimated fair value
(cost: 2018 - $0; 2017 - $25,473)	-	28,497
Equity securities, at estimated fair value
(cost: 2018 - $25,473; 2017 - $0)	27,687	-
Limited partnerships	1,184	1,375
Mortgage loans on real estate	26,013	24,962
Policy loans	590,689	608,183
Derivative assets	10,788	8,212
Total investments	1,880,881	2,219,867
Cash and cash equivalents	276,020	270,307
Accrued investment income	27,907	33,303
Deferred policy acquisition costs	27,836	30,207
Deferred sales inducements	6,325	6,867
Value of business acquired	209,360	201,299
Goodwill	2,800	2,800
Income tax asset	1,483	-
Reinsurance receivables	1,090	239
Receivable for investments sold - net	292	-
Other assets	38,746	37,777
Recoverable of ceded guaranteed minimum income benefit embedded derivatives, at fair value	9,321	25,325
Separate Accounts assets	5,561,785	5,793,834
Total Assets	$8,043,846	$8,621,825

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

BALANCE SHEETS - Continued

	September 30,	December 31,
(dollars in thousands, except share data)	2018	2017
	(unaudited)
LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Policyholder liabilities and accruals
Policyholder account balances	$1,006,666	$1,041,903
Future policy benefits	388,515	411,654
Claims and claims settlement expenses	36,960	37,679
Total policyholder liabilities and accruals	1,432,141	1,491,236
Payables for collateral under securities loaned, reverse repurchase agreements and derivatives	204,553	248,561
Checks not yet presented for payment	907	6,061
Derivative liabilities	344	2,226
Income tax liability	3,417	1,934
Affiliated payables - net	9,566	6,148
Affiliated short-term note payable	-	10,000
Reinsurance payables	184	194
Payable for investments purchased - net	-	93
Other liabilities	14,327	18,097
Separate Accounts liabilities	5,561,785	5,793,834
Total Liabilities	7,227,224	7,578,384

Stockholder’s Equity
Common stock ($10 par value; authorized 1,000,000 shares;
issued and outstanding: 250,000 shares)	2,500	2,500
Additional paid-in capital	1,381,038	1,378,311
Accumulated other comprehensive income, net of taxes	17,653	80,499
Retained Earnings (Deficit)	(584,569)	(417,869)
Total Stockholder’s Equity	816,622	1,043,441
Total Liabilities and Stockholder’s Equity	$8,043,846	$8,621,825

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues
Policy charge revenue	$35,978	$37,454	$109,365	$112,299
Net investment income (loss)	22,364	27,427	68,863	81,788
Net realized investment gains (losses)
Net realized investment gains (losses), excluding other-than-temporary impairment losses on securities	84	4,711	8,970	6,926
Net realized investment gains (losses)	84	4,711	8,970	6,926
Net derivative gains (losses)	(15,168)	(9,239)	(41,644)	(40,007)
Total Revenues	43,258	60,353	145,554	161,006

Benefits and Expenses
Interest credited to policyholder liabilities	12,661	13,207	40,835	39,560
Policy benefits (net of reinsurance recoveries:
2018 - $182; $3,035; 2017 - $212; $1,385)	(2,403)	(963)	33,973	1,436
Amortization (accretion) of deferred policy acquisition costs	1,200	1,139	2,404	2,876
Amortization (accretion) of value of business acquired	1,809	11,295	11,236	16,513
Insurance, General and Administrative Expenses	9,542	9,739	26,829	25,159
Total Benefits and Expenses	22,809	34,417	115,277	85,544
Income (Loss) Before Taxes	20,449	25,936	30,277	75,462
Income Tax Expense (Benefit)	-	-	-	575
Net Income (Loss)	$20,449	$25,936	$30,277	$74,887

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2018	2017	2018	2017
	(unaudited)		(unaudited)

Net Income (Loss)	$20,449	$25,936	$30,277	$74,887

Other Comprehensive Income (Loss)
Net unrealized gains (losses) on available-for-sale securities
Net unrealized holding gains (losses) arising during the period	(8,868)	1,592	(66,678)	26,039
Reclassification adjustment for (gains) losses included in net income (loss)	(1,212)	-	(13,572)	(79)
	(10,080)	1,592	(80,250)	25,960
Net unrealized gains (losses) on cash flow hedges
Net unrealized gains (losses) on cash flow hedges arising during the period	66	(1,803)	(1,050)	888
Reclassification adjustment for (gains) losses included in net income (loss)	165	63	1,562	683
	231	(1,740)	512	1,571
Net unrealized other-than-temporary impairments on securities
Change in previously recognized unrealized other-than-temporary impairments	591	407	524	1,076
	591	407	524	1,076
Adjustments
Value of business acquired	6,319	(780)	19,391	(4,739)
Total other comprehensive income (loss), net of taxes	(2,939)	(521)	(59,823)	23,868
Comprehensive Income (Loss)	$17,510	$25,415	$(29,546)	$98,755

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF STOCKHOLDER’S EQUITY

	Nine Months Ended	Twelve Months Ended
	September 30,	December 31,
(dollars in thousands)	2018	2017
	(unaudited)
Common Stock	$2,500	$2,500

Additional Paid-in Capital
Balance at beginning of period	$1,378,311	$1,425,816
Capital contributions from Transamerica Corporation	2,727	-
Return of capital to Transamerica Corporation	-	(47,505)
Balance at end of period	$1,381,038	$1,378,311

Accumulated Other Comprehensive Income
Balance at beginning of period	$80,499	$55,350
Cumulative effect adjustment (a)	(3,023)	-
Adjusted balance at beginning of period	77,476	55,350
Total other comprehensive income (loss), net of taxes	(59,823)	25,149
Balance at end of period	$17,653	$80,499

Retained Earnings (Deficit)
Balance at beginning of period	$(417,869)	$(377,274)
Cumulative effect adjustment (a)	3,023	-
Adjusted balance at beginning of period	(414,846)	(377,274)
Net income (loss)	30,277	99,405
Cash dividend paid to Transamerica Corporation	(200,000)	(140,000)
Balance at end of period	$(584,569)	$(417,869)

Total Stockholder's Equity	$816,622	$1,043,441

(a)

See Notes to Financial Statements – Note 1, Summary of Significant Accounting Policies, Current Accounting Guidance, for discussion on the adjustment relating to Accounting Standards Update (“ASU”) 2016-01.

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$30,277	$74,887
Adjustments to reconcile net income (loss) to net cash and cash equivalents provided by operating activities:
Change in deferred policy acquisition costs	2,371	2,859
Change in deferred sales inducements	542	671
Change in value of business acquired	11,236	16,513
Change in benefit reserves, net of change in ceded reinsurance recoverable	(7,901)	(40,083)
Change in income tax accruals	-	575
Change in claims and claims settlement expenses	(719)	6,324
Change in other operating assets and liabilities - net	(5,986)	(8,366)
Change in checks not yet presented for payment	(5,154)	1,417
Amortization (accretion) of investments	(502)	(929)
Interest credited to policyholder liabilities	40,835	39,560
Net derivative (gains) losses	41,644	40,007
Net realized investment (gains) losses	(8,970)	(6,926)
Change in unrealized (gains) losses related to limited partnerships	(20)	(2,999)
Change in unrealized (gains) losses related to equity securities	809	-
Net cash and cash equivalents provided by/(used in) operating activities	98,462	123,510

CASH FLOWS FROM INVESTING ACTIVITIES
Sales of available-for-sale securities and mortgage loans	264,464	243,669
Maturities of available-for-sale securities and mortgage loans	148,358	139,435
Purchases of available-for-sale securities and mortgage loans	(159,433)	(356,979)
Sales of limited partnerships	211	97,497
Purchases of limited partnerships	-	(66,065)
Cash received in connection with derivatives	38,215	50,677
Cash paid in connection with derivatives	(85,560)	(91,553)
Proceeds from the maturity or prepayment of policy loans	49,503	51,465
Payments for the origination of policy loans	(32,009)	(32,319)
Net settlement on futures contracts	(1,122)	525
Net cash and cash equivalents provided by/(used in) investing activities	$222,627	$36,352

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

STATEMENTS OF CASH FLOWS - Continued

	Nine Months Ended
	September 30,
(dollars in thousands)	2018	2017
	(unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES
Policyholder deposits	$8,057	$6,960
Policyholder withdrawals	(83,361)	(84,737)
Capital contributions from Transamerica Corporation	2,727	-
Cash dividend paid to Transamerica Corporation	(200,000)	-
Return of capital to Transamerica Corporation	-	(35,760)
Change in payables for collateral under securities loaned, reverse repurchase agreements and derivatives	(32,799)	9,138
Cash receipts from affiliated short-term note payable	-	38,000
Cash paid on affiliated short term note payable	(10,000)	(38,000)
Net cash and cash equivalents provided by/(used in) financing activities	(315,376)	(104,399)

Net increase (decrease) in cash and cash equivalents (a)	5,713	55,463
Cash and cash equivalents, beginning of period	270,307	267,844
Cash and cash equivalents, end of period	$276,020	$323,307

(a)	Included in net increase (decrease) in cash and cash equivalents is interest paid (2018 - $132; 2017 - $98), interest received (2018 - $2; 2017 - $6), and income taxes paid (2018 - $0; 2017 - $0).

See Notes to Financial Statements

TRANSAMERICA ADVISORS LIFE INSURANCE COMPANY

(A WHOLLY-OWNED SUBSIDIARY OF TRANSAMERICA CORPORATION)

NOTES TO FINANCIAL STATEMENTS (unaudited)

(dollars in thousands)

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

Transamerica Advisors Life Insurance Company (“TALIC,” the “Registrant,” the “Company,” “we,” “our,” or “us”) is a wholly-owned subsidiary of Transamerica Corporation (“TA Corp” or “the Parent”), which is an indirect wholly-owned subsidiary of Aegon N.V., a limited liability share company organized under Dutch law. Aegon N.V. and its subsidiaries and joint ventures have life insurance and pension operations in over twenty countries in Europe, the Americas, and Asia and are also active in savings and investment operations, accident and health insurance, and general insurance and have limited banking operations in a number of these countries.

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

Income before taxes and net income for the nine months ended September 30, 2018 includes a net increase of $4,500, reflecting the correction of a prior period error. The Company’s annual comprehensive review of actuarial assumptions identified an error in the implementation of the mortality improvement factor changes during the third quarter of 2017, which caused amortization of value of business acquired to be incorrect. Management has evaluated the error and related correction and concluded it was not material to any previously reported quarterly or annual financial statements or to the current reporting period.

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

Investments

Fixed Maturity and Equity Securities

The Company’s investments consist principally of fixed maturity securities that are classified as available-for-sale (“AFS”) and are reported at estimated fair value. With the adoption of ASU 2016-01 the Company classified holdings in non-redeemable preferred stock as equity securities, which are reported at estimated fair value on the Balance Sheets, with valuation adjustments recorded through net investment income on the Statements of Income (Loss).

VOBA, DAC and DSI

Annually, the Company performs a comprehensive review of actuarial assumptions utilized in measuring insurance liabilities and expected gross profits used in amortizing VOBA, DAC and DSI. The assumptions include, but are not necessarily limited to, inputs such as mortality, policyholder behavior and expected future rates of returns on investments. As part of this review, the Company considers emerging trends, future expectations and other data, including any observable market data. In prior years, these assumptions were updated and implemented in the third quarter of each year, unless a material change in experience, indicative of a long-term trend, was observed during an interim period. Beginning in 2018, these annual assumption updates were made in the second quarter to align with Aegon N.V.’s semi-annual external reporting. If material changes in experience, indicative of a long-term trend, are observed during an interim period, updated assumptions would be implemented.

Future Policy Benefits

The Company’s liability for future policy benefits consists of liabilities for immediate annuities and liabilities for certain guaranteed benefits contained in the variable insurance products the Company manufactures. Liabilities for immediate annuities are equal to the present value of estimated future payments to or on behalf of policyholders, where the timing and amount of payment generally depends on policyholder mortality. Interest rates used in establishing such liabilities were in the range of 0.01% to 9.6% during 2018. See Notes to Financial Statements - Note 5, Variable Contracts Containing Guaranteed Benefits, for further discussion.

Subsequent Events

The Financial Statements are adjusted to reflect material events that occurred between the Balance Sheet date and the date when the Financial Statements are issued, provided they give evidence of conditions that existed at the Balance Sheet date. Material events that are indicative of conditions that arose after the Balance Sheet date are disclosed, but do not result in an adjustment of the Financial Statements themselves. No subsequent events have been identified that require adjustments to or disclosure in the Financial Statements.

Current Accounting Guidance

ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flow (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update provide guidance on the following eight specific cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and they should be applied using a retrospective transition method to each period presented unless impracticable. The Company adopted this standard on January 1, 2018. Adoption of this ASU did not have a material impact on its Financial Statements.

ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. For the Company, the amendments in this guidance are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments in this guidance are to be applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption, except for those related to equity securities without readily determinable fair values (including disclosure requirements) which are to be applied prospectively to equity investments that exist as of the date of adoption of the Update. The Company adopted this standard on January 1, 2018. The Company has no equity securities without readily determinable fair value, however it has equity securities that are in scope. Therefore, adoption of this ASU resulted in a $3,023 beginning of period cumulative-effect adjustment for unrealized gains and current period had unrealized losses recorded through net investment income (loss) in the Statements of Income (Loss), which are not material to the Company’s Financial Statements. See the Statements of Comprehensive Income (Loss), Statements of Stockholder’s Equity and Note 7, Accumulated Other Comprehensive Income (“AOCI”), for Financial Statement and disclosure impacts related to the beginning of period cumulative-effect adjustment and Note 3, Investments, for current period disclosure impact.

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

Future Accounting Guidance

ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820). The amendments in this Update improve the effectiveness of disclosures about fair value measurements required under ASC 820 for recurring and nonrecurring fair value measurements by removing, modifying and adding certain disclosures. The amendments in this Update are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2018-12, Financial Services – Insurance (Topic 944): Targeted Improvements to the Accounting for Long-Duration Contracts

In August 2018, the FASB issued 2018-12, Financial Services – Insurance (Topic 944). The amendments in this Update change how insurance companies account for and disclose long-duration contracts, such as life insurance, disability income, long-term care, and annuities, and how DAC are amortized. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. The Company is evaluating the impact that adoption of this Update will have on its Financial Statements.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued new guidance on derivatives and hedging ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The objectives of the Update are to improve transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities and to reduce the complexity of and simplify the application of hedge accounting by preparers. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815) – Inclusion of Secured Overnight Financing Rate (SOFR) Oversight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, which extends the scope of the targeted improvements to include an additional alternative for US Benchmark interest rates. The amendments in these Updates are effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is evaluating the impact that adoption of these Updates will have on its Financial Statements.

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

The following tables present the Company’s hierarchy for its assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$802,660	$-	$802,660
Asset-backed securities	-	40,248	-	40,248
Commercial mortgage-backed securities	-	60,078	-	60,078
Residential mortgage-backed securities	-	51,560	-	51,560
Municipals	-	900	-	900
Government and government agencies
United States	236,297	-	-	236,297
Foreign	1,416	25,986	-	27,402
Redeemable preferred stock	-	5,375	-	5,375
Total fixed maturity AFS securities	$237,713	$986,807	$-	$1,224,520
Equity securities (a)
Banking securities	$-	$27,687	$-	$27,687
Total equity securities	$-	$27,687	$-	$27,687
Cash equivalents (b)	$30,368	$228,912	$-	$259,280
Derivative assets (c)	-	10,788	-	10,788
Fair value recoverable of ceded guaranteed minimum income benefits (“GMIB”) embedded derivatives (d)	-	-	9,321	9,321
Investments measured at net asset value (“NAV”) (e)	-	-	-	5,562,969
Total assets	$268,081	$1,254,194	$9,321	$7,094,565

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$26,091	$26,091
Derivative liabilities (c)	-	344	-	344
Total liabilities	$-	$344	$26,091	$26,435

	December 31, 2017
	Level 1	Level 2	Level 3	Total
Assets
Fixed maturity AFS securities (a)
Corporate securities	$-	$942,024	$-	$942,024
Asset-backed securities	-	52,642	4,264	56,906
Commercial mortgage-backed securities	-	73,321	-	73,321
Residential mortgage-backed securities	-	81,417	-	81,417
Municipals	-	881	-	881
Government and government agencies
United States	362,119	-	-	362,119
Foreign	1,444	24,836	-	26,280
Redeemable preferred stock	-	5,690	-	5,690
Total fixed maturity AFS securities	$363,563	$1,180,811	$4,264	$1,548,638
Equity AFS securities (a)
Banking securities	$-	$28,497	$-	$28,497
Total equity AFS securities	$-	$28,497	$-	$28,497
Cash equivalents (b)	$20,812	$247,941	$-	$268,753
Derivative assets (c)	-	8,212	-	8,212
Fair value recoverable of ceded GMIB embedded derivatives (d)	-	-	25,325	25,325
Investments measured at NAV (e)	-	-	-	5,795,209
Total assets	$384,375	$1,465,461	$29,589	$7,674,634

Liabilities
Future policy benefits (embedded derivatives only) (f)	$-	$-	$38,471	$38,471
Derivative liabilities (c)	-	2,226	-	2,226
Total liabilities	$-	$2,226	$38,471	$40,697

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

Government and government agencies – Valuations of government and government agencies’ securities are monitored and reviewed on a monthly basis. When available, the Company uses quoted market prices in active markets to determine the fair value of its government and government agencies’ investments. When the Company cannot make use of quoted market prices, it uses market prices from indices or quotes from third-party pricing services or brokers.

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

(c)

Level 2 derivatives include interest rate swaps, inflation swaps, variance swaps, total return swaps, credit default swaps (“CDS”), options and futures for which the Company utilized readily accessible quoted index levels and broker quotes. The fair value of exchange traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the Overnight Index Swap at the reporting date, as compared to the fixed leg of the swap. The fair value of over-the-counter (“OTC”) traded interest rate swaps is calculated based on the change in the underlying floating rate curve measured using the London Inter-Bank Offered Rate (“LIBOR”) at the reporting date, as compared to the fixed leg of the swap. The fair value of inflation swaps is calculated as the difference between the consumer price index (or related readily accessible quoted inflation index level) at the reporting date and the last reset date, multiplied by the notional value of the swap. The fair value of variance swaps is calculated as the difference between the estimated volatility of the underlying Standard & Poor’s 500 Composite Price Index (“S&P”) at maturity and the actual volatility of the underlying S&P at initiation (i.e., strike) multiplied by the notional value of the swap. Total return swaps are valued based on the change in the underlying equity index as of the last reset date. The fair value of equity options is calculated using the Black-Scholes model and market observable inputs for the underlying market price and volatility surface. Credit default swaps are valued using a discounted cash flow model where future premium payments and protection payments are corrected for the probability of default, which is modeled using an arbitrage free credit spread model. The fair value of futures contracts is calculated as the day over day change at the end of the reporting period in the value of the underlying index or bond, multiplied by the number of contracts and the multiplier associated with the futures ticker.

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

	September 30, 2018				December 31, 2017
Investment:	Fair	Unfunded	Redemption	Redemption	Fair	Unfunded
Limited Partnerships	Value	Commitments	Frequency	Notice Period	Value	Commitments
Limited Partnership - Private Equity	$1,184	$-	None (g)	None	$1,375	$-
Separate Accounts	5,561,785	-	Daily	None	5,793,834	-
Investments measured at NAV	$5,562,969	$-			$5,795,209	$-

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

(g)

The general partner would have to consent to any sale of limited partnership interest. The general partner has no obligation to liquidate any limited partner interest prior to the final dissolution of the Partnership.

For the nine months ended September 30, 2018 and twelve months ended December 31, 2017, there were no transfers between Level 1 and 2.

The following table summarizes the change in the fair value of the Company’s Level 3 fixed maturity AFS securities at September 30, 2018 and December 31, 2017:

	Nine Months Ended September 30, 2018	Twelve Months Ended December 31, 2017
	Fixed Maturity AFS	Fixed Maturity AFS
	Securities	Securities
Balance at beginning of period (a)	$4,264	$9,215
Change in unrealized gains (losses) (b)	(132)	254
Purchases	-	4,000
Sales	(89)	(5,242)
Transfers into Level 3	-	3,000
Transfers out of Level 3	(4,043)	(6,965)
Changes in valuation (c)	-	1
Net realized investment gains (c)	-	1
Balance at end of period (a)	$-	$4,264

(a)	Recorded as a component of fixed maturity AFS securities on the Balance Sheets.
(b)	Recorded as a component of other comprehensive income (loss) (“OCI”) in net unrealized holding gains (losses) on AFS securities arising during the period.
(c)	Recorded as a component of net realized investment gains (losses) on securities in the Statements of Income (Loss).

In certain circumstances, the Company will obtain non-binding broker quotes from brokers to assist in the determination of fair value. If those quotes can be corroborated by other market-observable data, the investments will be classified as Level 2 investments. If not, the investments are classified as Level 3 due to the unobservable nature of the brokers’ valuation processes. The decrease of Level 3 fixed maturity securities at September 30, 2018 was primarily driven by the transfer of an ABS security from Level 3 to Level 2 due to the availability of market observable data.

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

The expected market rates of return are based on risk-free rates, such as the current LIBOR forward curve. The credit spread, which is a significant unobservable input, is set by using the CDS spreads of a reference portfolio of life insurance companies, adjusted to reflect the subordination of senior debt holders at the holding company level to the position of policyholders at the operating company level (who have priority in payments to other creditors). The credit spread was 35 and 30 basis points (“bps”) at September 30, 2018 and December 31, 2017, respectively.

For equity volatility, the Company uses a term structure assumption with market-based implied volatility inputs for the first five years and a long-term forward rate assumption of 25%-30% thereafter. The volume of observable option trading from which volatilities are derived generally declines as the contracts’ term increases; therefore, the volatility curve grades from implied volatilities for five years to the ultimate rate. Correlations of market returns across underlying indices are based on historical market returns and their inter-relationships over a number of years preceding the valuation date. Assumptions regarding policyholder behavior, included in the models, such as lapses, are derived in the same way as the assumptions used to measure insurance liabilities. The Company reviews these assumptions at each valuation date and updated based on historical experience and observable market data as required.

The following table provides a summary of the changes in the fair value of the Company’s Level 3 liabilities (assets) at September 30, 2018 and December 31, 2017:

	Nine Months Ended			Twelve Months Ended
	September 30, 2018			December 31, 2017
		GMIB			GMIB
	GMWB	Reinsurance	SALB	GMWB	Reinsurance	SALB
Balance at beginning of period (a)	$37,566	$(25,325)	$905	$54,414	$(48,166)	$729
Changes in interest rates (b)	(10,928)	5,898	-	5,787	(1,841)	-
Changes in equity markets (b)	(1,645)	3,639	-	(19,803)	24,663	176
Other (b)	193	6,467	-	(2,832)	19	-
Balance at end of period (a)	$25,186	$(9,321)	$905	$37,566	$(25,325)	$905

(a)

GMWB and SALB are recorded as a component of future policy benefits on the Balance Sheets and GMIB reinsurance is recorded as recoverable of ceded GMIB embedded derivatives, at fair value on the Balance Sheets.

(b)	Recorded as a component of policy benefits in the Statements of Income (Loss).

For the nine months ended September 30, 2018, the decrease in the fair value of the GMWB guarantees was primarily driven by the increase in interest rates. The change in the fair value of the GMIB reinsurance guarantees was driven by changes in equity market performance and interest rates and the GMIB annuitization assumption changes made in the second quarter of 2018. The fair value of the GMIB reinsurance guarantees decreased due to higher equity market returns, increased interest rates, along with various assumption and model changes implemented as a result of the annual review of assumptions for 2018. The fair value of the GMIB reinsurance guarantees and the fair value of the GMWB reinsurance guarantees moved in opposite directions.

The following tables provide a summary of the quantitative inputs and assumptions of the Company’s Level 3 assets and liabilities at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Future policy benefits (embedded derivatives) - GMIB Reinsurance	$9,321	Discounted cash flows	Own credit risk	35 bps
			Long-term volatility	25% - 30%
Total assets	$9,321

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$25,186	Discounted cash flows	Own credit risk	35 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	905	(b)	(b)	(b)
Total liabilities	$26,091

	December 31, 2017
	Estimated			Range
Description	Fair Value	Valuation Techniques	Unobservable Inputs	(Weighted Average)
Assets
Fixed maturity securities
Asset-backed securities	$4,264	Broker	(a)	(a)
Total fixed maturity securities	$4,264

Future policy benefits (embedded derivatives) -GMIB Reinsurance	25,325	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%
Total assets	$29,589

Liabilities
Future policy benefits (embedded derivatives) - GMWB	$37,566	Discounted cash flows	Own credit risk	30 bps
			Long-term volatility	25% - 30%

Future policy benefits - SALB	905	(b)	(b)	(b)
Total liabilities	$38,471

(a)

The Company has obtained non-binding broker quotes, which cannot be corroborated by market observable data, to assist in determining the fair values of Level 3 ABS. The Company does not receive the unobservable inputs used by the broker but performs annual reviews to approve the use of brokers and obtains an asset specialist’s review of the broker’s price.

(b)

The SALB is a product with fewer than 110 and 125 policies as of September 30, 2018 and December 31, 2017, respectively. Due to the small size of this block, the liability was established based on the fees.

The following tables present the carrying amount and the estimated fair value by fair value hierarchy level of the Company’s financial assets and liabilities that are not carried at fair value on the Balance Sheets at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Carrying amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans on real estate (a)	$26,013	$25,756	$-	$-	$25,756
Policy loans (b)	590,689	590,689	-	590,689	-
Total assets	$616,702	$616,445	$-	$590,689	$25,756
Liabilities
Payable for collateral under reverse repurchase agreements (c)	$10,195	$10,195	$-	$10,195	$-
Payable for collateral under securities loaned (d)	193,582	193,582	-	193,582	-
Payable for derivative collateral (e)	776	776	-	776	-
Total liabilities	$204,553	$204,553	$-	$204,553	$-

	December 31, 2017
	Carrying amount	Estimated Fair Value	Level 1	Level 2	Level 3
Assets
Mortgage loans on real estate (a)	$24,962	$26,049	$-	$-	$26,049
Policy loans (b)	608,183	608,183	-	608,183	-
Total assets	$633,145	$634,232	$-	$608,183	$26,049
Liabilities (f)
Payable for collateral under reverse repurchase agreements (c)	$36,494	$36,494	$-	$36,494	$-
Payable for collateral under securities loaned (d)	209,923	209,923	-	209,923	-
Payable for derivative collateral (e)	2,144	2,144	-	2,144	-
Total liabilities	$248,561	$248,561	$-	$248,561	$-

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

(f)

The carrying amount and estimated fair value by fair value hierarchy of the Company’s financial liabilities were added to the December 31, 2017 table for comparability as originally presented in the Company’s Annual Report on Form 10-K, the liabilities were omitted in error.

Note 3.  Investments

Fixed Maturity AFS and Equity AFS Securities

The amortized cost/cost, gross unrealized gains and losses, estimated fair values and other-than-temporary impairments (“OTTI”) reflected in accumulated other comprehensive income (“AOCI”) of investments in fixed maturity securities at September 30, 2018 and December 31, 2017 and the amortized cost/cost, gross unrealized gains and losses, estimated fair values and OTTI reflected in AOCI of investments in equity AFS securities at December 31, 2017 were:

	September 30, 2018
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (a)
Fixed maturity AFS securities
Corporate securities	$785,816	$26,379	$(9,535)	$802,660	$-
Asset-backed securities	40,921	3	(676)	40,248	-
Commercial mortgage-backed securities	61,112	435	(1,469)	60,078	-
Residential mortgage-backed securities	43,141	8,478	(59)	51,560	-
Municipals	903	-	(3)	900	-
Government and government agencies
United States	209,476	27,107	(286)	236,297	-
Foreign	26,577	1,107	(282)	27,402	-
Redeemable preferred stock	5,791	-	(416)	5,375	-
Total fixed maturity AFS securities	$1,173,737	$63,509	$(12,726)	$1,224,520	$-

	December 31, 2017
		Gross Unrealized		Estimated
	Amortized			Fair	OTTI in
	Cost/Cost	Gains	Losses	Value	AOCI (a)
Fixed maturity AFS securities
Corporate securities	$885,440	$58,766	$(2,182)	$942,024	$-
Asset-backed securities	56,852	241	(187)	56,906	-
Commercial mortgage-backed securities	72,373	1,397	(449)	73,321	-
Residential mortgage-backed securities	74,385	7,076	(44)	81,417	-
Municipals	906	-	(25)	881	-
Government and government agencies
United States	298,223	63,998	(102)	362,119	-
Foreign	24,158	2,168	(46)	26,280	-
Redeemable preferred stock	5,791	-	(101)	5,690	-
Total fixed maturity AFS securities	$1,418,128	$133,646	$(3,136)	$1,548,638	$-

Equity AFS securities
Banking securities	$25,473	$3,024	$-	$28,497	$-
Total equity AFS securities	$25,473	$3,024	$-	$28,497	$-

(a)	Represents OTTI in AOCI, which were not reflected in earnings. Amount excludes $3,888 and $3,364 of unrealized gains at September 30, 2018 and December 31, 2017, respectively.

Excluding investments in U.S. government and government agencies, the Company is not exposed to any significant concentration of credit risk in its fixed maturity securities portfolio.

The amortized cost and estimated fair value of fixed maturity AFS securities by investment grade at September 30, 2018 and December 31, 2017 were:

	September 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Investment grade	$1,112,087	$1,154,820	$1,337,738	$1,460,708
Below investment grade	61,650	69,700	80,390	87,930
Total fixed maturity AFS securities	$1,173,737	$1,224,520	$1,418,128	$1,548,638

At September 30, 2018 and December 31, 2017, the estimated fair value of fixed maturity securities rated BBB-, which is the lowest investment grade rating given by rating agencies, was $96,915 and $120,663, respectively. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments to assess whether they are OTTI.

The amortized cost and estimated fair value of fixed maturity AFS securities by contractual maturities at September 30, 2018 and December 31, 2017 were:

	September 30, 2018		December 31, 2017
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Fixed maturity AFS securities
Due in one year or less	$122,414	$123,874	$73,570	$74,686
Due after one year through five years	325,203	329,235	466,858	484,576
Due after five years through ten years	125,951	124,188	134,939	139,174
Due after ten years	454,995	495,337	539,151	638,558
	$1,028,563	$1,072,634	$1,214,518	$1,336,994
Mortgage-backed securities and other asset-backed securities	$145,174	$151,886	$203,610	$211,644
Total fixed maturity AFS securities	$1,173,737	$1,224,520	$1,418,128	$1,548,638

In the preceding table, fixed maturity securities not due at a single maturity date have been included in the year of final maturity. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

The Company had investment securities with an estimated fair value of $6,385 and $4,246 that were deposited with insurance regulatory authorities at September 30, 2018 and December 31, 2017, respectively.

Unrealized Losses on Fixed Maturity AFS and Equity AFS Securities

The Company’s investments in fixed maturity securities and equity securities previously classified as AFS are carried at estimated fair value with unrealized gains and losses included in stockholder’s equity as a component of AOCI, net of taxes.

The estimated fair value and gross unrealized losses and OTTI related to fixed maturity securities at September 30, 2018 and December 31, 2017 and the estimated fair value and gross unrealized losses and OTTI related to equity AFS securities at December 31, 2017, aggregated by length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2018
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$77,544	$78,325	$(781)
Asset-backed securities	13,352	13,514	(162)
Commercial mortgage-backed securities	3,940	3,967	(27)
Residential mortgage-backed securities	10,139	10,197	(58)
Government and government agencies
Foreign	2,363	2,392	(29)
Total fixed maturity AFS securities	$107,338	$108,395	$(1,057)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Corporate securities	$166,680	$174,211	$(7,531)
Asset-backed securities	19,172	19,543	(371)
Commercial mortgage-backed securities	41,334	42,637	(1,303)
Residential mortgage-backed securities	40	41	(1)
Government and government agencies
United States	7,559	7,846	(287)
Foreign	2,487	2,533	(46)
Total fixed maturity AFS securities	$237,272	$246,811	$(9,539)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$11,885	$13,108	$(1,223)
Asset-backed securities	858	1,000	(142)
Commercial mortgage-backed securities	3,849	3,988	(139)
Residential mortgage-backed securities	21	21	-
Municipals	900	903	(3)
Government and government agencies
Foreign	3,609	3,816	(207)
Redeemable preferred stock	5,375	5,791	(416)
Total fixed maturity AFS securities	$26,497	$28,627	$(2,130)
Total fixed maturity AFS securities	$371,107	$383,833	$(12,726)

	December 31, 2017
			Gross
	Estimated		Unrealized
	Fair	Amortized	Losses and
	Value	Cost/Cost	OTTI (a)
Less than or equal to six months
Fixed maturity AFS securities
Corporate securities	$109,579	$110,819	$(1,240)
Asset-backed securities	20,762	20,791	(29)
Commercial mortgage-backed securities	28,994	29,409	(415)
Residential mortgage-backed securities	2,054	2,098	(44)
Government and government agencies
United States	7,533	7,635	(102)
Total fixed maturity and equity AFS securities	$168,922	$170,752	$(1,830)
Greater than six months but less than or equal to one year
Fixed maturity AFS securities
Commercial mortgage-backed securities	$26	$26	$-
Government and government agencies
Foreign	3,767	3,813	(46)
Redeemable preferred stock	5,690	5,791	(101)
Total fixed maturity and equity AFS securities	$9,483	$9,630	$(147)
Greater than one year
Fixed maturity AFS securities
Corporate securities	$8,498	$9,440	$(942)
Asset-backed securities	2,610	2,768	(158)
Commercial mortgage-backed securities	986	1,020	(34)
Residential mortgage-backed securities	6	6	-
Municipals	881	906	(25)
Total fixed maturity and equity AFS securities	$12,981	$14,140	$(1,159)
Total fixed maturity and equity AFS securities	$191,386	$194,522	$(3,136)
(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The total number of AFS securities in an unrealized loss position with unrealized gains and losses included as a component of AOCI was 134 and 79 at September 30, 2018 and December 31, 2017, respectively. The Company held 332 and 371 total AFS securities at September 30, 2018 and December 31, 2017, respectively.

The following table sets forth, by length of time securities have been in a continuous unrealized loss position, the (i) estimated fair value, (ii) gross unrealized losses/the portion of OTTI recognized in OCI and (iii) the number of securities with fair value declining below amortized cost by between 20% and 40% at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Estimated	Gross Unrealized	Number of	Estimated	Gross Unrealized	Number of
	Fair Value	Losses/OTTI (a)	Securities	Fair Value	Losses/OTTI (a)	Securities
Decline 20% - 40%
Held longer than six months but less than or equal to one year	$518	$(256)	1	$-	$-	-
Held longer than one year	2,169	(773)	2	2,033	(908)	2
Total	$2,687	$(1,029)	3	$2,033	$(908)	2

(a)    Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Unrealized gains (losses) incurred during the nine months ended September 30, 2018 and the year ended December 31, 2017 were primarily due to price fluctuations resulting from changes in interest rates and credit spreads. If the Company has the intent to sell or it is more likely than not that the Company will be required to sell these securities prior to the anticipated recovery of the amortized cost, securities are written down to fair value. If cash flow models indicate a credit event will impact future cash flows, the security is impaired to discounted cash flows. For fixed maturity AFS securities, the Company does not intend to sell them, nor is it more likely than not that the Company will be required to sell them before the recovery of their respective amortized cost bases, and the Company expects to recover the entire cost basis of each of the debt securities. In making the OTTI assessment, the Company considers all available information relevant to the collectability of the security, including information about past events, current conditions, and reasonable and supportable forecasts, when developing the estimate of cash flows expected to be collected. Based on this type of assessment, the Company determined that its fixed maturity AFS securities were not OTTI.

The components of net unrealized gains (losses) and OTTI included in AOCI, net of taxes, at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
Assets
Fixed maturity AFS securities	$50,783	$130,511
Cash equivalent securities	-	(2)
Equity AFS securities	-	3,023
Cash flow hedges	(419)	(931)
VOBA	(11,378)	(30,769)
	$38,986	$101,832
Liabilities
Income taxes - deferred	$(21,333)	$(21,333)
Stockholder's Equity
AOCI, net of taxes	$17,653	$80,499

Equity Securities

The amortized cost/cost, estimated fair value and gross unrealized gains (losses) recorded in net investment income (loss) of investments in equity securities at September 30, 2018 were:

	September 30, 2018
			Gross Unrealized
		Estimated	Gains (Losses) Recorded
	Amortized	Fair	in Net Investment
	Cost/Cost	Value	Income (Loss)
Equity securities
Banking securities	$25,473	$27,687	$2,214
Total equity securities	$25,473	$27,687	$2,214

See Notes to Financial Statements - Note 1, Summary of Significant Accounting Policies, Investments, for a discussion on the adoption of ASU 2016-01.

Mortgage Loans on Real Estate

Mortgage loans on real estate consist entirely of mortgages on commercial real estate. Prepayment premiums are collected when borrowers elect to prepay their debt prior to the stated maturity. The Company received prepayment premiums of $0, $482 and $1,183 during the three and nine months ended September 30, 2018 and twelve months ended December, 31 2017, respectively. Prepayment premiums are included in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss). The Company does not accrue interest on loans ninety days past due. At September 30, 2018 and December 31, 2017, there were no commercial mortgage loans that had two or more payments delinquent.

The fair values of mortgage loans on real estate are estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and/or similar remaining maturities. The estimated fair value of the mortgages on commercial real estate at September 30, 2018 and December 31, 2017 was $25,756 and $26,049, respectively.

Loans are considered impaired when it is probable that, based upon current information and events, the Company will be unable to collect all amounts due under the contractual terms of the loan agreement. A valuation allowance is established when a loan is determined to be impaired for the excess carrying value of the loan over its estimated collateral value. There were no impaired mortgage loans at September 30, 2018 and December 31, 2017. For the portion of the mortgage loan portfolio without specific reserves, an allowance for credit losses is established. The change in the allowance for credit losses is reflected in net realized investment gains (losses), excluding OTTI losses on securities, in the Statements of Income (Loss).

The commercial mortgages were geographically diversified throughout the United States as follows at September 30, 2018: Florida, 23%; Utah, 22%; Minnesota, 20%; Arkansas, 19%; Colorado, 9%; and New Jersey, 8%.

The credit quality of commercial mortgage loans at September 30, 2018 and December 31, 2017 was as follows:

	September 30,	December 31,
Commercial	2018	2017
AAA - AA	$13,076	$11,723
A	7,950	13,246
BBB	5,000	-
Total mortgage loans on real estate	$26,026	$24,969
Less: allowance for credit losses	(13)	(7)
Total mortgage loans on real estate, net	$26,013	$24,962

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

Securities Lending

The following table provides a summary of the securities lending program at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Payables for collateral under securities loaned	$193,582	$209,923
Amortized cost of securities out on loan	169,415	167,195
Estimated fair value of securities out on loan	188,215	203,909

Reverse Repurchase Agreements

The following table provides a summary of the dollar roll reverse repurchase agreements at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Payables for reverse repurchase agreements	$10,195	$36,494
Amortized cost of securities pledged	10,197	36,249
Estimated fair value of securities pledged	10,139	36,337

Collateral Maturities of Reverse Repurchase Agreements and Securities Lending Transactions

The following tables provide a summary of maturities of collateral underlying reverse repurchase agreements and securities lending transactions at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$10,139	$10,139
Total	$-	$10,139	$10,139

Securities lending transactions
U.S. Treasury and agency securities	$165,756	$-	$165,756
Corporate securities	22,360	-	22,360
Equity securities - banking	99	-	99
Total	$188,215	$-	$188,215
Total Borrowings	$188,215	$10,139	$198,354

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$203,777

	December 31, 2017
	Overnight and Continuous	Up to 30 days	Total
Reverse repurchase agreements
Residential mortgage-backed securities	$-	$36,337	$36,337
Total	$-	$36,337	$36,337

Securities lending transactions
U.S. Treasury and agency securities	$169,011	$-	$169,011
Corporate securities	34,493	-	34,493
Equity securities - banking	405	-	405
Total	$203,909	$-	$203,909
Total Borrowings	$203,909	$36,337	$240,246

Gross amount of recognized liabilities for reverse repurchase agreements and securities lending included on the Balance Sheets			$246,417

Derivatives and Hedge Accounting

The following table presents the notional and fair value amounts of non-qualifying hedging instruments and cash flow hedges at September 30, 2018 and December 31, 2017:

	Notional		Fair Value
	September 30,	December 31,	September 30,	December 31,
Derivative Type	2018	2017	2018	2017
Non-qualifying hedges
Equity futures	$195,981	$5,462	$(202)	$-
Bond futures	41,008	60,697	(59)	-
Interest rate swaps	221,000	221,000	(11,248)	(2,599)
Variance swaps	260	398	(794)	(1,847)
Total return swaps	256,231	248,326	(1,849)	(4,791)
Options	1,912,124	1,043,001	38,510	26,023
Credit default swaps	175,000	185,000	4,901	7,350
Total non-qualifying hedges	$2,801,604	$1,763,884	$29,259	$24,136
Cash flow hedges
Interest rate swaps	$24,997	$49,883	$(2,457)	$(3,808)
Total cash flow hedges	$24,997	$49,883	$(2,457)	$(3,808)
Derivative Total	$2,826,601	$1,813,767	$26,802	$20,328

The following table presents the net derivative gains (losses) recognized in the Statements of Income (Loss) for the three and nine months ended September 30, 2018 and 2017:

	Net Derivative Gains (Losses) Recognized In Income
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivative Type	2018	2017	2018	2017
Equity futures	$696	$(503)	$1,135	$(1,230)
Bond futures	(924)	3	(2,518)	1,755
Variance swaps	(701)	(546)	(412)	(2,886)
Total return swaps	(3,053)	(3,472)	(4,669)	(11,861)
Options	(9,123)	(5,601)	(24,760)	(29,389)
Interest rate swaps	(2,061)	60	(8,575)	1,271
Credit default swaps	(2)	820	(1,845)	2,333
Total	$(15,168)	$(9,239)	$(41,644)	$(40,007)

The following tables present the maximum potential amount of future payments, credit rating, and maturity dates for the credit default swaps at September 30, 2018 and December 31, 2017:

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	September 30, 2018
Credit default swaps
Corporate debt	$95,000	AA-BBB	March 2020-December 2021
Sovereign debt	80,000	AA-A	December 2019-June 2022
Credit default swaps total	$175,000

	Maximum Potential Amount
	of Future Payments	Credit Rating	Maturity Date Range
Derivative Type	December 31, 2017
Credit default swaps
Corporate debt	$95,000	AA-BBB	March 2020-December 2021
Sovereign debt	90,000	AA-A	March 2018-June 2022
Credit default swaps total	$185,000

The following tables present the components of the gains (losses) on derivatives that qualify as cash flow hedges for the three and nine months ended September 30, 2018 and 2017:

	Gains (Losses) Recognized in		Gains (Losses) Recognized in
	OCI on Derivatives (Effective Portion)		OCI on Derivatives (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swaps	$231	$(1,740)	$512	$1,571
Total	$231	$(1,740)	$512	$1,571

	Net Realized Gains (Losses)		Net Realized Gains (Losses)
	Recognized in Income on Derivatives (Ineffective Portion)		Recognized in Income on Derivatives (Ineffective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swaps	$1	$1	$2,476	$4
Total	$1	$1	$2,476	$4

	Gains (Losses) Reclassified from		Gains (Losses) Reclassified from
	AOCI into Net Investment Income (Effective Portion)		AOCI into Net Investment Income (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest rate swaps	$(165)	$(63)	$(1,562)	$(683)
Total	$(165)	$(63)	$(1,562)	$(683)

All components of each derivative’s gain or loss were included in the assessment of hedge effectiveness.

At September 30, 2018, the before-tax deferred net gains (losses) on derivatives recorded in AOCI that are expected to be reclassified to the Statements of Income (Loss) during the next twelve months are ($3,124). This expectation is based on the anticipated interest payments on the hedged investments in Treasury Inflation Protection Securities that will occur over the next twelve months, at which time the Company will recognize the deferred gains (losses) as an adjustment to interest income over the term of the investment cash flows.

In addition, in order to trade futures, the Company is required to post collateral to an exchange (sometimes referred to as margin). The fair value of collateral posted in relation to the futures margin was $8,685 and $2,488 at September 30, 2018 and December 31, 2017, respectively.

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

The following table provides details relating to the effect, or potential effect, of netting and collateral arrangements, including the right to offset, associated with the Company’s recognized financial assets and recognized financial liabilities at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
Derivatives Subject to a Master Netting Arrangement or a Similar Right to Offset	Assets	Liabilities	Assets	Liabilities
Gross estimated fair value of derivatives:
OTC - Bilateral	$49,286	$10,975	$34,487	$11,560
OTC - Cleared	3,774	15,022	1,590	4,188
Exchange-traded	49	310	-	-
Total gross estimated fair value of derivatives	$53,109	$26,307	$36,077	$15,748
Amounts offset on the Balance Sheets
Gross estimated fair value of derivatives: (1)
OTC - Bilateral	$(10,892)	$(10,892)	$(9,878)	$(9,878)
OTC - Cleared	(3,774)	(3,774)	(1,590)	(1,590)
Exchange-traded	(49)	(49)	-	-
Cash collateral: (2), (3)
OTC - Bilateral	(27,606)	-	(16,397)	-
OTC - Cleared	-	(11,248)	-	(2,054)
Estimated fair value of derivatives presented on the Balance Sheets	$10,788	$344	$8,212	$2,226
Gross amounts not offset on the Balance Sheets:
Securities collateral: (4)
OTC - Bilateral	$(10,533)	$-	$(8,083)	$(1,516)
Net amount after application of master netting agreements and collateral	$255	$344	$129	$710

(1)	Estimated fair value of derivatives is limited to the amount that is subject to offset.
(2)

The amount of cash collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements. Cash collateral received for OTC-Bilateral and OTC-Cleared derivatives is included in cash and cash equivalents, short-term investments, or fixed maturity securities, and the obligation to return it, beyond what is already being offset, is included in payables for collateral under securities loaned, reverse repurchase agreements and derivatives. At September 30, 2018 and December 31, 2017, the Company received excess cash collateral of $810 and $2,213, respectively.

(3)

The receivable for the return of cash collateral provided to the counterparty, beyond what is being offset, is included in other assets. The amount reported in the table above does not include initial margin on exchange-traded and OTC-Cleared derivatives. At September 30, 2018, the Company provided excess cash collateral of $70 that was excluded from the table above due to the foregoing limitation. The Company had no excess cash collateral provided to counterparties at December 31, 2017.

(4)

Securities collateral received or pledged by the Company is held in separate custodial accounts and is not recorded on the Balance Sheets. The amount of securities collateral offset in the table above is limited to the net estimated fair value of derivatives after application of netting agreements and cash collateral. At September 30, 2018 and December 31, 2017, the Company received excess securities collateral with an estimated fair value of $1,293 and $4,214, respectively, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2018, the Company had no excess securities collateral provided. At December 31, 2017, the Company provided excess securities collateral with an estimated fair value of $146, for its OTC-Bilateral derivatives, which are not included in the table above due to the foregoing limitation. At September 30, 2018 and December 31, 2017, the Company also provided securities for initial margin with an estimated fair value of $10,971 and $11,310, respectively, for its OTC-Cleared derivatives, which is not included in the table above.

There were no other derivative assets or liabilities at September 30, 2018 and December 31, 2017 that were subject to offsetting.

Net Investment Income (Loss)

Net investment income (loss) by source for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Net investment income (loss)	2018	2017	2018	2017
Fixed maturity AFS securities	$13,151	$15,621	$42,122	$46,289
Equity AFS securities	-	517	-	1,357
Equity securities	140	-	331	-
Limited partnerships	288	1,070	20	3,013
Mortgage loans on real estate	240	1,509	749	4,372
Policy loans on insurance contracts	7,953	8,285	23,679	24,739
Derivatives	1,077	1,602	3,634	4,876
Cash and cash equivalents	1,500	922	4,054	1,829
Other	222	93	410	236
Gross investment income	$24,571	$29,619	$74,999	$86,711
Less investment expenses	(2,207)	(2,192)	(6,136)	(4,923)
Net investment income (loss)	$22,364	$27,427	$68,863	$81,788

In accordance with the adoption of ASU 2016-01, effective January 1, 2018, the unrealized gains (losses) for the three and nine months ended September 30, 2018 related to equity securities reported as a component of net investment income were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2018
Net gains (losses) recognized during the period on equity securities	$(268)	$(809)
Less: Net gains (losses) recognized during the period on equity securities sold during the period	-	-
Unrealized gains (losses) recognized during the reporting period on equity securities still held at the reporting date	$(268)	$(809)

Realized Investment Gains (Losses)

The Company considers fair value at the date of sale to be equal to the proceeds received. Proceeds and gross realized investment gains (losses) from the sale of AFS securities for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Proceeds	$37,569	$46,439	$260,716	$112,406
Gross realized investment gains	191	924	13,397	2,758
Gross realized investment losses	(93)	-	(4,671)	(557)

Proceeds on AFS securities sold at a realized loss	25,285	-	101,895	27,458

Net realized investment gains (losses) for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Fixed maturity AFS securities	$98	$924	$8,726	$2,201
Mortgage loans on real estate	(5)	4,165	338	5,336
Adjustment related to VOBA	(9)	(378)	(94)	(611)
Net realized investment gains (losses)	$84	$4,711	$8,970	$6,926

 .

OTTI

The following table sets forth the amount of credit loss impairments on fixed maturity securities held by the Company, for which the non-credit portion of the OTTI loss was recognized in OCI, and the corresponding changes in such amounts at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Balance at beginning of period	$(3,111)	$(2,040)
Accretion of credit loss impairments previously recognized	(698)	(1,071)
Balance at end of period	$(3,809)	$(3,111)

There were no components of OTTI reflected in the Statements of Income (Loss) for the three and nine months ended September 30, 2018 and 2017.

Note 4.  VOBA, DAC, and DSI

VOBA

The increase (decrease) in the carrying amount of VOBA for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Accretion (amortization) expense	$(1,646)	$(2,651)	$(7,499)	$(7,988)
Unlocking	(163)	(8,644)	(3,737)	(8,525)
Adjustment related to realized (gains) losses on investments	(9)	(378)	(94)	(611)
Adjustment related to unrealized (gains) losses and OTTI on investments	6,319	(780)	19,391	(4,739)
Increase (decrease) in VOBA carrying amount	$4,501	$(12,453)	$8,061	$(21,863)

DAC

The increase (decrease) in the carrying amount of DAC for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Capitalization	$30	$-	$33	$17
Accretion (amortization) expense	(1,160)	(1,374)	(3,473)	(3,203)
Unlocking	(40)	235	1,069	327
Increase (decrease) in DAC carrying amount	$(1,170)	$(1,139)	$(2,371)	$(2,859)

DSI

The increase (decrease) in the carrying amount of DSI for the three and nine months ended September 30, 2018 and 2017 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
DSI	2018	2017	2018	2017
Capitalization	$-	$-	$-	$2
Accretion (amortization) expense	(259)	(312)	(785)	(727)
Unlocking	(9)	33	243	54
Increase (decrease) in DSI carrying amount	$(268)	$(279)	$(542)	$(671)

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

•

In general, contracts containing GMIB provisions provide the option to receive a guaranteed future income stream upon annuitization. There is a waiting period of ten years from contract issuance that must elapse before the GMIB provision can be exercised.

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

The increases (decreases) in the variable annuity GMDB, GMIB and GMWB liabilities for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMDB	2018	2017	2018	2017
Guaranteed benefits incurred	$5,096	$5,534	$15,528	$17,199
Guaranteed benefits paid	(3,866)	(4,783)	(13,430)	(16,208)
Unlocking	(7,550)	(9,741)	(5,378)	(26,201)
Increase (decrease) in GMDB liability balance	$(6,320)	$(8,990)	$(3,280)	$(25,210)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMIB	2018	2017	2018	2017
Guaranteed benefits incurred	$2,032	$2,649	$6,333	$8,452
Guaranteed benefits paid	(418)	(270)	(1,095)	(2,288)
Unlocking	(4,412)	(6,100)	(13,979)	(24,551)
Increase (decrease) in GMIB liability balance	$(2,798)	$(3,721)	$(8,741)	$(18,387)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
GMWB	2018	2017	2018	2017
Change in fair value reserves	$(5,875)	$(7,910)	$(12,380)	$(13,565)
Increase (decrease) in GMWB liability balance	$(5,875)	$(7,910)	$(12,380)	$(13,565)

Note 6.  Income Taxes

The effective tax rate was not meaningful for the three and nine months ended September 30, 2018 and 2017. Differences between the effective rate and the U.S. statutory rate of 21% at September 30, 2018 and 35% at September 30, 2017 principally were the result of dividend received deductions on the Separate Accounts, the valuation allowance on net operating loss (“NOL”) carryforwards and unrecognized tax benefits.

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

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”), (HR 1, Pub. L. 115-97), was signed into law, effective January 1, 2018, and reduced the federal tax rate to 21%. Specifically, the Section 807(c)(1) reserves were impacted by the TCJA. The new law calculates tax reserves for each contract as the greater of the net surrender value for that contract or 92.81% of the contract’s statutory reserve at the valuation date. As a result of the TCJA, the Company’s tax reserve deductible difference increased by an estimated $20,463. This change resulted in an offsetting $20,463 net taxable temporary difference that will be amortized into taxable income evenly over the next eight years. The provisional transition amount at December 31, 2017 decreased the tax reserve deductible difference by $4,860. This estimate was revised at September 30, 2018 to include an additional increase of $25,323. As we complete the collection, preparation and analysis of data relevant to the TCJA, and interpret any additional guidance by the Internal Revenue Service (“IRS”), U.S. Department of the Treasury, or other standard-setting organizations, we may make adjustments to these provisional amounts. Actual results may differ from the estimates and will be adjusted in future periods when the actuarial models and systems are updated for the policyholder tax reserve changes required by the TCJA. The estimates will be finalized prior to year-end in accordance with guidance provided in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 118.

The income tax expense (benefit) for the three and nine months ended September 30, 2018 was $0 and $0, respectively. For the three and nine months ended September 30, 2017, the income tax expense (benefit) was $0 and $575, respectively.

The income tax asset (liability) consisted of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Current federal income tax asset (liability)	$1,483	$-
Current state income tax asset (liability)	(108)	(108)
Deferred federal income tax asset (liability)	(3,242)	(1,759)
Deferred state income tax asset (liability)	(67)	(67)
Net income tax asset (liability)	$(1,934)	$(1,934)

At September 30, 2018 and December 31, 2017, the Company had a tax valuation allowance for deferred tax assets of $89,526 and $78,697, respectively (this includes losses that are anticipated to be used in the consolidated group to reflect the income statement impact of the losses that would not be used if filing separately). In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that all or some of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets depends on generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities, projected taxable income, and tax-planning strategies in making the assessment. The amount of the valuation allowance on the deferred tax assets could be reduced in the near term if estimates of future taxable income during the carryforward period increase.

The Company has analyzed all material tax positions under the guidance of ASC 740, Income Taxes, related to the accounting for uncertainty in income tax, and determined that there were tax benefits of $2,977 (gross $14,176) and $2,637 (gross $12,557) that should not be recognized at either September 30, 2018 and December 31, 2017, respectively. These unrecognized tax benefits primarily relate to uncertainty regarding the sustainability of certain deductions taken on the 2008-2017 U.S. Federal income tax returns. To the extent these unrecognized tax benefits are ultimately recognized, they will affect the effective tax rate in a future period. The Company does not anticipate that the total amounts of unrecognized tax benefits will significantly increase within twelve months of the reporting date.

The components of the change in the unrecognized tax benefits were as follows at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Balance at beginning of period	$2,637	$4,391
Additions for tax positions of prior years	340	4
Change in federal tax rate	-	(1,758)
Balance at end of period	$2,977	$2,637

At September 30, 2018 and December 31, 2017, the Company had a NOL carry forward for federal income tax purposes of $496,635 (net of the ASC 740 reduction of $14,176) and $554,553 (net of the ASC 740 reduction of $12,557), respectively, with a carry forward period of 15 years that expires at various dates between 2023 and 2031. At both September 30, 2018 and December 31, 2017, the Company had a capital loss carry forward of $0 for federal income tax purposes. At September 30, 2018 and December 31, 2017, the Company had a foreign tax credit carry forward of $9,889 and $9,831, respectively, with a carry forward period of 10 years that will expire at various dates up to 2028. Also, the Company has an Alternative Minimum Tax credit carry forward for federal income tax purposes of $2,635 and $4,216 at September 30, 2018 and December 31, 2017, respectively. The Company is expecting to be refunded for the remaining balance of a minimum tax credit carryforwards by the end of 2021 pursuant to the TCJA.

The Company classifies interest and penalties related to income taxes as interest expense and penalty expense, respectively. The Company did not recognize penalty expense in its Financial Statements for the nine months ended September 30, 2018 and 2017. The Company recognized interest expense (income) of $31 and $81 for the three and nine months ended September 30, 2018 and December 31, 2017, respectively. For the three and nine months ended September 30, 2017, the interest expense (income) was ($5) and $54, respectively. The Company recognized total interest payable balances at September 30, 2018 and December 31, 2017 of $558 and $477, respectively.

The Company records taxes on a separate company basis. For federal income tax purposes, the Company joins in a consolidated income tax return filing with its direct parent, TA Corp, and other affiliated companies. The method of allocation between the companies is subject to a written tax allocation agreement. Under the terms of the agreement, taxes are payable to or receivable from TA Corp in amounts that would result had the Company filed a separate tax return with taxing authorities. Any tax differences between the Company’s separately calculated provision and cash flows attributable to benefits from consolidation have been recognized as capital contributions from TA Corp. At September 30, 2018 and December 31, 2017, the Company recognized capital contributions from (distributions to) TA Corp in connection with the tax allocation agreement in the amount of $2,727 and ($47,465), respectively. Intercompany income tax balances are settled within thirty days of payment to, or filing with, the IRS.

The Company filed a separate federal income tax return for the years 2008 through 2012. The Company was part of the consolidated tax return for 2013 through 2017. An examination by the IRS is in progress for the year 2013. The examinations related to the 2011 and 2012 tax returns were closed in April 2018. The Company believes that there are adequate defenses against or sufficient provisions established related to any open or contested tax positions.

Note 7.  AOCI

The changes in AOCI by component for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018
	Unrealized Holding
	Gains (Losses) on	Unrealized Holding	OCI Adjustments for	Total Accumulated
	AFS Securities and	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	Cash Equivalents	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$60,272	$(650)	$(39,030)	$20,592
OCI before reclassifications	(8,277)	66	6,319	(1,892)
Gain (loss) amounts reclassified from AOCI	(1,212)	165	-	(1,047)
Net current period OCI	$(9,489)	$231	$6,319	$(2,939)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	(9,489)	231	6,319	(2,939)
Ending balance, net of taxes	$50,783	$(419)	$(32,711)	$17,653

	Nine Months Ended September 30, 2018
	Unrealized Holding
	Gains (Losses) on	Unrealized Holding	OCI Adjustments for	Total Accumulated
	AFS Securities and	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	Cash Equivalents	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$133,532	$(931)	$(52,102)	$80,499
Cumulative effect adjustment (a)	(3,023)	-	-	(3,023)
Adjusted balance at beginning of period	130,509	(931)	(52,102)	77,476
OCI before reclassifications	(66,154)	(1,050)	19,391	(47,813)
Gain (loss) amounts reclassified from AOCI	(13,572)	1,562	-	(12,010)
Net current period OCI	$(79,726)	$512	$19,391	$(59,823)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	(79,726)	512	19,391	(59,823)
Ending balance, net of taxes	$50,783	$(419)	$(32,711)	$17,653

(a)	See Notes to Financial Statements – Note 1, Summary of Significant Accounting Policies, Current Accounting Guidance, for discussion on the adjustment relating to ASU 2016-01.

	Three Months Ended September 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$129,575	$2,086	$(51,922)	$79,739
OCI before reclassifications	1,999	(1,803)	(780)	(584)
Gain (loss) amounts reclassified from AOCI	-	63	-	63
Net current period OCI	$1,999	$(1,740)	$(780)	$(521)
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	1,999	(1,740)	(780)	(521)
Ending balance, net of taxes	$131,574	$346	$(52,702)	$79,218

	Nine Months Ended September 30, 2017
	Unrealized Holding	Unrealized Holding	OCI Adjustments for	Total Accumulated
	Gains (Losses) on	Gains (Losses) on	Policyholder liabilities,	Other Comprehensive
	AFS Securities	Cash Flow Hedges	VOBA, and Deferred Tax	Income (Loss)
Beginning balance	$104,538	$(1,225)	$(47,963)	$55,350
OCI before reclassifications	27,115	888	(4,739)	23,264
Gain (loss) amounts reclassified from AOCI	(79)	683	-	604
Net current period OCI	$27,036	$1,571	$(4,739)	$23,868
Tax expense (benefit)	-	-	-	-
Total other comprehensive income (loss), net of taxes	27,036	1,571	(4,739)	23,868
Ending balance, net of taxes	$131,574	$346	$(52,702)	$79,218

The reclassifications out of AOCI for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding (gains) losses on AFS securities
AFS securities	$(1,212)	$(13,572)	Net realized investment gains (losses)
	$(1,212)	$(13,572)	Total

Unrealized holding (gains) losses on cash flow hedges
Interest rate swaps	$165	$1,562	Net investment income (loss)
	$165	$1,562	Total
Total amounts reclassified from AOCI	$(1,047)	$(12,010)

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
AOCI Components	Amount Reclassified from AOCI	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Unrealized holding (gains) losses on AFS securities
AFS securities	$-	$(79)	Net realized investment gains (losses)
	$-	$(79)	Total

Unrealized holding (gains) losses on cash flow hedges
Interest rate swaps	$63	$683	Net investment income (loss)
	$63	$683	Total
Total amounts reclassified from AOCI	$63	$604

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

The Company’s statutory net income (loss) for the nine months ended September 30, 2018 and 2017 was $50,192 and $127,480, respectively. Statutory capital and surplus at September 30, 2018 and December 31, 2017 was $570,441 and $731,065, respectively.

For the nine months ended September 30, 2018, the Company received a capital contribution of $2,727, paid a $200,000 cash dividend and paid no return of capital to TA Corp. For the nine months ended September 30, 2017, the Company paid a $35,760 return of capital to TA Corp and paid no dividend.

Note 9.  Reinsurance

In the normal course of business, the Company seeks to limit its exposure to loss on any single insured life and to recover a portion of benefits paid by ceding mortality risk to other insurance enterprises or reinsurers under indemnity reinsurance agreements, primarily quota share coverage and coinsurance agreements. The maximum amount of mortality risk retained by the Company is approximately $1,000 on single and joint life policies. At September 30, 2018, the Company had a reinsurance receivable of $1,090 and a reinsurance payable of $184. At December 31, 2017, the Company had a reinsurance receivable of $239 and a reinsurance payable of $194.

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

At September 30, 2018 and December 31, 2017, the Company had the following account values for variable annuity contracts containing GMIB and GMDB provisions that were reinsured along with insurance in force:

September 30, 2018
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,329,628	$131,395	$1,165	$4,199,398	0.03%	3.03%
GMIB	1,368,024	445,153	-	922,871	0.00%	32.54%
GMDB	3,759,683	161,714	-	3,597,969	0.00%	4.30%

December 31, 2017
	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net amount	Percentage of amount ceded to gross amount
Life insurance	$4,465,980	$143,356	$1,047	$4,323,671	0.02%	3.21%
GMIB	1,453,202	478,098	-	975,104	0.00%	32.90%
GMDB	3,979,129	171,818	-	3,807,311	0.00%	4.32%

Note 10.  Related Party Transactions

At September 30, 2018, the Company had the following related party agreements in effect:

The Company was party to a common cost allocation service agreement with TA Corp companies in which various affiliated companies may perform specified administrative functions in connection with the operation of the Company, in consideration of reimbursement of actual costs related to the services rendered. During the three and nine months ended September 30, 2018, the Company incurred $3,009 and $8,510, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2017, the Company incurred $2,799 and $7,587, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

The Company was party to intercompany short-term note payable/receivable arrangements with its Parent and affiliates at various times during the year. The $10,000 intercompany short-term note payable to the Parent with an interest rate of 1.10% entered into on October 20, 2017 was settled on April 17, 2018. The $35,000 intercompany short-term note payable to the Parent with an interest rate of 0.83% entered into on May 22, 2017 was settled with payments of $15,000 and $20,000 on August 4, 2017 and August 9, 2017, respectively. On August 9, 2017, the Company settled a $3,000 intercompany short-term note payable to the Parent with an interest rate of 0.9% that was entered into on June 20, 2017. Transactions with related parties generate payables to, and receivables from, the Parent and affiliates and bear interest at the thirty-day commercial paper rate. The balance due to affiliates at September 30, 2018 and December 31, 2017 was $9,566 and $6,148, respectively. During the three and nine months ended September 30, 2018, the Company accrued and/or received interest of $0 and $2, respectively, and accrued and/or paid interest of $41 and $132, respectively. During the three and nine months ended September 30, 2017, the Company accrued and/or received interest of $0 and $6, respectively, and accrued and/or paid interest of $34 and $66, respectively. Interest related to these arrangements is included in net investment income.

AEGON USA Realty Advisors, LLC acts as the manager and administrator for the Company’s mortgage loans on real estate under an administrative and advisory agreement with the Company. Charges attributable to this agreement are included in net investment income. During the three and nine months ended September 30, 2018, the Company incurred charges of $10 and $31, respectively, under this agreement. During the three and nine months ended September 30, 2017, the Company incurred charges of $57 and $158, respectively, under this agreement. Mortgage loan origination fees are included in investment expenses.

AEGON USA Investment Management, LLC acts as a discretionary investment manager under an investment management agreement with the Company. During the three and nine months ended September 30, 2018, the Company incurred $483 and $1,641, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2017, the Company incurred $480 and $1,410, respectively, in expenses under this agreement. Charges attributable to this agreement are included in net investment income.

Transamerica Capital, Inc. provides underwriting and distribution services for the Company under an underwriting agreement. During the three and nine months ended September 30, 2018, the Company incurred $5,853 and $17,777, respectively, in expenses under this agreement. During the three and nine months ended September 30, 2017, the Company incurred $6,063 and $17,750, respectively, in expenses under this agreement. Charges attributable to this agreement are included in insurance, general and administrative expenses, net of amounts capitalized.

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

The Company has a participation agreement with Transamerica Series Trust to offer certain funds in the Company’s Separate Accounts. Transamerica Capital, Inc. acts as the distributor for such related party funds. The Company has entered into a distribution and shareholder services agreement for certain of such funds. During the three and nine months ended September 30, 2018, the Company received $768 and $2,365, respectively, in revenue under these agreements. During the three and nine months ended September 30, 2017, the Company received $693 and $1,891, respectively, in revenue under these agreements. Revenue attributable to these agreements is included in policy charge revenue.

Transamerica Life Insurance Company provides derivative management services for the Company under a derivative management and services agreement. During the three and nine months ended September 30, 2018, the Company incurred $211 and $524, respectively, in expenses under this agreement.

The Company purchases and sells investments from/to various affiliated companies. The investments are purchased and sold using the fair value on the date of the acquisition or disposition. The purchasing and selling of investments between affiliated companies for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Investments purchased from related parties:
Fixed maturities	$-	$113,364	$-	$117,854
Derivatives	-	-	-	150
Investments sold to related parties:
AFS fixed maturities	$-	$-	$12,832	$-
Mortgages	-	122,075	-	122,075
Derivatives	-	-	-	4,440

While management believes that the service agreements referenced above provide reasonable terms, they may not necessarily provide for costs that are indicative of the costs that would have been incurred with an unrelated third party. Related party agreements contain reciprocal indemnity provisions pertaining to each party’s representations and contractual obligations thereunder.

Note 11.  Commitments and Contingencies

State insurance laws generally require that all life insurers who are licensed to transact business within a state become members of the state’s life insurance guaranty association. These associations have been established for the protection of contract owners from loss (within specified limits) as a result of the insolvency of an insurer. At the time insolvency occurs, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy the insolvent insurer’s contract owner obligations (within specified limits). The Company has utilized public information to estimate the future assessments it will incur as a result of life insurance company insolvencies. At both September 30, 2018 and December 31, 2017, the Company’s estimated liability for future guaranty fund assessments was $83. If future insolvencies occur, the Company’s estimated liability may not be sufficient to fund these insolvencies and the estimated liability may need to be adjusted. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate. Several states allow companies to take a credit on their premium tax returns for assessments paid to state guaranty associations to cover the obligations of insolvent insurers. In addition, the Company has a receivable for future premium tax deductions of $3,525 and $3,774 at September 30, 2018 and December 31, 2017, respectively.

Legal and regulatory proceedings are subject to inherent uncertainties, and future events could change management’s assessment of the probability or estimated amount of potential losses from pending or threatened proceedings. Based on available information, it is the opinion of management that the ultimate resolution of any pending or threatened legal and regulatory proceedings, other than claims settlement expenses, both individually and in the aggregate, will not result in losses above any related accruals that will have a material adverse effect on the Company’s financial position or liquidity at September 30, 2018. If management believes that, based on available information, it is at least reasonably possible that a material loss (or additional material loss in excess of any accrual) will be incurred in connection with any legal or regulatory proceedings, other than claims settlement expenses, the Company discloses an estimate of the possible loss or range of loss, either individually or in the aggregate, as appropriate, if such an estimate can be made, or discloses that an estimate cannot be made. Based on the Company’s assessment at September 30, 2018, no such disclosures were considered necessary.

Note 12.  Segment Information

The following tables summarize each business segment’s contribution to select Statements of Income (Loss) information for the three and nine months ended September 30, 2018 and 2017:

		Life
Three months ended September 30, 2018	Annuity	Insurance	Total
Policy charge revenue	$22,891	$13,087	$35,978
Net investment income (loss)	9,875	12,489	22,364
Net realized investment gains (losses)	60	24	84
Derivative gains (losses)	(15,165)	(3)	(15,168)
Total Revenue	$17,661	$25,597	$43,258

Interest credited to policyholder liabilities	$1,678	$10,983	$12,661
Policy benefits (net of reinsurance recoveries)	(6,874)	4,471	(2,403)
Amortization (accretion) of DAC	1,200	-	1,200
Amortization (accretion) of VOBA	1,850	(41)	1,809
Insurance, general and administrative expenses	8,858	684	9,542
Total Expenses	$6,712	$16,097	$22,809

Income (Loss) before taxes	$10,949	$9,500	$20,449
Income tax expense (benefit)	-	-	-
Net income (loss)	$10,949	$9,500	$20,449

Three months ended September 30, 2017
Policy charge revenue	$23,954	$13,500	$37,454
Net investment income (loss)	13,741	13,686	27,427
Net realized investment gains (losses)	3,558	1,153	4,711
Derivative gains (losses)	(9,239)	-	(9,239)
Total Revenue	$32,014	$28,339	$60,353

Interest credited to policyholder liabilities	$2,140	$11,067	$13,207
Policy benefits (net of reinsurance recoveries)	(9,261)	8,298	(963)
Amortization (accretion) of DAC	1,139	-	1,139
Amortization (accretion) of VOBA	1,011	10,284	11,295
Insurance, general and administrative expenses	9,041	698	9,739
Total Expenses	$4,070	$30,347	$34,417

Income (Loss) before taxes	$27,944	$(2,008)	$25,936
Income tax expense (benefit)	-	-	-
Net income (loss)	$27,944	$(2,008)	$25,936

		Life
Nine months ended September 30, 2018	Annuity	Insurance	Total
Policy charge revenue	$69,974	$39,391	$109,365
Net investment income (loss)	31,260	37,603	68,863
Net realized investment gains (losses)	8,648	322	8,970
Derivative gains (losses)	(41,632)	(12)	(41,644)
Total Revenue	$68,250	$77,304	$145,554

Interest credited to policyholder liabilities	$8,375	$32,460	$40,835
Policy benefits (net of reinsurance recoveries)	6,051	27,922	33,973
Amortization (accretion) of DAC	2,404	-	2,404
Amortization (accretion) of VOBA	4,108	7,128	11,236
Insurance, general and administrative expenses	24,415	2,414	26,829
Total Expenses	$45,353	$69,924	$115,277

Income (Loss) before taxes	$22,897	$7,380	$30,277
Income tax expense (benefit)	-	-	-
Net income (loss)	$22,897	$7,380	$30,277

Nine months ended September 30, 2017
Policy charge revenue	$71,904	$40,395	$112,299
Net investment income (loss)	40,994	40,794	81,788
Net realized investment gains (losses)	5,247	1,679	6,926
Derivative gains (losses)	(40,007)	-	(40,007)
Total Revenue	$78,138	$82,868	$161,006

Interest credited to policyholder liabilities	$5,673	$33,887	$39,560
Policy benefits (net of reinsurance recoveries)	(21,441)	22,877	1,436
Amortization (accretion) of DAC	2,876	-	2,876
Amortization (accretion) of VOBA	3,246	13,267	16,513
Insurance, general and administrative expenses	22,937	2,222	25,159
Total Expenses	$13,291	$72,253	$85,544

Income (Loss) before taxes	$64,847	$10,615	$75,462
Income tax expense (benefit)	393	182	575
Net income (loss)	$64,454	$10,433	$74,887

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

Forward-Looking Statements

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts are forward-looking statements as defined in the U.S. Private Securities Litigation Reform Act of 1995. Certain statements in this report may be considered forward-looking, including those about management’s expectations, anticipated financial results and other similar matters. The words or phrases “expect,” “anticipate,” “should,” “believe,” “estimate,” “intend,” “may,” “predict,” “continue,” “forecast,” “would,” or their negatives and similar statements of a future or forward-looking nature that reflect management’s current views with respect to future events or financial performance are meant to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the safe harbor created by such sections. These forward-looking statements represent management’s beliefs regarding future performance, which is inherently uncertain. There are a variety of factors, many of which are beyond the control of the Company, that affect the Company’s operations, performance, business strategy and results and could cause its actual results and experience to differ materially from the expectations and objectives expressed in any forward-looking statements. These factors include, but are not limited to, actions and initiatives taken by current and potential competitors, general economic conditions, the effects of current, pending and future legislation, regulation and regulatory actions, and other risks and uncertainties detailed in Part I – Item 1A, Risk Factors, and Part II – Item 7, Management’s Narrative Analysis of Results of Operations – Forward Looking Statements, in the Company’s 2017 Annual Report on Form 10-K as updated from time to time in the Company’s SEC filings.

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

Equity Market Performance

The investment performances of the underlying U.S. equity-based mutual funds supporting the Company’s variable products do not replicate the returns of any specific U.S. equity market index. However, investment performance will generally increase or decrease with corresponding increases or decreases in the overall U.S. equity market. There are several standard indices published on a daily basis that measure performance of selected components of the U.S. equity market. Examples include the Dow Jones Industrial Average (“Dow”), the Nasdaq Composite Index (“NASDAQ”) and the S&P. For the period ended September 30, 2018, the Dow, NASDAQ and S&P ended up by 7%, 17% and 9%, from December 31, 2017, respectively.

Changes in the U.S. equity market directly affect the values of the underlying U.S. equity-based mutual funds supporting Separate Accounts assets and, accordingly, the values of variable contract owner account balances. Approximately 74% of Separate Accounts assets were invested in equity-based mutual funds at September 30, 2018. Since asset-based fees collected on in force contracts represent a significant source of revenue, the Company’s financial condition will be impacted by fluctuations in investment performance of equity-based Separate Accounts assets. During the nine months ended September 30, 2018, the average variable Separate Account balances decreased $0.07 billion (or 1.3%) to $5.7 billion, which as compared to the same period in 2017 resulted in a decrease of $1.1 million in related fees.

Fluctuations in the U.S. Equity market also directly impact the Company’s exposure to guaranteed benefit provisions contained in the contracts it enters into. Minimal or negative investment performance generally results in greater exposure to guarantee provisions. Prolonged periods of minimal or negative investment performance will result in greater guaranteed benefit costs, as compared to assumptions. If the Company determines that it needs to increase its estimated long-term cost of guaranteed benefits, it will establish higher guaranteed benefit liabilities than it has established in the past.

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

The impact of changes in medium-term interest rates, corporate credit and credit spreads on market valuations were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Medium-term interest rate yield (a)	2.78%	1.57%	2.78%	1.57%
Increase (decrease) in medium-term interest rates (b)	25	6	83	24
Credit spreads (in basis points) (c)	86	77	86	77
Expanding (contracting) of credit spreads (b)	(15)	(10)	15	(31)
Increase (decrease) on market valuations (in millions) of AFS investment securities (d)	$(9.5)	$2.0	$(79.7)	$27.0
Net change in market valuations (in millions)	$(9.5)	$2.0	$(79.7)	$27.0

(a)	The Company defines medium-term interest rates as the average interest rate on U.S. Treasury securities with terms of one to five years.
(b)

Represents the increase (decrease) between the interest rate at the end of the quarter and the prior quarter end for the three months ended and prior year-end for the nine months ended (in basis points).

(c)	The Company defines credit spreads according to the Merrill Lynch U.S. Corporate Bond Index for BBB-A Rated bonds with three to five year maturities.
(d)

The decrease in the current year value compared to the previous year for the three months ended September 30 was driven primarily by increasing interest rates. The decrease in the current year value compared to previous year for the nine months ended September 30 was driven primarily by increasing interest rates and widening credit spreads.

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

Financial Condition

At September 30, 2018 and December 31, 2017, the Company’s total assets were $8.04 billion and $8.63 billion, respectively. The decline from December 31, 2017 of $578.0 million was primarily due to a decrease of $339.0 million in general fund investment assets supporting policyholder liabilities and a decrease in Separate Accounts assets of $232.1 million.

Separate Accounts Assets

Separate Accounts assets, which represent 69% of total assets, decreased $232.1 million to $5.6 billion at September 30, 2018. This was primarily due to policyholder surrenders of $255.5 million, benefits of $119.4 million, policy fees and charges of $97.5 million and withdrawals of $94.8, which were partially offset due to growth in account asset values as a result of favorable investment performance of $326.1 million, as shown in the table below:

	Nine Months Ended
	September 30,
(dollars in millions)	2018	2017
Investment performance	$326.1	$619.4
Deposits (including internal exchanges)	9.0	9.1
Policy fees and charges	(97.5)	(100.7)
Benefits	(119.4)	(107.0)
Surrenders	(255.5)	(237.3)
Withdrawals	(94.8)	(89.7)
Net increase (decrease)	$(232.1)	$93.8

Cash and Cash Equivalents

The balance of cash and cash equivalents increased $5.7 million from December 31, 2017 to September 30, 2018. This was primarily due to cash inflows from investing activities of $222.6 million, primarily resulting from sales and maturities of AFS securities offset by purchases of AFS securities, and cash inflows from operations of $98.5 million. This increase was partially offset by cash outflows from financing activities of $315.4 million, primarily driven by a $200.0 million dividend paid to the Parent, policyholder withdrawals of $83.4 million and a $32.8 million decrease in payables for collateral under securities lending, reverse repurchase agreements and derivatives.

Recoverable of ceded GMIB embedded Derivatives

The balance of recoverable of ceded GMIB embedded derivatives decreased $16.0 million from December 31, 2017 to September 30, 2018. This was primarily driven by unfavorable assumption and modeling updates of $6.0 million, increased interest rates resulting in a decrease of $6.0 million, and favorable equity returns resulting in a decrease of $4.0 million.

Policyholder Account Balances

The Company’s liability for policyholder account balances represents the contract value that has accrued to the benefit of policyholders as of the Balance Sheet date. The liability is generally equal to the accumulated policyholder deposits plus interest credited less policyholder withdrawals and other charges assessed against the account balance. Policyholder account balances decreased by $35.2 million during the nine months ended September 30, 2018, primarily due to death benefits paid and withdrawals and surrenders of $68.1 million, partially offset by interest credited to policyholders of $32.4 million.

Future Policy Benefits

Future policy benefits includes reserves established to cover insurance risks associated with the Company’s benefit guarantee provisions for GMDB and GMIB products and liabilities related to the Company’s GMWB and SALB contract provisions recorded at fair value. During the nine months ended September 30, 2018, future policy benefits decreased $23.1 million, primarily due to favorable equity market returns and increased interest rates.

Payables for collateral under securities loaned, reverse repurchase agreements and derivatives

The $44.0 million decrease in the payables for collateral under securities loaned, reverse repurchase agreements and derivatives balance from December 31, 2017 to September 30, 2018 was primarily due to a $16.0 million decrease in securities lending activity, driven by market demand, $26.0 million lower reverse repurchase agreements and $11.0 million lower derivative counterparty offsets. These decreases were partially offset by a $10.0 million increase in derivative activity.

Investments

The Company maintains a general account investment portfolio comprised primarily of investment grade fixed maturity securities, policy loans and cash and cash equivalents. The Company’s fixed maturity securities portfolio consists primarily of publicly-traded securities with only a minor portion comprised of private placement securities. At September 30, 2018 and December 31, 2017, approximately $75.2 million (or 6.0%) and $82.7 million (or 5.2%), respectively, of the fixed maturity and equity securities portfolio consisted of private placement securities. To raise funds for the $200.0 million dividend payment to the Parent in the second quarter of 2018, the Company sold general fund investment assets and reduced purchases compared to the prior year, driving down the balance of fixed maturity AFS securities on the Balance Sheets by $324.1 million.

Fixed Maturity AFS and Equity AFS Securities

The amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in fixed maturity securities at September 30, 2018 and December 31, 2017 and the amortized cost/cost, gross unrealized gains and losses/OTTI, estimated fair value and percentage of estimated fair value of investments in equity AFS securities at December 31, 2017 were:

	September 30, 2018
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$223.6	$7.7	$(1.1)	$230.2	19%
Industrial	499.8	16.2	(7.7)	508.3	42
Utility	62.4	2.5	(0.7)	64.2	5
Asset-backed securities
Structured settlements	9.9	-	(0.4)	9.5	1
Autos	6.0	-	(0.1)	5.9	0
Timeshare	1.2	-	-	1.2	0
Other	23.9	-	(0.2)	23.7	2
Commercial mortgage-backed securities - non agency backed	61.1	0.4	(1.5)	60.0	5
Residential mortgage-backed securities
Agency backed	13.4	0.1	-	13.5	1
Non agency backed	29.7	8.4	-	38.1	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	209.4	27.1	(0.3)	236.2	19
Foreign	26.6	1.1	(0.3)	27.4	2
Redeemed preferred stock	5.8	-	(0.4)	5.4	1
Total fixed maturity AFS securities	$1,173.7	$63.5	$(12.7)	$1,224.5	100%

	December 31, 2017
		Gross Unrealized			% of
	Amortized		Losses/	Estimated	Estimated
(dollars in millions)	Cost/Cost	Gains	OTTI (a)	Fair Value	Fair Value
Fixed maturity AFS securities
Corporate securities
Financial services	$247.3	$17.8	$(0.2)	$264.9	17%
Industrial	559.5	35.5	(2.0)	593.0	38
Utility	78.6	5.5	-	84.1	5
Asset-backed securities
Credit cards	5.7	-	-	5.7	0
Structured settlements	7.8	0.1	(0.2)	7.7	0
Autos	20.0	0.1	-	20.1	1
Timeshare	2.0	-	-	2.0	0
Other	21.3	0.1	-	21.4	1
Commercial mortgage-backed securities - non agency backed	72.4	1.3	(0.4)	73.3	5
Residential mortgage-backed securities
Agency backed	40.7	0.3	-	41.0	3
Non agency backed	33.7	6.7	-	40.4	3
Municipals - tax exempt	0.9	-	-	0.9	0
Government and government agencies
United States	298.2	64.0	(0.1)	362.1	23
Foreign	24.2	2.2	(0.1)	26.3	2
Redeemable preferred stock	5.8	-	(0.1)	5.7	0
Total fixed maturity AFS securities	$1,418.1	$133.6	$(3.1)	$1,548.6	98%

Equity AFS securities
Banking securities	$25.5	$3.0	$-	$28.5	2%
Total equity AFS securities	$25.5	$3.0	$-	$28.5	2%
Total fixed maturity and equity AFS securities	$1,443.6	$136.6	$(3.1)	$1,577.1	100%

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

The Company monitors industry sectors and individual debt securities for evidence of impairment. This evidence may include one or more of the following: 1) deteriorating market to book ratio, 2) increasing industry risk factors, 3) deteriorating financial condition of the issuer, 4) covenant violations of the issuer, 5) high probability of bankruptcy of the issuer, 6) nationally recognized credit rating agency downgrades, and 7) intent or requirement to sell before a debt security’s anticipated recovery. Additionally, we monitor structured securities (ABS, RMBS, and CMBS), cash flow trends and underlying levels of collateral. A security is impaired if there is objective evidence that a loss event has occurred after the initial recognition of the asset that has a negative impact on the estimated future cash flows. A specific security is considered to be impaired when it is determined that it is probable that not all amounts due (both principal and interest) will be collected as scheduled. For debt securities, an OTTI must be recognized in earnings when an entity either a) has the intent to sell the debt security or b) more likely than not will be required to sell the debt security before its anticipated recovery. If the Company meets either of these criteria, the OTTI is recognized in earnings in an amount equal to the entire difference between the security’s amortized cost basis and its fair value at the balance sheet date. For debt securities in unrealized loss positions that do not meet these criteria, the Company must analyze its ability to recover the amortized cost by comparing the net present value of projected future cash flows with the amortized cost of the security. The Company has evaluated the near-term prospects of the issuers in relation to the severity and duration of the unrealized loss and, unless otherwise noted, does not consider these investments to be impaired at September 30, 2018. No issuers represent more than 5% of the total unrealized loss position.

The amortized cost and estimated fair value of fixed maturity AFS securities at September 30, 2018 and December 31, 2017 by rating were:

	September 30, 2018		December 31, 2017
	Amortized	Estimated	Amortized	Estimated
(dollars in millions)	Cost	Fair Value	Cost	Fair Value
AAA	$282.1	$307.8	$421.8	$487.2
AA	70.1	71.0	67.1	69.5
A	403.5	411.1	460.1	487.5
BBB	356.4	365.0	388.7	416.5
Below investment grade	61.6	69.6	80.4	87.9

Total fixed maturity AFS securities	$1,173.7	$1,224.5	$1,418.1	$1,548.6

Investment grade	95%	94%	94%	94%
Below investment grade	5%	6%	6%	6%

The Company’s fixed maturity AFS ratings are designated based on the Credit Name Limit Policy, which uses a composite rating from the main rating agencies (S&P GRS, Moody’s Investors Service, and Fitch Ratings (“Fitch”)). The rating used is the lower of the composite rating and the Company’s internal rating system. The Company defines investment grade securities as unsecured debt obligations that have a rating equivalent to S&P GRS’s BBB- or higher (or similar rating agency). At September 30, 2018 and December 31, 2017, approximately $96.9 million (or 7.91%) and $120.7 million (or 7.79%), respectively, of the Company’s fixed maturity securities were rated BBB-, which is the lowest investment grade rating given by S&P. Below investment grade securities are speculative and are subject to significantly greater risks related to the creditworthiness of the issuers and the liquidity of the market for such securities. The Company closely monitors such investments.

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

Details underlying securities in a continuous gross unrealized loss and OTTI position for AFS investment grade securities were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018
(dollars in millions)	Estimated	Amortized	Gross Unrealized
Investment grade AFS securities	Fair Value	Cost/Cost	Losses and OTTI (a)
Less than or equal to six months
Corporate Securities
Financial Services	$27.3	$27.5	$(0.2)
Industrial	43.2	43.7	(0.5)
Utility	7.0	7.1	(0.1)
Asset-backed securities
Structured Settlements	3.8	3.9	(0.1)
Other	9.5	9.6	(0.1)
Commercial mortgage-backed securities - non agency backed	4.0	4.0	-
Residential mortgage-backed securities - agency backed	10.1	10.2	(0.1)
Government and government agencies - Foreign	2.4	2.4	-
Total fixed maturity AFS securities	$107.3	$108.4	$(1.1)
Greater than six months but less than or equal to one year
Corporate Securities
Financial Services	$26.3	$27.2	$(0.9)
Industrial	125.3	130.7	(5.4)
Utility	8.0	8.6	(0.6)
Asset-backed securities
Structured Settlements	4.8	5.0	(0.2)
Other	7.3	7.4	(0.1)
Autos	5.9	6.0	(0.1)
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	41.3	42.6	(1.3)
Government and government agencies
United States	7.6	7.9	(0.3)
Foreign	2.5	2.5	-
Total fixed maturity AFS securities	$230.2	$239.1	$(8.9)
Greater than one year
Corporate Securities
Industrial	$6.1	$6.5	$(0.4)
Asset-backed securities
Structured Settlements	0.9	1.0	(0.1)
Commercial mortgage-backed securities - non agency backed	3.8	4.0	(0.2)
Government and government agencies - Foreign	3.6	3.8	(0.2)
Redeemable preferred stock	5.4	5.8	(0.4)
Total fixed maturity AFS securities	$19.8	$21.1	$(1.3)
Total of all investment grade AFS securities
Corporate Securities
Financial Services	$53.6	$54.7	$(1.1)
Industrial	174.6	180.9	(6.3)
Utility	15.0	15.7	(0.7)
Asset-backed securities
Structured Settlements	9.5	9.9	(0.4)
Other	16.8	17.0	(0.2)
Autos	5.9	6.0	(0.1)
Timeshare	1.2	1.2	-
Commercial mortgage-backed securities - non agency backed	49.1	50.6	(1.5)
Residential mortgage-backed securities - agency backed	10.1	10.2	(0.1)
Government and government agencies
United States	7.6	7.9	(0.3)
Foreign	8.5	8.7	(0.2)
Redeemable preferred stock	5.4	5.8	(0.4)
Total investment grade AFS securities	$357.3	$368.6	$(11.3)
Total number of investment grade AFS securities in a continuous unrealized loss position			123

	December 31, 2017
(dollars in millions)	Estimated	Amortized	Gross Unrealized
Investment grade AFS securities	Fair Value	Cost/Cost	Losses and OTTI (a)
Less than or equal to six months
Corporate Securities
Financial Services	$19.5	$19.7	$(0.2)
Industrial	75.1	75.8	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Credit Cards	5.7	5.7	-
Other	4.0	4.0	-
Autos	8.1	8.1	-
Student loan	3.0	3.0	-
Commercial mortgage-backed securities - non agency backed	29.0	29.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Total fixed maturity and equity securities	$156.0	$157.4	$(1.4)
Greater than six months but less than or equal to one year
Government and government agencies
Foreign	$3.8	$3.8	$-
Redeemable preferred stock	5.7	5.8	(0.1)
Total fixed maturity and equity securities	$9.5	$9.6	$(0.1)
Greater than one year
Corporate Securities
Industrial	$6.5	$6.5	$-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities
Non agency backed	1.0	1.0	-
Total fixed maturity and equity securities	$10.1	$10.3	$(0.2)
Total of all investment grade AFS securities
Corporate Securities
Financial services	$19.5	$19.7	$(0.2)
Industrial	81.6	82.3	(0.7)
Utility	2.0	2.0	-
Asset-backed securities
Structured Settlements	2.4	2.6	(0.2)
Credit cards	5.7	5.7	-
Other	4.0	4.0	-
Auto	8.1	8.1	-
Student loan	3.0	3.0	-
Timeshare	0.2	0.2	-
Commercial mortgage-backed securities - non agency backed	30.0	30.4	(0.4)
Residential mortgage-backed securities - agency backed	2.1	2.1	-
Government and government agencies
United States	7.5	7.6	(0.1)
Foreign	3.8	3.8	-
Redeemable preferred stock	5.7	5.8	(0.1)
Total investment grade AFS securities	$175.6	$177.3	$(1.7)
Total number of investment grade AFS securities in a continuous unrealized loss position			67

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Details underlying securities in a continuous gross unrealized loss and OTTI position for below investment grade AFS securities were as follows at September 30, 2018 and December 31, 2017:

	September 30, 2018
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Greater than six months but less than or equal to one year
Corporate Securities
Financial Services	$1.2	$1.2	$-
Industrial	5.9	6.5	(0.6)
Total fixed maturity AFS securities	$7.1	$7.7	$(0.6)
Greater than one year
Corporate Securities
Industrial	$5.8	$6.6	$(0.8)
Municipals - tax exempt	0.9	0.9	-
Total fixed maturity AFS securities	$6.7	$7.5	$(0.8)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$1.2	$1.2	$-
Industrial	11.7	13.1	(1.4)
Municipals - tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$13.8	$15.2	$(1.4)

Total number of below investment grade AFS securities in a continuous unrealized loss position			11

	December 31, 2017
	Estimated	Amortized	Gross Unrealized
(dollars in millions)	Fair Value	Cost/Cost	Losses and OTTI (a)
Below investment grade AFS securities
Less than or equal to six months
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	11.7	12.2	(0.5)
Total fixed maturity and equity securities	$13.0	$13.5	$(0.5)
Greater than one year
Corporate Securities
Industrial	$2.0	$2.9	$(0.9)
Municipals - tax exempt	0.9	0.9	-
Total fixed maturity and equity securities	$2.9	$3.8	$(0.9)
Total of all below investment grade AFS securities
Corporate Securities
Financial Services	$1.3	$1.3	$-
Industrial	13.7	15.1	(1.4)
Municipals - tax exempt	0.9	0.9	-
Total below investment grade AFS securities	$15.9	$17.3	$(1.4)

Total number of below investment grade AFS securities in a continuous unrealized loss position			12

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Gross unrealized losses and OTTI on below investment grade AFS securities represented 11% and 45% of total gross unrealized losses and OTTI on all AFS securities at September 30, 2018 and December 31, 2017, respectively. Generally, below investment grade securities are more likely than investment grade securities to develop credit concerns. The ratios of estimated fair value to amortized cost reflected in the table below are not necessarily indicative of the market value to amortized cost relationships for the securities throughout the entire time that the securities have been in an unrealized loss position, nor are they necessarily indicative of these ratios subsequent to September 30, 2018.

Details underlying AFS securities below investment grade and in an unrealized loss position were as follows at September 30, 2018 and December 31, 2017:

		September 30, 2018
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Greater than six months but less than or equal to one year	70% to 100%	$6.6	$7.0	$(0.4)
	40% to 70%	0.5	0.7	(0.2)
		$7.1	$7.7	$(0.6)

Greater than one year	70% to 100%	$6.1	$6.6	$(0.5)
	40% to 70%	0.6	0.9	(0.3)
		$6.7	$7.5	$(0.8)
Total		$13.8	$15.2	$(1.4)

		December 31, 2017
	Ratio of			Gross
	Estimated Fair	Estimated		Unrealized
	Value to	Fair	Amortized	Losses and
(dollars in millions)	Amortized Cost	Value	Cost/Cost	OTTI (a)
Less than or equal to six months	70% to 100%	$13.0	$13.5	$(0.5)
		$13.0	$13.5	$(0.5)

Greater than one year	70% to 100%	$1.5	$1.8	$(0.3)
	40% to 70%	1.4	2.0	(0.6)
		$2.9	$3.8	$(0.9)
Total		$15.9	$17.3	$(1.4)

(a)	Subsequent unrealized gains (losses) on OTTI securities are included in Net unrealized OTTI on securities in the Statements of Comprehensive Income (Loss).

Equity Securities

The amortized cost/cost, estimated fair value and gross unrealized gains (losses) recorded in net investment income (loss) of investments in equity securities at September 30, 2018 were:

	September 30, 2018
			Gross Unrealized
		Estimated	Gains (Losses) Recorded
	Amortized	Fair	in Net Investment
(dollars in millions)	Cost/Cost	Value	Income (Loss)
Equity securities
Banking securities	$25.5	$27.7	$2.2
Total equity securities	$25.5	$27.7	$2.2

See Notes to Financial Statements - Note 1, Summary of Significant Accounting Policies, Investments, for a discussion on the adoption of ASU 2016-01.

Liquidity and Capital Resources

Liquidity

The Company’s liquidity requirements include the payment of sales commissions and other underwriting expenses and the funding of its contractual obligations for the life insurance and annuity contracts that it has in force. The Company has developed and utilizes a cash flow projection system and regularly performs asset/liability duration matching in the management of its asset and liability portfolios. The Company anticipates funding its cash requirements utilizing cash from operations, normal investment maturities and anticipated calls and repayments, consistent with prior years. At September 30, 2018 and December 31, 2017, the Company’s assets included $1.4 billion and $1.7 billion, respectively, of cash, short-term investments and investment grade publicly-traded AFS securities that could be liquidated if funds were required.

Capital Resources

For the nine months ended September 30, 2018, the Company received a capital contribution of $2.7 million, paid no return of capital and paid a dividend of $200.0 million to TA Corp. For the nine months ended September 30, 2017, the Company received no capital contribution, paid a $35.8 million return of capital and paid no dividend to TA Corp.

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

The following table summarizes the Company’s ratings at November 14, 2018:

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

Commitments and Contingencies

The following table summarizes the Company’s projected cash benefit obligations to policyholders at September 30, 2018 related to the indicated accounts:

	Less	One To	Four To	More
	Than One	Three	Five	Than Five
(dollars in millions)	Year	Years	Years	Years	Total
General accounts (a)	$164.4	$290.4	$248.2	$1,306.7	$2,009.7
Separate Accounts (a)	658.0	1,156.4	1,006.9	4,716.5	7,537.8
	$822.4	$1,446.8	$1,255.1	$6,023.2	$9,547.5

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

The Company has utilized public information to estimate the future assessments it will incur as a result of insolvencies of life insurance companies that are members of a life insurance guaranty association in which the Company is also a member. When a member becomes insolvent, the guaranty association assesses the remaining members of the association an amount sufficient to satisfy an insolvent insurer’s contract owner obligations, within specified limitations. At both September 30, 2018 and December 31, 2017, the Company’s estimated liability for future guaranty fund assessments was $0.1 million. In addition, the Company had a receivable for future premium tax deductions of $3.5 million and $3.8 million at September 30, 2018 and December 31, 2017, respectively. The Company regularly monitors public information regarding insurer insolvencies and adjusts its estimated liability as appropriate.

Results of Operations

For the three months ended September 30, 2018 and 2017, the Company recorded net income of $20.5 million and $25.9 million, respectively. For the nine months ended September 30, 2018 and 2017, the Company recorded net income of $30.3 million and $74.9 million, respectively. During the three months ended September 30, 2018, the change in net earnings as compared to the same period in 2017 was primarily driven by higher derivative losses, lower net investment income and lower realized investment gains, offset by lower amortization of VOBA. For the nine months ended September 30, 2018, the change in net earnings as compared to the same period in 2017 was primarily driven by higher policy benefits expense and lower net investment income.

The following table provides the components in policy charge revenue by type for each respective period:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Asset-based policy charge revenue	$21.3	$22.1	$65.0	$66.2
Reinsurance premiums ceded	(0.8)	(0.9)	(2.5)	(2.9)
Guaranteed benefit-based policy charge revenue	4.8	5.1	14.7	15.4
Non-asset based policy charge revenue	10.7	11.2	32.2	33.6
Total policy charge revenue	$36.0	$37.5	$109.4	$112.3

Net investment income for the three and nine months ended September 30, 2018 and 2017 decreased $5.0 million and $13.0 million, respectively. This was driven by lower fixed maturity AFS security balances in the current year resulting from sales made to raise cash for the dividend payment in the second quarter of 2018 along with lower mortgage loan balances due to sales in 2017 and lower limited partnership investment balances due to sales in 2018.

Net derivative gains (losses) recorded in income for the three months ended September 30, 2018 and 2017 were ($15.2) million and ($9.2) million. Net derivative gains (losses) recorded in income for the nine months ended September 30, 2018 and 2017 were ($41.6) million and ($40.0) million. The following table provides the components of net derivative gains (losses) by type:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
(dollars in millions)		2018	2017	2018	2017
Equity futures	(a)	$0.7	$(0.5)	$1.1	$(1.2)
Bond futures	(b)	(0.9)	-	(2.5)	1.8
Variance swaps		(0.7)	(0.5)	(0.4)	(2.9)
Total return swaps	(c)	(3.1)	(3.5)	(4.7)	(11.9)
Options	(d)	(9.1)	(5.6)	(24.7)	(29.4)
Interest rate swaps	(e)	(2.1)	0.1	(8.6)	1.3
Credit default swaps		0.1	0.8	(1.8)	2.3
Total net derivative gains (losses)		$(15.1)	$(9.2)	$(41.6)	$(40.0)

(a) Equity-linked futures positions produced gains of $0.7 million due to the impact of volatile equity market performance as positions were executed and rolled during the quarter.

(b) Bond futures contracts produced $0.9 million in realized losses during the quarter due to the upward shift in the rate curve.

(c) Short positions on equity-linked total return swaps generated losses of $3.1 million during the quarter as a reflection of volatile equity market performance relative to periodic payment and reset dates.

(d) Options produced $9.1 million of losses during the quarter, driven by normal amortization of $11.6 million and mark to market losses of $11.7 million, offset by realized gains of $14.2 million related to exercised call options at maturity.

(e) Receive fixed vanilla interest rate swaps generated $2.1 million in mark to market losses resulting from the upward shift of the rate curve.

For the three and nine months ended September 30, 2018 and 2017, the Company did not record OTTI in income.

The following table provides the components of policy benefits by type for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in millions)	2018	2017	2018	2017
Annuity benefit unlocking	$(11.8)	$(16.1)	$(19.4)	$(55.0)
Annuity benefit expense	4.9	6.5	24.9	32.8
Amortization (accretion) of deferred sales inducements	-	0.3	0.5	0.7
Life insurance mortality expense	4.5	8.3	28.0	22.9
Total policy benefits increase (decrease)	$(2.4)	$(1.0)	$34.0	$1.4

Policy benefits expense for the nine months ended September 30, 2018 increased $32.6 million, was primarily driven by $35.6 million higher annuity benefit unlocking due to $32.0 million higher SOP reserves resulting from less favorable equity market returns in 2018 compared to 2017. There was also higher life mortality expense which was driven by unfavorable claims experience in the current year, partially offset by a decrease in annuity benefits expense.

For a complete discussion of the Company’s accounting policies related to VOBA, refer to Part II – Item 7, Management’s Narrative Analysis of Results of Operations – Critical Accounting Policies and Estimates, VOBA, in the Company’s 2017 Annual Report on Form 10-K.

Segment Information

The Company’s operating results are categorized into two operating segments: Annuity and Life Insurance. The Company’s Annuity segment consists of variable annuity and interest-sensitive annuity contracts. The Company’s Life Insurance segment consists of variable life insurance and interest-sensitive life insurance contracts. The accounting policies of the business segments are the same as those for the Company’s Financial Statements. See Notes to Financial Statements – Note 1, Summary of Significant Accounting Policies.

All revenue and expense transactions are recorded at the contract level and accumulated at the business segment level for review by management. The following tables summarize each business segment’s contributions to the Statement of Income (Loss) for the three months and nine months ended September 30, 2018 and 2017:

Annuity	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
Policy charge revenue	$22.9	$24.0
Net investment income (loss)	9.9	13.7
Net realized investment gains (losses)	-	3.5
Derivative gains (losses)	(15.1)	(9.2)
Total Revenue	$17.7	$32.0

Interest credited to policyholder liabilities	$1.7	$2.1
Policy benefits (net of reinsurance recoveries)	(6.8)	(9.2)
Amortization (accretion) of DAC	1.2	1.1
Amortization (accretion) of VOBA	1.8	1.0
Insurance, general and administrative expenses	8.8	9.1
Total Expenses	$6.7	$4.1

Income (Loss) before taxes	$11.0	$27.9
Income tax expense (benefit)	-	-
Net income (loss)	$11.0	$27.9

Life Insurance
Policy charge revenue	$13.1	$13.5
Net investment income (loss)	12.5	13.7
Net realized investment gains (losses)	-	1.1
Derivative gains (losses)	-	-
Total Revenue	$25.6	$28.3

Interest credited to policyholder liabilities	$11.0	$11.1
Policy benefits (net of reinsurance recoveries)	4.4	8.3
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	-	10.3
Insurance, general and administrative expenses	0.7	0.6
Total Expenses	$16.1	$30.3

Income (Loss) before taxes	$9.5	$(2.0)
Income tax expense (benefit)	-	-
Net income (loss)	$9.5	$(2.0)

Annuity	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Policy charge revenue	$70.0	$71.9
Net investment income (loss)	31.3	41.0
Net realized investment gains (losses)	8.6	5.2
Derivative gains (losses)	(41.6)	(40.0)
Total Revenue	$68.3	$78.1

Interest credited to policyholder liabilities	$8.4	$5.7
Policy benefits (net of reinsurance recoveries)	6.1	(21.5)
Amortization (accretion) of DAC	2.4	2.9
Amortization (accretion) of VOBA	4.1	3.2
Insurance, general and administrative expenses	24.4	22.9
Total Expenses	$45.4	$13.2

Income (Loss) before taxes	$22.9	$64.9
Income tax expense (benefit)	-	0.4
Net income (loss)	$22.9	$64.5

Life Insurance
Policy charge revenue	$39.4	$40.4
Net investment income (loss)	37.6	40.8
Net realized investment gains (losses)	0.3	1.7
Derivative gains (losses)	-	-
Total Revenue	$77.3	$82.9

Interest credited to policyholder liabilities	$32.5	$33.9
Policy benefits (net of reinsurance recoveries)	27.9	22.9
Amortization (accretion) of DAC	-	-
Amortization (accretion) of VOBA	7.1	13.3
Insurance, general and administrative expenses	2.4	2.2
Total Expenses	$69.9	$72.3

Income (Loss) before taxes	$7.4	$10.6
Income tax expense (benefit)	-	0.2
Net income (loss)	$7.4	$10.4

For the three months ended September 30, 2018, as compared to the same period in 2017, net income of the annuity segment decreased $16.9 million for the annuity segment. The decrease was primarily driven by higher derivative losses, lower net investment income and lower net realized investment gains, and higher policy benefits expense. The $5.9 million increase in derivative losses was primarily driven by lower market value on put option positions due to improved equity market performance and lower mark to market adjustments due to increasing interest rates. The $3.8 million decrease in net investment income was driven by lower asset balances in the latter half of 2018, resulting from the sale of investments to raise cash for the dividend payment in the second quarter of 2018. The $3.5 million decrease in net realized investment gains was driven by non-recurring mortgage gains in the prior year due to prepayments and realized gains on transfers. The $2.4 million higher policy benefits expense was driven by less favorable equity returns in 2018 as compared to 2017.

For the nine months ended September 30, 2018, as compared to the same period in 2017, net income of the annuity segment decreased $41.6 million primarily due to higher policy benefits expense and lower net investment income. Policy benefits expense increased $27.6 million, which was driven by higher SOP reserves. In 2018, reserves of $12.0 million were released compared to $43.5 million in 2017 resulting from stronger equity returns in 2017 as compared to 2018. The $9.7 million decrease in net investment income was driven by lower asset balance in the latter half of 2018, resulting from the sale of investments to raise cash for the dividend payment in the second quarter of 2018 and lower mortgage interest income driven by non-recurring mortgage gains in the prior year due to prepayment and realized gains on transfers.

For the three months ended September 30, 2018, as compared to the same period in 2017, net income of the life segment increased $11.5 million for the life segment. The increase was primarily driven by a $10.3 million decrease in amortization of VOBA due to a change in the timing of the annual review of assumptions from the third quarter in 2017 to the second quarter in 2018. The change was driven by the $8.6 million difference in unlocking adjustment from the annual review, lower amortization of $1.7 million as a result of lower fund performance and improved mortality experience.

For the nine months ended September 30, 2018, as compared to the same period in 2017, net income of the life segment decreased $3.0 million. Decreased net income primarily resulted from lower revenue, offset by lower expenses. Lower net investment income of $3.2 million was driven by lower asset balances in the latter half of 2018, due to the sale of investments to raise cash for the dividend payment in the second quarter of 2018. Decreased amortization of VOBA of $6.2 million was driven by lower annual unlocking adjustments in 2018 and was partially offset by $5.0 million higher policy benefits expenses due to a larger average life claim size in 2018.

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

Item 4. Controls and Procedures

The Company’s Disclosure Committee assists with the monitoring and evaluation of the Company’s disclosure controls and procedures. The Company’s President, Chief Financial Officer and Disclosure Committee have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on that evaluation, the President and Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.

In addition, no change in the Company’s internal control over financial reporting (as defined in Rule 15d-15(f) under the Exchange Act) occurred during the third fiscal quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II Other Information

Item 1. Legal Proceedings

See Note 11, Commitments and Contingencies, for a description of material pending litigation and regulatory proceedings affecting the Company, in the Notes to Financial Statements which is incorporated herein by reference.

Item 1A. Risk Factors

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the insurance industry. Other than as discussed below, there have been no material changes in our risk factors from those disclosed in our 2017 Annual Report on Form 10-K. The risks described in the 2017 Annual Report on Form 10-K and elsewhere in this Form 10-Q may not be the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition, and/or operating results.

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

Transamerica Advisors Life Insurance Company
(Registrant)

Date: November 14, 2018	By:	/s/ C. Michiel van Katwijk
C. Michiel van Katwijk
Director, Executive Vice President, Chief Financial Officer and Treasurer